Form 10-K
period 1996-03-30
XILINX INC
filed 1996-06-27
CIK 743988

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K
(Mark One)
[ X ]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended March 30, 1996 or
[   ]    Transition  report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

COMMISSION FILE NUMBER   0-18548

                                 XILINX, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      77-0188631
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

     2100 LOGIC DRIVE, SAN JOSE, CA                      95124
(Address of principal executive offices)              (Zip Code)

                                (408) 559-7778
              Registrant's telephone number, including area code

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES   [ X ]             NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 4, 1996 as reported on the Nasdaq National Market was approximately $2,089,824,088. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 4, 1996, registrant had 72,196,484 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE


Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part
III).


                                    PART I


ITEM 1.     BUSINESS

GENERAL

Xilinx,  Inc.  ("Xilinx"  or  "the  Company")  designs,  develops  and markets complementary metal-oxide-silicon ("CMOS") programmable logic devices and related development system software. The Company's programmable logic product lines include field programmable gate arrays ("FPGAs") and complex
programmable  logic  devices  ("CPLDs").    These  components  are  standard
integrated circuits ("ICs") programmed by Xilinx's customers to perform desired logic operations. Xilinx introduced the first FPGA device in 1985, holds patents on certain FPGA architectures and technology and continues to be the leading supplier to this market. Xilinx also markets hardwire devices, which are mask-programmed ICs that are functionally equivalent to a programmed FPGA.

Competitive pressures require manufacturers of electronic systems to bring increasingly complex products to market rapidly. Requirements for improved functionality, performance, reliability and lower cost are often addressed through the use of components that integrate ever larger numbers of transistors onto a single integrated circuit. For electronic equipment manufacturers in the data processing, telecommunications, networking, industrial control, instrumentation, and military markets, integration often results in faster speed, smaller size, lower power consumption and lower costs. However, while global competition is increasing the demand for more complex products, it is also shortening product life cycles and requiring more frequent product enhancements. The length of time required to develop these more sophisticated electronic systems is often incompatible with stringent time to market requirements.

Xilinx was founded to design, develop and market FPGAs which uniquely combine the high logic density typically associated with custom gate arrays with the time to market advantages of programmable logic and the availability of a standard product. The Company offers a broad product line of programmable logic devices to provide solutions for customers. The Company's programmable logic devices serve a wide variety of applications which require high levels of integration and for which time to market is critical, production volumes are unpredictable and/or frequent design modifications are necessary to adapt a product to new markets. Xilinx CPLD's complement the Company's FPGA products and contribute to the Company's efforts to offer total programmable logic solutions. With FPGAs, which have the advantages of higher density, lower power and lower cost, and CPLDs, which are typically faster, have lower density and have simpler, easier to use software, the Company's products enable electronic system manufacturers to rapidly bring complex products to market in volume.

The Xilinx software strategy is to deliver an integrated design solution for a broad customer base ranging from customers who are not familiar with designing systems using FPGA's to the most sophisticated customers who are accustomed to designing high density, mask programmed gate arrays. The objective is to deliver strategic software advantages that combine ease of use with design flexibility, effective silicon utilization and competitive performance.

System designers use proprietary Xilinx development system software together with industry standard electronic design automation ("EDA") tools to design and develop Xilinx programmable logic applications. Designers define the logic functions of the circuit and revise such functions as necessary. Programmable logic can be designed and verified in a few days, as opposed to several weeks or months for gate arrays, which are customized devices that are defined during the manufacturing process. Moreover, programmable logic design changes can be implemented in as little as a few hours, as compared to several weeks for a custom gate array. In addition, significant savings result from the elimination of non-recurring engineering costs and the reduction of expenses associated with the redesign and testing of custom gate arrays. By reducing the cost and scheduling risks of design iterations, programmable logic devices allow greater designer creativity, including the consideration of design alternatives which often lead to product improvements. Further, since programmable logic devices are standard products and production quantities are more readily available, exposures to obsolete inventory can be significantly reduced.

On April 10, 1995, the Company acquired NeoCAD, Inc. ("NeoCAD"), a company engaged in the design, development, and sale of software design tools for programmable electronic technologies. In fiscal 1996, the Company has been integrating NeoCAD's advanced FPGA software technology into its development system software.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate its research and development limited partnership. In April 1990, the Company reincorporated in Delaware. The Company's corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124.

PRODUCTS

The timely introduction of new products is a key factor in the success of the Company's business. Delays in developing new products with anticipated technological advances or delays in commencing volume shipments of new products would be expected to have an adverse effect on the Company's business. In addition, there can be no assurance that such products, if introduced, will gain market acceptance or respond effectively to new technological changes or new product announcements by others.

     Programmable Logic Devices

The Company's FPGA products include the XC2000, XC3000 and XC4000 families and the recently introduced XC5000, XC6000 and XC8000 families. The Company's CPLD products include the XC7000 family and the recently introduced XC9000 family. The Company has also recently introduced new members of the XC4000 family which include the XC4000E and XC4000EX. The XC4000E family increased performance over previous versions of the XC4000 family by approximately fifty percent. This improvement is the result of a new design, a new process technology and new on-chip RAM features. The XC4000EX family utilizes the benefits of the XC4000E architecture and provides additional routing resources which are expected to meet the design requirements for ICs with gate densities ranging from 28,000 to 125,000 useable gates. The XC4000EX family will offer the most powerful solution for the mask-programmed gate array replacement market by addressing 80% of the density requirements for today's gate array design starts. The XC5000 family represents the first FPGA specifically developed as a cost effective, high volume production alternative to gate arrays. The XC5000 family significantly reduces the price premium for customers evaluating an FPGA device against a comparable custom gate array. Use of the XC5000 as a low cost solution for high density designs permits the customer to also take advantage of design ease and to accelerate time to
volume  production.    The  XC6000  family  is  designed  for  reconfigurable
coprocessing applications within the embedded controller market. The XC8000 family consists of one-time programmable FPGAs which utilize the Company's innovative MicroVia antifuse technology and proprietary sea-of-gates architecture and was developed for high gate efficiency and ease-of-use. The XC9000 family utilizes Flash-based architecture and offers in-system programmability. The Company shipped XC4000E and XC8000 products in fiscal 1996 and expects to ship the XC4000EX, XC6000 and XC9000 products in fiscal 1997.

FPGAs are available in a wide variety of plastic and ceramic package types, including pin-grid array, surface mount and quad flat pack configurations. These devices meet the industry standard operating temperature ranges of commercial, industrial and military users.

The Company's hardwire products offer a low cost migration path for high volume applications. Once a programmable logic design is finalized, customers can take advantage of hardwire products which are mask-programmed during the manufacturing process. For every Xilinx FPGA family, there is a corresponding hardwire family.

In order to minimize the printed circuit board area required for external storage of the FPGA configuration program, the Company has developed a family of erasable programmable read-only memories ("EPROMs"). These devices are sold by the Company in conjunction with its FPGAs.

     Development System Software

The Company's current version of XACTstep software combines powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs. XACTstep provides all of the implementation technology required to design with Xilinx logic devices, including module generation, design optimization and mapping, placement and routing, timing analysis, and program file generation. The Company's next generation software will build upon the existing user interface of the current XACTstep software release, but underneath will be a new generation software platform based on the NeoCAD core technologies. This merged release, which is expected to be available in fiscal 1997, is designed to satisfy the complete spectrum of FPGA and CPLD customers.

The Company currently offers two different series of software solutions. One series, which was released in April 1996, is an off-the-shelf, or "shrink-wrapped", solution that is easy to learn and use. For those customers that are new to designing with PLDs or want a low cost solution, the Company offers this entirely integrated software solution. The second series is for designers who want to integrate programmable logic design into their existing EDA tool environment. With interfaces to over 50 EDA vendors, this product allows users to select tools with which they are most familiar and therefore shortens their design cycle.

The Company is preparing a third software solution series to be directed towards high-end system level design applications which have historically been dominated by gate arrays. Xilinx will provide pre-implemented, fully-verified "drop-in modules", called LogiCores, for commonly used complex functions such as digital signal processing. These cores of intellectual property are expected to change the way in which logic has been historically designed. As a result, users should be able to shorten development time, reduce design risk and obtain superior performance for their designs.

Xilinx's XACTstep development system software operates on desktop computer platforms, including personal computers and workstations from IBM, IBM-compatible manufacturers, HP, DEC and Sun Microsystems. Through March 30, 1996, the Company had distributed over 26,700 development systems to more than 5,000 system manufacturers worldwide.

In fiscal 1996, sales of FPGAs, CPLDs, EPROMS, Hardwire and development system software products accounted for 85%, 2%, 5%, 5% and 3% of total revenues, respectively. For additional information on the Company's revenues, see Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7.

 RESEARCH AND DEVELOPMENT

Xilinx's research and development activities are primarily directed towards the design of new integrated circuits, the design of new development system software and ongoing cost reductions and performance improvements in existing products. The Company's recent research and product development efforts have been directed principally towards its XC3100, XC4000, XC5000, XC6000 and XC8100 families of FPGAs, CPLD products, XACT development system software and towards other proprietary new architectures and processes.

Xilinx believes that development system software is an important factor in expanding the use of programmable logic devices. The Company's R&D challenge is to continue to develop new products that create solutions for customers while simultaneously reducing product development time. A further challenge will be the completion of integrating NeoCAD's advanced FPGA software technology into the existing product line. The Company presently allocates approximately 60% and 40% of its research and development staff for integrated circuit design or process development and development system software products, respectively. As of March 30, 1996, 388 employees were engaged in research and development. In fiscal 1996, 1995, and 1994, the Company's research and development expenses were $64.6 million, $45.3 million, and $34.3 million, respectively. The Company expects that it will continue to spend substantial funds on research and development.

Research and development expenses, while having increased in amount in each period presented, have approximated 12% of revenues in 1996 and 13% in 1995 and 1994. The Company believes that technical leadership is essential to its success and is committed to continuing a significant level of research and development effort.

 MARKETING AND SALES

Xilinx sells its products through several channels of distribution: direct sales to manufacturers by independent sales representative firms, sales through domestic distributors, and sales through foreign distributors. Xilinx also utilizes a direct sales management organization and field applications engineers (FAEs) as well as manufacturer's representatives and distributors to reach a broad base of potential customers. The Company's independent representatives address larger OEM customers and act as a direct sales force, while distributors serve the balance of the Company's customer base. All channels are supported by Xilinx sales and technical support personnel.

In North America, Hamilton-Hallmark, Marshall Industries, and Insight Electronics, Inc. distribute the Company's products nationwide, and Nu Horizons Electronics provides additional regional sales coverage. The Company believes that distributors provide a cost effective means of reaching small and medium-sized customers. Since the Company's programmable logic devices are standard products, they do not present many of the inventory risks to distributors of custom gate arrays, and they simplify the requirements for distributor technical support.

Because of the uncertainty associated with future pricing adjustments and product returns, the Company defers recognition of revenues and related cost of revenues for products sold through domestic distributors until the merchandise is sold by the distributors.


BACKLOG AND CUSTOMERS

As of March 30, 1996, the Company's backlog was approximately $143.8 million, as compared to approximately $94.9 million as of April 1, 1995. Xilinx includes in its backlog all purchase orders scheduled for delivery within the next six months. Xilinx produces standard products which can generally be shipped from inventory within a short time after receipt of an order. The Company's business, and to a large and growing extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules. Orders constituting the Company's current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

In fiscal 1996, the Company shipped products to over 5,000 customers directly or through domestic and foreign distributors. No single end customer accounted for more than 6% of revenues in fiscal 1996 or 1995 and 4% in fiscal 1994. See Note 9 of Notes to Consolidated Financial Statements in Item 8 for Industry and Geographic Information.

 WAFER FABRICATION

The majority of wafers for FPGAs shipped by the Company have been manufactured by Seiko Epson Corporation (Seiko) and Yamaha Corporation (Yamaha). Seiko has non-exclusive, non-transferable rights to manufacture and sell FPGAs designed by Xilinx in Japan and Europe but is not currently exercising these rights. In exchange, Seiko has provided the Company with access to advanced CMOS processes. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by Seiko and Yamaha are determined by periodic negotiations between the Company and these foundry partners. From time to time, Xilinx may contract with other suppliers to provide wafers for the Company's products.

Xilinx's strategy is to focus its resources on creating new integrated circuits and development system software and on market development rather than on wafer fabrication. The Company continuously evaluates opportunities to enhance foundry relationships and/or obtain additional capacity. As a result, the Company has entered into recent agreements with United Microelectronics Corporation and Seiko as discussed below.

The Company entered into a series of agreements with United Microelectronics Corporation (UMC) pursuant to which the Company has agreed to join UMC and other parties to form a joint venture for the purpose of building and managing an advanced semiconductor manufacturing facility in Taiwan. See Note 4 of Notes to Consolidated Financial Statements in Item 8. Under the terms of the agreement, the Company invested $34 million in fiscal 1996 and will invest an additional $68 million and $34 million in December 1996 and July 1997, respectively, for a 25% equity interest in the venture. As a result of its equity ownership, the Company will receive rights to purchase at market prices a percentage of the facility 's wafer production. The proposed facility is expected to commence limited production of eight-inch sub-micron wafers during fiscal 1998. The Company is currently receiving eight-inch, sub-micron wafers in limited volume from a recently constructed foundry in which UMC is the major shareholder. Xilinx believes it will continue to receive such products in moderate volumes until the joint venture facility is operational.

On May 17, 1996, the Company signed an agreement with Seiko. The agreement provides for an advance to Seiko of $200 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to eight-inch sub-micron wafers. In conjunction with the agreement, $30 million was paid in May 1996 and further installments are scheduled starting in November 1996. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of 1998. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance, and the form of the additional funding will be negotiated at that time.

ASSEMBLY AND TEST

Wafers purchased by the Company are tested by the manufacturer or by the Company. Tested wafers are assembled by a subcontractor in facilities in various Pacific Rim countries. In the assembly process, the wafers are separated into individual integrated circuits which are then assembled in packages. Following assembly, the packaged units are returned to the Company's U.S. or Ireland facilities for further testing, marking and final inspection prior to shipment to customers.

 PATENTS AND LICENSES

Through March 30, 1996, the Company held 92 United States patents and has filed for an additional 139 United States patents in the areas of software, IC architecture and design. The Company intends to vigorously protect its intellectual property. The Company believes that failure to enforce its patents or to effectively protect its trade secrets could have an adverse effect on the Company's business. See Legal Proceedings in Item 3 and Note 10 of Notes to Consolidated Financial Statements in Item 8.

Xilinx has acquired various software licenses that permit the Company to grant object code sublicenses to its customers for certain third party software programs licensed with the Company's development system software. In addition, the Company has licensed certain software for internal use in product design.

EMPLOYEES

Xilinx's employee population has grown by 38% during the past year. As of March 30, 1996, Xilinx had 1,201 employees compared to 868 at the end of the prior year. None of the Company's employees are represented by a labor union.
  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

COMPETITION

The Company's FPGA and CPLD products compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change,
rapid  product  obsolescence  and  price  erosion.    The  Company  expects
significantly increased competition both from existing competitors and from a number of companies that may enter its market. Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of development system software, and technical service and support. The Company 's strategy for expansion in the programmable logic market includes continued price reductions commensurate with the ability to lower the cost of manufacture and continued introduction of new product architectures which target high volume, low cost applications. However, there can be no assurances that the Company will be successful in achieving this strategy.

The Company's major sources of competition are comprised of three elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures and other providers of programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. However, the Company believes that the design specifications for many customers can be met by the density and speed capabilities of Xilinx's programmable logic products which are cost effective over a broad range of production volumes. In addition, the Company 's efforts to introduce lower cost architectures are intended to narrow the gap between current custom gate array production costs (in high volumes) and FPGA production costs. To the extent that such efforts are not successful, the Company's business could be materially adversely affected.

The Company competes with providers of high density programmable logic products characterized by FPGA-type architectures on the basis of software capability, product functionally, price, performance and customer service. The Company believes that certain of its patents have been infringed by a competitor and has initiated legal action to protect its intellectual property. See Legal Proceedings in Item 3 and Note 10 of Notes to Consolidated Financial Statements in Item 8.

The benefits of programmable logic have attracted a number of companies to this market, competing primarily on the basis of speed, density or cost. Xilinx recognizes that different applications require different programmable technologies, and the Company is developing multiple architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, Xilinx is working to develop common design software that supports the full range of integrated circuit products. Xilinx believes that automation and ease of design will be significant competitive factors in the programmable logic market.

Although certain manufacturers of PLDs compete with Xilinx, significant differences in logic density between most complex PLDs and FPGAs limit the amount of competitive overlap. While the architecture of complex PLDs gives them a performance advantage in certain instances, the Company believes that the higher density available with FPGAs makes them more economical for many designs.

Several companies, both large and small, have introduced products competitive with those of the Company or have announced their intention to enter this market. Some of the Company's competitors may possess innovative technology which could prove superior to Xilinx's technology in some applications. In addition, the Company anticipates potential competition from suppliers of logic products based on new technologies. Many of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. This additional competition could adversely affect the Company.

Xilinx also faces competition from its licensees. Under a license from the Company, AT&T is manufacturing and marketing the Company's non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering high density. Seiko has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. AMD is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs and, after March 19, 1997, could also compete directly in this market.


EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding each of Xilinx's executive officers is set forth below:



                                                                                Officer
Name                      Age                           Position                Since

Bernard V. Vonderschmitt   72  Chairman of the Board                            1984
Willem P. Roelandts        51  Chief Executive Officer                          1996
Robert C. Hinckley         48  Vice President, Strategic Plans and              1991
                               Programs, General Counsel, and Secretary
Gordon M. Steel            51  Senior Vice President, Finance and Chief         1987
                               Financial Officer
R. Scott Brown             55  Senior Vice President, Sales                     1985
C. Frank Myers             62  Vice President, Operations                       1985




Except as set forth below, each of the Company's executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company.

Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer. He is a 28-year veteran of Hewlett-Packard Company, where he most recently served as a senior vice president and managed the company's Computer Systems Organization from November 1992 through January 1996. In this capacity, he was responsible for all aspects of the computer systems business worldwide, including research and development, manufacturing, marketing, professional services and sales. He also served as vice president and general manager of the Network Systems Group from December 1990 to November 1992.

Robert C. Hinckley joined the Company in November 1991 as Vice President, Strategic Plans and Programs, serves as the Company's General Counsel, and was appointed Secretary in May 1993. He acted as interim Chief Operating Officer from March 1994 until August 1994. From August 1990 to November 1991 he was engaged in the private practice of law. From January 1989 until August 1990, he served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Spectra Physics, Inc.

In April 1996, Curtis S. Wozniak, President and Chief Operating Officer, resigned from the Company. He had joined Xilinx in August 1994.

ITEM 2.     PROPERTIES

Xilinx's principal administrative, sales, marketing, research and development and final testing facility is located in adjacent buildings providing 335,000 square feet of available space in San Jose, California and are leased through 1999. The Company has entered into lease agreements relating to these facilities which would allow the Company to purchase these facilities on or before the lease expiration dates in December 1999. In addition, the Company maintains domestic sales offices in nineteen locations which include the metropolitan areas of Atlanta, Boston, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh and San Jose as well as international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Tokyo, Taipei, Seoul and Hong Kong. The Company completed construction of a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland in 1995. This facility is being used to service the Company's customer base outside of North America.
  The Company is currently constructing a 60,000 square foot facility in Boulder, Colorado. This facility will replace the former NeoCAD facility and will be the primary location for the Company's software efforts in the areas of research and development, manufacturing and quality control.

ITEM 3.     LEGAL PROCEEDINGS

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact discovery has been completed in both cases. No trial date has been set. The Court has stayed further proceedings in both cases until August 30, 1996, when the next status conference with the Court is scheduled. On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware (the Delaware suit) alleging that the Company's XC5000 family infringes a certain Altera patent. The Company answered the Delaware suit denying that the XC5000 family infringes the patent in suit, which is the subject of the litigation, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit has now been transferred to the United States District Court for the Northern District of California. Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward looking statement and actual results could differ materially.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. The
Company knows of no legal proceedings contemplated by any governmental authority or agency.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the Nasdaq National Market under the symbol XLNX. The table below reflects for the periods indicated the high and low closing sales prices per share of the Common Stock, as reported on the Nasdaq National Market. Xilinx has never paid a cash dividend on its Common Stock and intends to continue this policy for the foreseeable future. As of March 31, 1996, there were approximately 671 shareholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of shareholders is estimated by the Company to be over 35,000.






                               Fiscal Year 1996    Fiscal Year 1995

Quarter Ended                   High      Low        High     Low
- -------------                  ------    ------     ------   ------
June 30                        $33.17    $21.25     $18.67   $11.33
September 30                    53.88     31.67      16.92     9.92
December 31                     48.38     24.75      20.25    15.33
March 31                        45.50     27.88      23.67    18.38


The price range of the Company's Common Stock has been restated for all periods presented to reflect the three-for-one stock split, which was effected in July 1995.


ITEM 6.     SELECTED FINANCIAL DATA - (in thousands, except per share data)

 CONSOLIDATED STATEMENT OF INCOME DATA:


                                                      Years ended March 31,
                              1996         1995           1994     1993      1992
Net revenues                $560,802    $355,130      $256,448   $177,998  $135,827
Operating income             165,756 #    92,048 +      65,168     41,586    30,137 *
Income before taxes          170,902 #    94,845 +      67,436     43,610    33,758 *
Provision for income taxes    69,448      35,567        26,157     16,379    12,493
Net income                   101,454 #    59,278 +      41,279     27,231    21,265 *
Net income per share        $   1.28 #  $   0.80 +    $   0.57   $   0.38  $   0.30 *
Shares used in per share
       calculations           78,955      74,109        72,237     70,848    71,868
- --------------------------  --------    --------      --------   --------  --------

     # After non-recurring charge for in-process technology related to the acquisition of NeoCAD of $19,366 and $0.25 per share.
     + After non-recurring charge for the write-off of a minority investment of $2,500 and $0.02 per share net of tax.
     * After non-recurring charge for in-process technology related to the acquisition of Plus Logic of $3,507 and $0.03 per share net of tax.



 CONSOLIDATED BALANCE SHEET DATA


                          1996      1995      1994      1993      1992
Working capital         $436,070  $180,064  $143,103  $101,100  $ 88,414
Total assets             720,880   320,940   226,156   162,899   146,589
Long-term debt           250,000       867     2,195     3,911     4,959
 Stockholders ' equity   368,244   243,971   172,878   123,299   108,662
- ----------------------  --------  --------  --------  --------  --------




ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Such risks and uncertainties are detailed in the Company's SEC reports and filings. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Results".



Nature of Operations

Xilinx, Inc. ("Xilinx" or the "Company") designs, develops and markets CMOS (complementary metal-oxide-silicon) programmable logic devices and related development system software. The Company's programmable logic product lines include field programmable gate arrays ("FPGAs") and complex programmable logic devices ("CPLDs"). These components are standard integrated circuits ("ICs") programmed by Xilinx's customers to perform desired logic operations. Xilinx introduced the first FPGA device in 1985, holds patents on FPGA architecture and technology, and continues to be the leading supplier to this market. Xilinx also markets hardwire devices which are mask-programmed ICs functionally equivalent to programmed FPGAs. The Company's products provide high integration and quick time-to-market for electronic equipment manufacturers in the data processing, telecommunications, networking, industrial control, instrumentation and military markets. The Company markets its products throughout the world through a direct sales organization, direct sales to manufacturers by independent sales representative firms, sales through licensed domestic distributors and sales through foreign distributors.
  Xilinx's products have provided effective solutions to a wide range of customer logic requirements, thereby permitting the Company to increase revenues and market share and to realize excellent profitability during fiscal 1996.

     Results of Operations

The following table sets forth certain operational data both as percentages of annual revenues and as percentage changes from the prior year 's results.





                                             Years ended March 31,          Increase from Prior Year
                                          -------------------------------  --------------------------
                                               1996       1995      1994      1996           1995
                                          -----------  ---------  -------  -----------  --------------
Revenues                                     100.0%      100.0%    100.0%      57.9%         38.5%
Cost of revenues                              36.2%       39.0%     38.5%      46.7%         40.1%

Gross margin                                  63.8%       61.0%     61.5%      65.1%         37.4%
Research and development                      11.5%       12.8%     13.4%      42.5%         32.0%

Marketing, general and administrative         19.2%       21.6%     22.7%      40.5%         32.1%

Operating income before
     non-recurring charges                    33.1%       26.6%     25.4%      95.8%         45.1%

Non-recurring charges                          3.5%        0.7%        -         NM            NM

Operating income                              29.6%       25.9%     25.4%      80.1%         41.2%
Interest income (net)                          0.9%        0.8%      0.9%      84.0%         23.3%

Income before taxes                           30.5%       26.7%     26.3%      80.2%         40.6%
Provision for income taxes                    12.4%       10.0%     10.2%      95.3%         36.0%

Net income                                    18.1%       16.7%     16.1%      71.1%         43.6%
- ----------------------------------------  ------------  ---------  -------   ---------    -----------


     Revenue

Xilinx reported record revenues for 1996 of $560.8 million, representing an increase of 57.9% from $355.1 million for 1995 and 118.7% from $256.4 million reported for 1994. The growth in revenues was a function of increased unit sales of programmable logic devices and, more specifically, was primarily attributable to the revenue growth of the XC4000 family as well as the growth of the Company's new product, the XC5000 family. Other contributors included the Company 's XC3000, XC3100 and CPLD families.

Xilinx's development system software is used by the Company 's customers to implement designs in the Company 's programmable logic devices. Software revenues increased by 36.1% in 1996 to approximately $17.1 million as compared to $12.6 million in 1995 and $11.6 million in 1994. Although software revenues have increased in dollar amounts, sales have declined as a percentage of total revenues, accounting for 3%, 4% and 5% of revenues for 1996, 1995 and 1994, respectively. Cumulative licenses for proprietary development system software distributed to customers through the end of 1996 approximated 26,700 units, as compared to 21,000 and 16,500 at the end of 1995 and 1994, respectively.

Revenue contribution by product line reflected increased customer demand for the functionality and performance provided by the Company's higher density and higher speed programmable logic devices. Of the $205.7 million growth in revenues between 1995 and 1996, 96% was provided by revenues from the proprietary products within the XC3000 family as well as the XC3100, XC4000, XC5000 and CPLD families, all of which are proprietary products. Revenues from proprietary products increased from 74% of the aggregate revenues in 1995 to 85% in 1996. In the fourth quarter of 1996, proprietary products accounted for 88% of total revenues as compared to 79% for the comparable 1995 quarter. Revenues from the XC4000 family increased 106% between 1995 and 1996 to $250 million. Deriving revenues from proprietary products has been emphasized by the Company as an effective implementation of a corporate pricing strategy whose aim is to expand the market for its products by reducing sales prices coincident with and commensurate with reductions in the cost of manufacturing these products. The Company is actively pursuing a strategy of broadening the markets it serves through the enhancement of software development tools, the introduction of architectures offering new functionality, and the reduction of IC prices through continuous advancements in the silicon manufacturing process.

During 1996, all product families except the non-proprietary members of the XC3000 family, where there is a second source competitor, experienced increases in unit volume. During this period, the average selling price of an IC product family fell between 8% and 24%. Individual products within the XC3000, XC3100 and XC4000 families experienced price decreases as much as 32% during the past year, as prices were reduced in the higher complexity and higher speed families in order to be more competitive in high volume applications. Price erosion of this magnitude has been common in the semiconductor industry, as advances in both architecture and manufacturing process technology have permitted continual reductions in cost. The approximately 70% increase in unit volume for the XC3100 family and the more than doubling in unit volume for the XC4000 family outweighed the impact of price erosion on individual product lines, as the weighted average selling price for all ICs increased approximately 4% in 1996 relative to the previous year.

The XC4000 products provide the widest range of densities of any family, currently ranging from 2,000 to 28,000 gates. The Company 's HardWire products offer a low cost migration path for high volume applications. During 1996, the Company began volume production of the XC5000 family, which represents the first FPGA specifically developed as a cost effective, high volume production alternative to gate arrays. The XC5000 family is expected to allow the Company to enter new market segments, for which most new designs are expected to require higher quantities. However, there can be no assurances that the XC5000 family will be successful in entering new market segments. Revenues for the XC5000 family were $9.1 million for 1996. In the second half of 1996 the Company introduced the XC9500 CPLD family, which provides complete in-system programming and test capabilities for users who need maximum design flexibility throughout their product life cycle.

No single end customer accounted for more than 6% of revenues in 1996 or 1995 and 4% of revenues in 1994.

International revenues constituted 35%, 31% and 28% of total revenues for 1996, 1995 and 1994, respectively. International revenues continue to be primarily to customers in Europe and Japan. Revenue growth over the past year in these two international markets was 73% and 111%, respectively. In 1996, the Company completed construction of a $32.3 million manufacturing facility in Dublin, Ireland. The Ireland facility has increased production levels throughout 1996 and has enhanced the Company 's ability to meet the needs of its international customers. The Company believes that international revenues will continue to grow at a faster rate over the intermediate future than domestic sales and projects that such revenues will eventually comprise 50% of the worldwide total. However, there can be no assurances that international revenues will eventually reach this level in the future. Sales to Pacific Rim, Middle East and other regions outside North America, Europe and Japan represented approximately 4% of revenues in each year presented.

Recently, several independent semiconductor industry analysts have indicated their belief that the overall semiconductor industry will grow at lower rates than actual growth rates over the last few years. See "Other Factors Affecting Operating Results" for discussion relating to potential impact of semiconductor industry conditions on the Company's business.

The Company expects its growth rate in revenue for fiscal 1997 to decrease from the levels experienced in fiscal 1996. The Company believes that the conditions that led to slow growth in the last two quarters of fiscal 1996 are still present, although probably to a lesser degree. The Company also realizes that a prolonged slowdown in the overall semiconductor industry would detrimentally impact Xilinx. While the Company currently projects revenue growth rates for the first two quarters of fiscal 1997 to be comparable to or above the two to four percent quarterly growth experienced in the final two quarters of the prior fiscal year, no assurance can be given that this will be the case.

The preceding three paragraphs contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in "Factors Affecting Future Results" and elsewhere in this section.

     Gross Margin

Gross margin as a percentage of revenues was 63.8% for 1996 as compared to 61% for 1995 and 61.5% for 1994. Recent gross margin improvements are largely due to the strengthening of the dollar versus the yen, recurring pricing negotiations, improved product yields associated with recent manufacturing technology enhancements, and realization of the benefits of expanded levels of production. Over the past three years, Xilinx has also been able to offset much of the erosion in gross margin percentages on the more mature integrated circuits with increased volumes of newer, proprietary, higher margin products.
  The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that the fiscal 1996 gross margins of 63.8% are neither sustainable nor desirable in the future. Gross margins closer to the Company's historical range of 60% to 62% of revenues are considered more appropriate for expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range. Because the Company 's wafer purchases supplied by Japanese foundries are denominated in yen, a strengthened U.S. dollar exchange rate against the yen has had a positive impact on manufacturing costs. Manufacturing costs would be adversely impacted if the dollar weakens against the yen. "See Factors Affecting Future Results."

     Research and Development

The Company has increased the dollars spent on research and development each year in its twelve year history. These expenses in 1996 exceeded those of the prior year by 43% and those of 1994 by 88%. The increase in research and development expenses is primarily attributable to increased staffing, higher engineering wafer purchases, and increased facility and support costs associated with an expanded scope of operations. Increased staffing in fiscal 1996 was attributable in part to the acquisition and integration of NeoCAD. See Note 3 of Notes to Consolidated Financial Statements. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace. Through March 31, 1996, the Company had 92 U.S. patents issued and has filed for an additional 139 U.S. patents in the areas of software, IC architecture and design. As of March 31, 1996, research and development personnel were split 40% for software development and 60% for integrated circuit design and process development. Xilinx has not capitalized any of the costs associated with its software development.

     Marketing, General and Administrative

Marketing, general and administrative costs have increased in each of the past three years but declined as a percentage of revenues, reflecting both the greater growth rate in revenues and the Company's commitment to control administrative expenses. Sales expenses have increased each year due to increasing personnel, increases in advertising, the costs of new sales offices, and greater commission expenses associated with higher revenues. The Company has nineteen sales offices located throughout the United States, including the metropolitan areas of San Jose, Los Angeles, Denver, Dallas, Chicago, Minneapolis, Atlanta, Raleigh, Philadelphia and Boston as well as eight international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Tokyo, Taipei, Seoul and Hong Kong. The increase in general and administrative expenses since 1994 is primarily attributable to an expanded number of employees and to continuing legal expenses associated with litigation intended to protect the Company 's intellectual property rights. The timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may increase the level of future general and administrative expenses.

     Non-recurring Charges

During the first quarter of fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the Company 's acquisition of NeoCAD. During 1996, the Company has incurred research and development expenses relating to its efforts to combine the Xilinx and NeoCAD technologies into an integrated software product. See Note 3 of Notes to Consolidated Financial Statements. During 1995, the Company incurred a $2.5 million write-off of a minority investment in Star Semiconductor Corporation.

     Operating Income

Operating income grew from $65.2 million in 1994 to $92 million in 1995 and to $165.8 million in 1996. Operating income in 1996 was $185.1 million before consideration of the non-recurring write-off of in-process technology. Over the past three years, operating income as a percentage of revenues (before consideration of non-recurring charges) has increased from 25.4% in 1994 to 26.6% in 1995 and to 33% in 1996. Operating income as a percentage of revenues could be adversely impacted in future years by the factors noted above, and as the Company expands its efforts in research and development and continues to assert its intellectual property rights.

     Interest, Net

The Company incurs interest expense on the $250 million of 5 1/4% convertible subordinated notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments and restricted investments. The amount of interest earned is a function of the balance of cash invested as well as the prevailing interest rates. Net interest income for 1996 increased by $2.3 million over 1995. In 1996, the increased interest expense incurred relating to the notes was partially offset by the interest income earned from investing the net proceeds of such notes. The Company's investment portfolio contains tax-advantaged municipal bonds which have pretax yields which are less than the interest rate on the notes. For financial reporting purposes, the Company effectively records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields and future uses of the investment portfolio, levels of net interest income are likely to decrease in the future.

     Provision for Income Taxes

Xilinx 's effective tax rate was 40.6% for 1996 as compared to 37.5% and 38.8% for 1995 and 1994, respectively. The higher tax rate for fiscal 1996 resulted from the non-recurring write-off of in-process technology relating to the
acquisition  of  NeoCAD,  which  is  not  tax  deductible.    Excluding  the
non-recurring write-off of in-process technology, the Company 's effective tax rate for fiscal 1996 was 36.5%. The reduced rate from the previous fiscal year is primarily due to the Company 's expanded operations in certain foreign jurisdictions that offer statutory tax rates beneath the US effective tax rate. The Company believes that net deferred tax assets (approximately $25.1 million at March 31, 1996) are realizable due to the taxable income existing in potential carryback years.

     Inflation

The effects of inflation upon the Company's financial results have not been significant.

FACTORS AFFECTING FUTURE RESULTS

     Dependence Upon Independent Manufacturers

The Company does not manufacture the wafers used for its products. To date, most of the Company 's FPGA wafers have been manufactured by Seiko Epson Corporation (Seiko) and Yamaha Corporation. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. While the quality, yield and timeliness of wafer deliveries to date from its suppliers have been acceptable, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments. Any significant delays could have an adverse effect on the Company 's operating results.

The Company 's long-term growth will depend in large part on the Company 's ability to obtain increased wafer fabrication capacity from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company 's supply of wafers or increase the Company 's cost of such wafers, thereby materially adversely affecting the Company 's business.

In order to secure additional wafer capacity, the Company from time to time considers a number of alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. The Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in a timely manner, as well as the ability of the Company to process products for shipment. The Company 's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company 's production could materially adversely affect the Company 's business. In this regard, the Company has entered into a joint venture, United Silicon Inc. (USI), to construct a new wafer fabrication facility. See Notes 4 and 5 of Notes to Consolidated Financial Statements and the Commitments discussion within "Financial
Condition,  Liquidity  and  Capital  Resources." However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational in a timely manner. In addition, the Company has recently entered into an agreement for additional capacity with another foundry. See Note 11 of Notes to Consolidated Financial Statements and the Commitments discussion within "Financial
Condition,  Liquidity  and  Capital  Resources."    If  the  Company  requires
additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company 's business could be materially adversely affected.

     Impact of Currency

The Company has historically purchased most of the processed silicon wafers used in its integrated circuits from Japanese foundries, which have been denominated in yen. The Company has often limited its exposure to fluctuations in foreign exchange rates through the purchase of forward exchange and option contracts and by denominating billings to Japanese customers in yen. The Company has entered into currency option contracts to cover approximately 50% of 1997 yen requirements for wafer purchases after consideration of foreign sales denominated in yen. Weakness in the purchasing power of the U.S. dollar could increase the effective cost of processed silicon and adversely affect the Company 's future results of operations. Foreign sales are billed in U.S. dollars except for sales in Japan denominated in yen. The Company has also entered into foreign exchange forward contracts to eliminate the impact of future exchange fluctuations on the US dollar cost of investing in the USI joint venture.

     Litigation

The Company is currently involved in patent litigation with Altera Corporation (see Note 10 of Notes to Consolidated Financial Statements and Item 3, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward looking statement and the future outcome could differ.

     Other Factors Affecting Operating Results

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company 's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by the Company and its competitors), the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market, and rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company 's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers ' demands to shorten product lead time. This could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted yields could adversely impact the Company 's results of operations. The Company attempts to identify these changes in market conditions as soon as possible; however, the rapidity of their onset makes prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results are a much less reliable predictor of the future than is the case in many older, more stable and less dynamic industries.

The Company 's future success depends on its ability to develop and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, achievement of acceptable yields and market acceptance. No assurance can be given that the Company 's product development efforts will be successful or that its new products will achieve market acceptance. In addition, the average selling price for any particular product tends to decrease rapidly over the product 's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions with higher margins do not occur in a timely manner or the Company 's products do not achieve market acceptance, the Company 's operating results could be adversely affected.

The Company's FPGA and CPLD products compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change,
rapid  product  obsolescence  and  price  erosion.    The  Company  expects
significantly increased competition both from existing competitors and from a number of companies that may enter its market. Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of development system software, and technical service and support. The Company's strategy for expansion in the programmable logic market includes continued price reductions commensurate with the ability to lower the cost of manufacture and continued introduction of new product architectures which target high volume, low cost applications. The Company's major sources of competition are comprised of three elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures and other providers of programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. However, the Company believes that the design specifications for many customers can be met by the density and speed capabilities of Xilinx's programmable logic products which are cost effective in the required production volumes. In addition, the Company's efforts to introduce lower cost architectures are intended to narrow the gap between current custom gate array production costs (in high volumes) and FPGA production costs. To the extent that such efforts are not successful, the Company's business could be materially adversely affected.

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially, adversely affect the Company 's financial condition and results of operations.

The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material, adverse effect on the Company's financial condition and results of operations.

Sales outside of the United States carry a number of inherent risks, including risks of currency exchange fluctuations, the need for export licenses, tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States and generally longer receivable collection periods. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of the Company's products in the future or what, if any, effect such actions would have on the Company's financial condition and results of operations.

In order to expand international sales and service, the Company will need to maintain and expand existing foreign operations or establish new foreign operations. This entails hiring additional personnel and maintaining or expanding existing relationships with international distributors and sales representatives. This will require significant management attention and financial resources and could adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in its maintenance or expansion of existing foreign operations, in its establishment of new foreign operations or in its efforts to maintain or expand its relationships with international distributors or sales representatives.

The semiconductor industry has historically been cyclical and subject to, at various times, significant economic downturns characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

Currently, most of the Company 's operations are centered in an area that has been seismically active. Should there be a major earthquake in this area, the Company 's operations may be disrupted resulting in the inability of the Company to ship products in a timely manner, thereby materially adversely affecting the Company 's business.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations which may adversely affect the market price of the Company 's Common Stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company 's financial condition at March 31, 1996 remained strong. Total current assets exceeded total current liabilities by 5.2 times, compared to
3.4 times at March 31, 1995. Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to support operations, make acquisitions and investments in complementary technologies, obtain capital equipment and finance inventory and accounts receivable.

Total assets have grown from $320.9 million in 1995 to $720.9 million in 1996. This increase reflects the net proceeds of $243.9 million received from the sale of convertible subordinated notes during the year as well as the year's favorable operating results. The percentage changes of selected balance sheet items from March 1995 to March 1996 are shown below:



                                % Change from
 Description                     1995 to 1996
- ------------------------------  --------------

Cash, cash equivalents and
        short-term investments          207.6%

Receivables                              81.2%

Inventories                              53.4%

Total current assets                    110.3%

Total assets                            124.6%

Total current liabilities                34.9%

Stockholder's equity                     50.9%


     Cash, Cash Equivalents and Short-term Investments

Xilinx 's cash, cash equivalents and short-term investments increased by $255.1 million in 1996 to $378 million. The Company generated cash flow of approximately $150.3 million from operating activities in 1996, offset by $352.7 million of cash used for investing activities, including the acquisition of NeoCAD, the USI joint venture, net purchases of investments and investments in property, plant and equipment. In addition, the Company generated $256.7 million of cash from financing activities, reflecting the proceeds derived from the convertible debt offering, which netted $243.9 million, and $14.2 million of common stock proceeds under employee option and stock purchase plans, offset by $1.4 million of principal payments on capital lease obligations. At March 31, 1996, cash, cash equivalents and short-term investments represented 52% of total assets.

     Receivables

Receivables grew 81.2% from $43.9 million at the end of 1995 to $79.5 million at the end of 1996. The increase in receivables year-to-year is primarily due to the greater volume of shipments which occurred in the last month of fiscal 1996.

     Inventories

Inventories increased 53.4% from $25.6 million at March 1995 to $39.2 million at March 1996. Inventory levels at March 31, 1996 represent 69 days of inventory, which is consistent with Company objectives, and compares to 54 days at March 31, 1995. The Company confronts dual, contradictory objectives with regard to inventory management. On the one hand, the Company believes that its standard, off-the-shelf products should be available for prompt shipment to customers. Accordingly, it attempts to maintain sufficient levels of inventory in various product, range and speed configurations to meet unpredictable customer demand. At the same time, the Company also wishes to minimize the handling costs associated with higher inventory levels and to realize fully the opportunities for cost reduction associated with future manufacturing process advancements. The Company continually strives to balance these two objectives so as to provide excellent customer response at a competitive cost. Year-end inventories as a percentage of the fourth quarter 's cost of revenues increased from 60% in 1995 to 76% in 1996.

     Property, Plant and Equipment

Xilinx 's investment in property and equipment was $60.5 million in 1996 compared to $26.2 million in 1995. The Company continues to invest in software  design  tools  and  semiconductor  design,  test  and  manufacturing
equipment.    The  Company  completed  construction  of  a  $32.3  million manufacturing facility in Dublin, Ireland in 1996 to establish capacity to meet increased product demand. Although the Company anticipates significantly lower capital expenditures in fiscal 1997 as a result of the completion of the Ireland facility, significant investments with wafer suppliers are planned for 1997. See Commitments discussion.

     Current Liabilities

Current liabilities grew by 34.9% to $102.6 million at the end of 1996. This growth is primarily attributable to increased deferred income for shipments made to domestic distributors, increased trade payables associated with an expanded scale of operations and interest payable relating to the convertible subordinated notes.

     Line of Credit

The  Company  has  obtained  credit line facilities for up to $47 million (see
Note 5 of Notes to Consolidated Financial Statements) of which $7 million is intended to meet occasional working capital requirements for the Company 's wholly owned Irish subsidiary. At March 31, 1996, no borrowings were outstanding under the lines of credit.

     Long-term Debt

In November 1995, the Company issued $250 million in convertible subordinated notes. See Note 5 of Notes to Consolidated Financial Statements. There was no significant long-term debt in 1995.

     Stockholders ' Equity

Stockholders ' equity grew by 50.9% in 1996 to $368.2 million. The increase of $124.3 million was primarily attributable to $101.5 million in net income and $22.1 million related to the issuance of common stock in accordance with the Company 's stock plans and the tax benefit from stock options. Stockholders ' equity as a percentage of total assets was 51.1% for 1996 and 76% for 1995.

     Commitments

The Company entered into a series of agreements with United Microelectronics Corporation (UMC) pursuant to which the Company has agreed to join UMC and other parties to form a joint venture for the purpose of building and managing an advanced semiconductor manufacturing facility in Taiwan. See Note 4 of Notes to Consolidated Financial Statements. Under the terms of the agreement, the Company invested $34 million in fiscal 1996 and will invest an additional $68 million and $34 million in December 1996 and July 1997, respectively, for a 25% equity interest in the venture. As a result of its equity ownership, the Company will receive rights to purchase at market prices a percentage of the facility 's wafer production. The proposed facility is expected to commence limited production of eight-inch sub-micron wafers during fiscal 1998. The Company is currently receiving eight-inch, sub-micron wafers in limited volume from a recently constructed foundry in which UMC is the major shareholder. Xilinx believes it will continue to receive such products in moderate volumes until the proposed facility is operational.

On May 17, 1996, the Company signed an agreement with Seiko Epson Corporation (Seiko), a primary wafer supplier. See Note 11 of Notes to Consolidated Financial Statements. The agreement provides for an advance to Seiko of $200 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to eight-inch sub-micron wafers. In conjunction with the agreement, $30 million was paid in May 1996 and further installments are scheduled starting in November 1996. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of 1998. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance and the form of the additional funding will be negotiated at that time.

     Employees

The number of Company employees grew by 38% during the past year. Xilinx had 1,201 employees at the end of 1996 as compared to 868 at the end of the prior year.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy the Company 's cash needs for the foreseeable future. The Company will continue to evaluate opportunities for investments to obtain additional wafer supply capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of businesses, products or technologies that would complement the Company 's businesses and may use available cash or other sources of funding for such purposes.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME



                                                           Years ended March 31,
                                                      1996       1995       1994
                                                    ---------  ---------  ---------
Net revenues                                        $560,802   $355,130   $256,448
Costs and expenses:
      Cost of revenues                               203,192    138,492     98,835
      Research and development                        64,600     45,318     34,334
      Marketing, general and administrative          107,888     76,772     58,111
      Non-recurring charges                           19,366      2,500          -
           Total costs and expenses                  395,046    263,082    191,280
- --------------------------------------------------  ---------  ---------  ---------
Operating income                                     165,756     92,048     65,168
Interest income and other                             10,791     13,083      2,803
Interest expense                                      (5,645)   (10,286)      (535)
- --------------------------------------------------  ---------  ---------  ---------
Income before provision for taxes on income          170,902     94,845     67,436
Provision for taxes on income                         69,448     35,567     26,157
- --------------------------------------------------  ---------  ---------  ---------
Net income                                          $101,454   $ 59,278   $ 41,279
==================================================  =========  =========  =========
Net income per share                                $   1.28   $    .80   $    .57
==================================================  =========  =========  =========
Weighted average common and common equivalent
       shares used in computing  per share amounts    78,955     74,109     72,237
==================================================  =========  =========  =========

See accompanying notes.


CONSOLIDATED BALANCE SHEET



                                                                           March 31,
                                                                      1996         1995
                                                                   -----------  ----------
ASSETS
Current assets
  Cash and cash equivalents                                           $110,893      $56,703
  Short-term investments                                               267,068       66,181
  Accounts receivable, net of allowance for doubtful
    accounts and customer returns of $5,199 and $4,863
    in 1996 and 1995, respectively                                      79,528       43,901
  Inventories                                                           39,238       25,586
  Advances for wafer purchases                                           9,034       42,000
  Deferred income taxes and other current assets                        32,945       21,795
- --------------------------------------------------------             -----------  ----------
         Total current assets                                          538,706      256,166
                                                                     -----------  ----------
Property, plant and equipment at cost:
   Land                                                                  2,426        2,195
   Building                                                             18,029            -
   Machinery and equipment                                              95,463       62,070
   Furniture and fixtures                                                7,457        4,514
   Construction in progress                                              4,908        1,797
- --------------------------------------------------------------------  -----------  ----------
                                                                       128,283       70,576
   Accumulated depreciation and amortization                           (45,645)     (31,336)
- --------------------------------------------------------------------  -----------  ----------
Net property, plant and equipmet                                        82,638       39,240
Investment in joint venture                                             34,316            -
Restricted investments                                                  36,212       12,625
Other assets                                                            29,008       12,909
- --------------------------------------------------------------------  -----------  ----------
                                                                      $720,880     $320,940
                                                                      ===========  ==========
LIABILITIES AND STOCKHOLDERS ' EQUITY
Current liabilities
   Accounts payable                                                    $30,673      $22,484
   Accrued payroll and payroll related liabilities                       9,526       9,438
   Income taxes payable                                                  5,175       10,959
   Other accrued liabilities                                            18,708       10,085
   Deferred income on shipments to distributors                         37,568       21,812
   Current obligations under capital leases                                986        1,324
- --------------------------------------------------------------------  -----------  ----------
Total current liabilities                                              102,636       76,102
                                                                      -----------  ----------
Long-term debt                                                         250,000          867
Commitments and contingencies
Stockholders ' equity
   Preferred Stock, $.01 par value; 2,000 shares authorized;
     none issued and outstanding                                             -            -
   Common Stock, $.01 par value; 200,000 shares authorized;
     71,933 and 71,658  shares issued; 71,933 and 70,227
     shares outstanding at March 31, 1996 and 1995, respectively           719          717
   Additional paid-in capital                                           99,588       85,755
   Retained earnings                                                   267,505      166,051
   Unrealized gain/(loss) on available-for-sale securities,                432         (329)
     net of tax
   Treasury stock, at cost                                                   -       (8,223)
                                                                      -----------  ----------
         Total stockholders' equity                                     368,244     243,971
                                                                      -----------  ----------
                                                                       $720,880    $320,940
                                                                      ===========  ==========
See accompanying notes

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Years ended March 31,
                                                                          1996        1995       1994
                                                                      -----------  ----------  ---------

Increase (decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  101,454   $  59,278   $ 41,279
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of in-process technology                                   19,366           -          -
     Depreciation and amortization                                        22,464      12,241     10,811
     Changes in assets and liabilities net of effects of
               NeoCAD acquisition:
          Accounts receivable                                            (34,777)     (7,959)    (8,813)
          Inventories, including the impact of receipts against
               advances for wafer purchases                               19,375       1,011    (13,536)
          Deferred income taxes and other                                   (783)     (1,685)    (2,293)
          Accounts payable, accrued liabilities and income
               taxes payable                                               7,408      21,959     10,352
          Deferred income on shipments to distributors                    15,755       3,153      5,389
- --------------------------------------------------------------------  -----------  ----------  ---------
     Total adjustments net of effects of NeoCAD acquisition               48,808      28,720      1,910
                                                                      -----------  ----------  ---------
Net cash provided by operating activities                                150,262      87,998     43,189
                                                                      -----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term available-for-sale investments                  (292,013)    (75,590)   (38,212)
Proceeds from maturity of short-term available-for-sale
investments                                                               92,333      77,193     24,717
Purchases of held-to-maturity investments                                (96,141)   (362,625)         -
Proceeds from maturity of held-to-maturity investments                    72,555     350,000          -
Advances for wafer purchases                                                   -     (42,000)         -
Acquisition of NeoCAD, net of cash acquired                              (33,412)          -          -
Acquisition of property, plant and equipment                             (60,506)    (26,227)   (12,334)
Investment in joint venture                                              (34,316)          -          -
Other                                                                     (1,235)     (6,647)    (3,815)
- --------------------------------------------------------------------  -----------  ----------  ---------
Net cash used in investing activities                                   (352,735)    (85,896)   (29,644)
                                                                      -----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                             243,901           -          -
Principal payments on capital lease obligations                           (1,389)     (1,421)    (2,063)
Proceeds from issuance of common stock                                    14,151       8,688      5,883
- --------------------------------------------------------------------  -----------  ----------  ---------
Net cash provided by financing activities                                256,663       7,267      3,820
                                                                      -----------  ----------  ---------
Net increase in cash and cash equivalents                                 54,190       9,369     17,365
Cash and cash equivalents at beginning  of period                         56,703      47,334     29,969
- --------------------------------------------------------------------  -----------  ----------  ---------
Cash and cash equivalents at end of period                            $  110,893   $  56,703   $ 47,334
- --------------------------------------------------------------------  ===========  ==========  =========
SCHEDULE OF NON-CASH TRANSACTIONS:
Tax benefit from stock options                                        $    7,907   $   3,456   $  2,417
Issuance of treasury stock under employee stock plans                 $    8,223   $   9,195          -
Receipts against advances for wafer purchases                         $   32,966           -          -
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid relating to capital lease obligations                   $      201   $     549   $    535
Interest paid relating to reverse repurchase agreements               $        -   $   9,737   $      -
Income taxes paid                                                     $   74,688   $  34,730   $ 24,587
====================================================================  ===========  ==========  =========

See accompanying notes.




CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


Three years ended March 31, 1996                                            Unrealized
                                                                            Gain/(Loss)
                                                   Additional               on Available               Total
                                 Common Stock      Paid-in      Retained    For Sale       Treasury    Stockholders'
                                 Shares  Amount    Capital      Earnings    Securities     Stock       Equity
                                 ------  ------    ----------   ---------   ------------   --------    -------------

BALANCE AT MARCH 31, 1993        70,272  $  703    $  74,520   $  65,494               -   $ (17,418)  $     123,299
Issuance of common shares
     under employee stock
     plans                        1,386      14        5,869           -               -           -           5,883
Tax benefit from exercise
     of stock options                 -       -        2,417           -               -           -           2,417
Net income                            -       -            -      41,279               -           -          41,279
- -------------------------------  ------  -------   ----------   ---------   ------------   ---------   -------------
BALANCE AT MARCH 31, 1994        71,658      717      82,806     106,773               -     (17,418)        172,878
Reissuance of Treasury Stock
     under employee stock
     plans                            -        -        (507)          -               -       9,195           8,688
Tax benefit from exercise of
     stock options                    -        -       3,456           -               -           -           3,456
Unrealized loss on available-
    for-sale securities, net of
    tax                               -        -           -           -           (329)           -            (329)
Net income                            -        -           -      59,278              -            -          59,278
- -------------------------------  ------  -------   ----------   ---------  -------------   ---------   ---------------
BALANCE AT MARCH 31, 1995        71,658      717      85,755     166,051           (329)     (8,223)         243,971
Issuance of common shares
     under employee stock
     plans                          275        2       2,070           -              -           -            2,072
Reissuance of Treasury Stock
     under employee stock
     plans                            -        -       3,856           -              -       8,223           12,079
Tax benefit from exercise
    of stock options                  -        -       7,907           -              -           -            7,907
Unrealized gain on available-
    for-sale securities, net of
     tax                              -        -           -           -            761           -              761
Net income                            -        -           -     101,454              -           -          101,454
- -------------------------------  ------  -------  ------------  ---------  ------------   ---------  ---------------
BALANCE AT MARCH 31, 1996        71,933  $   719  $   99,588   $ 267,505  $         432   $       -   $      368,244
- -------------------------------  ======  =======  ============  =========  ============   =========  ===============

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Xilinx designs, develops and markets programmable logic semiconductor devices and related development system software. The Company 's product lines include field programmable gate arrays and complex programmable logic devices. The wafers used to manufacture the Company 's products are obtained from independent wafer manufacturers, located primarily in Japan. The Company is dependent upon these manufacturers to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in Asia Pacific, to provide semiconductor assembly services. Xilinx is a global company with manufacturing facilities in the United States and Ireland and sales offices throughout the world. The Company's products are sold to customers in the data processing, telecommunications, networking, industrial control, instrumentation and military markets. The Company derives more than one-third of its revenues from international sales, primarily in Europe and Japan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CONCENTRATIONS OF RISKS

     Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. The Company 's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal years 1996, 1995 and 1994 each consisted of 52 weeks.

     Cash equivalents and  investments

Cash and cash equivalents consists of cash on deposit with banks, tax-advantaged municipal bonds, and investments in money market instruments with insignificant interest rate risk and original maturities at date of acquisition of 90 days or less. Short-term investments consist of tax-advantaged municipal bonds and corporate bonds with maturities greater than 90 days but less than one year. Restricted investments consist of U.S. Treasury Securities held as collateral relating to leases for the Company 's facilities. See Note 6 of Notes to Consolidated Financial Statements. The Company maintains its cash, cash equivalents and short-term investments in several financial instruments with various banks and investment banking institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Securities not classified as held to maturity are classified as available-for sale. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a separate component of stockholders ' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.


     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 1996 and 1995:



(in thousands)        1996     1995
- -----------------  -------  -------
Raw materials      $ 5,886  $ 2,098
Work-in-progress    21,927   16,990
Finished goods      11,425    6,498
- -----------------  -------  -------
                   $39,238  $25,586
                   -------  -------



     Advances for wafer purchases

During fiscal 1995, the Company advanced $42 million to a primary wafer supplier. Repayment of this amount is in the form of wafer deliveries and is expected to be completed during fiscal 1997. Through March 31, 1996, the Company has received $33 million in wafers against this advance.

     Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated economic life. Depreciation and amortization for income tax purposes is computed using accelerated methods.

     Deferred income on shipments to distributors

Certain of the Company 's sales are made to distributors under agreements allowing for price protection and limited right of return on merchandise unsold by the distributors. Because of the uncertainty associated with future pricing concessions and returns, the Company defers recognition of revenues and related cost of revenues until the merchandise is sold by the distributors.

     Foreign currency translation

The US dollar is the functional currency for the Company 's Irish subsidiary. Assets and liabilities that are not denominated in the functional currency are translated into US dollars, and the resulting gains or losses are included in net income. The functional currency is the local currency for each of the Company 's other foreign subsidiaries. Translation adjustments, resulting from the process of translating foreign currency financial statements into US dollars, have not been material and therefore are not disclosed as a separate component of stockholders ' equity.

     Derivative financial instruments

As part of its ongoing asset and liability management activities, the Company enters into certain derivative financial arrangements to reduce financial market risks. The Company does not enter into derivative financial instruments for trading purposes. See Note 5 of Notes to Consolidated Financial Statements.


     Long Lived Assets

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. " SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     Employee stock plans

The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and intangible assets, allowances for doubtful accounts and customer returns, inventory reserves, potential reserves relating to litigation matters and other reserves. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     Net income per share

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method). Fully diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding, plus other dilutive shares which are not common equivalent shares. The effect of the convertible subordinated notes was antidilutive in the calculation of fully diluted earnings per share for the periods presented.

     Concentrations of credit risk

The Company believes that the concentration of credit risk in its trade receivables with respect to the high-technology industry is substantially mitigated by the Company 's credit evaluation process, relatively short collection terms, distributor agreements, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant for all years presented.

     Concentration of other risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling prices over the life of a particular product, the timely receipt of wafers with competitive performance and cost attributes, the ability to locate and qualify additional wafer suppliers and subcontractors, the timing of new product introductions, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market, and rapid escalation of demand for some products in the face of equally steep decline in demand for others. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

3. ACQUISITION

On April 10, 1995, the Company acquired NeoCAD, Inc. (NeoCAD), a private company engaged in the design, development and sale of FPGA software design tools for programmable electronic technologies, for $35 million in cash. The transaction was treated as a purchase for accounting purposes; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of liabilities assumed, net of tangible assets acquired, was allocated to in-process technology ($19.4 million), developed technology ($15.7 million) and the assembled workforce ($0.7 million). The amount of in-process technology was written-off as a non-recurring item during the first quarter of fiscal 1996. The developed technology and assembled workforce assets are being amortized over six and two years, respectively. In fiscal 1996, the Company recorded amortization of $2.6 million and $0.3 million relating to the developed technology and assembled workforce assets, respectively.

The following pro forma information reflects the statements of income for the years ended March 31, 1996 and March 31, 1995 as if the acquisition had occurred at the beginning of fiscal 1995, and includes certain adjustments for amortization of the developed technology and assembled workforce assets, reduced interest income and the related income tax impact. The pro forma information excludes the $19.4 million write-off of in-process technology as it represents a non-recurring item. This pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be realized in the future.



(in thousands, except per share amounts)    Years ended March 31:
                                                1996        1995
                                           ------------  ----------
Net revenues                               $    560,802  $  359,399
Net income                                 $    120,820  $   55,609
Net income per share                       $       1.53  $      .75


4. JOINT VENTURE

The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct in Taiwan a wafer fabrication facility, which is known as United Silicon Inc. (USI). The Company has agreed to invest a total of $3.75 billion New Taiwan dollars (approximately $136 mil-lion), which will result in a 25% equity ownership in the joint venture and the right to receive 31.25% of the wafer capacity from this facility. In January 1996, the Company invested $937.5 million New Taiwan dollars (approximately $34 million) in the joint venture and expects to invest $1.875 billion New Taiwan dollars (approximately $68 million) and $937.5 million New Taiwan dollars (approximately $34 million) in December 1996 and July 1997, respectively. The joint venture is accounted for by the equity method, and the operating results to date have not been material.


5. FINANCIAL INSTRUMENTS

     Cash and Investments

The following is a summary of available-for-sale and held-to-maturity securities:



                                                       Available-for-sale securities

                                         March 31, 1996                             March 31, 1995
                           ---------------------------------------------  --------------------------------------------
                            Amortized   Gross   Unrealized    Estimated   Amortized   Gross   Unrealized  Estimated
(in thousands)              Cost        Gains   Losses        Fair Value  Cost        Gains   Losses      Fair Value
- -------------------------  ----------  ------  ------------  -----------  ----------  ------  -----------  -----------
Cash and cash equivalents:
Municipal bonds              $101,850  $    -  $         -    $  101,850  $  42,468   $    -        ($19)  $   42,449
Short-term investments:
Corporate bonds                31,782      60            -        31,842          -        -           -            -
Municipal bonds               233,854     650          (30)      234,474     66,689       49        (557)      66,181
                             --------  ------  ------------  -----------  ----------  ------  ----------- ------------
                             $367,486  $  710         ($30)   $  368,166  $ 109,157   $   49       ($576)  $  108,630
                             --------  ------  ------------  -----------  ----------  ------  -----------  -----------

All  investments  classified  as    "available-for-sale  securities  "  have
maturities due in one year or less. Proceeds from sales of available-for-sale securities and the related realized gains or losses were immaterial in 1996, 1995 and 1994.




                                                      Held-to-maturity securities

                                      March 31, 1996                             March 31, 1995
                          --------------------------------------------  --------------------------------------------
                          Amortized   Gross   Unrealized   Estimated    Amortized   Gross   Unrealized   Estimated
(in thousands)            Cost        Gains   Losses       Fair Value   Cost        Gains   Losses       Fair Value
- ------------------------  ----------  ------  -----------  -----------  ----------  ------  -----------  -----------
Restricted investments:
US Treasury securities    $   36,212  $    -  $         -  $    36,212  $   12,625  $    -  $         -  $    12,625


Held-to-maturity securities relate to certain collateral requirements for lease agreements associated with the Company's corporate facilities and have maturities due in one year or less. See Note 6 of Notes to Consolidated Financial Statements.

     Derivatives

The Company enters into currency forward and option contracts to minimize foreign exchange risk relating to the Company 's purchase of wafers, which are primarily denominated in yen. At March 31, 1996, commitments under option contracts to purchase yen in fiscal 1997 were outstanding in the aggregate amount of $18.1 million. These contracts are accounted for as identifiable hedges against wafer purchases. Realized gains or losses are recognized upon maturity of the contracts and are included in cost of sales. At March 31, 1996, the fair value of these option contracts was immaterial based on market exchange rates. The maturities on these contracts is less than twelve months.

The Company has entered into foreign exchange forward contracts to eliminate the impact of future exchange fluctuations on the US dollar cost of investing in the USI joint venture. The contracts require the Company to exchange US dollars for New Taiwan dollars and have maturities from nine to twenty-one months. The contracts are accounted for as a hedge of an identifiable foreign currency commitment. Realized gains or losses will be recognized upon maturity of the contracts and will be included in the USI joint venture investment. At March 31, 1996, the outstanding foreign exchange contracts related to the USI joint venture were $101.7 million and these contracts had an unrealized gain of $1.5 million, which represents their fair value based on market exchange rates.

The Company has entered into a two and one half year interest rate swap agreement with a third party in order to reduce risk related to movements in interest rates. Under the agreement, which is effective starting in May 1996, the Company has effectively converted the fixed rate interest rate payments related to $125 million of the Company 's convertible subordinated notes to variable rate interest payments without the exchange of the underlying principal amounts. The Company will receive fixed interest rate payments (equal to 5.935%) from the third party and is obligated to make variable rate payments (equal to the three month LIBOR rate) to the third party during the term of the agreement. The net amount of interest payments received from the third party and interest payments made by the Company to the third party will be included in interest expense.

During 1995, the Company completed a reverse repurchase transaction relating to $350 million of U.S. Treasury Securities. The transaction was entered into with the intent of generating net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses relating to the non-recurring $2.5 million write-off of the investment in Star Semiconductor. As a result of this transaction, the Company recorded approximately $9.7 million of interest expense, $4.7 million of interest income and $4.8 million of bond premium amortization in 1995. Although the Company has generally invested in more conventional investments, such as municipal bonds, the Company believes that the short sale of U.S. Treasury Securities met the Company 's investment objectives in 1995. Future investment strategies will be made in accordance with investment policies designed to preserve and enhance corporate assets as such strategies may be adopted from time to time by the Company 's Board of Directors.

     Long-Term Debt and Lines of Credit

In November 1995, the Company completed a private placement of $250 million aggregate principal convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes, which mature in 2002, are convertible at the option of the note holders into the Company 's common stock at a conversion price of $51 per share, subject to adjustment upon the occurrence of certain events. The conversion price represented a 24.77% premium over the closing price of the Company 's stock on November 7, 1995. Interest is payable semi-annually at 5.25% per annum. At any time on or after November 4, 1997, the notes are redeemable at the option of the Company at an initial redemption price of 103.75% of the principal amount, except that prior to November 3, 1998, the notes are not redeemable unless the closing price of the Company 's common stock has exceeded $71.40 (40% premium over the conversion price) per share for twenty trading days within a period of thirty consecutive trading days. Redemption prices as a percentage of the principal amount are 103.00%, 102.25%, 101.50% and 100.75% in the years beginning November 1, 1998,
November 1, 1999, November 1, 2000 and November 1, 2001, respectively. Debt issuance costs of $6.1 million incurred in conjunction with issuance of the convertible subordinated notes are being amortized over the seven year life of the notes. In 1996, the Company recorded debt issuance cost amortization of $0.4 million. At March 31, 1996, the fair value of the convertible subordinated notes was approximately $233.8 million based on quoted market prices. The Company has reserved 4,901,961 shares of common stock for the conversion of these notes.

The Company has $40 million available under a multicurrency revolving credit line agreement which expires on March 1, 1998. Under this agreement, borrowings bear interest at the bank 's reference rate or 0.75% over the bank 's interbank market rate depending on the currency borrowed. Additionally, the Company 's Irish subsidiary has $7 million available under a multicurrency credit line. Under this agreement, borrowings bear interest at 0.75% over the bank 's prime rate. At March 31, 1996, no borrowings were outstanding under either credit line. The agreements require the Company to comply with certain covenants and maintain certain financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.


6. COMMITMENTS

The Company leases its manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for the Company 's corporate facilities contain payment provisions which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under these leases are as follows:




Year Ended March 31:  (in thousands)
- --------------------  ---------------
1997                  $         4,462
1998                            3,944
1999                            2,979
2000                            2,275
2001                              206
Thereafter                      2,209
- --------------------  ---------------
                      $        16,075
                      ---------------

Rent expense for the years ended March 31, 1996, 1995 and 1994 was approximately $4.3 million, $4 million and $3.5 million, respectively.


The Company has entered into lease agreements relating to its corporate facilities which would allow the Company to purchase the facilities on or before the end of the lease term in December 1999. If at the end of the lease term the Company does not purchase the property under lease or arrange a third party purchase, then the Company would be obligated to the lessor for a guarantee payment equal to a specified percentage of the Company 's purchase price for the property. The Company would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below a specified percentage of the Company 's purchase price. The Company is also required to comply with certain covenants and maintain certain financial ratios. As of March 31, 1996, the total amount related to the leased facilities for which the Company is contingently liable is $39.8 million. Under the terms of the agreements, the Company is required to maintain collateral (restricted investments) of approximately $36 million during the lease term.

7. STOCKHOLDERS ' EQUITY

The Company 's Certificate of Incorporation provides for 200 million shares of common stock and 2 million shares of undesignated preferred stock.

     Treasury stock

The Company authorized a stock buyback program in June 1992 to repurchase up to 4,500,000 shares of common stock. The Company has used the shares actually repurchased to meet the stock requirements of the Company 's Stock Option and Employee Qualified Stock Purchase Plans. Under this program, the Company repurchased 3,030,000 shares of its common stock on the open market during 1993 for a total cost of $17.4 million. During 1996 and 1995, the Company issued 1,430,502 and 1,599,498, respectively, of these shares in response to stock option exercises and stock purchase plan requirements. At March 31, 1996, there were no shares of treasury stock outstanding.

     Employee qualified stock purchase plan

Under the Company 's 1990 Employee Qualified Stock Purchase Plan (the Stock Purchase Plan), qualified employees are entitled to purchase shares of common stock at 85% of the fair market value at certain specified dates. Of the 2,925,000 shares authorized to be issued under this plan, 537,451 and 635,466 shares were issued during 1996 and 1995, respectively, and 252,050 shares were available for issuance at March 31, 1996. In March 1996, the Company 's Board of Directors amended the Stock Purchase Plan to increase the number of shares for issuance thereunder by 460,000 shares, subject to shareholder approval in fiscal 1997.

     Employee stock option plan

The Company has adopted the 1988 Stock Option Plan (the Option Plan) under which a total of 32,781,000 common shares has been reserved for issuance to employees, directors, and consultants of the Company. Options to purchase shares of the Company 's common stock under the Option Plan may be granted at not less than 85% of the fair value of the stock on the date of grant. To date, no shares have been issued at less than 100% of the fair value. Options granted to date expire ten years from date of grant and vest at varying rates over five years. In March 1996, the Company 's Board of Directors amended the Option Plan to increase the number of shares reserved for issuance thereunder by 3,300,000 shares, subject to shareholder approval in fiscal 1997.

Additional information relative to the Option Plan is as follows:




                                   Shares      Outstanding     Options
                               Available For    Number of     Aggregate
 (in thousands)                    Grant          Shares        Price
 Balance March 31, 1993                3,936         6,396   $   28,052
- -----------------------------  --------------  ------------  -----------
     Options granted                  (3,993)        3,993       52,889
     Options exercised                     -          (849)      (2,493)
     Options canceled                     99           (99)        (706)
 Balance March 31, 1994                   42         9,441       77,742
- -----------------------------  --------------  ------------  -----------
     Options authorized                4,800             -            -
     Options granted                  (3,540)        3,540       56,083
     Options exercised                     -          (962)      (4,048)
     Options canceled                    567          (567)      (6,035)
  Balance March 31, 1995               1,869        11,452      123,742
- -----------------------------  --------------  ------------  -----------
     Options authorized                3,000             -            -
     Options granted                  (3,971)        3,971      122,885
     Options exercised                     -        (1,169)      (7,277)
     Options canceled                    366          (366)      (6,288)
 Balance March 31, 1996                1,264        13,888   $  233,062
- -----------------------------  --------------  ------------  -----------
     Options exercisable at:
     March 31, 1995                                  3,543   $   20,796
     March 31, 1996                                  4,577   $   39,960
=============================                  ============  ===========



The range of exercise prices for options outstanding at March 31, 1996 was $0.12 to $48.13. Prices for options exercised during the three year period ended March 31, 1996 ranged from $0.12 to $23.42.

     Stock split

On July 26, 1995, the Company's stockholders approved a 3-for-1 stock split, in the form of a 200% dividend, payable to stockholders of record as of July 28, 1995. Shares, per share amounts, common stock at par value, and additional paid in capital have been restated to reflect the stock split for all periods presented.


     Stockholder Rights Plan

In October 1991, the Company adopted a stockholder rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of its common stock. The rights become exercisable based upon the occurrence of certain conditions including acquisitions of Company stock, tender or exchange offers and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of common stock of the Company or, under limited circumstances, of the acquirer. The rights are redeemable at the Company's option under certain conditions, for $.01 per right and expire on October 4, 2001.

8. INCOME TAXES


The provision for taxes on income consists of:

                                   (in thousands)
Years ended March 31,         1996      1995      1994
- --------  ----------------  --------  --------  --------
Federal:  Current           $64,917   $34,698   $23,914
          Deferred           (7,004)   (5,009)   (2,481)
          ----------------  --------  --------  --------
                             57,913    29,689    21,433
                            --------  --------  --------
State:    Current            10,343     6,748     4,589
          Deferred             (363)   (1,167)      (83)
          ----------------  --------  --------  --------
                              9,980     5,581     4,506
                            --------  --------  --------
Foreign:  Current             1,555       297       218
          Deferred                -         -         -
          ----------------  --------  --------  --------
                              1,555       297       218
- --------                    --------  --------  --------
 TOTAL                      $69,448   $35,567   $26,157
- --------                    --------  --------  --------


The tax benefits associated with the disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable by $7.9 million, $3.5 million and $2.4 million for 1996, 1995, and 1994, respectively. Such benefits are credited to additional paid-in capital when realized.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:



                                                                       (in thousands)

Years ended March 31,                                           1996          1995      1994
- ----------------------------------------------------------  ---------  ------------  --------
Income before provision for taxes                            $170,902   $    94,845   $67,436
Federal statutory tax rate                                        35%           35%       35%
Computed expected tax                                        $ 59,816   $    33,196   $23,602
State taxes net of federal benefit                              6,487         3,627     2,929
Tax exempt interest                                            (2,552)       (1,155)     (930)
Write-off of NeoCAD in-process technology                       7,069             -         -
Other                                                          (1,372)         (101)      556
- ----------------------------------------------------------   ---------  ------------  --------
Provision for taxes on income                                $ 69,448   $    35,567   $26,157
- ----------------------------------------------------------   ---------  ------------  --------


The major components of deferred tax assets and liabilities consist of the following:

                                                                       (in thousands)

Years ended March 31,                                           1996             1995      1994
- -----------------------------------------------------------  ---------  -------------  --------

Deferred tax assets:
     Inventory valuation differences                         $  3,887   $        3,393   $ 2,689
     Deferred income on shipments to distributors              15,917            9,232     5,459
     Nondeductible accrued expenses                             7,778            6,245     4,765
     Depreciation and amortization                             (3,082)           1,524     1,620
     Other                                                        897            1,000       362
- ------------------------------------------------------------  ---------  -------------  --------
     Total                                                     25,397           21,394    14,895
                                                              ---------  -------------  --------
Deferred tax liabilities:
     Other                                                       (264)           (483)     (357)
- ------------------------------------------------------------  ---------  -------------  --------
Total net deferred tax assets                                $ 25,133    $      20,911   $14,538
- -----------------------`------------------------------------  ---------  -------------  --------


9. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company operates in one single industry segment comprising the design, development and marketing of programmable logic semiconductor devices and the related development system software.

Export revenues consisting of sales from the US to non-affiliated customers in certain geographic areas were as follows:



                                      (In thousands)
Years ended March 31:            1996      1995     1994
- ----------------------------  --------  --------  -------
US exports to Europe          $ 70,124  $ 68,616  $46,645
US exports to Japan             50,957    27,199   15,064
US exports to Rest of World     18,288    13,714   11,502
- ----------------------------  --------  --------  -------
                              $139,369  $109,529  $73,211

During fiscal 1996, the Company began operations in its European manufacturing
facility.    Geographic information for fiscal 1996 is presented in the tables below.  Foreign operations prior to fiscal 1996 were not material.



(in thousands)             Income
Fiscal Year     Net        Before    Identifiable
1996            Revenues   Taxes     Assets
- --------------  ---------  --------  -------------
United States   $ 482,615  $157,872  $     650,979
Europe             78,187    12,854         68,861
Other                   -       176          1,040
- --------------  ---------  --------  -------------
                $ 560,802  $170,902  $     720,880



No single end customer accounted for more than 6% of revenues in 1996 or 1995 and 4% of revenues in 1994. Approximately 13%, 14% and 14% of net product revenues were made through the Company 's largest domestic distributor in 1996, 1995 and 1994 respectively, and another domestic distributor accounted for 10% of net product revenues in 1996 and 1995 and 12% of net product revenues in 1994.

10. LITIGATION

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company 's patents. Subsequently, Altera filed suit against the Company alleging that certain of the Company 's products infringe certain Altera patents. Fact discovery has been completed in both cases. No trial date has been set. The Court has stayed further proceedings in both cases until August 30, 1996 when the next status conference with the Court is scheduled.

On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware alleging that the Company 's XC5000 family infringes a certain Altera patent. The Company answered the Delaware suit denying that the XC5000 family infringes the patent in suit, which is the subject of the litigation, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit has now been transferred to the United States District Court for the Northern District of California.

Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that is has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward looking statement based on information presently known to management, and the future outcome could differ.

In the normal course of business, the Company receives and makes inquires with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company 's financial position or results of operations.

11. SUBSEQUENT EVENT (UNAUDITED)

On May 17, 1996, the Company signed an agreement with Seiko Epson Corporation (Seiko), a primary wafer supplier. The agreement provides for an advance to Seiko of $200 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to eight-inch sub-micron wafers. In conjunction with the agreement, $30 million was paid in May 1996 and additional installments of $30 million are scheduled for November 1, 1996, May 1, 1997, November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 and the date the outstanding balance of the advance payment is less than $125 million. As a result, the maximum outstanding amount of the advance payment at any time is $175 million. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of 1998. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance and the form of the additional funding will be negotiated at that time.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and
schedule  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.





                                                        /s/  Ernst & Young LLP




San Jose, California
April 17, 1996



                         Supplementary Financial Data
(in thousands, except per share amounts)

QUARTERLY DATA (UNAUDITED)


                                                   Year Ended March 31, 1996
                                         First         Second          Third    Fourth
                                        Quarter        Quarter        Quarter   Quarter
                                        --------     -----------  ------------  --------
Net revenues                            $125,760     $   141,212  $    144,123  $149,707
Gross margin                              77,254          89,598        92,451    98,307
Operating income                          18,069 *        45,675        49,318    52,694
Net income                                 5,548 *        29,826        32,190    33,890
Net income per share                    $   0.07 *   $      0.37  $       0.41  $   0.43
Shares used in per share calculations     77,489          79,601        79,106    79,622
======================================  ========     ===========  ============  ========

  *After non-recurring charge for in-process technology related to the acquisition of NeoCAD of $19,366 and $0.25 per share.





                                                  Year Ended March 31, 1995
                                         First              Second      Third     Fourth
                                        Quarter            Quarter     Quarter   Quarter
                                        --------  ----------------     --------  --------
Net revenues                            $ 75,150  $         79,507     $ 91,283  $109,190
Gross margin                              45,991            48,816       55,602    66,229
Operating income                          18,831            18,029 *     24,377    30,811
Net income                                12,013            11,819 *     15,573    19,873
Net income per share                    $   0.16  $           0.16 *  $    0.21  $   0.26
Shares used in per share calculations     73,023            72,843       74,778    75,798
======================================  ========  ================     ========  ========

*After non-recurring charge for the write-off of a minority investment of $2,500 and $0.02 per share net of tax.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III


Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are
incorporated  by  reference.    Such  incorporation  does  not  include  the
Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

The  information  concerning the Company's executive officers required by this
Item is incorporated by reference to the section in Item 1 hereof entitled "Executive Officers of the Registrant".

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)  The Financial Statements required by  Item 14 (a) are filed as part of this annual report.

           (2) The Financial Statement Schedule required by Item 14 (a) is filed as part of this annual report.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

          (3) The exhibits listed below in (c) are filed or incorporated by reference as part of this annual report.

(b)    Reports  on  Form  8-K.    No reports on Form 8-K were filed during the
fourth quarter of fiscal 1996.

(c)  Exhibits.



Exhibit Number    Description
- ---------------  -------------------------------------------------------------
        3.1 (2)   Restated Certificate of Incorporation of the Company, as
                  amended to date.
        3.2 (1)   Bylaws of the Company, as amended to date.
        4.1 (3)   Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as
                  Rights Agent.
       10.1 (1)   Technology Transfer Agreement and Preferred Shares and Warrant
                  Purchase Agreement for Series E Preferred Stock and Series F
                  Preferred Stock dated June 9, 1986 between the Company and
                  Monolithic Memories, Inc.
       10.2 (1)   Common Stock Purchase Agreement dated March 19, 1990 between the Company and Advanced Micro Devices, Inc.
       10.3 (8)   Lease dated March 27, 1995 for adjacent facilities at 2055
                  Logic Drive and 2065 Logic Drive, San Jose, California.
       10.4 (8)   First Amendment to Master Lease dated April 27, 1995 for the
                  Company's facilities at 2100 Logic Drive and 2101 Logic Drive,
                  San Jose, California.
         10.5*    1988 Stock Option Plan, as amended.
         10.6*    1990 Employee Qualified Stock Purchase Plan, as amended.
    10.7 (1) *    Form of Indemnification Agreement between the Company and its officers and directors.
   10.8 (4) (6)   Patent Cross License Agreement dated as of April 22, 1993
                  between the Company and Actel Corporation.
     10.9.1 (5)   Agreement and Plan of Reorganization dated as of March 29,
                  1995, among Registrant, NeoCAD, Inc. and XNX Acquisition
                  Corporation.
     10.9.2 (5)   Certificate of Merger filed on April 10, 1995 between NeoCAD,
                  Inc. and XNX Acquisition Corporation.
      10.10 (7)   Employment Offer Letter dated August 5, 1994.
10.11.1 (6) (9)   Foundry Venture Agreement dated as of September 14, 1995
                  between the Company and United Microelectronics Corporation
                  ("UMC").
10.11.2 (6) (9)   Fabven Foundry Capacity Agreement dated as of September 14,
                  1995 between the Company and UMC.
10.11.3 (6) (9)   Written Assurances Re Foundry Venture Agreement dated as of
                  September 29, 1995 between UMC and the Company.
         10.12    Indenture dated November 1, 1995 between the Company and
                  State Street Bank and Trust Company.
         10.13    Letter Agreement dated as of January 22, 1996 of the
                  Company to Willem P. Roelandts.
         10.14    Separation Agreement dated as of April 8, 1996 between the
                  Company and Curtis Wozniak.
         10.15    Consulting Agreement dated as of June 1, 1996 between the
                  Company and Bernard V. Vonderschmitt.
      10.16 (6)   Advance Payment Agreement entered into on May 17, 1996
                  between Seiko Epson Corporation and the Company.
            11    Statement of Computation of Net Income Per Share.
            12    Statement of Computation of Ratios of Earnings to Fixed
                  Charges.
          22.1    Subsidiaries of the Company.
            23    Consent of Ernst & Young LLP, Independent Auditors.
          25.1    Power of Attorney.
            27    Financial Statement Schedule - Schedule II.

___________


(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-43793) effective November 26, 1991.

(4) Filed as an exhibit to the Company 's Annual Report on Form 10-K for the fiscal year ended April 3, 1993.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 18, 1995.

(6) Confidential treatment requested as to certain portions of these exhibits.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.

(8) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 *           Denotes a management contract or compensatory plan or  arrangement.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 20th day of June, 1996.

                                              XILINX, INC.



                                              By: /s/Willem P. Roelandts
                                              ---------------------------

                                              Willem P. Roelandts,
                                              Chief Executive Officer