Form 10-Q
period 1996-06-30
XILINX INC
filed 1996-08-12
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)
[  X  ]  Quarterly  report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended   June 29, 1996     or
[     ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from to .


                       Commission File Number   0-18548



                                Xilinx, Inc.
            (Exact name of registrant as specified in its charter)


              Delaware                              77-0188631
   (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                     Number)


 2100 Logic Drive, San Jose, California                  95124
(Address of principal executive offices)               (Zip Code)


                            (408) 559-7778
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                                           YES  [ X ]       NO    [  ]


Class                                   Shares Outstanding at June 29, 1996

Common Stock, $.01 par value                      72,248,189





                                 XILINX, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (in thousands except per share amounts)


                                             Three Months Ended

                                              June 29,    July 1,
                                                1996       1995
                                             ----------  ---------
Net revenues                                 $ 150,200   $125,760

Costs and expenses:
     Cost of revenues                           53,325     48,506
     Research and development                   17,837     14,853
     Marketing, general and administrative      29,548     24,966
     Non-recurring charges                           -     19,366
                                             ----------  ---------
          Operating costs and expenses         100,710    107,691
                                             ----------  ---------
Operating income                                49,490     18,069
Interest income and other                        4,360      1,858
Interest expense                                (3,475)       (58)
                                             ----------  ---------
Income before provision for taxes on income     50,375     19,869
Provision for taxes on income                   17,883     14,321
                                             ----------  ---------
Net income                                   $  32,492   $  5,548
                                             ==========  =========
Net income per share                         $     .41   $    .07
                                             ==========  =========
Common and common equivalent
    shares used in computing
    per share amounts                           78,944     77,489
                                             ==========  =========


   (See accompanying Notes to Consolidated Condensed Financial Statements.)



                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                   (in thousands except per share amounts)

                                                     June 29,    March 30,
                                                       1996        1996
                                                    ----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                       $ 129,826   $  110,893
    Short-term investments                            268,947      267,068
    Accounts receivable, net                           72,004       79,528
    Inventories                                        49,324       39,238
    Advances for wafer purchases                        2,404        9,034
    Deferred income taxes and other current assets     30,175       32,945
                                                    ----------  -----------
Total current assets                                  552,680      538,706

Property, plant and equipment, at cost                138,387      128,283
Accumulated depreciation and amortization             (50,881)     (45,645)
                                                    ----------  -----------
    Net property, plant and equipment                  87,506       82,638

Investment in joint venture                            34,316       34,316
Restricted investments                                 36,666       36,212
Advances for wafer purchases                           30,000            -
Developed technology and other assets                  26,761       29,008
                                                    ----------  -----------
                                                    $ 767,929   $  720,880
                                                    ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued liabilities
        and income taxes payable                    $  72,101   $   64,082
    Deferred income on shipments to distributors       34,178       37,568
    Current obligations under capital leases              703          986
                                                    ----------  -----------
Total current liabilities                             106,982      102,636

Long-term debt                                        250,000      250,000

Stockholders' equity:
    Preferred stock, $.01 par value                         -            -
    Common stock, $.01  par value                         722          719
    Additional paid-in capital                        110,228      100,020
    Retained earnings                                 299,997      267,505
                                                    ----------  -----------
                Total stockholders' equity            410,947      368,244
                                                    ----------  -----------
                                                    $ 767,929   $  720,880
                                                    ==========  ===========


   (See accompanying Notes to Consolidated Condensed Financial Statements.)



                              XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)


                                                                                         Three Months Ended

                                                                                         June 29,    July 1,
                                                                                           1996       1995
                                                                                        ----------  ---------
Cash flows from operating activities:
    Net income                                                                          $  32,492   $  5,548
    Adjustments to reconcile net income to net cash
          provided by operating activities:
               Write-off of in-process technology                                               -     19,366
               Depreciation and amortization                                                6,498      4,328
               Changes in assets and liabilities net of effects of NeoCAD acquisition:
                       Accounts receivable                                                  7,524     (9,506)
                       Inventories                                                         (3,456)     5,564
                       Deferred income taxes and other                                      6,200     (1,974)
                       Accounts payable, accrued liabilities
                            and income taxes payable                                        8,019     (2,110)
                       Deferred income on shipments to distributors                        (3,390)     9,025
                                                                                        ----------  ---------
                              Total adjustments net of effects of NeoCAD acquisition       21,395     24,693
                                                                                        ----------  ---------
                                    Net cash provided by operating activities              53,887     30,241

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                                (36,822)    (6,579)
    Proceeds from sale or maturity of short-term available-for-sale investments            34,305     43,986
    Advances for wafer purchases                                                          (30,000)         -
    Acquisition of NeoCAD, net of cash acquired                                                 -    (33,412)
    Purchases of restricted held-to-maturity investments                                        -    (23,759)
    Property, plant and equipment                                                         (10,112)   (14,990)
    Other                                                                                       -      4,668
                                                                                        ----------  ---------
                                     Net cash used in investing activities                (42,629)   (30,086)

Cash flows from financing activities:
    Principal payments on capital lease obligations                                          (284)      (327)
    Proceeds from issuance of common stock                                                  7,959      5,379
                                                                                        ----------  ---------
                                     Net cash provided by financing activities              7,675      5,052
                                                                                        ----------  ---------
Net increase (decrease) in cash and cash equivalents                                       18,933      5,207
Cash and cash equivalents at beginning of period                                          110,893     56,703
                                                                                        ----------  ---------
Cash and cash equivalents at end of period                                              $ 129,826   $ 61,910
                                                                                        ==========  =========

Schedule of non-cash transactions:

Tax benefit from stock options                                                             $2,657     $2,191
    Issuance of treasury stock under employee stock plans                                       -     $3,253
    Receipts against advances for wafer purchases                                          $6,630     $3,734

Supplemental disclosures of cash flow information:
    Interest paid                                                                          $6,145     $   58
    Income taxes paid                                                                      $  490     $5,757


(See accompanying Notes to Consolidated Condensed Financial Statements.)


                                  XILINX, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been pre-pared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. consolidated financial statements for the year ended March 30, 1996. The balance sheet at March 30, 1996 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present a fair statement of results for the interim periods presented. The results for the three month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending March 29, 1997.


2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at June 29, 1996 and March 30, 1996 are as follows:

                                   June 29,   March 30,
                                     1996        1996
                                   ---------  ----------
                  Raw materials    $   6,342  $    5,886
                  Work-in-process     29,337      21,927
                  Finished goods      13,645      11,425
                                   ---------  ----------
                                   $  49,324  $   39,238
                                   =========  ==========


3. On May 17, 1996, the Company signed an agreement with Seiko Epson Corporation (Seiko), a primary wafer supplier. The agreement provides for total payments to Seiko of $300 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to
    eight-inch,  sub-micron  wafers.    Of  the total payments, $200 million
    represents an advance payment for future wafer deliveries. In conjunction with the agreement, $30 million was paid in May 1996 and additional installments of $30 million are scheduled for November 1, 1996, May 1, 1997, November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125
    million.    As  a  result, the maximum outstanding amount of the advance payment at any time is $175 million. Repayment of this advance will be in the form of wafer deliveries using U.S. dollar denominated pricing. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry
    suppliers.   Wafer deliveries are expected to begin in the first half of calendar 1998. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance, and the form of the additional funding will be negotiated at that time.


4. On July 31, 1996, the Company announced that it will discontinue the XC8100 family of one-time programmable antifuse devices. As a result, the Company anticipates taking a pretax charge against earnings of approximately $5 million during the quarter ending September 28, 1996. This charge primarily relates to the write-off of inventories held by Xilinx and its distributors and for termination charges relating to purchase commitments to foundry partners for wafers which have not completed the manufacturing process.


                                 XILINX, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Such risks and uncertainties are detailed in the Company's Form 10-K for the year ended March 30, 1996, and certain of these risks and uncertainties are discussed below.


RESULTS  OF  OPERATIONS    -  FIRST THREE MONTHS OFFISCAL 1997 COMPARED TO THE
FIRST THREE MONTHS OFFISCAL 1996

Revenue

Revenues for the first quarter of fiscal 1997 of $150.2 million represented a 19.4% increase over the corresponding period of fiscal 1996. The revenue increase was primarily attributable to increases in the volume of shipments relating to the Company 's XC4000 family, the XC5200 family and the proprietary products within the XC3000 family. Relative to the prior year quarter, revenues for the XC4000 family increased $17.7 million, or 32.8%, revenues for the XC5200 family increased by $6.6 million from $0.1 million in the prior year, and revenues for the proprietary products within the XC3000 family increased by $7.4 million, or 65%. Revenues for the non-proprietary products within the XC3000 family decreased $6.5 million or 30.2% from the prior year. The XC4000 integrated circuits represented 47.7% of revenue in the first quarter of fiscal 1997 as compared to 42.9% in the comparable quarter of last year. Revenues for the XC2000 family and the non-proprietary members of the XC3000 family, the Company's most mature and lower margin integrated circuits, decreased from 20% of aggregate revenues in the first quarter of fiscal 1996 to 12.1% of aggregate revenues in the first quarter of fiscal 1997 as a function of the slowing requirements for these products and the increasing demand for the functionality and performance provided by the proprietary products within the XC3000, XC4000, and XC5200 families. Software revenues represented approximately 3% of total revenues for each period presented.

Recently, several independent semiconductor industry analysts have indicated their belief that the overall semiconductor industry will grow at lower rates than actual growth rates over the last few years. See "Factors Affecting
Future Operating Results" for discussion relating to potential impact of semiconductor industry conditions on the Company's business.

The Company expects its growth rate in revenue for fiscal 1997 to decrease from the levels experienced in fiscal 1996. The Company believes that the conditions that led to slow growth in the last two quarters of fiscal 1996 and the first quarter of fiscal 1997 are still present, although probably to a lesser degree. The Company also realizes that a prolonged slowdown in the overall semiconductor industry would detrimentally impact Xilinx. While the Company currently projects revenue growth rates for the next two quarters of fiscal 1997 to be roughly comparable to the quarterly growth rate ranges experienced in the past three quarters, no assurance can be given that this will be the case.

The preceding two paragraphs contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in "Factors Affecting Future Operating Results" and elsewhere in this section.


Gross Margin

Cost of revenues was $53.3 million, or 35.5% of revenues, in the first quarter of fiscal 1997 in comparison to 38.6% in the comparable prior year quarter. The reduction in the cost of revenues as a percent of revenues was due to the favorable impact on manufacturing costs of lower wafer costs (reflecting the strengthened U.S. dollar exchange rate against the yen), improved yields and other manufacturing cost reductions. The Company was able to substantially offset the negative impact of ongoing price erosion for its existing products with increased volumes of newer, proprietary, higher margin products. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that the recent gross margins of 64.5% of revenues are neither sustainable nor desirable in the future. Rather, gross margins closer to the historical range of 60% to 62% of revenues are considered more appropriate for expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

Research and Development

Research and development expenditures were $17.8 million for the first quarter of fiscal 1997, or 11.9% of revenues, compared to $14.9 million, or 11.8% of revenues, in the comparable fiscal 1996 period. The 20.1% increase in such expenditures resulted primarily from increased staffing, higher wafer purchases, and increased facility and support costs associated with an expanded scope of operations. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Non-recurring Charges

During the first quarter of fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the acquisition of NeoCAD, Inc.

Marketing, General and Administrative

Marketing, general and administrative expenses for the first quarter of fiscal 1997 increased by 18.4% to $29.5 million, or 19.7% of revenues, versus $25 million, or 19.9% of revenues, during the comparable fiscal 1996 period. These expenses have increased in amount primarily as a result of increased staffing as well as increased marketing and sales related costs. Such expenses have decreased as a percentage of revenues, reflecting the Company's commitment to control administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may increase the level of future general and administrative expenses.

Operating Income

Operating income of $49.5 million, or 32.9% of revenues, was generated during the first quarter of fiscal 1997, an increase of 174% from the $18.1 million, or 14.4% of revenues, for last year's comparable period. Excluding the impact of the non-recurring write-off of in-process technology, operating income was $37.4 million, or 29.8% of revenues for the comparable fiscal 1996 period and operating income increased 32.2% in fiscal 1997 from the fiscal 1996 period.

Interest, net

The Company incurs interest expense on the $250 million of 5 1/4% convertible subordinated notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments and restricted investments. The amount of interest earned is a function of the balance of cash invested as well as the prevailing interest rates. Although higher investment portfolio balances were invested in the first quarter of fiscal 1997 in comparison to the prior year quarter, net interest income for the first quarter of fiscal 1997 decreased by $0.9 million from the comparable period of the prior year. In the first quarter of fiscal 1997, the interest income earned from investing the net proceeds of the notes was less than the interest expense relating to the notes, resulting in a decrease in net interest income from the comparable prior year quarter. The Company's investment portfolio contains tax-advantaged municipal bonds, which have pretax yields which are less than the interest rate on the notes. For financial reporting purposes, the Company records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields and future uses of the investment portfolio, levels of net interest income are likely to decrease in the future.

Provision for Income Taxes

The Company recorded a tax provision of $17.9 million (35.5% of income before taxes) for the first three months of fiscal 1997 as compared to a provision for taxes for the three months ended July 1, 1995 of $14.3 million (72.1% of income before taxes). The higher tax rate for the first three months of fiscal 1996 resulted from the non-recurring write-off of in-process technology which is not tax deductible. Excluding the non-recurring write-off of in-process technology, the Company 's effective tax rate for the first three months of fiscal 1996 was 36.5%. The reduced rate in fiscal 1997 is primarily due to an increase in foreign operations where tax rates are lower than the U.
S. effective tax rate.


RISK FACTORS

The following risk factors may be associated with the Company's business:

Factors AffectingFuture Operating Results

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by the Company and its competitors), the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market, and rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company 's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers ' demands to shorten product lead time. This could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted yields could adversely impact the Company 's results of operations. The Company attempts to identify these changes in market conditions as soon as possible; however, the rapidity of their onset makes prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, are a much less useful predictor of the future than is the case in many older, more stable and less dynamic industries.

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and
overcapacity.    The  Company  may  experience  substantial  period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

Currently, most of the Company 's operations are centered in an area that has been seismically active. Should there be a major earthquake in this area, the Company 's operations may be disrupted resulting in the inability of the Company to ship products in a timely manner, thereby materially adversely affecting the Company 's business.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may adversely affect the market price of the Company's Common Stock.

Dependence Upon Independent Manufacturers

The Company does not manufacture the wafers used for its products. To date, most of the Company's wafers have been manufactured by Seiko Epson Corporation and Yamaha Corporation. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes and to deliver them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries to date from these suppliers have been acceptable, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments. Any significant delays could have a material adverse effect on the Company's operating results. In addition, the Company's purchases from these wafer suppliers are denominated in yen, and prolonged periods of a weakened US dollar exchange rate against the yen could adversely affect manufacturing costs.

The Company 's long-term growth will depend in large part on the Company 's ability to obtain increased wafer fabrication capacity from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company 's supply of wafers or increase the Company 's cost of such wafers, thereby materially adversely affecting the Company 's business.

In order to secure additional wafer capacity, the Company from time to time considers a number of alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. The Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in a timely manner, as well as the ability of the Company to process products for shipment. The Company 's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company 's production could materially adversely affect the Company 's business. In this regard, the Company has entered into a joint venture, United Silicon Inc., to construct a new wafer fabrication facility. However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational in a timely manner. In addition, the Company has recently entered into an agreement with Seiko Epson to obtain additional capacity through an advance payment which will be repaid in the form of wafers. If the Company requires additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company 's business could be materially adversely affected.

Dependence on New Products

The Company's future success depends on its ability to develop and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, achievement of acceptable yields and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions with higher margins do not occur in a timely manner or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.


Competition

The Company 's FPGA and CPLD products compete in the programmable logic marketplace, with a substantial majority of the Company 's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change,
rapid  product  obsolescence  and  price  erosion.    The  Company  expects
significantly increased competition both from existing competitors and from a number of companies that may enter its market. Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of development system software, and technical service and support. The Company's strategy for expansion in the programmable logic market includes continued price reductions commensurate with the ability to lower the cost of manufacture and continued introduction of new product architectures which target high volume, low cost applications. However, there can be no assurance that the Company will be successful in achieving this strategy.

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

The Company competes with providers of high density programmable logic products characterized by FPGA-type architectures on the basis of software capability, product functionality, price, performance and customer service. The Company believes that certain of its patents have been infringed by a competitor and has initiated legal action to protect its intellectual property (See Litigation).

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

Although certain manufacturers of programmable logic devices ("PLDs") compete with Xilinx, significant differences in logic density between most CPLDs and FPGAs limit the amount of competitive overlap. While the architecture of CPLDs gives them a performance advantage in certain instances, the Company believes that the higher density available with FPGAs makes them more economical for many designs.

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

Xilinx also faces competition from its licensees. Under a license from the Company, AT&T is manufacturing and marketing the Company's non-proprietary XC3000 products and is employing that technology to provide additional FPGA products offering higher density. Seiko has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. AMD is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs and, after March 19, 1997, could also compete directly in this market.

Intellectual Property

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's financial condition and results of operations.

Litigation

The Company is currently engaged in patent litigation with Altera Corporation (Altera). See "Legal Proceedings " in Part II.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company 's financial condition at June 29, 1996 remained strong. Total current assets exceeded total current liabilities by 5.2 times, which was consistent with March 30, 1996. Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to support operations, obtain additional wafer supply capacity, make acquisitions and investments in complementary technologies, obtain additional capital equipment and facilities and finance inventory and accounts receivable.

The Company has generated positive cash flow from operations for the first three months of fiscal 1997. As of June 29, 1996, the Company had cash, cash equivalents and short-term investments of $398.8 million and working capital of $445.7 million. Cash generated by operations of $53.9 million for the first three months of fiscal 1997 was $23.7 million higher than the $30.2 million generated for the first three months of fiscal 1996. The increase in cash generated by operations during the first three months of fiscal 1997 over the comparable fiscal 1996 period resulted from the favorable impact of changes in net income (net of the impact of the non-recurring write-off of in-process technology in 1996) accounts receivable, deferred income taxes and other and accounts payable, accrued liabilities and income taxes payable offset by the unfavorable impact of inventory and deferred income on shipments to distributors.

Cash flows used for investing activities for the three months ended June 29, 1996, included the $30 million advance to Seiko for wafer purchases (see Note 3 of Notes to Consolidated Condensed Financial Statements), $2.5 million of net short-term investment purchases and $10.1 million of property, plant and equipment acquisitions. Property, plant and equipment additions decreased $4.9 million from the comparable fiscal 1996 period. This decrease is primarily due to significantly reduced expenditures relating to the Company's Ireland manufacturing facility which were partially offset by expenditures incurred relating to the Company's facility being constructed in Boulder, Colorado. In the first quarter of 1996, the Company's investing activities included $33.4 million (net of cash acquired) incurred relating to the acquisition of NeoCAD and $23.8 million of purchases of restricted investments relating to the Company's Corporate facilities offset by $37.4 million of net short-term investments which matured.

Cash flows provided by financing activities were $7.7 million in the first three months of fiscal 1997 and was attributable to $8 million in proceeds from the issuance of common stock under employee stock plans offset by principal payments on capital lease obligations of $0.3 million. For the comparable fiscal 1996 period, $5.4 million in proceeds from issuance of common stock under corporate stock plans was offset by $0.3 million in principal payments on capital lease obligations.

Stockholders' equity increased by $42.7 million at June 29, 1996, principally as a result of the net income for the three months ended June 29, 1996, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options.

The Company has obtained credit line facilities for up to $47 million of which $7 million is intended to meet occasional working capital requirements for the Company 's wholly owned Irish subsidiary. At June 29, 1996, no borrowings were outstanding under the lines of credit.

Under the terms of the Company's agreement relating to the United Silicon Inc.
(USI) joint venture, the Company expected to invest additional amounts of approximately $68 million and $34 million in December 1996 and June 1997, respectively. The Board of Directors of USI recently voted to postpone the wafer fabrication facility construction schedule by approximately six months. As a result, the additional payments are tentatively postposed to June 1997 and December 1997. The revised timing of construction of the facility and the related payments are subject to further change based on overall industry conditions and other factors. United Microelectronics Corporation has committed to supply the Company with wafers manufactured in an existing facility until capacity is available in the new facility. In the first quarter of fiscal 1997, the Company entered into an agreement with Seiko. The agreement provides for a total payments of $300 million to be made to Seiko, of which $200 million is in the form of an advance payment and $100 million is in the form of an advance or an alternate form to be negotiated at a later date. See Note 4 of Notes to Consolidated Condensed Financial Statements.

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




Part II.  Other Information

Item 1.     Legal Proceedings.

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact discovery has been completed in both cases. No trial date has been set. Both cases had been assigned to Judge Robert Aguilar, who has now retired. The cases are awaiting reassignment to another judge. On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware (the Delaware suit), alleging that the Company's XC5000 family infringes a certain Altera patent. The Company answered the Delaware suit, denying that the XC5000 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit has now been transferred to the United States District Court for the Northern District of California. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward looking statement. Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, actual results could differ materially.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. The
Company knows of no legal proceedings contemplated by any governmental authority or agency.




Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibit 11:  Statement of Computation of Net Income Per Share
                  Exhibit 12: Statement of Computation of Ratio of Earning to Fixed Charges

          (b)     Reports on Form 8-K - None



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      XILINX, INC.





Date:   August 9, 1996                  /s/ Gordon M.Steel
                                        -----------------------------------
                                        Gordon M. Steel
                                        Senior Vice President of Finance and
                                        Chief Financial Officer
                                        (as principal accounting and financial
                                        officer and on behalf of Registrant)