Form 10-Q
period 1996-09-28
XILINX INC
filed 1996-11-12
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark  One)
[  X  ]    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of 1934 for the quarterly period ended   September 28, 1996
or
[     ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ____  to ____  .


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
                                          YES   [ X ]            NO     [   ]


Class                            Shares  Outstanding  at  September  28,  1996

Common Stock, $.01 par value                              72,957,000








                                 XILINX, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (in thousands except per share amounts)




                                   Three Months Ended      Six Months Ended
                                  Sept. 28,  Sept. 30,  Sept. 28,   Sept. 30,
                                      1996       1995       1996       1995
                                  --------- ---------   ----------  ----------
Net revenues                     $ 130,579   $ 141,212   $ 280,779   $ 266,972
Costs and expenses:
   Cost of revenues                 50,658      51,614     103,983     100,120
   Write-off of discontinued
     product family                  5,000           -       5,000           -
   Research and development         16,748      16,652      34,585      31,505
   Marketing, general and
     administrative                 28,709      27,271      58,257      52,237
   Non-recurring charges                 -           -           -      19,366
                                 ----------  ----------  ----------  ---------

    Operating costs and expenses   101,115      95,537     201,825     203,228
                                 ----------  ----------  ----------  ---------
Operating income                    29,464      45,675      78,954      63,744

Interest and other income            5,407       1,400       9,767       3,258
Interest expense                    (3,437)       (105)     (6,912)      (163)
                                 ----------  ----------  ----------  ---------

Income before provision for taxes
     on income                      31,434      46,970      81,809      66,839

Provision for taxes on income       10,216      17,144      28,099      31,465
                                 ----------  ----------  ----------  ---------

Net income                       $  21,218   $  29,826   $  53,710   $  35,374
                                 ==========  ==========  ==========  =========

Net income per share             $    0.27   $    0.37   $    0.68   $   0.45
                                 ==========  ==========  ==========  =========

Common and common equivalent
    shares used in computing
    per share amounts               79,378      79,601      79,161      78,545
                                 ==========  ==========  ==========  =========


     (See accompanying Notes to Consolidated Condensed Financial Statements.)


                                         XILINX, INC.
                              CONSOLIDATED CONDENSED BALANCE SHEET
                            (in thousands except per share amounts)

                                                     Sept. 28,    March 30,
                                                       1996         1996
                                                    -----------   ---------
ASSETS
Current assets:
    Cash and cash equivalents                       $  114,081   $  110,893
    Short-term investments                             309,403      267,068
    Accounts receivable, net                            67,375       79,528
    Inventories                                         63,407       39,238
    Deferred income taxes and other current assets      36,949       41,979
                                                    -----------  -----------

Total current assets                                   591,215      538,706

Property, plant and equipment, at cost                 145,418      128,283
Accumulated depreciation and amortization              (55,894)     (45,645)
                                                    -----------  -----------
    Net property, plant and equipment                   89,524       82,638

Restricted investments                                  36,228       36,212
Investment in joint venture                             35,200       34,316
Advances for wafer purchases                            30,000            -
Developed technology and other assets                   27,546       29,008
                                                    -----------  -----------

                                                    $  809,713   $  720,880
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued liabilities
        and income taxes payable                    $   80,850   $   64,082
    Deferred income on shipments to distributors        39,188       37,568
    Current obligations under capital leases               508          986
                                                    -----------  -----------

Total current liabilities                              120,546      102,636

Long-term debt                                         250,000      250,000

Stockholders' equity:
    Preferred stock, $.01 par value                          -            -
    Common stock, $.01  par value                          730          719
    Additional paid-in capital                         117,222      100,020
    Retained earnings                                  321,215      267,505
                                                    -----------  -----------

                Total stockholders' equity             439,167      368,244
                                                    -----------  -----------

                                                    $  809,713   $  720,880
                                                    ===========  ===========

(See accompanying Notes to Consolidated Condensed Financial Statements.)




                                XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)


                                                           Six Months Ended
                                                         Sept. 28,   Sept. 30,
                                                           1996        1995
                                                      -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   53,710  $  35,374
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Write-off of in-process technology                    -     19,366
           Depreciation and amortization                    12,770      9,285
           Undistributed earnings of joint venture            (408)         -
           Changes in assets and liabilities net
              of effects of NeoCAD acquisition:
                   Accounts receivable                      12,153    (24,190)
                   Inventories, including the impact of    (15,206)    15,077
                       receipts against advances
                       for wafer purchases
                   Deferred income taxes and other          (1,041)    (2,826)
                   Accounts payable, accrued
                        liabilities and income              16,768      3,549
                        taxes payable
                   Deferred income on shipments to           1,620      9,044
                        distributors
                                                         ---------- ----------
                           Total adjustments net of         26,656     29,305
                              effects of NeoCAD
                              acquisition
                                                         ---------- ----------
                   NET CASH PROVIDED BY OPERATING           80,366     64,679
                      ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale                (178,216)   (39,631)
    investments
Proceeds from sale or maturity of short-term               135,134     61,917
    available-for-sale investments
Purchases of restricted held-to-maturity                   (36,109)   (52,599)
    investments
Proceeds from maturity of restricted held-to-               36,092     28,840
    maturity investments
Advances for wafer purchases                               (30,000)         -
Acquisition of NeoCAD, net of cash acquired                      -    (33,412)
Property, plant and equipment                              (17,151)   (25,081)
                                                         ---------- ----------
                   NET CASH USED IN INVESTING              (90,250)   (59,966)
                     ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations               (478)      (847)
Proceeds from issuance of common stock                      13,550      6,868
                                                        ----------- ----------
                    NET CASH PROVIDED BY FINANCING          13,072      6,021
                      ACTIVITIES

Net increase in cash and cash equivalents                    3,188     10,734
Cash and cash equivalents at beginning of period           110,893     56,703
                                                        ----------- ----------
Cash and cash equivalents at end of period              $  114,081  $  67,437
                                                        =========== ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                      $    4,345  $   4,197
    Issuance of treasury stock under employee                    -      4,417
       stock plans
    Receipts against advances for wafer purchases            8,963     13,709
Supplemental disclosures of cash flow information:
    Interest paid                                       $    6,068  $     163
    Income taxes paid                                       22,773     29,274

(See accompanying Notes to Consolidated Condensed Financial Statements.)



XILINX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. The accompanying interim consolidated financial statements have been pre-pared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. consolidated financial statements for the year ended March 30, 1996. The balance sheet at March 30, 1996 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present a fair statement of results for the interim periods presented. The results for the six month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending March 29, 1997.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at September 28, 1996 and March 30, 1996 are as follows:



                                September 28,   March 30,
                                     1996          1996
                                --------------  ----------

               Raw materials    $        5,241  $    5,886
               Work-in-process          41,447      21,927
               Finished goods           16,719      11,425
                                --------------  ----------
                                $       63,407  $   39,238
                                ==============  ==========



3. On May 17, 1996, the Company signed an agreement with Seiko Epson Corporation (Seiko), a primary wafer supplier. The agreement provides for total payments to Seiko of $300 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to eight-inch, sub-micron wafers. Of the total payments, $200 million represents an advance payment for future wafer deliveries. In conjunction with the agreement, $30 million installments were paid in May 1996 and on November 1, 1996 and additional installments of $30 million are scheduled for May 1, 1997, November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125 million. As a result, the maximum outstanding amount of the advance payment at any time will be $175 million. Repayment of this advance will be in the form of wafer deliveries using U.S. dollar denominated pricing. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. Wafer deliveries are expected to begin in the first half of calendar 1998. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance, and the form of the additional funding will be negotiated at that time.

4. During the three months ended September 28, 1996, the Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5 million.
 This charge primarily relates to the write-off of inventories held by Xilinx and its distributors and for termination charges relating to purchase commitments to foundry partners for wafers which have not completed the manufacturing process.

5. On September 16, 1996, the Company's Board of Directors authorized a stock repurchase program whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time to time as market and business conditions warrant. The Company plans to use shares repurchased to meet the stock requirements of the Company's Stock Option and Employee Qualified Stock Purchase plans. Through September 28, 1996, the Company had not repurchased any shares. Through November 8, 1996, the Company has repurchased 490,000 shares for $15.7 million.

6. The Company is currently involved in patent litigation with Altera Corporation (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward looking statement based on information presently known to management, and the future outcome could differ.




                                 XILINX, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Such risks and uncertainties are detailed below.


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1997 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1996

Revenue

Revenues for the second quarter of fiscal 1997 of $130.6 million represented a $10.6 million, or 7.5%, decrease from the corresponding period of fiscal 1996.
 Revenues for the first six months of fiscal 1997 were $280.8 million, up 5.2% from the corresponding period of 1996. Revenues for the second quarter of fiscal 1997 were adversely impacted by the general slowdown in the semiconductor industry, seasonal slowdown in Europe, customer efforts to reduce inventory levels, customer programs which have not ramped up as quickly as expected and price reductions. The revenue decrease during the second quarter of fiscal 1997 was primarily attributable to decreases in the volume of shipments relating to the Company's XC2000 family, the non-proprietary members of the XC3000 family, the XC3100 family and the XC4000 family partially offset by increases in the volume of shipments relating to the XC5200 family. Relative to the prior year quarter, revenues for the XC2000 family decreased $1.7 million, or 41.7%, revenues for the non-proprietary members of the XC3000 family decreased by $9.4 million, or 39.2%, revenues for the XC3100 family decreased by $1.6 million, or 9.9% and revenues for the XC4000 family decreased $3.7 million, or 6%. Revenues for the XC5200 family increased $6.7 million from $1.1 million in the prior year. Revenues for the Company's first generation FPGA products, which includes the XC2000, XC3000 and XC3100 families, represented 36.8% of aggregate component revenues in the second quarter of fiscal 1997 and decreased 20.4% relative to the results of the comparable quarter of the prior fiscal year. Revenues for the Company's second generation FPGA products, which includes the XC4000 and XC5200 families as well as the recently introduced XC6200 family, represented 51.5% of aggregate component revenues and exceeded the revenues of the comparable quarter of the prior year by 5.1%. The increase in revenues relating to the second generation of products is primarily a function of increasing demand for the functionality, performance and pricing provided by these product families. The other products generation, consisting primarily of the CPLD families, the Hardwire product and serial proms, represented 11.7% of aggregate component revenues in the second quarter of fiscal 1997 and decreased 11.1% relative to the results of the comparable quarter of the prior year. Proprietary products constituted 88.9% of revenues for the second quarter of fiscal 1997, as compared to 83% in the comparable quarter last year. Software revenues represented approximately 3% of total revenues for all periods presented.

In the first half of 1996, several independent semiconductor industry analysts have indicated a belief that the overall semiconductor industry will experience lower growth rates than those experienced over the last few years. See "Factors Affecting Future Operating Results" for discussion relating to potential impact of semiconductor industry conditions on the Company's business.

The Company expects its growth rate in revenue for fiscal 1997 to decrease from the levels experienced in fiscal 1996. The Company believes that the conditions that led to slow growth in the last two quarters of fiscal 1996 and the first quarter of fiscal 1997 and a 13.1% decrease in revenue for the second quarter of fiscal 1997, in comparison to the immediately preceding quarter, are still present. The Company also realizes that a prolonged slowdown in the overall semiconductor industry would detrimentally impact Xilinx. Based on current inventory levels and wafer capacity availability, the Company is generally able to deliver products to customers within fairly short lead times. As a result, the Company has recently experienced many customers placing orders for near-term delivery but not indicating a demand for products in the intermediate to long-term range. In this environment, the level of customer orders for a given quarter is difficult to predict. While the Company currently projects revenue growth rates for the last two quarters of fiscal 1997 to be in the low single-digit range, no assurance can be given that this will be the case.

The preceding two paragraphs contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in "Factors Affecting Future Operating Results" and elsewhere in this section.

Gross  Margin

Cost of revenues, excluding the impact of the $5 million non-recurring write-off relating to the XC8100 product family, was $50.7 million, or 38.8% of revenues, and $104 million, or 37% of revenues, for the second quarter and first six months of fiscal 1997, respectively. Costs of revenues for the comparable periods of fiscal 1996 were $51.6 million, or 36.6% of revenues, and $100.1 million, or 37.5% of revenues, respectively. The increase in the cost of revenues as a percentage of revenues during the second quarter of fiscal 1997 over the comparable quarter of the prior year was primarily attributable to product mix, price reductions, unfavorable overhead variances resulting from lower manufacturing volumes and increased inventory reserves relating to an expanded level of inventory offset by the favorable impact of lower wafer costs (reflecting the strengthened U.S. dollar exchange rate against the yen) and improved yields. The Company was able to partially offset the negative impact of ongoing price erosion for its existing products with increased volumes of newer, proprietary, higher margin products. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that the recent gross margins of up to 65.7% of revenues are neither sustainable nor desirable in the future. Rather, gross margins closer to the historical range of 60% to 62% of revenues, including the 61.2% gross margin realized in the current quarter, are considered more appropriate for expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

Research  and  Development

Research and development expenditures were $16.7 million for the second quarter and $34.6 million for the first six months of fiscal 1997, or 12.8% and 12.3% of revenues respectively, compared to $16.7 million and $31.5 million, or 11.8% of revenues for both periods, in the comparable fiscal 1996 periods. Research and development expenditures for the second quarter of fiscal 1997 increased as a percentage of revenues as the decline in revenues outpaced the amount of spending. While research and development headcount increased in the second quarter of fiscal 1997 over the comparable fiscal 1996 period, the Company reduced purchases of engineering wafers and supplies in the current period. The 9.8% increase in such expenditures for the first six months of fiscal 1997 as compared to the comparable fiscal 1996 period resulted primarily from increased staffing, higher wafer purchases, and increased facility and support costs associated with an expanded scope of operations. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Non-recurring  Charges

During the first six-months of fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the acquisition of NeoCAD, Inc.

Marketing,  General  and  Administrative

Marketing, general and administrative expenses were $28.7 million for the second quarter and $58.3 million for the first six months of fiscal 1997, or 22% and 20.7% of revenues, respectively, compared to $27.3 million and $52.2 million, or 19.3% and 19.6% of revenues, respectively, in the comparable fiscal 1996 periods. These expenses have increased in amount primarily as a result of increased staffing as well as increased marketing and sales related costs. Such expenses have increased as a percentage of revenues in the second quarter of fiscal 1997 as compared to the comparable fiscal 1996 period, reflecting the recent decline in revenues. The timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may increase the level of future general and administrative expenses.

Operating  Income

Operating income, excluding the impact of the $5 million non-recurring write-off relating to the XC8100 product family, was $34.5 million, or 26.4% of revenues, and $84 million, or 29.9% of revenues, for the second quarter of fiscal 1997 and the first six months of fiscal 1997, respectively. Operating income was $45.7 million, or 32.3% of revenues, and $83.1 million (excluding the impact of the $19.4 million write-off of in-process technology associated with the acquisition of NeoCAD), or 31.1% of revenues, respectively, for the comparable fiscal 1996 periods. Excluding the impact of non-recurring write-offs, operating income decreased $11.2 million during the second quarter of fiscal 1997 as compared to the comparable period of the prior year but increased $.8 million during the first six months of fiscal 1997 as compared to the comparable period of the prior year.

Interest  and  other  income,  net

The Company incurs interest expense on the $250 million of 5 1/4% convertible notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments, restricted investments and on the outstanding amount of the advances for wafer purchases. The amount of interest earned is a function of the balance of cash invested as well as the prevailing interest rates. The Company also records 25% of United Silicon Inc.'s net income as joint venture equity income. Net interest and other income was $2.0 million in the second quarter of fiscal 1997 as compared to $1.3 million during the comparable prior year period. The increase is primarily attributable to increased interest income resulting from higher investment portfolio balances and joint venture equity income. The Company's investment portfolio contains tax-advantaged municipal bonds, which generally have pretax yields which are less than the interest rate on the convertible notes. For financial reporting purposes, the Company records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields and future uses of the investment portfolio, levels of net interest income could decrease in the future.

Provision  for  Income  Taxes

The Company recorded a tax provision of $10.2 million (32.5% of income before taxes) for the second quarter of fiscal 1997 and a tax provision of $28.1 million (34.3% of income before taxes) for the first six months of fiscal 1997 as compared to a tax provision for the second quarter of fiscal 1996 of $17.1 million (36.5% of income before taxes) and a provision for taxes for the first six months of fiscal 1996 of $31.5 million (47.1% of income before taxes). The higher tax rate for the first six months of fiscal 1996 resulted from the non-recurring write-off of in-process technology which is not tax deductible. Excluding the non-recurring write-off of in-process technology, the Company's effective tax rate for the first six months of fiscal 1996 was 36.5%. The reduced tax rate in fiscal 1997 resulted from legislation reinstating the R&D Tax Credit as well as an increase in foreign operations where tax rates are lower than the U. S. effective tax rate.


RISK  FACTORS

The  following  risk  factors  may  be associated with the Company's business:

Factors  Affecting  Future  Operating  Results

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing and implementation of new product introductions (both by the Company and its competitors), the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market, and rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced,  can  be  difficult  to predict, especially in light of customers'
demands to shorten product lead time and minimize inventory levels. This could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted yields could adversely impact the Company's results of operations. The Company attempts to identify these changes in market conditions as soon as possible; however, the rapidity of their onset makes prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, are a much less useful predictor of the future than is the case in many older, more stable and less dynamic industries.

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

Currently, most of the Company's operations are centered in an area that has been seismically active. Should there be a major earthquake in this area, the Company's operations may be disrupted resulting in the inability of the Company to ship products in a timely manner, thereby materially adversely affecting the Company's business.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may adversely affect the market price of the Company's Common Stock.

Dependence  Upon  Independent  Manufacturers

The Company does not manufacture the wafers used for its products. To date, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko), Yamaha Corporation (Yamaha) and United Microelectronics

Corporation (UMC). The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes and to deliver them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries to date from these suppliers have been acceptable, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments. Any significant delays could have a material adverse effect on the Company's operating results. In addition, the Company's purchases from Seiko and Yamaha are denominated in yen, and prolonged periods of a weakened US dollar exchange rate against the yen could adversely affect manufacturing costs.

The Company's long-term growth will depend in large part on the Company's ability to obtain increased wafer fabrication capacity from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company's supply of wafers or increase the Company's cost of such wafers, thereby materially adversely affecting the Company's business.

In order to secure additional wafer capacity, the Company from time to time considers a number of alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. The Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in a timely manner, as well as the ability of the Company to process products for shipment. The Company's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company's production could materially adversely affect the Company's business. In this regard, the Company has entered into a joint venture, United Silicon Inc., with UMC and other parties to obtain wafer capacity from a new wafer fabrication facility. However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational in a timely manner. In addition, the Company's recent agreement with Seiko was made to obtain additional capacity from a facility currently under construction and expected to provide wafers in volume in calendar 1998. If the Company requires additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company's business could be materially adversely affected.

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

Xilinx also faces competition from its licensees. Under a license from the Company, Lucent Technologies is manufacturing and marketing the Company's non-proprietary XC3000 products and is employing that technology to provide additional FPGA products offering higher density. Seiko has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. Advanced Micro Devices is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs and, after March 19, 1997, could also compete directly in this market.

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

Litigation

The  Company is currently engaged in patent litigation with Altera Corporation
(Altera).    See  "Legal  Proceedings"  in  Part  II.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at September 28, 1996 remained strong. Total current assets exceeded total current liabilities by 4.9 times, as compared to 5.2 times at March 30, 1996. Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to support operations, obtain additional wafer supply capacity, make acquisitions and investments in complementary technologies, obtain additional capital equipment and facilities and finance inventory and accounts receivable.

The Company has generated positive cash flow from operations for the first six months of fiscal 1997. As of September 28, 1996, the Company had cash, cash equivalents and short-term investments of $423.5 million and working capital of $470.7 million as compared to $378.0 million and $436.1 million, respectively, at March 30, 1996. Cash generated by operations of $80.4 million for the first six months of fiscal 1997 was $15.7 million higher than the $64.7 million generated for the first six months of fiscal 1996. The increase in cash generated by operations during the first six months of fiscal 1997 over the comparable fiscal 1996 period resulted primarily from the favorable impact of changes in accounts receivable and accounts payable, accrued liabilities and income taxes payable offset by the unfavorable impact of inventory and deferred income on shipments to distributors.

Cash flows used for investing activities for the six months ended September 28, 1996, included the $30 million advance to Seiko for wafer purchases (see
Note 3 of Notes to Consolidated Condensed Financial Statements), $43.1 million of net short-term investment purchases and $17.2 million of property, plant and equipment acquisitions. Property, plant and equipment additions decreased $7.9 million from the comparable fiscal 1996 period. This decrease is primarily due to significantly reduced expenditures relating to the Company's Ireland manufacturing facility which were partially offset by expenditures incurred relating to the Company's facility being constructed in Boulder, Colorado. In the first six months of fiscal 1996, the Company's investing activities included $33.4 million (net of cash acquired) incurred relating to the acquisition of NeoCAD and $23.8 million of net purchases of restricted investments relating to the Company's Corporate facilities offset by $22.3 million of net short-term investment proceeds which matured.

Cash flows provided by financing activities were $13.1 million in the first six months of fiscal 1997 and was attributable to $13.6 million in proceeds from the issuance of common stock under employee stock plans offset by principal payments on capital lease obligations of $0.5 million. For the comparable fiscal 1996 period, $6.9 million in proceeds from issuance of common stock under corporate stock plans was offset by $0.8 million in principal payments on capital lease obligations.

Stockholders' equity increased by $70.9 million, principally as a result of the net income for the six months ended September 28, 1996, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options.

The Company has available credit line facilities for up to $47 million of which $7 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At September 28, 1996, no borrowings were outstanding under the lines of credit.

Under the terms of the Company's agreement relating to the United Silicon Inc.
(USI) joint venture, the Company expected to invest additional amounts of approximately $68 million and $34 million in December 1996 and June 1997, respectively. The USI joint venture is accounted for by the equity method, as the Company records 25% of USI's net income as joint venture equity income. The Board of Directors of USI recently voted to postpone the wafer fabrication facility construction schedule by approximately six months. As a result, the additional payments are tentatively postponed to June 1997 and December 1997. The revised timing of construction of the facility and the related payments are subject to further change based on overall industry conditions and other factors. United Microelectronics Corporation has committed to supply the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

In the first quarter of fiscal 1997, the Company entered into an agreement with Seiko. The agreement provides for a total payments of $300 million to be made to Seiko, of which $200 million is in the form of advance payments and $100 million is in the form of an advance or an alternate form to be negotiated at a later date. Repayment of the advances will be in the form of wafer deliveries, which are expected to begin in the first half of calendar 1998, using dollar denominated pricing. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. See Note 4 of Notes to Consolidated Condensed Financial Statements.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy the Company's cash needs for the foreseeable future. The Company will continue to evaluate opportunities for investments to obtain additional wafer supply capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of businesses, products or technologies that would complement the Company's businesses and may use available cash or other sources of funding for such purposes.


Part  II.    Other  Information

Item  1.     Legal  Proceedings.

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact discovery has been completed in both cases. No trial date has been set. Both cases have been assigned to Judge Spencer Williams. The parties had been ordered to mediation but have been unable to come to a mutually acceptable settlement. On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware (the Delaware suit), alleging that the Company's XC5000 family infringes a certain Altera patent. The Company answered the Delaware suit, denying that the XC5000 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit has now been transferred to the United States District Court for the Northern District of California. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward looking statement. Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, actual results could differ materially.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. The
Company knows of no legal proceedings contemplated by any governmental authority or agency.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on July 30, 1996.

(a)  Election of directors
                               Votes For   Votes Withheld
                               ----------  --------------

     Bernard V. Vonderschmitt  62,471,934         772,285
     Willem P. Roelandts       62,839,510         404,709
     Philip T. Gianos          62,850,725         393,494
     John L. Doyle             62,832,866         411,353


(b) To ratify and approve an amendment to the Company's 1988 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 3,300,000.

      FOR                 AGAINST                 ABSTAIN              NO VOTE
31,643,688               20,911,840               662,164           10,026,527


(c) To ratify and approve an amendment to the Company's 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 460,000 shares.

      FOR                 AGAINST                 ABSTAIN              NO VOTE
49,320,168                3,249,673               647,851           10,026,527


(d) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the year ended March 29, 1997.

      FOR                 AGAINST                 ABSTAIN              NO VOTE
63,089,035                52,037                   103,147                  --


Item  6.                  Exhibits  and  Reports  on  Form  8-K.

(a)         Exhibit 11:       Statement of Computation of Net Income Per Share
            Exhibit 12:       Statement of Computation of Ratio of Earning to
                              Fixed  Charges

(b)Reports  on  Form  8-K  -  None

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    XILINX,  INC.





Date:  November 11, 1996             /s/  Gordon  M.  Steel
                                     -----------------------------------------
                                     Gordon  M.  Steel
                                     Senior  Vice  President  of  Finance  and
                                     Chief  Financial  Officer
                                     (as  principal  accounting  and financial
                                     officer  and  on  behalf  of  Registrant)