Form 10-Q
period 1996-12-31
XILINX INC
filed 1997-02-11
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1996 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


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
                              YES [X]          NO [ ]


Class                              Shares  Outstanding  at December  28,  1996
Common Stock, $.01 par value            73,043,000







                                 XILINX, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (in thousands except per share amounts)

                                               Three Months Ended     Nine Months Ended
                                              Dec. 28,    Dec. 30,    Dec. 28,   Dec. 30,
                                                1996        1995       1996        1995
                                             ----------  ----------  ---------  ----------

Net revenues                                 $ 135,587   $ 144,123   $416,366   $ 411,095

Costs and expenses:
   Cost of revenues                             52,156      51,672    156,139     151,792
   Write-off of discontinued product family          -           -      5,000           -
   Research and development                     17,698      16,228     52,283      47,733
   Marketing, general and administrative        28,830      26,905     87,087      79,142
   Non-recurring charges                             -           -          -      19,366
                                             ----------  ----------  ---------  ----------

       Operating costs and expenses             98,684      94,805    300,509     298,033
                                             ----------  ----------  ---------  ----------

Operating income                                36,903      49,318    115,857     113,062

Interest and other income                        5,353       3,288     15,121       6,546
Interest expense                                (3,407)     (1,913)   (10,320)     (2,076)
                                             ----------  ----------  ---------  ----------

Income before provision for taxes on income     38,849      50,693    120,658     117,532

Provision for taxes on income                   12,626      18,503     40,725      49,968
                                             ----------  ----------  ---------  ----------

Net income                                   $  26,223   $  32,190   $ 79,933   $  67,564
                                             ==========  ==========  =========  ==========

Net income per share                         $    0.33   $    0.41   $   1.01   $    0.86
                                             ==========  ==========  =========  ==========

Weighted average common and common
    equivalent shares used in computing
    per share amounts                           79,791      79,106     79,371      78,732
                                             ==========  ==========  =========  ==========


   (See accompanying Notes to Consolidated Condensed Financial Statements.)



                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                   (in thousands except per share amounts)


                                                              Dec. 28,    March 30,
                                                                1996        1996
                                                             ----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                                $ 155,003   $  110,893
    Short-term investments                                     235,099      267,068
    Accounts receivable, net                                    68,549       79,528
    Inventories                                                 70,181       39,238
    Deferred income taxes and other current assets              35,059       41,979
                                                             ----------  -----------
Total current assets                                           563,891      538,706

Property, plant and equipment, at cost                         150,338      128,283
Accumulated depreciation and amortization                      (61,843)     (45,645)
                                                             ----------  -----------
    Net property, plant and equipment                           88,495       82,638

Restricted investments                                          36,730       36,212
Investment in joint venture                                     35,404       34,316
Advances for wafer purchases                                    60,000            -
Developed technology and other assets                           26,291       29,008
                                                             ----------  -----------
                                                             $ 810,811   $  720,880
                                                             ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued liabilities, income taxes
       payable and current obligations under capital leases  $  71,333   $   65,068
    Deferred income on shipments to distributors                29,347       37,568
                                                             ----------  -----------
Total current liabilities                                      100,680      102,636

Long-term debt                                                 250,000      250,000

Stockholders' equity:
    Preferred stock, $.01 par value                                  -            -
    Common stock, $.01  par value                                  730          719
    Additional paid-in capital                                 112,181      100,020
    Treasury stock                                                (218)           -
    Retained earnings                                          347,438      267,505
                                                             ----------  -----------
                Total stockholders' equity                     460,131      368,244
                                                             ----------  -----------
                                                             $ 810,811   $  720,880
                                                             ==========  ===========


(See accompanying Notes to Consolidated Condensed Financial Statements.)



                                    XILINX, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  Increase (decrease) in cash and cash equivalents
                                   (in thousands)

                                                                                         Nine  Months  Ended
                                                                                         Dec. 28,    Dec. 30,
                                                                                           1996        1995
                                                                                        ----------  ----------
Cash flows from operating activities:
    Net income                                                                          $  79,933   $  67,564
    Adjustments to reconcile net income to net cash
          provided by operating activities:
               Write-off of in-process technology                                               -      19,366
               Depreciation and amortization                                               20,195      15,981
               Undistributed earnings of joint venture                                       (938)          -
               Changes in assets and liabilities net of effects of NeoCAD acquisition:
                       Accounts receivable                                                 10,979     (26,175)
                       Inventories, including the impact of receipts against advances
                            for wafer purchases                                           (21,908)     20,206
                       Deferred income taxes and other                                      1,607      (1,436)
                       Accounts payable, accrued liabilities and income taxes payable       7,044       1,916
                       Deferred income on shipments to distributors                        (8,221)     10,614
                                                                                        ----------  ----------
                              Total adjustments net of effects of NeoCAD acquisition        8,758      40,472
                                                                                        ----------  ----------
                                    Net cash provided by operating activities              88,691     108,036

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                               (209,111)   (268,679)
    Proceeds from sale or maturity of short-term available-for-sale investments           240,650      69,620
    Purchases of restricted held-to-maturity investments                                  (36,097)    (59,929)
    Proceeds from sale or maturity of restricted held-to-maturity investments              36,092      36,384
    Advances for wafer purchases                                                          (60,000)          -
    Acquisition of NeoCAD, net of cash acquired                                                 -     (33,412)
    Property, plant and equipment                                                         (22,300)    (43,155)
                                                                                        ----------  ----------
                                     Net cash used in investing activities                (50,766)   (299,171)

Cash flows from financing activities:
    Net proceeds from issuance of long-term debt                                                -     244,197
    Acquisition of treasury stock                                                         (15,729)          -
    Principal payments on capital lease obligations                                          (779)     (1,168)
    Proceeds from issuance of common stock                                                 22,693      11,700
                                                                                        ----------  ----------
                                     Net cash provided by financing activities              6,185     254,729
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                  44,110      63,594
Cash and cash equivalents at beginning of period                                          110,893      56,703
                                                                                        ----------  ----------

Cash and cash equivalents at end of period                                              $ 155,003   $ 120,297
                                                                                        ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                      $   5,484   $   5,459
    Issuance of treasury stock under employee stock plans                                  15,511       7,369
    Receipts against advances for wafer purchases                                           9,035      23,220

Supplemental disclosures of cash flow information:
    Interest paid                                                                       $  12,561   $     192
    Income taxes paid                                                                      26,416      53,800


(See accompanying Notes to Consolidated Condensed Financial Statements.)


                                 XILINX, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. consolidated financial statements for the year ended March 30, 1996. The balance sheet at March 30, 1996 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present a fair statement of results for the interim periods presented. The results for the nine month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending March 29, 1997.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at December 28, 1996 and March 30, 1996 are as follows:




                                December 28,   March 30,
                                    1996          1996
                                -------------  ----------

               Raw materials    $       4,929  $    5,886
               Work-in-process         50,581      21,927
               Finished goods          14,671      11,425
                                -------------  ----------
                                $      70,181  $   39,238
                                =============  ==========



3. On May 17, 1996, the Company signed an agreement with Seiko Epson Corporation (Seiko), a primary wafer supplier. The agreement provides for total payments to Seiko of $300 million to be used in the construction of a wafer fabrication facility in Japan which will provide access to eight-inch, sub-micron wafers. Of the total payments, $200 million represents an advance payment for future wafer deliveries. In conjunction with the agreement, $30 million installments were paid in May 1996 and November 1996 and additional installments of $30 million are scheduled for May 1, 1997, November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125 million. As a result, the maximum outstanding amount of the advance payment at any time will be $175 million. Repayment of this advance will be in the form of wafer deliveries using U.S. dollar denominated pricing. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. In addition to the advance payments, the Company will provide further funding to Seiko in the amount of $100 million. This additional funding will be paid after the final installment of the $200 million advance, and the form of the additional funding will be negotiated at that time.

4. The Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5 million. This charge primarily related to the write-off of inventories held by Xilinx and its distributors and for termination charges related to purchase commitments to foundry partners for work in process wafers which had not completed the manufacturing process.

5. On September 16, 1996, the Company's Board of Directors authorized a stock repurchase program whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time to time as market and business conditions warrant. The Company plans to use shares repurchased to meet the stock requirements of the Company's Stock Option and Employee Qualified Stock Purchase plans. During the quarter ended December 28, 1996, the Company repurchased 490,000 shares of common stock for $15.7 million, of which 483,000 shares were reissued during the period in response to stock option exercises and stock purchase plan requirements. As of January 31, 1997, an additional 252,500 shares of common stock have been repurchased for $10.3 million.

6. The Company is currently involved in patent litigation with Altera Corporation (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward looking statement based on information presently known to management. Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, actual results could differ materially.




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


RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1997 COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1996

Revenues

Revenues for the third quarter of fiscal 1997 of $135.6 million represented a $8.5 million, or 5.9%, decrease from the corresponding period of fiscal 1996. Revenues for the first nine months of fiscal 1997 were $416.4 million, an increase of 1.3% from the corresponding period of 1996. Revenues for the third quarter of fiscal 1997, as compared to the comparable prior year period, were adversely impacted by the general slowdown in the semiconductor industry, customer efforts to reduce inventory levels, customer programs which have not ramped up as quickly as expected and price reductions in response to a competitive pricing environment. The revenue decrease during the third quarter of fiscal 1997 was primarily attributable to decreases in revenues relating to the non-proprietary members of the XC3000 family, the XC3100 family and the XC4000 family partially offset by increases in revenues relating to the XC5200 family. Relative to the prior year quarter, revenues for the non-proprietary members of the XC3000 family decreased by $9.7 million, or 45.4%, revenues for the XC3100 family decreased by $2.3 million, or 14.8% and revenues for the XC4000 family decreased by $4 million, or 6.3% offset by an $8.5 million increase in revenue for the XC5200 family, up from $2.8 million in the prior year. Revenues from two of the Company's newer product families, the XC4000EX and the XC9500, contributed more than $2 million in revenues during the third quarter of fiscal 1997. Revenues for the Company's first generation FPGA products, which includes the XC2000, XC3000 and XC3100 families, represented 32.5% of aggregate component revenues in the third quarter of fiscal 1997 and decreased 20.3% relative to the results of the comparable quarter of the prior fiscal year. Revenues for the Company's second generation FPGA products, which includes the XC4000, XC4000EX and XC5200 families as well as the recently introduced XC6200 family, represented 54.9% of aggregate component revenues and exceeded the revenues of the comparable quarter of the prior year by 8.6%. The increase in revenues relating to the second generation of products is primarily a function of increasing demand for the functionality, performance and pricing provided by these product families. The other products generation, consisting primarily of the CPLD families, the Hardwire product and serial proms, represented

12.6% of aggregate component revenues in the third quarter of fiscal 1997 and decreased 10.0% relative to the results of the comparable quarter of the prior year. Proprietary products constituted 91.4% of revenues for the third quarter of fiscal 1997, as compared to 85.2% in the comparable quarter last year. Software revenues represented approximately 3% of total revenues for all periods presented.

Independent semiconductor industry analyst projections indicated that the overall semiconductor industry would experience lower growth rates for 1996 than those experienced over the last few years. See "Factors Affecting Future Operating Results" for discussion relating to potential impact of semiconductor industry conditions on the Company's business.

The Company expects total revenues for fiscal 1997 to approximate fiscal 1996 revenues. The Company believes that the conditions that led to slow sequential quarterly revenue growth or declining sequential quarterly revenue growth over the last five fiscal quarters, are still present. The Company also realizes that a prolonged slowdown in the overall semiconductor industry would detrimentally impact Xilinx. Based on current inventory levels and wafer capacity availability, the Company is generally able to deliver products to customers within fairly short lead times. As a result, many of the Company's customers are placing orders for near-term delivery and providing the Company relatively limited visibility to demand for products in the intermediate to long-term range. In this environment, the level of customer orders for a given quarter is difficult to predict. While the Company currently projects the revenue growth rate for the last quarter of fiscal 1997 to be in the low single-digit range, no assurance can be given that this will be the case.

The preceding two paragraphs contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in "Factors Affecting Future Operating Results", "Dependence on New Products" and those described above.

Gross  Margin

Cost of revenues were $52.2 million, or 38.5% of revenues, and $156.1 million, excluding the impact of the $5 million non-recurring write-off relating to the XC8100 product family in the second quarter of fiscal 1997, or 37.5% of revenues, for the third quarter and first nine months of fiscal 1997, respectively. Costs of revenues for the comparable periods of fiscal 1996 were $51.7 million, or 35.9% of revenues, and $151.8 million, or 36.9% of revenues, respectively. The increase in the cost of revenues as a percentage of revenues during the third quarter of fiscal 1997 over the comparable quarter of the prior year was primarily attributable to price reductions and increased inventory reserves relating to an expanded level of inventory partially offset by favorable impact of lower wafer costs (reflecting the strengthened U.S. dollar exchange rate against the yen) and improved yields. The Company was able to partially offset the negative impact of ongoing price reductions for its existing products with increased volumes of newer, proprietary, higher margin products although not to the extent the Company has done so in prior periods. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that the gross margins of up to 65.7% of revenues (achieved during the fourth quarter of fiscal 1996) were neither sustainable nor desirable in the future. Rather, gross margins closer to the historical range of 60% to 62% of revenues, including the 61.5% gross margin realized in the third quarter of fiscal 1997, are considered more appropriate for expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

Research  and  Development

Research and development expenditures were $17.7 million for the third quarter and $52.3 million for the first nine months of fiscal 1997, or 13.1% and 12.6% of revenues respectively, compared to $16.2 million and $47.7 million, or 11.3% and 11.6% of revenues, respectively, in the comparable fiscal 1996 periods. Research and development expenditures for the third quarter of fiscal 1997 increased as a percentage of revenues as a function of the decrease in revenues. Research and development expenses increased in the third quarter of fiscal 1997 over the comparable fiscal 1996 period as a result of increased headcount, increased purchases of engineering wafers and higher depreciation
for  design  software.    The  9.5%  increase  in  research  and  development
expenditures for the first nine months of fiscal 1997 as compared to the comparable fiscal 1996 period resulted primarily from increased headcount, higher engineering wafer purchases, and increased facility and support costs associated with an expanded scope of operations. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Non-recurring  Charges

During the first nine months of fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the acquisition of NeoCAD, Inc.

Marketing,  General  and  Administrative

Marketing, general and administrative expenses were $28.8 million for the third quarter and $87.1 million for the first nine months of fiscal 1997, or 21.3% and 20.9% of revenues, respectively, compared to $26.9 million and $79.1 million, or 18.7% and 19.3% of revenues, respectively, in the comparable fiscal 1996 periods. These expenses have increased in amount primarily as a result of increased headcount as well as increased marketing and sales related costs. Such expenses have increased as a percentage of revenues in the third quarter of fiscal 1997 as compared to the comparable fiscal 1996 period, reflecting the recent decline in revenues. The timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may increase the level of future general and administrative expenses.

Operating  Income

Operating income was $36.9 million, or 27.2% of revenues, and $120.9 million, excluding the impact of the $5 million non-recurring write-off relating to the XC8100 product family in the second quarter of fiscal 1996, or 29% of revenues, for the third quarter of fiscal 1997 and the first nine months of fiscal 1997, respectively. Operating income was $49.3 million, or 34.2% of revenues, and $132.4 million (excluding the impact of the $19.4 million write-off of in-process technology associated with the acquisition of NeoCAD), or 32.2% of revenues, respectively, for the comparable fiscal 1996 periods. Operating income decreased $12.4 million during the third quarter of fiscal 1997 as compared to the comparable period of the prior year. The decrease was primarily attributable to a decrease in revenues achieved in the comparable three month periods. Operating income decreased $11.6 million, excluding the impact of non-recurring write-offs, during the first nine months of fiscal 1997 as compared to the comparable period of the prior year. The decrease was primarily attributable to increased expenses and minimal revenue growth.

Interest  and  other  income,  net

The Company incurs interest expense on the $250 million of 5 1/4% convertible notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments, restricted investments and on the outstanding amount of the advances for wafer purchases. The amount of interest earned is a function of the balance of cash invested as well as the prevailing interest rates. The Company also records 25% of United Silicon Inc.'s net income as joint venture equity income. Net interest and other income was $1.9 million in the third quarter of fiscal 1997 as compared to $1.4 million during the comparable prior year period. The increase is primarily attributable to increased interest income resulting from higher investment portfolio balances and joint venture equity income. The Company's investment portfolio contains tax-advantaged municipal bonds, which generally have pretax yields which are less than the interest rate on the convertible notes. For financial reporting purposes, the Company records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields and future uses of the investment portfolio, levels of net interest income could decrease in the future.

Provision  for  Income  Taxes

The Company recorded a tax provision of $12.6 million (32.5% of income before taxes) for the third quarter of fiscal 1997 and a tax provision of $40.7 million (33.8% of income before taxes) for the first nine months of fiscal 1997 as compared to a tax provision for the third quarter of fiscal 1996 of $18.5 million (36.5% of income before taxes) and a provision for taxes for the first nine months of fiscal 1996 of $50 million (42.5% of income before taxes). The higher tax rate for the first nine months of fiscal 1996 resulted from the non-recurring write-off of in-process technology which is not tax deductible. Excluding the non-recurring write-off of in-process technology, the Company's effective tax rate for the first nine months of fiscal 1996 was 36.5%. The reduced tax rate in fiscal 1997 resulted from legislation reinstating the R&D Tax Credit as well as an increase in foreign operations where tax rates are lower than the U. S. effective tax rate.


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

Many of the Company's operations are centered in an area that has been seismically active. Should there be a major earthquake in this area, the Company's operations may be disrupted resulting in the inability of the Company to ship products in a timely manner, thereby materially adversely affecting the Company's business.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may adversely affect the market price of the Company's Common Stock.

Dependence  Upon  Independent  Manufacturers

The Company does not manufacture the wafers used for its products. In fiscal 1997, most of the Company's wafers have been manufactured by Seiko Epson
Corporation (Seiko) and United Microelectronics Corporation (UMC). The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes and to deliver them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries to date from these suppliers have been acceptable, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments. Any significant delays could have a material adverse effect on the Company's operating results. In addition, the Company's purchases from Seiko are denominated in yen. In fiscal 1997 the US dollar has strengthened against the yen; however, prolonged periods of a weakened US dollar exchange rate against the yen could adversely affect manufacturing costs.

The Company's long-term growth will depend in large part on the Company's ability to obtain increased wafer fabrication capacity from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company's supply of wafers or increase the Company's cost of such wafers, thereby materially adversely affecting the Company's business.

In order to secure additional wafer capacity, the Company from time to time considers a number of alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. Although the Company is currently able to obtain wafers from existing suppliers in a timely manner, the Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in satisfaction of customer delivery dates, as well as the ability of the Company to process products for shipment. The Company's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company's production could materially adversely affect the Company's business. In this regard, the Company has entered into a joint venture, United Silicon Inc., with UMC and other parties to obtain wafer capacity from a new wafer fabrication facility. However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational in a timely manner. In addition, the Company's recent agreement with Seiko was made to obtain additional capacity from a facility currently under construction and expected to provide wafers in volume in calendar 1998. If the Company requires additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company's business could be materially adversely affected.

Dependence  on  New  Products

The Company's future success depends on its ability to develop and introduce on a timely basis new products which compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced process technologies, achievement of acceptable yields and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to the Company's first generation FPGA products are expected to decline in the future as a percentage of aggregate component revenues and the Company will be increasingly dependent on revenues derived from second generation FPGA's and other products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions with higher margins do not occur in a timely manner or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.

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

The Company's major sources of competition are comprised of three elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures and other providers of programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company is currently involved in developing lower cost architectures which are intended to narrow the gap between current custom gate array production costs (in high volumes) and FPGA production costs. To the extent that such efforts are not successful, the Company's business could be materially adversely affected.

The Company competes with providers of high density programmable logic products characterized by FPGA-type architectures on the basis of software capability, product functionality, price, performance and customer service. The Company believes that certain of its patents have been infringed by a competitor and has initiated legal action to protect its intellectual property (see "Litigation").

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

Several companies, both large and small, have introduced products competitive with those of the Company or have announced their intention to enter this market. Some of the Company's competitors may possess innovative technology which could prove superior to Xilinx's technology in some applications. In addition, the Company anticipates potential competition from suppliers of logic products based on new technologies. Many of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. This additional competition could adversely affect the Company Xilinx also faces competition from its licensees. Under a license from the Company, Lucent Technologies is manufacturing and marketing the Company's non-proprietary XC3000 products and is employing that technology to provide additional FPGA products offering higher density. Seiko has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. Advanced Micro Devices is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs and, after March 19, 1997, could also compete directly in this market.

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

Litigation

The  Company is currently engaged in patent litigation with Altera Corporation
(Altera).    See  "Legal  Proceedings"  in  Part  II.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at December 28, 1996 remained strong. Total current assets exceeded total current liabilities by 5.6 times, as compared to
5.2 times at March 30, 1996. Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to support operations, obtain additional wafer supply capacity, make acquisitions and investments in complementary technologies, obtain additional capital equipment and facilities and finance inventory and accounts receivable.

The Company has generated positive cash flow from operations for the first nine months of fiscal 1997. As of December 28, 1996, the Company had cash, cash equivalents and short-term investments of $390.1 million and working capital of $463.2 million as compared to $378 million and $436.1 million, respectively, at March 30, 1996. Cash generated by operations of $88.7 million for the first nine months of fiscal 1997 was $19.3 million lower than the $108 million generated for the first nine months of fiscal 1996. The decrease in cash generated by operations during the first nine months of fiscal 1997 over the comparable fiscal 1996 period resulted primarily from the unfavorable impact of the changes in inventory and deferred income on shipments to distributors offset by the favorable impact of the change in accounts receivable.

Cash flows used for investing activities for the nine months ended December 28, 1996, included $31.5 million of net short-term investment proceeds. Uses of cash included the $60 million advance to Seiko for wafer purchases (see
Note  3  of  Notes  to  Consolidated Condensed Financial Statements) and $22.3
million of property, plant and equipment acquisitions. Property, plant and equipment additions decreased $20.9 million from the comparable fiscal 1996 period. This decrease is primarily due to significantly reduced expenditures relating to the Company's Ireland manufacturing facility which were partially offset by expenditures incurred relating to the Company's facility being constructed in Boulder, Colorado. In the first nine months of fiscal 1996, the Company's investing activities included $33.4 million (net of cash acquired) incurred relating to the acquisition of NeoCAD and $23.5 million of net purchases of restricted investments relating to the Company's Corporate facilities. Additionally, the Company invested the majority of the $244.2 million net proceeds from the issuance of convertible notes in short-term investments.

Cash flows provided by financing activities were $6.2 million in the first nine months of fiscal 1997 and was attributable to $22.7 million in proceeds from the issuance of common stock under employee stock plans offset by acquisitions of treasury stock of $15.7 (see Note 5 of Notes to Consolidated Condensed Financial Statements). For the comparable fiscal 1996 period, financing activities included $244.2 million in net proceeds from the issuance of convertible notes and $11.7 million in proceeds from issuance of common stock under corporate stock plans.

Stockholders' equity increased by $91.9 million, principally as a result of the net income for the nine months ended December 28, 1996, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options, offset by the $15.7 million in Treasury Stock purchased during the period.

The Company has available credit line facilities for up to $47 million of which $7 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At December 28, 1996, no borrowings were outstanding under the lines of credit.

Under the terms of the Company's agreement relating to the United Silicon Inc.
(USI)  joint  venture,  the  Company  expected to invest additional amounts in installments of approximately $68 million and $34 million. The USI joint venture is accounted for by the equity method, as the Company records 25% of USI's net income as joint venture equity income. The Board of Directors of USI recently voted to postpone the wafer fabrication facility construction schedule by approximately six months. As a result, the additional payments are also postponed. The revised timing of construction of the facility and the related payments are subject to further change based on overall industry conditions and other factors. United Microelectronics Corporation has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

In the first quarter of fiscal 1997, the Company entered into a wafer foundry/supply agreement with Seiko. The agreement provides for total payments of $300 million to be made to Seiko, of which $200 million is in the form of advance payments and $100 million is in the form of an advance or an alternate form to be negotiated at a later date. Repayment of the advances will be in the form of wafer deliveries, which are expected to begin in the first half of calendar 1998, using dollar denominated pricing. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. See Note 3 of Notes to Consolidated Condensed Financial Statements.

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

Item  1.          Legal  Proceedings.

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact discovery has been completed in both cases. Both cases have been consolidated and assigned to Judge Spencer Williams. The cases are currently scheduled for trial on September 15, 1997. On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware, alleging that the Company's XC5000 family infringes a certain Altera patent. The Company answered that suit, denying that the XC5000 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the

Company's patents. That suit has now been transferred to the United States District Court for the Northern District of California and is also before Judge Spencer Williams. Management believes that it has meritorious defenses to Altera's claims and is defending them vigorously. The foregoing is a forward looking statement based on information presently known to management. Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, actual results could differ materially.

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




                                    XILINX,  INC.





Date February 10, 1997               /s/  Gordon  M.  Steel
                                     Gordon  M.  Steel
                                     Senior  Vice  President  of  Finance  and
                                     Chief  Financial  Officer
                                     (as  principal  accounting  and financial
                                     officer  and  on  behalf  of  Registrant)