Form 10-K
period 1997-03-29
XILINX INC
filed 1997-06-24
CIK 743988

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark  One)
[ X  ]   Annual  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended March 29, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER   0-18548

                                 XILINX, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                  77-0188631
                     (I.R.S. Employer Identification No.)

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

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                            YES [  X  ]         NO  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.    [  X  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 9, 1997 as reported on the NASDAQ National Market was approximately $3,172,929,753. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 9, 1997, registrant had 73,534,737 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part
III).


                                    PART I
                                    ------


ITEM  1.          BUSINESS

GENERAL

     Xilinx, Inc. (Xilinx or the Company) designs, develops and markets CMOS (complementary metal-oxide-silicon) programmable logic devices and related design software. The Company's programmable logic product lines include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard integrated circuits (ICs) programmed by Xilinx's customers to perform desired logic operations. Xilinx introduced the first FPGA device in 1985, holds patents on certain programmable logic devices (PLD), architecture and technology, and continues to be the leading supplier of programmable logic solutions. Xilinx also markets HardWire Arrays, which are mask-programmed ICs functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the computer, peripheral, telecommunications, networking, industrial control, instrumentation, high-reliability/military and consumer markets.

Competitive pressures require manufacturers of electronic systems to bring increasingly complex products to market rapidly. Customer requirements for improved functionality, performance, reliability and lower cost are often addressed through the use of components that integrate ever larger numbers of logic gates onto a single integrated circuit because such integration often results in faster speed, smaller size, lower power consumption and lower costs. However, while global competition is increasing the demand for more complex products, it is also shortening product life cycles and requiring more frequent product enhancements.

Xilinx provides programmable logic solutions, which combine the high logic density typically, associated with custom gate arrays with the time to market advantages of programmable logic and the availability of a standard product. The Company offers a broad product line of PLDs which serve a wide variety of applications requiring high levels of integration and for which time to market is critical, production volumes are unpredictable and/or frequent design modifications are necessary to adapt a product to new markets. Xilinx CPLDs complement the Company's FPGA products and contribute to the Company's efforts to offer comprehensive programmable logic solutions. With FPGAs, which have the advantages of higher density and lower power consumption, and CPLDs, which are typically faster and have lower densities, the Company's products enable electronic system manufacturers to rapidly bring complex products to market in volume. Xilinx's products have provided effective solutions to a wide range of customer logic requirements.

The Xilinx software strategy is to deliver an integrated design solution for a broad customer base ranging from customers who are not familiar with designing systems using PLDs to the most sophisticated customers accustomed to designing high density, mask-programmed gate arrays. The objective is to deliver strategic software advantages that combine ease of use with design flexibility, effective silicon utilization and competitive performance.

System designers use proprietary Xilinx design software together with industry standard electronic design automation (EDA) tools to design and develop Xilinx programmable logic applications. Designers define the logic functions of the circuit and revise such functions as necessary. Programmable logic can typically be designed and verified in a few days, as opposed to several weeks or months for gate arrays, which are customized devices that are defined during the manufacturing process. Moreover, programmable logic design changes can typically be implemented in as little as a few hours, as compared to several weeks for a custom gate array. In addition, significant savings result from the elimination of non-recurring engineering costs and the reduction of expenses associated with the redesign and testing of custom gate arrays. By reducing the cost and scheduling risks of design iterations, PLDs allow greater designer creativity, including the consideration of design alternatives that often lead to product improvements. Further, since PLDs are standard products and production quantities are more readily available, exposures to obsolete inventory can be significantly reduced.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate its research and development limited partnership. In April 1990, the Company reincorporated in Delaware. The Company's corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124.

PRODUCTS

The timely introduction of new products which address customer requirements and compete effectively on the basis of price and performance is a significant factor in the future success of the Company's business. Delays in developing new products with anticipated technological advances or delays in commencing volume shipments of new products could have an adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance that such products, if introduced, will gain market acceptance or respond effectively to new technological changes or new product introductions by other companies.

     Programmable  Logic  Devices

The Company's FPGA products include the XC2000, XC3000 and XC3100 families, which represent first generation products, as well as the XC4000, XC4000X and XC5000 families, which represent second generation products. The Company's CPLD products include the XC7000 and XC9000 families. The Company's XC4000 product family includes both the XC4000 and XC4000E. The XC4000E family increased performance over previous versions of the XC4000 family through utilization of a new design, a new process technology and new on-chip RAM features. The Company's XC4000X product family includes the XC4000EX, XC4000XL and XC4000XV. The XC4000EX family utilizes the benefits of the XC4000E architecture and provides additional routing resources that are expected to meet the design requirements for ICs with high gate densities. The XC4000X family is expected to offer a powerful solution for the mask-programmed gate array replacement market. The XC4000XL family, which utilizes leading-edge 0.35 micron technology, is an extremely low power device at 3.3 volts due to Xilinx's segmented routing architecture. The Company began shipping XC4000XL samples in the fourth quarter of fiscal 1997. The XC4000XV, which is expected to utilize 0.25 micron technology requiring as little as 2.5 volts, is currently being developed, and the Company expects to begin shipping samples in fiscal 1998. The preceding sentence contains forward-looking statements which are subject to risks and uncertainties including those discussed in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Affecting Future Results." The XC5000 family represents the first FPGA specifically developed as a cost effective, high volume production alternative to gate arrays. The XC9000 family utilizes Flash-based CPLD architecture and offers in-system programmability.

The XC6000 family is designed for reconfigurable processing using in-system programmable devices that can be defined and redefined in real time while the system is operating and are optimal for co-processing or embedded applications.

PLDs are available in a wide variety of plastic and ceramic package types, including pin-grid array, surface mount and quad flat pack configurations. These devices meet the industry standard operating temperature ranges of commercial, industrial and military users.

The Company's HardWire Arrays offer a low cost migration path for high volume applications. Once a programmable logic design is finalized, customers can take advantage of HardWire products, which are mask-programmed during the manufacturing process. The Company's HardWire Arrays offer a complete turn-key conversion solution, which eliminates the engineering and risk burden normally associated with conventional gate arrays. For every Xilinx FPGA family, there is a corresponding HardWire Array.

In order to minimize the printed circuit board area required for external storage of the FPGA configuration program, the Company provides a family of erasable programmable read-only memories (EPROMs). These devices are sold by the Company in conjunction with its FPGAs.

     Design  Software

The Company's XACTstep software combines powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs. XACTstep provides all of the implementation technology required to design with all Xilinx logic devices, including module generation, design optimization and mapping, placement and routing, timing analysis, and program file generation. The latest generation of XACTstep software, which incorporates software technology acquired from NeoCAD, Inc., became available in fiscal 1997 and is designed to satisfy the complete spectrum of FPGA and CPLD customer requirements.

The  Company  offers  two  complementary  design  software  solutions.    The
Foundation Series provides designers with a complete, ready-to-use solution that is easy to learn and use. For those customers that are new to designing with PLDs or want a low cost approach, the Company offers this fully integrated software solution. The Alliance Series is for designers who want maximum flexibility to integrate programmable logic design into their existing EDA environment and methodology. With interfaces to over 50 EDA vendors, this product allows users to select tools with which they are most familiar and therefore shortens their design cycle.

The Company also provides pre-implemented, fully-verified, drop-in LogiCORE modules for commonly used, complex functions such as digital signal processing. Using LogiCORE modules, customers can shorten development time, reduce design risk and obtain superior performance for their designs.

Xilinx's XACTstep design software operates on desktop computer platforms, including personal computers and workstations from IBM, IBM-compatible manufacturers, HP, DEC and Sun Microsystems. Through March 31, 1997, the Company had distributed over 35,500 design systems worldwide.


RESEARCH AND DEVELOPMENT

Xilinx's research and development activities are primarily directed towards the design of new integrated circuits, the development of advanced semiconductor manufacturing processes, the development of new design software and ongoing cost reductions and performance improvements in existing products. The Company's recent research and product development efforts have been directed principally towards its XC4000X, XC5000, and XC6000 families of FPGAs, CPLD products, design software and towards other proprietary new architectures and processes.

Xilinx believes that design software is an important factor in expanding the use of programmable logic devices. The Company's research and development challenge is to continue to develop new products that create solutions for customers. In fiscal 1997, 1996, and 1995, the Company's research and development expenses were $71.1 million, $64.6 million and $45.3 million, respectively. The Company expects that it will continue to spend substantial funds on research and development. The Company believes that technical leadership is essential to its future success and is committed to continuing a significant level of research and development effort.

MARKETING AND SALES

Xilinx sells its products through several channels of distribution: direct sales to manufacturers by independent sales representative firms, sales through domestic distributors, and sales through foreign distributors. Xilinx also utilizes a direct sales management organization, field applications engineers (FAEs) as well as manufacturer's representatives and distributors to reach a broad base of potential customers. The Company's independent representatives generally address larger OEM customers and act as a direct sales force, while distributors serve the balance of the Company's customer base. All channels are supported by the Company's sales and customer support personnel who consult with customers about their plans, ensuring that the right software and devices are selected at the beginning of a project.

In North America, Hamilton-Hallmark, Marshall Industries, and Insight Electronics, Inc. distribute the Company's products nationwide, and Nu Horizons Electronics provides additional regional sales coverage. The Company believes that distributors provide a cost effective means of reaching small and medium-sized customers. Since the Company's PLDs are standard products, they do not present many of the inventory risks to distributors of custom gate arrays, and they simplify the requirements for distributor technical support.

Because the distributors have certain rights of product return and price protection privileges, the Company defers recognition of revenues and related cost of revenues for products sold through domestic distributors until the distributors sell the product.


BACKLOG AND CUSTOMERS

As of March 29, 1997, the Company's backlog of purchase orders scheduled for delivery within the next three months was $84.4 million. Based on the Company's current inventory levels and wafer capacity availability, the
Company's lead times have shortened. As a result, many of the Company's customers are currently placing orders for near-term delivery and providing the Company relatively limited visibility to demand for products further out than three months. Backlog as of March 30, 1996 was $106.4. Orders constituting the Company's current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

No  single end customer accounted for more than 5% of revenues in fiscal 1997,
or  6%  in  1996  and  1995.    See  Note 9 of Notes to Consolidated Financial
Statements  in  Item  8  for  Industry  and  Geographic  Information.

WAFER FABRICATION

In 1997, the majority of wafers for PLDs shipped by the Company were manufactured by Seiko Epson Corporation (Seiko Epson) and United Microelectronics Corporation, (UMC). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by Seiko Epson and UMC are determined by periodic negotiations between the Company and these foundry partners. From time to time, Xilinx may contract with other suppliers to provide leading-edge process technology wafers for the Company's products.

Xilinx's strategy is to focus its resources on creating new integrated circuits and design software and on market development rather than on wafer fabrication. The Company continuously evaluates opportunities to enhance foundry relationships and/or obtain additional capacity. As a result, the Company has entered into recent agreements with UMC and Seiko Epson as discussed below.

The Company, UMC and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc.
(USI). See Notes 4 and 6 of Notes to Consolidated Financial Statements in Item
8. Under the terms of the agreement, the Company invested approximately $34 million in fiscal 1996 and expects to invest additional amounts totaling approximately $102 million, for a 25% equity interest in the venture. As a result of its equity ownership, the Company has rights to purchase a percentage of the facility's wafer production at competitive market prices. During fiscal 1997, the Board of Directors of USI voted to delay the wafer fabrication facility construction schedule. As a result, the additional payments were also delayed and are now expected to be made in fiscal 1998. The revised schedule for construction of the facility and the related payments are subject to further change based on overall semiconductor industry conditions and other factors. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

In  fiscal  1997,  the Company signed an agreement with Seiko Epson, a primary
wafer  supplier.   See Note 6 of Notes to Consolidated Financial Statements in
Item 8. The agreement provides for an advance to Seiko Epson of up to $200 million to be used in the construction in Japan of a wafer fabrication facility, which will provide access to eight-inch, sub-micron wafers. In conjunction with the agreement, $30 million installments were paid in May 1996, November 1996 and May 1997 (subsequent to fiscal 1997), and further $30 million installments are scheduled for November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than
$125  million.    As  a  result, the maximum outstanding amount of the advance payment at any time is $175 million. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of calendar 1998. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry
suppliers.    The  advance  payment provision also provides for interest to be paid to the Company in the form of free wafers. The Company may also provide further funding to Seiko Epson in the amount of $100 million, which, if provided, will be paid after the final installment of the advance, and its terms and conditions will be negotiated at that time.

SORT, ASSEMBLY AND TEST

Wafers purchased by the Company are sorted by the foundry, independent sort subcontractors or by the Company. Sorted wafers are assembled by a subcontractor in facilities in Pacific Rim countries. During the assembly process, the wafers are separated into individual integrated circuits which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at the Company's San Jose or Ireland facilities.


PATENTS AND LICENSES

Through March 29, 1997, the Company held 143 United States patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design. The Company intends to vigorously protect its intellectual property. The Company believes that failure to enforce its patents or to effectively protect its trade secrets could have an adverse effect on the Company's financial condition and results of operations. See Legal Proceedings in Item 3 and Note 10 of Notes to Consolidated Financial Statements in Item 8.

Xilinx has acquired various software licenses that permit the Company to grant object code sublicenses to its customers for certain third party software programs licensed with the Company's design software. In addition, the Company has licensed certain software for internal use in product design.

EMPLOYEES

Xilinx's employee population has grown by 6% during the past year. As of March 29, 1997, Xilinx had 1,277 employees compared to 1,201 at the end of the prior year. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

COMPETITION

The Company's FPGA and CPLD products compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and continuous price erosion. The Company expects significant competition both from existing competitors and from a number of companies that may enter its market.

Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of design software, and the provision of timely customer service and support. The
Company's strategy for expansion in the programmable logic market includes continued price reductions commensurate with the ability to lower the cost of manufacture for established products and continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. However, there can be no assurance that the Company will be successful in achieving these strategies.

The Company's major sources of competition are comprised of three elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures, and other providers of programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and FPGA production costs.

The Company competes with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. In addition, the Company competes with manufacturers of other programmable logic products on the basis of price, power, performance, design and software utility. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected. The Company believes that certain of its patents have been infringed by a competitor and has initiated legal action to protect its intellectual property. See Legal Proceedings in Item 3 and Note 10 of Notes to Consolidated Financial Statements in Item 8.

The benefits of programmable logic have attracted a number of companies to this market, competing primarily on the basis of speed, density or cost. Xilinx recognizes that different applications require different programmable technologies, and the Company is developing multiple architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, Xilinx has developed common design software that supports the full range of integrated circuit products. Xilinx believes that automation and ease of design will be significant competitive factors in the programmable logic market.

Several companies, both large and small, have introduced products competitive with those of the Company or have announced their intention to enter this market. Some of the Company's competitors may possess innovative technology, which could prove superior to Xilinx's technology in some applications. In addition, the Company anticipates potential competition from suppliers of logic products based on new technologies. Some of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. This additional competition could adversely affect the Company's financial condition and results of operations.

Xilinx also faces competition from its licensees. Under a license from the Company, Lucent Technologies is manufacturing and marketing the Company's non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko Epson has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. Advanced Micro Devices is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs and, as of March 1997, can also compete directly in this market.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding each of Xilinx's executive officers is set forth below:




Name                 Age                           Position                           Officer Since

Willem P. Roelandts   52  Chief Executive Officer and President                                1996
R. Scott Brown        56  Senior Vice President, Worldwide Sales                               1985
Richard W. Sevcik     49  Senior Vice President, Software                                      1997
Gordon M. Steel       52  Senior Vice President, Finance and Chief Financial Officer           1987
Robert C. Hinckley    49  Vice President, Strategic Plans and                                  1991
                          Programs, General Counsel, and Secretary
C. Frank Myers        63  Vice President, Operations                                           1985




There is no family relationship between any director or executive officer of the Company.

Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996 he was appointed as Xilinx's President. Previously, he was a 28-year veteran of Hewlett-Packard Company, where he served as a senior vice president and managed the company's Computer Systems Organization from November 1992 through January 1996. In this capacity, he was responsible for all aspects of the computer systems business worldwide, including research and development, manufacturing, marketing, professional services and sales. He also served as vice president and general manager of the Network Systems Group from December 1990 to November 1992.

R. Scott Brown joined the Company in 1985 as Vice President of Sales and was promoted to Senior Vice President, Worldwide Sales in 1995.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President of Software. He was at Hewlett-Packard Company for 10 years where, since 1994, he served as group general manager of the company's Systems Technology Group and oversaw five divisions involved with product development for the Company's servers, workstations, operating systems, microprocessors, networking and security. In 1995 he was named vice president. From 1992 to 1994, he served as group general manager of Computer Systems and Servers and was responsible for four divisions. Prior to that, he was general manager of the Commercial Systems Division, a division that develops, manufactures and markets the company's business computers.

Gordon M. Steel joined the Company in 1987 as Vice President, Finance and Chief Financial Officer and was promoted to Senior Vice President, Finance and Chief Financial Officer in 1995.

Robert C. Hinckley joined the Company in 1991 as Vice President, Strategic Plans and Programs and as the Company's General Counsel. He was appointed Secretary in 1993. He acted as interim Chief Operating Officer from March through August 1994.

C. Frank Myers has been Vice President, Operations since 1988. He joined the Company in 1985 as Vice President of Manufacturing.




ITEM  2.          PROPERTIES

Xilinx's corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site includes adjacent buildings providing 335,000 square feet of available space which are leased through 1999. The Company has entered into lease agreements relating to these facilities which would allow the Company to purchase these facilities on or before the lease expiration dates in December 1999. In addition, the Company has a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland and a 60,000 square foot facility in Boulder, Colorado. The Irish facility is being used to service the Company's customer base outside of North America, while the Boulder facility is the primary location for the Company's software efforts in the areas of research and development, manufacturing and quality control. The Company also maintains domestic sales offices in twenty-two locations which include the metropolitan areas of Atlanta, Boston, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh and San Jose as well as eight international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Tokyo, Taipei, Seoul and Hong Kong.

ITEM  3.          LEGAL  PROCEEDINGS

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery has been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5000 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5000 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the
Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

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

                                    -------
                                    PART II
                                    -------


ITEM  5.          MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                          RELATED STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the Nasdaq National Market under the symbol XLNX. The table below reflects for the periods indicated the high and low closing sales prices per share of the Common Stock, as reported on the Nasdaq National Market. Xilinx has never paid a cash dividend on its Common Stock and intends to continue this policy for the foreseeable future. As of March 29, 1997, there were approximately 650 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by the Company to be over 21,000.

              Fiscal Year 1997    Fiscal Year 1996
                 High    Low       High    Low
                ------  ------    ------  ------
First Quarter   $37.88  $29.88    $33.17  $21.25
Second Quarter   39.75   26.63     53.88   31.67
Third Quarter    44.50   31.63     48.38   24.75
Fourth Quarter   50.88   36.00     45.50   27.88



ITEM  6.       SELECTED FINANCIAL DATA - (in thousands, except per share data)

CONSOLIDATED  STATEMENT  OF  INCOME  DATA:


Years  ended  March  31,                 1997       1996      1995      1994      1993
-------------------------------------  --------   --------  --------  --------  --------
Net revenues                           $568,143   $560,802  $355,130  $256,448  $177,998
Operating income                        159,061*   165,756#   92,048&   65,168    41,586
Income before taxes                     165,758*   170,902#   94,845&   67,436    43,610
Provision for income taxes               55,382     69,448    35,567    26,157    16,379
Net income                              110,376*   101,454#   59,278&   41,279    27,231
Net income per share                   $   1.39*  $   1.28#  $  0.80&  $  0.57  $   0.38
-------------------------------------  --------   --------  --------  --------  --------
Shares used in per share calculations    79,675     78,955    74,109    72,237    70,848
-------------------------------------  --------   --------  --------  --------  --------

*After write-off of discontinued product family of $5 million and $0.04 per share net of tax.
#After non-recurring charge for in-process technology related to the acquisition of NeoCAD of $19,366 and $0.25 per share.
&After non-recurring charge for the write-off of a minority investment of $2,500 and $0.02 per share net of tax.


~ The Company's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions.





CONSOLIDATED BALANCE SHEET DATA:

Years ended March 31,   1997      1996      1995      1994      1993
--------------------  --------  --------  --------  --------  --------
Working capital       $504,302  $436,070  $180,064  $143,103  $101,100
Total assets           847,693   720,880   320,940   226,156   162,899
Long-term debt         250,000   250,000       867     2,195     3,911
Stockholders' equity   490,680   368,244   243,971   172,878   123,299
----------------------------------------------------------------------




ITEM  7.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Such risks and uncertainties are discussed under "Factors Affecting Future Results". Forward looking statements can often be identified by the use of forward looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words.



     Nature of Operations

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets CMOS (complementary metal-oxide-silicon) programmable logic devices and related design software. The Company's programmable logic product lines include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard integrated circuits (ICs) programmed by Xilinx's customers to perform desired logic operations. Xilinx introduced the first FPGA device in 1985, holds patents on certain programmable logic device (PLD) architecture and technology, and continues to be the leading supplier of programmable logic solutions. Xilinx also markets HardWire devices, which are mask-programmed ICs functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the computer, peripheral, telecommunications, networking, industrial control, instrumentation, high-reliability/military and consumer markets. The Company markets its products throughout the world through a direct sales organization, direct sales to manufacturers by independent sales representative firms, sales through licensed domestic distributors and sales through foreign distributors. Xilinx's products have provided effective solutions to a wide range of customer logic requirements.

Results of Operations

The following table sets forth certain operational data both as percentages of annual revenues and as percentage changes from the prior year's results.

                                                                Increase/(Decrease)
                                         Years ended March 31,   from Prior Year
                                         1997     1996    1995    1997    1996
--------------------------------------  -------  ------  ------  -------  -----
Revenues                                 100.0%  100.0%  100.0%     1.3%  57.9%
Cost of revenues                          38.6%*  36.2%   39.0%     7.9%  46.7%

Gross margin                              61.4%*  63.8%   61.0%    (2.4%) 65.1%
Research and development                  12.5%   11.5%   12.8%    10.0%  42.5%

Marketing, general and administrative     20.9%   19.2%   21.6%    10.0%  40.5%

Operating income before
     non-recurring charges                28.0%   33.1%   26.6%   (14.1%) 95.8%

Non-recurring charges                        -     3.5%    0.7%      NM     NM

Operating income                          28.0%   29.6%   25.9%    (4.0%) 80.1%
Interest income and other (net)            1.2%    0.9%    0.8%    30.1%  84.0%

Income before taxes                       29.2%   30.5%   26.7%    (3.0%) 80.2%
Provision for income taxes                 9.8%   12.4%   10.0%   (20.3%) 95.3%

Net income                                19.4%   18.1%   16.7%     8.8%  71.1%
--------------------------------------  -------  ------  ------  -------  -----

* Includes  write-off  of  discontinued  product  family  of  $5  million.




     Revenue

Revenues for fiscal 1997 increased to $568.1 million, representing an increase of 1.3% from $560.8 million for 1996 and 60% from the $355.1 million reported for 1995. The level of revenues in fiscal 1997 was significantly impacted by a semiconductor industry inventory correction which reduced customer demand. The Company's revenue increase in 1997 was primarily attributable to the revenue growth of the XC5200 product family, introduced in fiscal 1996, as well as the growth of the Company's XC4000 product family, offset by decreased revenues derived from the Company's first generation products including the XC2000 family and non-proprietary products in the Company's XC3000 product family, where there is a second source competitor. Revenues from the XC4000 and XC4000X family increased 5.9% between 1996 and 1997 to $264.5 million, and revenues for the XC5200 family increased from $9.1 million in 1996 to $37.5 million in 1997.

Revenue contribution by programmable logic product line reflected a mix between increased customer demand for low cost, medium range density programmable logic devices and the functionality and performance provided by the Company's higher density and higher speed programmable logic devices. Revenues from proprietary products, for which there is no second source competitor, increased from 84.9% of aggregate revenues in 1996 to 91% in 1997. In the fourth quarter of 1997, proprietary products accounted for 93.3% of total revenues as compared to 88.1% for the comparable 1996 quarter. Deriving revenues from proprietary products has been emphasized by the Company as an effective corporate pricing strategy that has as its aim to expand the market for its products by reducing sales prices coincident with and commensurate with reductions in the cost of manufacturing these products. The Company currently intends to continue actively pursuing a strategy of broadening the markets it serves through the enhancement of software design tools, the introduction of architectures offering new functionality, and the reduction of IC prices through continuous advancements in the silicon manufacturing process.

Revenues for the Company's first generation products, which include the XC2000, XC3000 and XC3100 families, represented 33.2% of aggregate component revenues in fiscal 1997, as compared to 40.3% in fiscal 1996. The Company's second generation products, including the XC4000, XC4000X and XC5200 families, represented 54.8% of aggregate component revenues in fiscal 1997, as compared to 47.8% in fiscal 1996. Revenues from other products, which include the CPLD families, HardWire and serial proms, were relatively comparable between 1997 and 1996. During 1997, all second generation product families experienced increases in unit volume. The average selling price for PLDs decreased approximately 6% in 1997 relative to the previous year, although the average selling price of a PLD product family decreased by up to 33% during the year. Individual products within certain families decreased in price as much as 40% during the past year, as prices were reduced in order to expand market share while realizing acceptable returns. Price erosion of this magnitude has been common in the semiconductor industry, as advances in both architecture and manufacturing process technology have permitted continual reductions in cost. The Company relies upon introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable despite the price erosion on mature product lines.

Xilinx's design software is used by the Company's customers to implement designs in the Company's programmable logic devices. Software revenues remained relatively comparable from 1996 to 1997 at $17.1 million as compared to $12.6 million in 1995. Cumulative licenses for proprietary design software distributed to customers through the end of 1997 totaled approximately 35,500 units, as compared to 26,700 and 21,000 units at the end of 1996 and 1995, respectively. Software sales as a percentage of total revenues represented 3% of revenues in 1997 and 1996 and 4% in 1995.

No single end customer accounted for more than 5% of revenues in 1997 or 6% of revenues in 1996 or 1995.

International revenues constituted approximately 36%, 35% and 31% of total revenues for 1997, 1996 and 1995, respectively. International revenues continue to be primarily to customers in Europe and Japan. Revenue growth in these international markets over the past year was 3.3% and 2.7%, respectively. The Company's manufacturing facility in Dublin, Ireland, continues to increase production levels and has enhanced the Company's ability to meet the needs of its international customers. The Company believes that international revenues will continue to grow at a faster rate in the future than domestic sales, and projects that such revenues will eventually comprise 50% of the worldwide total. However, there can be no assurances that international revenues will reach this level in the future. Sales to Pacific Rim, Middle East and other regions outside North America, Europe and Japan represented approximately 4% of revenues in 1997, 1996 and 1995.

The Company believes that the semiconductor industry inventory correction has ended, as the Company experienced sequential quarterly increases in orders and revenues during the last two quarters of fiscal 1997.

     Gross  Margin

Gross  margin  as  a  percentage of revenues was 62.3% for 1997, excluding the impact of a $5 million write-off of the XC8100 product family of one-time programmable antifuse devices (see below). Gross margins in 1996 and 1995 were 63.8% and 61%, respectively. The increase in the cost of revenues as a percentage of revenues in 1997 was primarily attributable to selling price reductions and increased inventory reserves relating to an expanded level of inventory, partially offset by the favorable impact of lower wafer costs, reflecting reduced prices from wafer suppliers and the impact of the strengthened U.S. dollar exchange rate against the yen, and improved yields. Over the past three years, Xilinx has also been able to offset much of the erosion in gross margin percentages on more mature integrated circuits with increased volumes of newer, proprietary, higher margin products, although no assurance can be given that the Company will do so in the future. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that future gross margin objectives in the range of 60% to 62% of revenues are more consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

During fiscal 1997, the Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5 million. This charge primarily related to the write-off of inventory and for termination charges related to purchase commitments to foundry partners for work-in-process wafers which had not completed the manufacturing process.

     Research  and  Development

The Company has increased the amount spent on research and development each year in its thirteen year history. Research and development expenses in 1997 exceeded those of the prior year by 10% and those of 1995 by 56.8%. Research and development expenses as a percentage of revenue increased from 11.5% in 1996 to 12.5% in 1997, and was impacted by the level of revenues experienced in 1997. The increase in research and development expenses is primarily attributable to increased headcount and labor expenses, increased purchases of engineering wafers and increased facility and support costs associated with an expanded scope of operations. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace. Through March 31, 1997, the Company has received 143 U.S. patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design. As of March 31, 1997, research and development personnel were split approximately 40% for software development and 60% for IC design and process development. Xilinx has not capitalized any of the costs associated with its software development.

     Marketing,  General  and  Administrative

Marketing, general and administrative costs represented 20.9%, 19.2% and 21.6% of revenues in 1997, 1996, and 1995, respectively. The increase in costs as a percentage of revenue in 1997 over 1996 is a reflection of the level of revenues experienced in 1997. Sales and support expenses have increased each year due to increased personnel and labor costs and increased commissions due to changes in the revenue channel mix. The Company has twenty-two sales offices located throughout the United States and Canada, including the metropolitan areas of San Jose, Los Angeles, Denver, Dallas, Chicago,
Minneapolis, Atlanta, Raleigh, Philadelphia and Boston as well as eight international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Tokyo, Taipei, Seoul and Hong Kong. There was a 10% increase in marketing, general and administrative expenses during 1997, as compared to 1996. This was primarily attributable to increases in headcount and employee expenses, partially offset by reduced discretionary spending. The Company remains committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of general and administrative expenses in the future.

     Non-recurring  Charges

During fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the acquisition of NeoCAD, Inc. See Note 3 of Notes to Consolidated Financial Statements. During 1995, the Company incurred a $2.5 million write-off of a minority investment in Star Semiconductor Corporation.

     Operating  Income

Operating income of $159.1 million decreased from the prior year's $165.8 million but increased from 1995's $92 million. Operating income in 1997 was $164.1 million before consideration of the write-off of the XC8100 product family. Operating income as a percentage of revenues was 28%, 29.6% and 25.9% in 1997, 1996 and 1995, respectively. Before consideration of non-recurring charges and write-offs, operating income as a percentage of revenues was 28.9%, 33.1% and 26.6% in 1997, 1996 and 1995, respectively. The decrease in 1997 from 1996 is primarily a result of the 1.3% revenue growth in 1997 in comparison to 10% increases year to year in research and development spending and marketing, general and administrative spending. Operating income as a percentage of revenues could be adversely impacted in future years by the factors noted herein.

     Interest,  Net

The Company incurs interest expense on the $250 million of 5 1/4% convertible subordinated notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments and restricted investments. The amount of interest earned is a function of the balance of cash invested as well as prevailing interest rates. The Company also records 25% of the net income of United Silicon Inc. (USI) , a wafer fabrication joint venture in which the Company participates, as joint venture equity income. To date, USI's net income has resulted primarily from interest earned on its investment portfolio. Net interest and other income for 1997 increased by $1.6 million over 1996. In 1997, the increased interest and other income is primarily attributable to higher investment portfolio balances and joint venture equity income. The Company expects that the USI joint venture will begin to ramp up operations over the next year, and that the Company may incur joint venture equity losses during the start-up phase. The Company's investment portfolio contains tax-advantaged municipal securities which have pretax yields which are less than the interest rate on the convertible subordinated notes. For financial reporting purposes, the Company effectively records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields, future uses of the investment portfolio and operating results for USI, levels of net interest and other income could decrease in the future.

     Provision  for  Income  Taxes

Xilinx's effective tax rate was 33.4% for 1997 as compared to 40.6% and 37.5% for 1996 and 1995, respectively. The tax rate for fiscal 1997 was favorably impacted by legislation reinstating the R&D Tax Credit as well as increased profits in foreign operations where the tax rate is lower than the U.S. rate. Excluding the write-off of in-process technology, in fiscal 1996 the Company's effective tax rate was 36.5%.

     Inflation

To date, the effects of inflation upon the Company's financial results have not been significant.

FACTORS  AFFECTING  FUTURE  RESULTS

     Dependence  Upon  Independent  Manufacturers  and  Subcontractors

The Company does not manufacture the wafers used for its products. In 1997, most of the Company's wafers were manufactured by Seiko Epson Corporation (Seiko Epson) and United Microelectronics Corporation (UMC). The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced process technologies. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers/subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have an adverse effect on the Company's financial condition and results of operations.

The Company's long-term growth will depend in large part on the Company's ability to obtain increased wafer fabrication capacity from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company's supply of wafers or increase the Company's cost of such wafers, thereby materially adversely affecting the Company's financial condition and results of operations.

In order to secure additional wafer capacity, the Company from time to time considers alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers to secure production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. Although the Company is currently able to obtain wafers from existing suppliers in a timely manner, the Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in satisfaction of customer delivery dates, as well as the ability of the Company to process products for shipment. The Company's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company's production could result in a material adverse impact on the Company's financial condition and results of operations. In this regard, the Company has entered into the USI joint venture with UMC and other parties to obtain wafer capacity from a new wafer fabrication facility. See Notes 4 and 6 of Notes to Consolidated Financial Statements and the 'Commitments' discussion within "Financial Condition, Liquidity and Capital Resources." However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational and/or cost effective in a timely manner. In addition, the Company has entered into an agreement with Seiko Epson to obtain additional capacity from a facility currently under construction and expected to provide wafers in calendar 1998. See Note 6 of Notes to Consolidated Financial Statements in Item 8 and the 'Commitments' discussion within "Financial Condition, Liquidity and Capital Resources," in Item 7. If the Company requires additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company's financial condition and results of operations could be materially adversely affected.

     Impact  of  Currency

The Company's purchases of the processed silicon wafers used in its integrated circuits from Japanese foundries have been denominated in yen. To reduce the Company's exposure for yen denominated liabilities, the Company's sales into Japan are denominated in yen. In the past, the Company has periodically limited its net exposure to fluctuations in the yen-to-US dollar exchange rates through the use of forward exchange or option contracts. Based on existing agreements with wafer suppliers, which should result in decreased yen denominated wafer receipts in the future, the Company believes that its net exposure relating to fluctuations in the yen-to-US dollar exchange rate could decline, although there can be no assurance that this will be the case. As a result, the Company may need to adjust its future hedging strategy. In addition, the Company has entered into foreign exchange forward contracts to minimize the impact of future exchange fluctuations relating to the New Taiwan dollar USI joint venture investment.

     Litigation

The Company is currently involved in patent litigation with Altera Corporation (see Note 10 of Notes to Consolidated Financial Statements and Item 3, Legal Proceedings). The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to the claims asserted against it and is defending them vigorously. The foregoing is a forward looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

     Other  Factors  Affecting  Operating  Results

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture in a timely manner sufficient quantities of a given product, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers'
demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely impact the Company's financial condition and results of operations. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are a much less reliable predictor of the future than is the case in many older, more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

The  Company's  future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced process technologies, achievement of acceptable yields, availability of supporting design software and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to the Company's first generation FPGA products are expected to continue to decline in the future as a percentage of aggregate component revenues, and the Company will be increasingly dependent on revenues derived from second generation FPGAs and future generation products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be adversely affected.

The Company's FPGA and CPLD products compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and continuous price erosion. The Company expects significantly increased competition both from existing competitors and from a number of companies that may enter its market.

Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of design software, and the ability to provide timely customer service and support. The Company's strategy for expansion in the programmable logic market includes continued price reductions commensurate with the ability to lower the cost of manufacture for established products and continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading edge density applications. However, there can be no assurance that the Company will be successful in achieving these strategies.

The Company's major sources of competition are comprised of three elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures and other providers of programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and FPGA production costs. The Company competes with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. In addition, the Company competes with manufacturers of other programmable logic products on the basis of price, performance, design and software utility. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected.

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, have asserted exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially, adversely affect the Company's financial condition and results of operations.

The Company's future success depends in large part on the continued service of its key technical, sales, marketing and management personnel and on its ability to continue to attract and retain qualified employees. Particularly important are those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material, adverse effect on the Company's financial condition and results of operations.

Sales outside of the United States carry a number of inherent risks, including risks of currency exchange fluctuations, government regulation of exports, tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States and generally longer receivable collection periods. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of the Company's products in the future or what, if any, effect such actions would have on the Company's financial condition and results of operations.

In order to expand international sales and service, the Company will need to maintain and expand existing foreign operations or establish new foreign operations. This entails hiring additional personnel and maintaining or expanding existing relationships with international distributors and sales representatives. This will require significant management attention and financial resources and could adversely affect the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in its maintenance or expansion of existing foreign operations, in its establishment of new foreign operations or in its efforts to maintain or expand its relationships with international distributors or sales representatives.

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

Many of the Company's operations are centered in an area of California that has been seismically active. Should there be a major earthquake in this area, the Company's operations may be disrupted resulting in the inability of the Company to ship products in a timely manner, thereby materially adversely affecting the Company's financial condition and results of operations.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations which may adversely affect the market price of the Company's common stock.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at March 31, 1997 remained strong. Total current assets exceeded total current liabilities by 6.2 times, compared to
5.2 times at March 31, 1996. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

Total assets have grown from $720.9 million in 1996 to $847.7 million in 1997. The percentage changes of selected balance sheet items from March 1996 to March 1997 are shown below:


                                % Change from
Description                      1996 to 1997
------------------------------  --------------
Cash, cash equivalents and
        short-term investments           12.7%

Receivables                             (9.2%)

Inventories                              58.9%

Total current assets                     11.7%

Total assets                             17.6%

Total current liabilities               (5.2%)

Stockholder's equity                     33.2%
------------------------------  --------------




     Cash,  Cash  Equivalents  and  Short-term  Investments

Xilinx's cash, cash equivalents and short-term investments increased by $47.9 million in 1997 to $425.8 million. The Company generated cash flow of approximately $140 million from operating activities in 1997, offset by $30.3 million of cash used for investing activities, including the net proceeds from maturity of investments, investments in property, plant and equipment and advances for wafer purchases. In addition, the Company used $4.7 million for financing activities, of which $32 million was used to acquire Treasury Stock offset by $28.3 million in proceeds from sales of common stock under employee option and stock purchase plans. At March 31, 1997, cash, cash equivalents and short-term investments represented 50.2% of total assets.

     Receivables

Receivables decreased 9.2% from $79.5 million at the end of 1996 to $72.2 million at the end of 1997. The decrease is primarily due to relatively even product shipments throughout the fourth quarter of 1997. Days sales outstanding  decreased  from  48  days  in  1996  to  43  days  in  1997.

     Inventories

Inventories increased 58.9% from $39.2 million at March 1996 to $62.4 million at March 1997. Inventory levels at March 31, 1997 represent 96 days of inventory, which is higher than the Company's objective of 70 to 90 days, compared to 69 days at March 31, 1996. The semiconductor industry inventory correction contributed to the increase in inventory, as the Company's customers focused on reducing their existing inventory levels. Additionally, inventory levels were impacted by improved yields and planned build of inventory to support the introduction of new product families. The Company seeks to balance two contradictory objectives with regard to inventory management. On the one hand, the Company believes that its standard, off-the-shelf products should be available for prompt shipment to customers. Accordingly, it attempts to maintain sufficient levels of inventory in various product, package and speed configurations to meet estimates of customer demand. At the same time, the Company also wishes to minimize the handling costs associated with maintaining higher inventory levels and to realize fully the opportunities for cost reductions associated with manufacturing process advancements. The Company continually strives to balance these two objectives so as to provide excellent customer response at a competitive cost.

     Advances  for  wafer  purchases

See  discussion  under  'Commitments',  below.

     Property,  Plant  and  Equipment

During 1997, Xilinx invested $26.8 million in property and equipment, as compared to $60.5 million in 1996. During 1997, the Company completed construction of an $8.5 million facility in Boulder, Colorado and continues to invest in software development tools and semiconductor design, test and manufacturing equipment in each of its manufacturing locations. As the Company's $32.3 million Ireland manufacturing facility was completed in fiscal 1996, capital expenditures in fiscal 1997 were significantly lower than in the prior year.

     Current  Liabilities

Current liabilities decreased by 5.2% to $97.3 million at the end of 1997. The decrease was primarily attributable to a decrease in trade payables due to the timing of payments near year end.

     Line  of  Credit

The Company has credit line facilities for up to $46.2 million (see Note 5 of Notes to Consolidated Financial Statements), of which $6.2 million is intended to meet occasional working capital requirements for the Company's Ireland manufacturing facility. At March 31, 1997 and 1996, no borrowings were outstanding under the lines of credit.

     Long-term  Debt

In  November 1995, the Company issued $250 million in convertible subordinated
notes.    See  Note  5  of  Notes  to  Consolidated  Financial  Statements.

     Stockholders'  Equity

Stockholders' equity grew by 33.2% in 1997 to $490.7 million. The increase of $122.4 million was primarily attributable to $110.4 million in net income and $45.1 million related to the issuance of common stock in accordance with the Company's stock plans and the tax benefit from stock options, offset by the $32 million used to acquire 877,500 shares of Treasury Stock. Stockholders' equity as a percentage of total assets was 57.9% for 1997 and 51.1% for 1996.

     Commitments

The Company entered into a series of agreements with UMC pursuant to which the Company, UMC and other parties formed the USI joint venture for the purpose of building and managing an advanced semiconductor manufacturing facility in Taiwan. See Notes 4 and 6 of Notes to Consolidated Financial Statements. Under the terms of the agreement, the Company invested approximately $34 million in fiscal 1996 and expects to invest additional amounts totaling approximately $102 million, for a 25% equity interest in the venture. As a result of its equity ownership, the Company has rights to purchase a percentage of the facility's wafer production at current market prices. During fiscal 1997, the Board of Directors of USI voted to delay the wafer fabrication facility construction schedule. As a result, the additional payments were also delayed and are now expected to be made in fiscal 1998. The revised schedule for construction of the facility and the related payments are subject to further change based on overall semiconductor industry conditions and other factors. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

In fiscal 1997, the Company signed an agreement with Seiko Epson, a primary wafer supplier. See Note 6 of Notes to Consolidated Financial Statements. The agreement provides for an advance to Seiko Epson of up to $200 million to be used in the construction of a wafer fabrication facility in Japan, which will provide access to eight-inch sub-micron wafers. In conjunction with the agreement, $30 million installments were paid in May 1996, November 1996 and May 1997 (subsequent to fiscal 1997), and further $30 million installments are scheduled for November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125 million. As a result, the maximum outstanding amount of the advance payment at any time is $175 million. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of calendar 1998. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. In addition to the advance payments, the Company may also provide further funding to Seiko Epson in the amount of $100 million. This additional funding would be paid after the final installment of the advance and the form of the additional funding will be negotiated at that time.

     Employees

During 1997, Xilinx experienced a 6% increase in the number of employees. The Company had 1,277 employees at the end of 1997 as compared to 1,201 at the end of the prior year.


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

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

CONSOLIDATED  STATEMENTS  OF  INCOME
In  thousands  except  per  share  amounts


Years  ended  March  31,                             1997       1996       1995
-------------------------------------------------  ---------  ---------  ---------
Net revenues                                       $568,143   $560,802   $355,130
Costs and expenses:
      Cost of revenues                              214,337    203,192    138,492
      Write-off of discontinued product family        5,000          -          -
      Research and development                       71,075     64,600     45,318
      Marketing, general and administrative         118,670    107,888     76,772
      Non-recurring charges                               -     19,366      2,500
-------------------------------------------------  ---------  ---------  ---------
          Total costs and expenses                  409,082    395,046    263,082
-------------------------------------------------  ---------  ---------  ---------
Operating income                                    159,061    165,756     92,048
Interest income and other                            21,258     10,791     13,083
Interest expense                                    (14,561)    (5,645)   (10,286)
-------------------------------------------------  ---------  ---------  ---------
Income before provision for taxes on income         165,758    170,902     94,845
Provision for taxes on income                        55,382     69,448     35,567
-------------------------------------------------  ---------  ---------  ---------
Net income                                         $110,376   $101,454   $ 59,278
=================================================  =========  =========  =========
Net income per share                               $   1.39   $   1.28   $    .80
=================================================  =========  =========  =========
Weighted average common and common equivalent
      shares used in computing  per share amounts    79,675     78,955     74,109
=================================================  =========  =========  =========

See  accompanying  notes.


CONSOLIDATED  BALANCE  SHEETS
In  thousands  except  per  share  amounts

                                                                                    March 31,
                                                                                  1997     1996
                                                                                  ----     ----
ASSETS
Current  assets:
     Cash and cash equivalents                                                 $215,903   $110,893
     Short-term investments                                                     209,944    267,068
     Accounts receivable, net of allowance for doubtful accounts and
         customer returns of $5,734 and $5,199 in 1997 and 1996, respectively    72,248     79,528
     Inventories                                                                 62,367     39,238
     Deferred income taxes                                                       36,420     28,146
     Advances for wafer purchases                                                     -      9,034
     Other current assets                                                         4,673      4,799
-----------------------------------------------------------------------------  ---------  ---------
         Total current assets                                                   601,555    538,706
-----------------------------------------------------------------------------  ---------  ---------
Property, plant and equipment at cost:
     Land                                                                         3,111      2,426
     Building                                                                    26,840     18,029
     Machinery and equipment                                                    114,525     95,463
     Furniture and fixtures                                                       9,967      7,457
     Construction in progress                                                         -      4,908
-----------------------------------------------------------------------------  ---------  ---------
                                                                                154,443    128,283
     Accumulated depreciation and amortization                                  (67,863)   (45,645)
-----------------------------------------------------------------------------  ---------  ---------
Net property, plant and equipment                                                86,580     82,638
Restricted investments                                                           36,257     36,212
Investment in joint venture                                                      35,286     34,316
Advances for wafer purchases                                                     60,000          -
Other assets                                                                     28,015     29,008
-----------------------------------------------------------------------------  ---------  ---------
                                                                               $847,693   $720,880
                                                                               =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $ 16,758   $ 30,673
     Accrued payroll and payroll related liabilities                             13,769      9,526
     Interest payable                                                             5,364      5,012
     Income tax payable                                                          10,858      5,175
     Deferred income on shipments to distributors                                36,355     37,568
     Other accrued liabilities                                                   14,149     14,682
-----------------------------------------------------------------------------  ---------  ---------
         Total current liabilities                                               97,253    102,636
-----------------------------------------------------------------------------  ---------  ---------
Long-term debt                                                                  250,000    250,000
Deferred tax liabilities:                                                         9,760          -
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.01 par value; 2,000 shares authorized;
          none issued and outstanding                                                 -          -
     Common Stock, $.01 par value; 200,000 shares authorized; 73,383 and
          71,933  shares issued; 73,342 and 71,933 shares outstanding at
          March 31, 1997 and 1996, respectively                                     733        719
     Additional paid-in capital                                                 114,447     99,588
     Retained earnings                                                          377,881    267,505
     Unrealized gain on available-for-sale securities, net of tax                    83        432
     Treasury Stock, at cost                                                     (1,847)         -
     Cumulative translation adjustment                                             (617)         -
-----------------------------------------------------------------------------  ---------  ---------
         Total stockholders' equity                                             490,680    368,244
-----------------------------------------------------------------------------  ---------  ---------
                                                                               $847,693   $720,880
                                                                               =========  =========

See  accompanying  notes


CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
In  thousands

                                                                                   Years  ended  March  31,
                                                                                 1997       1996        1995
                                                                                 ----       ----        ----
Increase  (decrease)  in  Cash  and  Cash  Equivalents
Cash  flows  from  operating  activities:
Net income                                                                    $110,376    $101,454     $59,278
Adjustments  to  reconcile  net  income  to  net  cash  provided by  operating  activities:
     Write-off of in-process technology                                           -         19,366           -
     Depreciation and amortization                                              27,997      22,464      12,241
     Undistributed earnings of joint venture                                    (1,336)          -           -
     Changes in assets and liabilities net of effects of
               NeoCAD acquisition:
          Accounts receivable                                                    7,280     (34,777)     (7,959)
          Inventories, including the impact of receipts against
               advances for wafer purchases                                    (14,095)     19,375       1,011
          Deferred income taxes and other                                       14,134        (783)     (1,685)
          Accounts payable, accrued liabilities and income taxes payable        (3,193)      7,408      21,959
          Deferred income on shipments to distributors                          (1,213)     15,755       3,153
---------------------------------------------------------------------------  ----------  ----------  ----------
     Total adjustments net of effects of NeoCAD acquisition                     29,574      48,808      28,720
---------------------------------------------------------------------------  ----------  ----------  ----------
Net cash provided by operating activities                                      139,950     150,262      87,998
---------------------------------------------------------------------------  ----------  ----------  ----------
Cash flows from investing activities:
Purchases of short-term available-for-sale investments                        (247,022)   (292,013)    (75,590)
Proceeds from sale or maturity of short-term available-for-sale investments    303,604      92,333      77,193
Purchases of held-to-maturity investments                                      (72,227)    (96,141)   (362,625)
Proceeds from maturity of held-to-maturity investments                          72,189      72,555     350,000
Advances for wafer purchases                                                   (60,000)          -     (42,000)
Acquisition of NeoCAD, net of cash acquired                                          -     (33,412)          -
Acquisition of property, plant and equipment                                   (26,803)    (60,506)    (26,227)
Investment in joint venture                                                          -     (34,316)          -
Other                                                                                -      (1,235)     (6,647)
---------------------------------------------------------------------------  ----------  ----------  ----------
Net cash used in investing activities                                          (30,259)   (352,735)    (85,896)
---------------------------------------------------------------------------  ----------  ----------  ----------
Cash flows from financing activities:
Net proceeds from issuance of long-term debt                                         -     243,901           -
Acquisition of Treasury Stock                                                  (32,028)          -           -
Principal payments on capital lease obligations                                   (977)     (1,389)     (1,421)
Proceeds from issuance of common stock                                          28,324      14,151       8,688
---------------------------------------------------------------------------  ----------  ----------  ----------
Net cash (used)/provided by financing activities                                (4,681)    256,663       7,267
---------------------------------------------------------------------------  ----------  ----------  ----------
Net increase in cash and cash equivalents                                      105,010      54,190       9,369
Cash and cash equivalents at beginning  of period                              110,893      56,703      47,334
---------------------------------------------------------------------------  ----------  ----------  ----------
Cash and cash equivalents at end of period                                   $ 215,903   $ 110,893   $  56,703
===========================================================================  ==========  ==========  ==========
Schedule of non-cash transactions:
Tax benefit from stock options                                               $  16,730   $   7,907   $   3,456
Issuance of Treasury Stock under employee stock plans                           30,181       8,223       9,195
Receipts against advances for wafer purchases                                    9,034      32,966           -
Supplemental disclosures of cash flow information:
Interest paid                                                                   13,309         201      10,286
Income taxes paid                                                            $  34,426   $  74,688   $  34,730
===========================================================================  ==========  ==========  ==========

See  accompanying  notes.



CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
In  thousands



                                                                         Unrealized
Three years ended March 31, 1997                                         Gain/(Loss)
                                    Common Stock   Additional           On Available            Cumulative     Total
                                    Outstanding     Paid-in   Retained    For Sale   Treasury  Translation Stockholder's
                                  Shares   Amount   Capital   Earnings   Securities    Stock    Adjustment     Equity
BALANCE AT MARCH 31, 1994          71,658  $ 717  $ 82,806   $ 106,773        $ -   $ (17,418)       $ -     $ 172,878
Reissuance of Treasury Stock
 under employee stock plans            -       -      (507)          -          -       9,195          -         8,688
Tax benefit from exercise
 of stock options                      -       -     3,456           -          -           -          -         3,456
Unrealized loss on available-
 for-sale securities, net of tax       -       -         -           -       (329)          -          -          (329)
Net income                             -       -         -      59,278          -           -          -        59,278
--------------------------------  -------  -----  --------  ----------  ----------  ---------   --------     ----------
BALANCE AT MARCH 31, 1995          71,658    717    85,755     166,051       (329)     (8,223)         -       243,971
Issuance of common shares
  under employee stock plans          275      2     2,070           -          -           -          -         2,072
Reissuance of Treasury Stock
  under employee stock plans            -      -     3,856           -          -       8,223          -        12,079
Tax benefit from exercise of
  stock options                         -      -     7,907           -          -           -          -         7,907
Unrealized loss on available-
 for-sale securities, net of tax        -      -         -           -        761           -          -           761
Net income                              -      -         -     101,454          -           -          -       101,454
--------------------------------  -------  -----  --------  ----------  ---------  ----------   --------     ----------
BALANCE AT MARCH 31, 1996          71,933    719    99,588     267,505        432           -          -       368,244
Issuance of common shares
  under employee stock plans        1,409     14    28,310           -          -           -          -        28,324
Acquisition of Treasury Stock           -      -         -           -          -     (32,028)         -       (32,028)
Reissuance of Treasury Stock
  under employee stock plans            -      -   (30,181)          -          -      30,181          -             -
Tax benefit from exercise
  of stock options                      -      -    16,730           -          -           -          -        16,730
Unrealized loss on available-
 for-sale securities, net of tax        -      -         -           -       (349)          -          -          (349)
Cumulative translation
 adjustment                             -      -         -           -          -           -       (617)         (617)
Net income                              -      -         -     110,376          -           -          -       110,376
-------------------------------  --------  -----  --------  ----------  ---------  -----------   --------    ----------
BALANCE AT MARCH 31, 1997          73,342  $ 733  $114,447   $ 377,881       $ 83    $ (1,847)    $ (617)    $ 490,680
===============================  ========  =====  ========  ==========  =========  ===========   ========    ==========

See  accompanying  notes.




NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1. NATURE OF OPERATIONS

     Xilinx designs, develops and markets programmable logic semiconductor devices and related design software. The Company's programmable logic product lines include field programmable gate arrays and complex programmable logic devices. The wafers used to manufacture the Company's products are obtained from independent wafer manufacturers, located primarily in Japan and Taiwan. The Company is dependent upon these manufacturers to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing facilities in the United States and Ireland and sales offices throughout the world. The
Company's  products  are  sold  to  customers  in  the  computer,  peripheral, telecommunications, networking, industrial control, instrumentation, high reliability/military and consumer markets. The Company derives more than one-third of its revenues from international sales, primarily in Europe and Japan.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CONCENTRATIONS OF RISK

     Basis  of  presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal years 1997, 1996 and 1995 each consisted of 52 weeks.

     Cash  equivalents  and  investments

Cash and cash equivalents consists of cash on deposit with banks, tax-advantaged municipal bonds, and investments in money market instruments with insignificant interest rate risk and original maturities at date of
acquisition  of  90  days  or  less.    Short-term  investments  consist  of
tax-advantaged municipal bonds and corporate bonds with maturities greater than 90 days but less than one year. Restricted investments consist of U.S. Treasury Securities held as collateral relating to leases for the Company's facilities. See Note 6 of Notes to Consolidated Financial Statements. The Company maintains its cash, cash equivalents and short-term investments in several financial instruments with various banks and investment banking institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.
     Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Securities not classified as held to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 1997 and 1996:




(in thousands)        1997     1996
-----------------  -------  -------
Raw materials      $ 4,477  $ 5,886
Work-in-progress    43,553   21,927
Finished goods      14,337   11,425
-----------------  -------  -------
                   $62,367  $39,238
                   -------  -------



    Advances for Wafer Purchases

During fiscal 1995, the Company advanced $42 million to Seiko Epson Corporation (Seiko Epson), a primary wafer supplier. Repayment of this amount was in the form of wafer deliveries and was completed during fiscal 1997. In fiscal 1997, the Company signed an additional agreement with Seiko Epson. See
Note  6  of  Notes  to  Consolidated  Financial  Statements.

     Property,  Plant  and  Equipment

Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings.

     Revenue  Recognition

Net revenues are stated net of discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, the Company defers the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold product until the product is sold by the distributor.

     Foreign  currency  translation

The US dollar is the functional currency for the Company's Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into US dollars, and the resulting gains or losses are included in net income. The functional currency is the local currency for each of the Company's other foreign subsidiaries. Assets and liabilities are translated at month-end exchange rates, and statements of income are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity. Prior to fiscal 1997, translation adjustments were not material and therefore were not disclosed as a separate component of stockholders' equity.

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

     Net  income  per  share

Net  income  per  common  and  common  equivalent  share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method). Fully diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding, plus other dilutive shares which are not common equivalent shares. The effect of the convertible subordinated notes was antidilutive in the calculation of fully diluted earnings per share for the periods presented. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt during the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of "basic" net income per share, which will exclude the dilutive effect of stock options. The calculation of basic net income per share for fiscal years 1997, 1996 and 1995 results in net income per share of $1.52, $1.43 and $.85, respectively. A calculation of "diluted" net income per share will also be required. However, this calculation is not expected to differ materially from the actual net income per share amounts reported for the years presented.

     Concentrations  of  credit  risk

The Company believes that the concentration of credit risk in its trade receivables with respect to the high-technology industry is substantially mitigated by the Company's credit evaluation process, relatively short collection terms, distributor agreements, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant for all years presented.

     Concentration  of  other  risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture in a timely manner sufficient quantities of a given product, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NOTE  3.  ACQUISITION

In April 1995, the Company acquired NeoCAD, Inc. (NeoCAD), a private company engaged in the design, development and sale of FPGA software design tools for
programmable  electronic  technologies,  for  $35  million  in  cash.    The
transaction was treated as a purchase for accounting purposes; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. NeoCAD's financial results from the date of acquisition are included in the Company's consolidated financial results. The excess of the purchase price over the fair values of liabilities assumed, net of tangible assets acquired, was allocated to in-process technology ($19.4 million), developed technology ($15.7 million) and the assembled workforce ($0.7 million). The amount of in-process technology was written-off as a non-recurring item during fiscal 1996. The developed technology and assembled workforce assets are being amortized over six and two years, respectively. In fiscal 1997, the Company recorded amortization of $2.6 million and $0.4 million relating to the developed technology and assembled workforce assets, respectively, for a total amortization to date of $5.2 million and $.7 million, respectively.

NOTE  4.  JOINT  VENTURE

The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USI). The Company has agreed to invest a total of 3.75 billion New Taiwan dollars (approximately $136 million), which will result in a 25% equity ownership in the joint venture and the right to receive 31.25% of the wafer capacity from this facility. In January 1996, the Company invested 937.5 million New Taiwan dollars (approximately $34 million) in the joint venture. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility. The USI joint venture is accounted for by the equity method. See further discussion in Note 6 of Notes to Consolidated Financial Statements.

NOTE  5.  FINANCIAL  INSTRUMENTS

Cash and Investments The following is a summary of available-for-sale securities:

                                         March  31,  1997                               March  31,  1996
                                        Gross        Gross     Estimated               Gross        Gross     Estimated
                          Amortized   Unrealized  Unrealized     Fair     Amortized  Unrealized   Unrealized    Fair
 (in thousands)             Cost        Gains       Losses       Value       Cost       Gains      Losses       Value
------------------------  ----------   ---------  ----------  ----------  ----------  ----------  ----------  ----------
Cash and cash equivalents:
Municipal bond           $  210,203    $      -       $    -    $ 210,203   $ 101,850     $   -       $   -    $ 101,850
Short-term investments:
Corporate bonds                   -           -            -           -       31,782         60          -       31,842
Municipal bonds             209,806         170          (32)     209,944     233,854        650        (30)     234,474
------------------------  ----------  -----------  ----------  ----------  ----------  ----------  ---------  ----------
                         $  420,009    $    170      $   (32)   $ 420,147   $ 367,486     $  710      $ (30)   $ 368,166
                         -----------  -----------  ----------  ----------  ----------  ----------  ---------  ----------


All  investments classified as "available-for-sale securities" have maturities
due  in  one  year  or  less.    Realized  gains  or  losses  from  sales  of
available-for-sale  securities  were  immaterial  for  all  periods presented.
     Held-to-maturity securities represent investments in US Treasury Securities for which amortized cost equals estimated fair value at March 31, 1997 and March 31, 1996. Held-to-maturity securities relate to certain collateral requirements for lease agreements associated with the Company's corporate facilities and have maturities due in one year or less. See Note 6 of Notes to Consolidated Financial Statements.

     Derivatives

The Company periodically enters into currency forward or option contracts to minimize foreign exchange risk relating to the Company's purchase of wafers, some of which are denominated in yen. At March 31, 1997, commitments under option contracts to purchase yen in fiscal 1998 were outstanding in the aggregate amount of $2.8 million. These contracts are accounted for as identifiable hedges against wafer purchases. Realized gains or losses are recognized upon maturity of the contracts and are included in cost of sales. At March 31, 1997, the fair value of these option contracts was immaterial based on market exchange rates. The maturities on these contracts is less than twelve months.
     The Company has entered into foreign exchange forward contracts to minimize the impact of future exchange fluctuations on the US dollar cost of investing in the USI joint venture. The contracts require the Company to exchange US dollars for New Taiwan dollars and mature within one year. The contracts are accounted for as a hedge of an identifiable foreign currency commitment. Realized gains or losses will be recognized upon maturity of the contracts and will be included in the USI joint venture investment. At March 31, 1997, the outstanding foreign exchange contracts related to the USI joint venture were approximately $102 million and the fair value of these contracts was immaterial, based on market exchange rates.
     The Company has entered into an interest rate swap agreement with a third party in order to reduce risk related to movements in interest rates. Under the agreement, which was effective starting in May 1996 and terminates in November 1998, the Company effectively converted the fixed rate interest payments related to $125 million of the Company's convertible subordinated notes to variable rate interest payments without the exchange of the underlying principal amounts. The Company receives fixed interest rate payments (equal to 5.935%) from the third party and is obligated to make variable rate payments (equal to the three month LIBOR rate) to the third party during the term of the agreement. The net amount of interest payments received from the third party and interest payments made by the Company to the third party is included in interest expense. The fair value of the interest rate swap was immaterial based on market exchange rates.
     During 1995, the Company completed a reverse repurchase transaction relating to $350 million of U.S. Treasury Securities. The transaction was entered into with the intent of generating net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses relating to the non-recurring $2.5 million write-off of the investment in Star Semiconductor. As a result of this transaction, the Company recorded approximately $9.7 million of interest expense, $4.7 million of interest income and $4.8 million of bond premium amortization in 1995. Although the Company has generally invested in more conventional investments, such as municipal bonds, the Company believes that the short sale of U.S. Treasury Securities met the Company's investment objectives in 1995. Future investment strategies will be made in accordance with investment policies designed to preserve and enhance corporate assets as such strategies may be adopted from time to time by the Company's Board of Directors.

     Long-Term  Debt  and  Lines  of  Credit

In November 1995, the Company completed a private placement of $250 million aggregate principal convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes, which mature in 2002, are convertible at the option of the note holders into the Company's common stock at a conversion price of $51 per share, subject to adjustment upon the occurrence of certain events. The conversion price represented a 24.77% premium over the closing price of the Company's stock on November 7, 1995. Interest is payable semi-annually at 5.25% per annum. At any time on or after November 4, 1997, the notes are redeemable at the option of the Company at an initial redemption price of 103.75% of the principal amount, except that prior to November 3, 1998, the notes are not redeemable unless the closing price of the Company's common stock has exceeded $71.40 (40% premium over the conversion price) per share for twenty trading days within a period of thirty consecutive trading days. Redemption prices as a percentage of the principal amount are 103%, 102.25%, 101.50% and 100.75% in the years beginning November 1, 1998, November 1, 1999, November 1, 2000 and November 1, 2001, respectively. Debt issuance costs of $6.1 million incurred in conjunction with issuance of the convertible subordinated notes are being amortized over the seven year life of the notes. In 1997, the Company recorded debt issuance cost amortization of $.9 million. At March 31, 1997, the fair value of the convertible subordinated notes was approximately $291 million based on quoted market prices. The Company has reserved 4,901,961 shares of common stock for the conversion of these notes.
     The Company has $40 million available under a multicurrency revolving credit line agreement which expires in March 1998. Under this agreement, borrowings bear interest at the bank's reference rate or 0.75% over the bank's interbank market rate depending on the currency borrowed. Additionally, the Company's Ireland manufacturing facility has $6.2 million available under a multicurrency credit line which expires in November 1997. Under this agreement, borrowings bear interest at 0.79% over the bank's prime rate. At March 31, 1997, no borrowings were outstanding under either credit line. The agreements require the Company to comply with certain covenants and maintain certain financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.

NOTE 6. COMMITMENTS

The Company leases its manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for the Company's corporate facilities contain payment provisions which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:


Years Ended March 31,  (in thousands)
---------------------  ---------------
1998                   $         4,016
1999                             3,320
2000                             2,653
2001                               572
2002                               499
Thereafter                       2,263
---------------------  ---------------
                       $        13,323
                       ---------------




       Rent expense for the years ended March 31, 1997, 1996 and 1995 was approximately $4.5 million, $4.3 million and $4 million, respectively.
       The Company has entered into lease agreements relating to its corporate facilities which would allow the Company to purchase the facilities on or before the end of the lease term in December 1999. If at the end of the lease term the Company does not purchase the property under lease or arrange a third party purchase, then the Company would be obligated to the lessor for a guarantee payment equal to a specified percentage of the Company's purchase price for the property. The Company would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below a specified percentage of the Company's purchase price. The Company is also required to comply with certain covenants and maintain certain financial ratios. As of March 31, 1997, the total amount related to the leased facilities for which the Company is contingently liable is $39.8 million. Under the terms of the agreements, the Company is required to maintain collateral (restricted investments) of approximately $36 million during the lease term.
        In fiscal 1997, the Company signed an agreement with Seiko Epson, a primary wafer supplier. The agreement provides for an advance to Seiko Epson of up to $200 million to be used in the construction of a wafer fabrication facility in Japan, which will provide access to eight-inch sub-micron wafers. In conjunction with the agreement, $30 million installments were paid in May 1996, November 1996 and May 1997 (subsequent to fiscal 1997), and further $30 million installments are scheduled for November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125 million. As a result, the maximum outstanding amount of the advance payment at any time is $175 million. Repayment of this advance will be in the form of wafer deliveries expected to begin in the first half of calendar 1998. Specific wafer pricing will be based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. In addition to the advance payments, the Company may also provide further funding to Seiko Epson in the amount of $100 million. This additional funding would be paid after the final installment of the advance and the form of the additional funding will be negotiated at that time.
     In addition, the Company expects to invest additional amounts, which total 2.8 billion New Taiwan dollars (approximately $102 million), in the USI joint venture discussed in Note 4 of Notes to Consolidated Financial Statements. During fiscal 1997, the Board of Directors of USI voted to delay the wafer fabrication facility construction schedule. As a result, the additional payments were also delayed and are now expected to be made in fiscal 1998. The revised timing of construction of the facility and the related payments are subject to further change based on overall semiconductor industry conditions and other factors.

NOTE 7. STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation provides for 200 million shares of common stock and 2 million shares of undesignated preferred stock.

     Treasury  Stock

The Company authorized a stock buyback program in September 1996 whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time to time as market and business conditions warrant. The Company has reissued Treasury Shares repurchased in response to Employee Stock Option exercises and Employee Qualified Stock Purchase Plan requirements. During fiscal 1997, the Company repurchased 877,500 shares of common stock for $32 million, of which 837,000 shares were reissued.

     Stock  Split

In July 1995, the Company's stockholders approved a 3-for-1 stock split, in the form of a 200% stock dividend, payable to stockholders of record on a specified date. Shares, per share amounts, common stock at par value, and additional paid in capital have been restated to reflect the stock split for all periods presented.

     Stockholder  Rights  Plan

In October 1991, the Company adopted a stockholder rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock. The rights become exercisable based upon the occurrence of certain conditions including acquisitions of Company stock, tender or exchange offers and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of common stock of the Company or, under limited circumstances, of the acquirer. The rights are redeemable at the Company's option, under certain conditions, for $.01 per right and expire on October 4, 2001.

     Employee  Stock  Option  Plan

The Company adopted the 1988 Stock Option Plan (the Option Plan) under which a total of 36,081,000 common shares have been reserved for issuance to employees, directors, and consultants of the Company, after shareholder approval of 3,300,000 additional shares in July 1996. Options to purchase shares of the Company's common stock under the Option Plan are granted at 100% of the fair market value of the stock on the date of grantOptions granted to date expire ten years from date of grant and generally vest at varying rates over five years.

A summary of the Company's Option Plan activity, and related information, follows:


Years  ended  March  31,               1997                1996                1995
                                           Weighted            Weighted            Weighted
                                            Average             Average             Average
                                  Shares   Exercise   Shares   Exercise   Shares   Exercise
                                   (000)     Price     (000)     Price     (000)     Price
--------------------------------  -------  ---------  -------  ---------  -------  ---------
Outstanding at beginning of year  13,888   $   16.78  11,452   $   10.81   9,441   $    8.23
Granted                            2,597       33.52   3,971       30.95   3,540       15.84
Exercised                         (1,752)      10.58  (1,169)       6.22    (962)       4.21
Forfeited                         (1,025)      19.49    (366)      17.18    (567)      10.64
                                  -------             -------             -------
Outstanding at end of year        13,708   $   20.54  13,888   $   16.78  11,452   $   10.81
================================  =======             =======             =======

Shares available for grant         2,992               1,264               1,869
================================  =======             =======             =======




The following table summarizes information relating to options outstanding and exercisable under the Option Plan at March 31, 1997:

                           Options Outstanding             Options Exercisable
                                  Weighted
                                  Average     Weighted                 Weighted
                    Options      Remaining     Average     Options      Average
Range of          Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices          (000)  Life (Years)  Price             (000)  Price
----------------  ------------  ------------  ---------  ------------  ---------
$ 0.12 - $12.13         2,837           4.47  $    5.82        2,674   $    5.56
$12.58 - $13.33         2,290           6.68      12.93          995       12.93
$13.33 - $16.42         1,821           7.18      15.20          697       14.94
$16.67 - $24.75         2,079           7.89      21.54          644       20.98
$26.63 - $48.13         4,681           8.94      34.83          718       35.70
----------------  ------------  ------------  ---------  ------------  ---------

$0.12 - $48.13         13,708           7.24  $   20.54        5,728   $   13.50



At March 31, 1996, 4.6 million options were exercisable.

         Employee  Qualified  Stock  Purchase  Plan

Under the Company's 1990 Employee Qualified Stock Purchase Plan (the Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six month purchase period. Almost all employees are eligible to participate. Of the 3,385,000 shares authorized to be issued under this plan, including the 460,000 shares that were approved by shareholders in July 1996, 535,360 and 537,451 shares were issued during 1997 and 1996, respectively, and 176,690 shares were available for issuance at March 31, 1997.

         Stock-Based  Compensation

As  permitted  under  FASB  Statement  No.  123,  "Accounting  for Stock-Based
Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.
Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of options and stock purchase plan rights under the Option Plan and Stock Purchase Plan was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's options and stock purchase plan rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of options and stock purchase plan rights granted in fiscal years 1997 and 1996 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.


                                 Stock Options    Stock Purchase Plan Rights
Years ended March 31,             1997   1996          1997   1996
--------------------------------  -----  -----         -----  -----
Expected Life (years)                4      4           .5     .5
Expected Stock Price Volatility    .56    .56           .56    .68
Risk-Free Interest Rate           6.26%  5.97%         5.36%  5.61%



For purposes of pro forma disclosures, the estimated fair value of options is amortized against pro forma net income over the options' vesting period. Because FASB 123 is applicable only to the Company's awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under FASB 123, the Company's net income would have been $87.4 million and $86.2 million in 1997 and 1996, respectively, and net income per share would have been $1.12 and $1.10 in 1997 and 1996, respectively.

Calculated under FASB 123, the weighted-average fair value of the options granted during 1997 and 1996 was $15.91 and $14.41 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the Stock Purchase Plan during 1997 and 1996 were $14.47 and $16.68 per share, respectively.

NOTE 8. INCOME TAXES

The provision for taxes on income consists of:

                            (in  thousands)
Years ended March 31,    1997     1996      1995
---------------------   ------   ------   -------
Federal:  Current     $40,901   $64,917   $34,698
          Deferred       (200)   (7,004)   (5,009)
--------  --------    --------  --------  --------
                       40,701    57,913    29,689
                      --------  --------  --------
State:    Current      12,073    10,343     6,748
          Deferred     (1,483)     (363)   (1,167)
--------  --------    --------  --------  --------
                       10,590     9,980     5,581
Foreign:  Current       4,091     1,555       297
--------  --------    --------  --------  --------
Total                 $55,382   $69,448   $35,567
--------  --------    --------  --------  --------




     The tax benefits associated with the disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable by $16.7 million, $7.9 million and $3.5 million for 1997, 1996, and 1995, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income from foreign operations was $36.1 million and $11.5 million for fiscal years 1997 and 1996 while fiscal year 1995 had a loss of
$.2  million.    Unremitted  foreign  earnings  that  are  considered  to  be permanently invested outside the United States and on which no deferred taxes have been provided, accumulated to approximately $14.8 million. The residual US tax liability, if such amounts were remitted, would be approximately $3.7 million.
     The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:



                                                  (in thousands)
                                                  --------------
Years ended March 31,                          1997      1996      1995
-----------------------------------------  ---------  --------   --------
Income before provision for taxes          $165,758   $170,902   $94,845
Federal statutory tax rate                       35%        35%       35%
Computed expected tax                      $ 58,016   $ 59,816   $33,196
State taxes net of federal benefit            6,884      6,487     3,627
Tax exempt interest                          (3,278)    (2,552)   (1,155)
Write-off of NeoCAD in-process technology         -      7,069         -
Foreign earnings at lower tax rates          (2,478)    (1,057)        -
Research and development tax credit          (2,522)         -         -
Other                                        (1,240)      (315)     (101)
-----------------------------------------  ---------  ---------  --------
Provision for taxes on income              $ 55,382   $ 69,448   $35,567
-----------------------------------------  ---------  ---------  --------





The major components of deferred tax assets and liabilities consist of the following:




                                                         (in thousands)
                                                         ---------------
Years ended March 31,                                 1997     1996      1995
-------------------------------------------------  --------  --------  --------
Deferred tax assets:
     Inventory valuation differences               $12,471   $ 3,887   $ 3,393
     Deferred income on shipments to distributors   15,808    15,917     9,232
     Nondeductible accrued expenses                  7,568     7,778     6,245
     Other                                           3,156     2,773     1,000
-------------------------------------------------  --------  --------  --------
     Total                                          39,003    30,355    19,870
-------------------------------------------------  --------  --------  --------
Deferred tax liabilities:
     Depreciation and amortization                  (4,026)   (3,082)    1,524
     Unremitted foreign earnings                    (7,601)   (1,876)        -
     Other                                            (716)     (264)     (483)
-------------------------------------------------  --------  --------  --------
Total net deferred tax assets                      $26,660   $25,133   $20,911
-------------------------------------------------  --------  --------  --------




NOTE 9. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company operates in one single industry segment comprising the design, development and marketing of programmable logic semiconductor devices and the related design software.
     During fiscal 1996, the Company began operations in its Ireland manufacturing facility. Geographic information for fiscal 1997 and 1996 is presented in the tables below. Foreign operations prior to fiscal 1996 were not material.

Years ended march 31,        1997                               1996
                  ------------------------------    ------------------------------
                            Income                              Income
                   Net      Before   Identifiable      Net      Before   Identifiable
(in thousands)  Revenues    Taxes       Assets      Revenues    Taxes       Assets
--------------  ---------  --------  -------------  ---------  --------  -------------
United States   $ 432,009  $115,800  $     779,626  $ 482,615  $157,872  $     650,979
Europe            136,134    49,680         66,893     78,187    12,854         68,861
Other                   -       278          1,174          -       176          1,040
--------------  ---------  --------  -------------  ---------  --------  -------------
                $ 568,143  $165,758  $     847,693  $ 560,802  $170,902  $     720,880
                ---------  --------  -------------  ---------  --------  -------------




Export revenues consisting of sales from the US to non-affiliated customers in certain geographic areas were as follows:



(In thousands)
Years ended March 31,           1997      1996      1995
---------------------------  -------  --------  --------
US exports to Europe         $40,804  $ 70,124  $ 68,616
US exports to Japan           26,496    50,957    27,199
US exports to Rest of World   10,676    18,288    13,714
---------------------------  -------  --------  --------
                             $77,976  $139,369  $109,529
                             -------  --------  --------




     No single end customer accounted for more than 5% of revenues in 1997 or 6% of revenues in 1996 or 1995. Approximately 15%, 13% and 14% of net product revenues were made through the Company's largest domestic distributor in 1997, 1996 and 1995, respectively. Another domestic distributor accounted for 10% of net product revenues in 1996 and 1995.

NOTE  10.  LITIGATION

     On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company alleging that certain of the Company's products infringe certain Altera patents. Fact discovery has been completed in both cases. The cases have been consolidated and are currently  scheduled  for  trial  on  September  15,  1997.
     On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware alleging that the Company's XC5000 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5000 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge.
     The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.
     In addition, in the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

NOTE  11.  WRITE-OFF  OF  DISCONTINUED  PRODUCT  FAMILY

During fiscal 1997, the Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5 million. This charge primarily related to the write-off of inventory and for termination charges related to purchase commitments to foundry partners for work-in-process wafers which had not completed the manufacturing process.

REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS


The  Board  of  Directors  and  Stockholders
Xilinx,  Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and
schedule  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                        /s/  Ernst & Young LLP




San  Jose,  California
April  23,  1997

                         Supplementary Financial Data



 (In thousands, except per share amounts)

QUARTERLY DATA (UNAUDITED)


Year  Ended  March  31,  1997          First     Second       Third     Fourth
                                       Quarter   Quarter      Quarter   Quarter
-------------------------------------  --------  --------     --------  --------
Net revenues                           $150,200  $130,579     $135,587  $151,777
Gross margin                             96,875    74,921*      83,431    93,579
Operating income                         49,490    29,464*      36,903    43,204
Net income                               32,492    21,218*      26,223    30,443
-------------------------------------  --------  ---------    --------  --------
Net income per share                   $   0.41  $   0.27*    $   0.33  $   0.38
-------------------------------------  --------  ---------    --------  --------
Shares used in per share calculations    78,944    79,378       79,791    80,586
=====================================  ========  =========    ========  ========

* After write-off of discontinued product family of $5 million and $0.04 per share net of tax.





After write-off of discontinued product family of $5 million and $0.04 per share net of tax.


Year  Ended  March  31,  1996          First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
-------------------------------------  --------  --------  --------  --------
Net revenues                           $125,760  $141,212  $144,123  $149,707
Gross margin                             77,254    89,598    92,451    98,307
Operating income                         18,069*   45,675    49,318    52,694
Net income                                5,548*   29,826    32,190    33,890
-------------------------------------  ---------  -------  --------  --------
Net income per share                   $   0.07*  $  0.37  $   0.41   $  0.43
-------------------------------------  ---------  -------  --------  --------
Shares used in per share calculations    77,487    79,601    79,106    79,622
=====================================  =========  =======  ========  ========

*After non-recurring charge for in-process technology related to the acquisition of NeoCAD of $19,366 and $0.25 per share.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.



                                   PART III
                                   --------


Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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


                                    PART IV
                                    -------


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

(b)        Reports on Form 8-K.   No reports on Form 8-K were filed during the
           -------------------
           fourth  quarter  of  fiscal  1997.

(c)        Exhibits.
           --------

Exhibit Number   Description
---------------  -----------------------------------------------------------------------------------------------
3.1 (2)          Restated Certificate of Incorporation of the Company, as amended to date.
3.2 (1)          Bylaws of the Company, as amended to date.
4.1 (3)          Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
10.1 (1)         Technology Transfer Agreement and Preferred Shares and Warrant Purchase
                 Agreement for Series E Preferred Stock and Series F Preferred Stock dated
                 June 9, 1986 between the Company and Monolithic Memories, Inc.
10.2 (1)         Common Stock Purchase Agreement dated March 19, 1990 between the Company and Advanced Micro Devices, Inc.
10.3 (7)         Lease dated March 27, 1995 for adjacent facilities at 2055 Logic Drive and
                 2065 Logic Drive, San Jose, California.
10.4 (7)         First Amendment to Master Lease dated April 27, 1995 for the Company's facilities at 2100 Logic Drive and 2101 Logic Drive, San Jose, California.
10.5 (1)         1988 Stock Option Plan, as amended.
10.6 (1)         1990 Employee Qualified Stock Purchase Plan, as amended.
10.7             1997 Stock Option Plan

10.8 (1)         Form of Indemnification Agreement between the Company and its officers and directors.
10.9 (4) (6)     Patent Cross License Agreement dated as of April 22, 1993 between the Company and Actel Corporation.
10.10.1 (5)      Agreement and Plan of Reorganization dated as of March 29, 1995, among
                 Registrant, NeoCAD, Inc. and XNX Acquisition Corporation.
10.10.2 (5)      Certificate of Merger filed on April 10, 1995 between NeoCAD, Inc. and
                 XNX Acquisition Corporation.

10.11.1 (6) (8)  Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.11.2 (6) (8)  Fabven Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.
10.11.3 (6) (8)  Written Assurances Re Foundry Venture Agreement dated as of September 29,
                 1995 between UMC and the Company.
10.12 (9)        Indenture dated November 1, 1995 between the Company and State Street
                 Bank and Trust Company.
10.13 (9)        Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.
10.14 (9)        Separation Agreement dated as of April 8, 1996 between the Company and Curtis Wozniak.
10.15 (9)        Consulting Agreement dated as of June 1, 1996 between the Company and Bernard V. Vonderschmitt.
10.16 (6) (9)    Advance Payment Agreement entered into on May 17, 1996 between Seiko
                 Epson Corporation and the Company.
10.17            Letter Agreement dated as of April 1, 1997 of the Company to Richard W. Sevcik.
11               Statement of Computation of Net Income Per Share.
12               Statement of Computation of Ratios of Earnings to Fixed Charges.
22.1             Subsidiaries of the Company.
23               Consent of Ernst & Young LLP, Independent Auditors.
25.1             Power of Attorney.
26               Financial Statement Schedule - Schedule II.




(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-43793) effective November 26, 1991.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 18, 1995.

(6)  Confidential treatment requested as to certain portions of these exhibits.

(7) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 18th day of June, 1997.

                                   XILINX,  INC.





                                   By: /s/  Willem P. Roelandts
                                   ----------------------------

                                   Willem P. Roelandts,
                                   President and Chief Executive Officer