Form 10-Q
period 1997-06-28
XILINX INC
filed 1997-08-11
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark  One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended  June 28, 1997   or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______ to ______.


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
                        YES [ X ]              NO [   ]




Class                               Shares  Outstanding  at  June  28,  1997
-----                               ----------------------------------------
Common Stock, $.01 par value           73,593,796

                                   XILINX, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                            Three  Months  Ended
                                                            June 28,    June 29,
                                                              1997        1996
                                                           ----------  ----------

Net revenues                                               $ 160,761   $ 150,200

Costs and expenses:
     Cost of revenues                                         60,906      53,325
     Research and development                                 19,938      17,837
     Marketing, general and administrative                    32,666      29,548
                                                           ----------  ----------

          Operating costs and expenses                       113,510     100,710
                                                           ----------  ----------

Operating income                                              47,251      49,490

Interest income and other                                      5,786       4,360
Interest expense                                              (3,491)     (3,475)
                                                           ----------  ----------

Income before provision for taxes on income                   49,546      50,375

Provision for taxes on income                                 16,102      17,883
                                                           ----------  ----------

Net income                                                 $  33,444   $  32,492
                                                           ==========  ==========

Net income per share                                       $    0.41   $    0.41
                                                           ==========  ==========

Weighted average common and common equivalent shares used
       in computing per share amounts                         81,326      78,944
                                                           ==========  ==========


     (See accompanying Notes to Consolidated Condensed Financial Statements.)



                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                      June 28,    March 29,
                                                                        1997        1997
                                                                     ----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 130,531   $  215,903
    Short-term investments                                             334,954      209,944
    Accounts receivable, net                                            72,704       72,248
    Inventories                                                         51,232       62,367
    Advances for wafer purchases                                        18,000            -
    Deferred income taxes and other current assets                      43,581       41,093
                                                                     ----------  -----------

Total current assets                                                   651,002      601,555

Property, plant and equipment, at cost                                 158,777      154,443
Accumulated depreciation and amortization                              (73,331)     (67,863)
                                                                     ----------  -----------
    Net property, plant and equipment                                   85,446       86,580

Restricted investments                                                  36,743       36,257
Investment in joint venture                                             35,522       35,286
Advances for wafer purchases                                            72,000       60,000
Developed technology and other assets                                   27,510       28,015
                                                                     ----------  -----------

                                                                     $ 908,223   $  847,693
                                                                     ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  24,082   $   16,758
    Accrued payroll, other accrued liabilities and interest payable     27,313       33,282
    Income taxes payable                                                19,887       10,858
    Deferred income on shipments to distributors                        43,750       36,355
                                                                     ----------  -----------

Total current liabilities                                              115,032       97,253

Long-term debt                                                         250,000      250,000
Deferred tax liabilities                                                11,943        9,760

Stockholders' equity:
    Preferred stock, $.01 par value                                          -            -
    Common stock, $.01  par value                                          736          733
    Additional paid-in capital                                         119,957      114,530
    Retained earnings                                                  411,325      377,881
    Treasury Stock, at cost                                                  -       (1,847)
    Cumulative translation adjustment                                     (770)        (617)
                                                                     ----------  -----------

                Total stockholders' equity                             531,248      490,680
                                                                     ----------  -----------

                                                                     $ 908,223   $  847,693
                                                                     ==========  ===========


  (See accompanying Notes to Consolidated Condensed Financial Statements.)




                               XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                                                          Three Months Ended
                                                                                         June 28,    June 29,
                                                                                           1997        1996
                                                                                        ----------  ----------

Cash flows from operating activities:
    Net income                                                                          $  33,444   $  32,492
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                7,715       6,498
               Undistributed earnings of joint venture                                       (518)          -
               Changes in assets and liabilities:
                       Accounts receivable                                                   (456)      7,524
                       Inventories                                                         11,135      (3,456)
                       Deferred income taxes and other                                      4,630       6,200
                       Accounts payable, accrued liabilities and income taxes payable      10,384       8,019
                       Deferred income on shipments to distributors                         7,395      (3,390)
                                                                                        ----------  ----------
                               Total adjustments                                           40,285      21,395
                                                                                        ----------  ----------
                                    Net cash provided by operating activities              73,729      53,887

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                               (172,063)    (36,822)
    Proceeds from sale or maturity of short-term available-for-sale investments            46,927      34,305
    Advances for wafer purchases                                                          (30,000)    (30,000)
    Property, plant and equipment                                                          (5,377)    (10,112)
                                                                                        ----------  ----------
                                     Net cash used in investing activities               (160,513)    (42,629)

Cash flows from financing activities:
    Acquisition of Treasury Stock                                                          (8,899)          -
    Principal payments on capital lease obligations                                             -        (284)
    Proceeds from issuance of common stock                                                 10,311       7,959
                                                                                        ----------  ----------
                                     Net cash provided by financing activities              1,412       7,675
                                                                                        ----------  ----------
Net (decrease)/increase in cash and cash equivalents                                      (85,372)     18,933

Cash and cash equivalents at beginning of period                                          215,903     110,893
                                                                                        ----------  ----------

Cash and cash equivalents at end of period                                              $ 130,531   $ 129,826
                                                                                        ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                      $   5,940   $   2,657
    Issuance of Treasury Stock under employee stock plans                                  10,746           -
    Receipts against advances for wafer purchases                                               -       6,630

Supplemental disclosures of cash flow information:
    Interest paid                                                                           6,469       6,145
    Income taxes paid                                                                   $   6,168   $     490



 (See accompanying Notes to Consolidated Condensed Financial Statements.)





                                 XILINX, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended March 29, 1997. The balance sheet at March 29, 1997 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending March 28, 1998.


2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at June 28, 1997 and March 29, 1997 are as follows:




                                   June 28,   March 29,
                                     1997        1997
                                   ---------  ----------

                  Raw materials    $   5,668  $    4,477
                  Work-in-process     22,479      43,553
                  Finished goods      23,085      14,337
                                   ---------  ----------
                                   $  51,232  $   62,367
                                   =========  ==========




3. The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USI). In July 1997, the Company invested an additional $67.4 million, bringing the amount invested to date to $101.7 million. The Board of Directors of USI has recently determined that the originally scheduled final installment of approximately $34 million will not be required in the foreseeable future. The Company will retain its 25% equity ownership in the joint venture. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt during the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of "basic" net income per share, which will exclude the dilutive effect of stock options. The restated calculations of basic net income per share for the first quarter of 1998 and 1997 result in net income per share of $0.46 and $0.45, respectively. A calculation of "diluted" net income per share will also be required. However, this calculation is not expected to differ materially from the primary net income per share amounts reported for the periods presented.

5. The Company is currently involved in patent litigation with Altera Corporation (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to Altera's claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

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


RESULTS  OF  OPERATIONS   -  FIRST THREE MONTHS OF FISCAL 1998 COMPARED TO THE
FIRST  THREE  MONTHS  OF  FISCAL  1997

Revenues
--------

Revenues for the first quarter of fiscal 1998 of $160.8 million represented a 7.0% increase over the corresponding period of fiscal 1997. The revenue increase was primarily attributable to increases in the volume of shipments relating to the Company's XC4000, XC4000X and XC5200 product families.
Relative to the prior year quarter, revenues for the XC4000 family increased by $2.6 million while revenues for the XC4000X product, introduced in the second quarter of fiscal 1997, represented $5.0 million during the first quarter of fiscal 1998. In addition, revenues for the XC5200 family increased 91.8% to $12.9 million in the first quarter of fiscal 1998 from $6.7 million in the prior year quarter. The XC4000 and XC4000X integrated circuits represented 49.3% of revenue in the first quarter of fiscal 1998 as compared to 47.7% in the comparable quarter of last year for the XC4000 family.

Revenues for the Company's first generation FPGA products, which include the XC2000, XC3000 and XC3100 families, represented 27.8% of aggregate revenues in the first quarter of fiscal 1998, compared to 33.3% of aggregate revenues during the comparable quarter of the prior fiscal year. The decrease is a function of the slowing requirements for these products and the increasing demand for the functionality and performance provided by the second generation FPGA products. Revenues for the Company's second generation FPGA products, which include the XC4000, XC4000X and XC5200 families, represented 57.4% of aggregate revenues compared to 52.2% of aggregate revenues in the comparable quarter of the prior fiscal year. The other product generations, consisting primarily of the CPLD families, HardWire Arrays and serial proms, represented 12.5% of aggregate revenues in the first quarter of fiscal 1998 compared to 11.6% of aggregate revenues relative to the results of the comparable quarter of the prior year. Proprietary products constituted 93.0% of revenues for the first quarter of fiscal 1998, as compared to 90.1% in the comparable quarter last year. Additionally, software revenues represented approximately 2% of total revenues for the first quarter of 1998, representing approximately 1700 revenue seats, and 3%, which represented approximately 1200 revenue seats, for the first quarter of fiscal 1997.

International revenues constituted approximately 37% of total revenues in the first quarter of fiscal 1998 in comparison to approximately 36% in the prior year quarter. International revenues include customers in Europe, Japan and Rest of World. Revenue growth in the European and Rest of World markets was 10.1% and 75.5%, respectively, in the first quarter of 1998 as compared to the first quarter in 1997, while revenues declined during the same periods by 5% in the Japanese market.

Gross  Margin
-------------

Cost of revenues was $60.9 million, or 37.9% of revenues, in the first quarter of fiscal 1998 in comparison to 35.5% in the comparable prior year quarter. The increase in the cost of revenues as a percentage of revenues from the prior year's quarter was primarily attributable to selling price reductions, partially offset by improved yields and the favorable impact of lower wafer costs, including the impact of favorable movement in the yen exchange rate. In the past, Xilinx has also been able to offset much of the erosion in gross margin percentages on more mature integrated circuits with increased volumes of newer, proprietary, higher margin products. The Company recognizes that ongoing price reductions for its integrated circuits, which are passed on to customers, are a significant element in expanding the market for its products. Company management believes that future gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

Research  and  Development
--------------------------

Research and development expenditures were $19.9 million for the first quarter of fiscal 1998, or 12.4% of revenues, compared to $17.8 million, or 11.9% of revenues, in the comparable fiscal 1997 period. The 11.8% increase in expenditures resulted primarily from increased labor related expenses partially offset by a decline in engineering wafer purchases. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Marketing,  General  and  Administrative
----------------------------------------

Marketing, general and administrative expenses for the first quarter of fiscal 1998 increased by 10.6% to $32.7 million, or 20.3% of revenues, versus $29.5 million, or 19.7% of revenues, during the comparable fiscal 1997 period. These expenses have increased in amount primarily as a result of increased staffing and labor related expenses as well as increased legal costs. The Company remains committed to controlling administrative expenses and believes that most of these expenses should grow at a lower rate than revenue growth. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of general and administrative expenses in the future.

Operating  Income
-----------------

Operating income of $47.3 million, or 29.4% of revenues, was generated during the first quarter of fiscal 1998, a decrease of 4.5% from the $49.5 million, or 32.9% of revenues, for the prior year comparable period. The decrease in the first quarter of 1998 compared to the first quarter of 1997 is primarily a result of the 7.0% revenue growth in comparison to the 12.7% increase in operating costs and expenses. Operating income as a percentage of revenues could be adversely impacted in future years by the factors noted herein.

Interest,  net
--------------

The Company incurs interest expense on the $250 million of 5 1/4% convertible subordinated notes issued in November 1995. The Company earns interest income on its cash, cash equivalents, short-term investments and restricted investments. The amount of interest earned is a function of the balance of cash invested as well as prevailing interest rates. The Company also records 25% of the net income of United Silicon Inc. (USI), a wafer fabrication joint venture in which the Company participates, as joint venture equity income. To date, USI's net income has resulted primarily from interest earned on its investment portfolio. Net interest and other income increased by $1.4 million over the comparable period in the prior year. The increased interest and other income is primarily attributable to higher investment portfolio balances and joint venture equity income. The Company expects that as the USI wafer fabrication facility begins to ramp up operations over the next year to eighteen months the Company may incur joint venture equity losses.

The Company's investment portfolio contains tax-advantaged municipal securities, which have pretax yields that are less than the interest rate on the convertible subordinated notes. For financial reporting purposes, the Company effectively records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income. As a result of the difference in yields, future uses of the investment portfolio and operating results for USI, levels of net interest and other income could decrease in the future.

Provision  for  Income  Taxes
-----------------------------

The Company recorded a tax provision of $16.1 million (32.5% of income before taxes) for the first three months of fiscal 1998 as compared to a provision for taxes for the three months ended June 29, 1996 of $17.9 million (35.5% of income before taxes). The lower tax rate for the first three months of fiscal 1998 is due to legislation reinstating the R&D Tax Credit through May 3, 1997 as well as increased profits in foreign operations.




RISK  FACTORS

The  following  risk  factors  may  be associated with the Company's business:

Factors  Affecting  Future  Operating  Results
----------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture in a timely manner sufficient quantities of a given product, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers'
demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely impact the Company's financial condition and results of operations. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are much less reliable predictors of the future than is the case in many older, more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

The semiconductor industry has historically been cyclical and subject to, at various times, significant economic downturns characterized by diminished product demand, limited visibility to demand for products further out than three months, accelerated erosion of average selling prices and overcapacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

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

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of the Company's common stock.

Dependence  Upon  Independent  Manufacturers
--------------------------------------------

The Company does not manufacture the wafers used for its products. During the past year, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko Epson) and United Microelectronics Corporation (UMC). The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization
of  advanced  process  technologies.    The  Company  is  also  dependent  on
subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers/subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have an adverse effect on the Company's financial condition and results of operations.

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

Litigation
----------

The  Company is currently engaged in patent litigation with Altera Corporation
(Altera).    See  "Legal  Proceedings"  in  Part  II.

Dependence  on  New  Products
-----------------------------

The Company's future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced process technologies, achievement of acceptable yields, availability of supporting design software and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to the Company's first generation FPGA products are expected to continue to decline in the future as a percentage of aggregate revenues, and the Company will be increasingly dependent on revenues derived from second generation FPGAs and future generation products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be adversely affected.

Competition
-----------

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

Intellectual  Property
----------------------

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




FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at June 28, 1997 remained strong. Total current assets exceeded total current liabilities by 5.7 times, compared to
6.2 times at March 29, 1997. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flow from operations during the first three months of fiscal 1998. As of June 28, 1997, the Company had cash, cash equivalents and short-term investments of $465.5 million and working capital of $536 million. Cash generated by operations of $73.7 million for the first three months of fiscal 1998 was $19.8 million higher than the $53.9 million generated for the first three months of fiscal 1997. The increase in cash generated by operations during the first three months of fiscal 1998 over the comparable fiscal 1997 period resulted primarily from the favorable cash flow impact of changes in inventories and deferred income on shipments to distributors partially offset by the unfavorable cash flow impact of changes in accounts receivable.

Cash flows used for investing activities for the three months ended June 28, 1997, included a $30 million advance to Seiko Epson for wafer purchases, $125.1 million of net short-term investment purchases and $5.4 million of property, plant and equipment acquisitions. Net purchases of short-term investments increased $122.6 million over the prior year as the Company has increased its investments in securities with maturities over 90 days during fiscal 1998, yielding higher interest rates. Property, plant and equipment additions decreased $4.7 million from the comparable fiscal 1997 period. This decrease is primarily due to reduced expenditures relating to the Company's facility constructed last year in Boulder, Colorado.

Net cash flows provided by financing activities were $1.4 million in the first three months of fiscal 1998 and were attributable to $10.3 million in proceeds from the issuance of common stock under employee stock plans offset by acquisition of Treasury Stock during the quarter of $8.9 million. For the comparable fiscal 1997 period, $8.0 million in proceeds from issuance of common stock under corporate stock plans was offset by $0.3 million in principal payments on capital lease obligations.

Stockholders' equity increased by $40.6 million at June 28, 1997, principally as a result of the net income for the three months ended June 28, 1997, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options, offset by the Treasury Stock repurchased in the period.

The Company has available credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At June 28, 1997, no borrowings were outstanding under the lines of credit.

The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USI). In July 1997, the Company invested an additional $67.4 million, bringing the amount invested to date to $101.7 million. The Board of Directors of USI has recently determined that the originally scheduled final installment of approximately $34 million will not be required in the foreseeable future. The Company will retain its 25% equity ownership in the joint venture. United Microelectronics Corporation has committed to supply the Company with wafers manufactured in an existing facility until capacity is available in the new facility. In addition, during the first quarter of fiscal 1997, the Company entered into an agreement with Seiko Epson. The agreement provides for an advance to Seiko Epson of up to $200 million to be used in the construction of a wafer fabrication facility in Japan. Through June 28, 1997, the Company has advanced $90 million to Seiko Epson under the agreement. Additional $30 million installments are currently scheduled for November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125 million. In addition to the advance payments, the Company may also provide further funding to Seiko Epson in the amount of $100 million. This additional funding would be paid after the final installment of the advance and the form of the additional funding will be negotiated at that time.


The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy the Company's cash needs for the foreseeable future. The Company will continue to evaluate opportunities for investments to obtain additional wafer supply capacity, procure additional capital equipment and facilities, develop new products, and potential acquisitions of businesses, products or technologies that would complement the Company's businesses and may use available cash or other sources of funding for such purposes.



Part  II.    Other  Information

Item  1.          Legal  Proceedings.

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery has been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the
Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

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




                                        XILINX, INC.
                                        ------------





Date   August  8,  1997                 /s/  Gordon  M.  Steel
-------------------------               ------------------------
                                        Gordon M. Steel
                                        Senior Vice President of Finance and
                                        Chief Financial Officer
                                        (as principal accounting and financial
                                        officer and on behalf of Registrant)