Form 10-Q
period 1997-09-27
XILINX INC
filed 1997-11-07
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(Mark  One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 27, 1997   or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to ________ .


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
              YES  [  X  ]                NO  [     ]




Class                               Shares Outstanding at September 27, 1997
-----                               ----------------------------------------
Common Stock, $.01 par value           73,986,865




Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                                  XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (in thousands except per share amounts)



                                                    Three Months Ended        Six Months Ended
                                                  Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                                    1997         1996         1997         1996
                                                 -----------  -----------  -----------  -----------

Net revenues                                     $  150,272   $  130,579   $  311,033   $  280,779

Costs and expenses:
     Cost of revenues                                56,048       50,658      116,954      103,983
     Write-off of discontinued product family             -        5,000            -        5,000
     Research and development                        19,950       16,748       39,888       34,585
     Marketing, general and administrative           31,226       28,709       63,892       58,257
                                                 -----------  -----------  -----------  -----------

          Operating costs and expenses              107,224      101,115      220,734      201,825
                                                 -----------  -----------  -----------  -----------

Operating income                                     43,048       29,464       90,299       78,954

Interest income and other                             5,303        5,407       11,089        9,767
Interest expense                                     (3,496)      (3,437)      (6,987)      (6,912)
                                                 -----------  -----------  -----------  -----------

Income before provision for taxes on income          44,855       31,434       94,401       81,809

Provision for taxes on income                        13,905       10,216       30,007       28,099
                                                 -----------  -----------  -----------  -----------

Net income                                       $   30,950   $   21,218   $   64,394   $   53,710
                                                 ===========  ===========  ===========  ===========

Net income per share                             $     0.38   $     0.27   $     0.79   $     0.68
                                                 ===========  ===========  ===========  ===========

Weighted average common and common equivalent
     shares used in computing per share amounts      81,416       79,378       81,371       79,161
                                                 ===========  ===========  ===========  ===========


              (See accompanying Notes to Consolidated Condensed Financial Statements.)


                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                      Sept. 27,    March 29,
                                                                        1997         1997
                                                                     -----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  260,372   $  215,903
    Short-term investments                                              174,241      209,944
    Accounts receivable, net                                             65,985       72,248
    Inventories                                                          54,313       62,367
    Advances for wafer purchases                                         37,000            -
    Deferred income taxes and other current assets                       44,641       41,093
                                                                     -----------  -----------

Total current assets                                                    636,552      601,555

Property, plant and equipment, at cost                                  163,096      154,443
Accumulated depreciation and amortization                               (79,381)     (67,863)
                                                                     -----------  -----------
    Net property, plant and equipment                                    83,715       86,580

Restricted investments                                                   36,263       36,257
Investment in joint venture                                             101,116       35,286
Advances for wafer purchases                                             53,000       60,000
Developed technology and other assets                                    25,641       28,015
                                                                     -----------  -----------

                                                                     $  936,287   $  847,693
                                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   27,391   $   16,758
    Accrued payroll, other accrued liabilities and interest payable      31,361       33,282
    Income taxes payable                                                  7,840       10,858
    Deferred income on shipments to distributors                         46,881       36,355
                                                                     -----------  -----------

Total current liabilities                                               113,473       97,253

Long-term debt                                                          250,000      250,000
Deferred tax liabilities                                                 10,753        9,760

Stockholders' equity:
    Preferred stock, $.01 par value                                           -            -
    Common stock, $.01  par value                                           740          733
    Additional paid-in capital                                          123,273      114,530
    Retained earnings                                                   442,275      377,881
    Treasury Stock, at cost                                                   -       (1,847)
    Cumulative translation adjustment                                    (4,227)        (617)
                                                                     -----------  -----------

                Total stockholders' equity                              562,061      490,680
                                                                     -----------  -----------

                                                                     $  936,287   $  847,693
                                                                     ===========  ===========


           (See accompanying Notes to Consolidated Condensed Financial Statements.)



                                 XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                                                           Six Months Ended
                                                                                        Sept. 27,    Sept. 28,
                                                                                          1997         1996
                                                                                       -----------  -----------

Cash flows from operating activities:
    Net income                                                                         $   64,394   $   53,710
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                               15,768       12,770
               Undistributed earnings of joint venture                                     (1,028)        (408)
               Changes in assets and liabilities:
                       Accounts receivable                                                  6,263       12,153
                       Inventories                                                          8,054      (15,206)
                       Deferred income taxes and other                                      6,752       (1,041)
                       Accounts payable, accrued liabilities and income taxes payable       5,694       16,768
                       Deferred income on shipments to distributors                        10,526        1,620
                                                                                       -----------  -----------
                               Total adjustments                                           52,029       26,656
                                                                                       -----------  -----------
                                    Net cash provided by operating activities             116,423       80,366

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                               (234,495)    (178,216)
    Proceeds from sale or maturity of short-term available-for-sale investments           270,154      135,134
    Purchases of restricted held-to-maturity investments                                  (36,136)     (36,109)
    Proceeds from maturity of restricted held-to maturity investments                      36,130       36,092
    Advances for wafer purchases                                                          (30,000)     (30,000)
    Property, plant and equipment                                                         (10,556)     (17,151)
    Investment in joint venture                                                           (67,422)           -
                                                                                       -----------  -----------
                                     Net cash used in investing activities                (72,325)     (90,250)

Cash flows from financing activities:
    Acquisition of Treasury Stock                                                         (15,164)           -
    Principal payments on capital lease obligations                                             -         (478)
    Proceeds from issuance of common stock                                                 15,535       13,550
                                                                                       -----------  -----------
                                     Net cash provided by financing activities                371       13,072
                                                                                       -----------  -----------
Net increase in cash and cash equivalents                                                  44,469        3,188

Cash and cash equivalents at beginning of period                                          215,903      110,893
                                                                                       -----------  -----------

Cash and cash equivalents at end of period                                             $  260,372   $  114,081
                                                                                       ===========  ===========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                     $   10,252   $    4,345
    Issuance of Treasury Stock under employee stock plans                                  17,011            -
    Receipts against advances for wafer purchases                                               -        8,963

Supplemental disclosures of cash flow information:
    Interest paid                                                                           6,480        6,068
    Income taxes paid                                                                  $   26,087   $   22,773


                    (See accompanying Notes to Consolidated Condensed Financial Statements.)




                                 XILINX, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. ("Xilinx" or the "Company") consolidated financial statements for the year ended March 29, 1997. The balance sheet at March 29, 1997 is derived from audited financial statements, although certain prior period amounts have been reclassified to conform to the fiscal 1998 presentation. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the six-month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending March 28, 1998.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at September 27, 1997 and March 29, 1997 are as follows:



                                   September 27,    March 29,
                                        1997          1997
                                   --------------  ----------

                  Raw materials    $        5,915  $    4,952
                  Work-in-process          23,754      30,898
                  Finished goods           24,644      26,517
                                   --------------  ----------
                                   $       54,313  $   62,367
                                   ==============  ==========


3. The Company, United Microelectronics Corporation ("UMC") and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. ("USI"). In July 1997, the Company invested additional equity of $67.4 million in USI. The Company will retain its 25% equity ownership in the joint venture. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt during the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of "basic" net income per share, which will exclude the dilutive effect of stock options. The restated calculations of basic net income per share for the second quarter and first six months of fiscal 1998 result in net income per share of $0.42 and $0.87 respectively. Fiscal 1997's comparable periods resulted in net income per share of $0.29 and $0.74, respectively. A calculation of "diluted" net income per share will also be required. However, this calculation is not expected to differ materially from the primary net income per share amounts reported for the periods presented.

5. The Company is currently involved in patent litigation with Altera Corporation (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to Altera's claims, is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

6. Subsequent to September 27, 1997, the Company entered into a lease agreement for a facility to be built on property adjacent to the Company's corporate facilities. Building construction and occupancy is expected to be completed in calendar 1998. Upon signing the lease agreement, the Company paid the lessor $31.3 million for prepaid rent and an option to purchase. The rent prepayment covers one full year, and was discounted to its present value. Additionally, the Company can exercise the lease agreement's purchase option between the sixth and twelfth month following the commencement date of the lease term. If the Company elects to exercise the option, the prepaid purchase option will be considered payment in full. However, if the Company decides not to exercise the purchase option, the prepaid option will be returned without interest at the end of the first year lease.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion contains forward-looking statements which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Risk Factors".


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1997


Revenues
--------

Revenues for the second quarter of fiscal 1998 were $150.3 million, which represented a $19.7 million, or 15.1%, increase from the corresponding period of fiscal 1997. In addition, revenues for the first six months of fiscal 1998 were $311.0 million, up 10.8% from the corresponding period of 1997. The revenue increase during the second quarter of fiscal 1998 as compared to the same quarter in the prior year was primarily attributable to increases in the volume of shipments relating to each of the Company's XC4000, XC4000X (which includes the Company's XC4000EX and XC4000XL devices) and XC5200 field programmable gate array ("FPGA") product families. The XC4000, XC4000X and XC5200 integrated circuits represented 60.2% of aggregate revenues in the second quarter of fiscal 1998 as compared to 51.5% of aggregate revenues in the comparable quarter of the prior fiscal year. The year to year percentage increase was primarily due to the growth in the Company's XC4000EX and XC4000XL devices. These high density devices were shipped in volume in the third quarter of fiscal 1997 and in the first quarter of fiscal 1998, respectively, and together represented $11.7 million during the second quarter of fiscal 1998. In comparison to the immediately preceding quarter, the 133.0% sequential growth in revenues achieved by the Company's XC4000X products only partially offset the decline in revenues and unit volumes for the Company's older XC4000 products. Revenues for the XC4000 family decreased $12.3 million, or 16.5%, in comparison to the first quarter of fiscal 1998. The decrease from the first quarter of fiscal 1998 is a function of the slowing requirements for these mature products and the increasing demand for the functionality and performance provided by the higher density XC4000X products. Total revenues in the second quarter of fiscal 1998 as compared to the immediately preceding quarter decreased $10.5 million, or 6.5%, and were adversely impacted by a general slowdown in the global CMOS programmable logic industry, a seasonal slowdown in Europe, reduced demand for the Company's mature FPGA products, distributor inventory balancing and continued decreases in selling prices.

Revenues for the Company's XC2000, XC3000 and XC3100 product families, represented 26.7% of aggregate revenues in the second quarter of fiscal 1998, compared to 36.8% of aggregate revenues during the comparable quarter of the prior fiscal year. The decrease is a function of the slowing requirements for these products and the increasing demand for the functionality and performance provided by the Company's higher density FPGA devices.

Other products, consisting primarily of the complex programmable logic device ("CPLD") families, HardWire Arrays and serial proms, represented 13.1% of aggregate revenues in the second quarter of fiscal 1998 compared to 11.7% of aggregate revenues for the comparable quarter of the prior year. Proprietary products constituted 94.4% of revenues for the second quarter of fiscal 1998, as compared to 88.9% in the comparable quarter last year. Additionally, software revenues represented approximately 3% of total revenues for the second quarter of 1998, representing approximately 2200 revenue seats. In the second quarter of fiscal 1997, software revenues represented approximately 3% of total revenues, representing approximately 1100 revenue seats. The increase in revenue seats from the prior year quarter resulted from increased demand for the Company's lower cost, easier to use Foundation Series software, and increased demand in the software utilized to design high volume logic devices, as well as a decrease in average selling prices.

International revenues constituted approximately 37% of total revenues in the second quarter of fiscal 1998 in comparison to approximately 36% in the prior year quarter. International revenues are primarily derived from customers in Europe, Japan and Southeast Asia, which represent approximately 21%, 11% and 5% of the Company's worldwide sales, respectively. Revenue growth in the European, Japanese and Southeast Asian markets was 11.4%, 19.2% and 56.1%, respectively, in the second quarter of 1998 as compared to the second quarter in 1997.

Gross  Margin
-------------

Cost of revenues was $56.0 million, or 37.3% of revenues, and $117.0 million or 37.6% of revenues for the second quarter and first six months of fiscal 1998, respectively. Costs of revenues for the comparable periods of fiscal 1997 were $50.7 million, or 38.8% of revenues, and $104.0 million, or 37.0% of revenues, respectively, excluding the impact of a $5.0 million write-off of the XC8100 product family of one-time programmable antifuse devices (see below). The decrease in the cost of revenues as a percentage of revenues from the prior year second quarter was primarily attributable to ongoing yield improvements and the favorable impact of lower wafer costs, including the impact of favorable movement in the yen exchange rate, partially offset by selling price reductions. In the past, Xilinx has also been able to offset much of the erosion in gross margin percentages on more mature integrated circuits with increased volumes of newer, proprietary, higher margin products. The Company recognizes that ongoing manufacturing cost reductions for its integrated circuits, which assist the Company in its efforts to lower selling prices while maintaining historical margins, represent a significant element in expanding the market for its products. Company management believes that future gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

During the second quarter of fiscal 1997, the Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5.0 million. This charge primarily related to the write-off of inventory and for termination charges related to purchase commitments to foundry partners for work-in-process wafers which had not completed the manufacturing process.

Research  and  Development
--------------------------

Research and development expenditures were $20.0 million for the second quarter and $39.9 million for the first six months of fiscal 1998, or 13.3% and 12.8% of revenues, respectively. The expenditures for the comparable periods in the prior year were $16.7 million and $34.6 million, or 12.8% and 12.3% of revenues, respectively. The 19.1% and 15.3% increase in expenditures over the prior year second quarter and six month periods, respectively, resulted primarily from increased testing of development products and labor-related expenses partially offset by a decline in engineering wafer purchases. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Marketing,  General  and  Administrative
----------------------------------------

Marketing, general and administrative expenses decreased as a percentage of revenue from 22.0% and 20.7% of revenues, or $28.7 million and $58.3 million, respectively, during the second quarter and first six months of fiscal 1997 to 20.8% and 20.5% of revenues, or $31.2 million and $63.9 million, respectively, during the second quarter and first six months of fiscal 1998. These expenses have increased in amount primarily as a result of increased staffing and labor-related expenses as well as increased legal costs. The Company remains committed to controlling administrative expenses and believes that most of these expenses should grow at a lower rate than revenue growth. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of general and administrative expenses in the future.


Operating  Income
-----------------

Operating income of $43.0 million, or 28.6% of revenues, was generated during the second quarter of fiscal 1998, an increase of 46.1% from the $29.5 million or 22.6% of revenues, for the prior year comparable period. Excluding the impact of the $5.0 million non-recurring write-off of the XC8100 product family in the second quarter of fiscal 1997, the second quarter of fiscal 1998 operating income increased 24.9% from $34.5 million, or 26.4% of revenues. In addition, operating income for the first six months of fiscal 1998 increased 14.4% to $90.3 million, or 29.0% of revenues, from $79.0 million or 28.1% of revenues in the comparable fiscal 1997 period. Excluding the impact of the $5.0 million non-recurring write-off, the first six months of fiscal 1998 operating income was 7.6% higher than the operating income for the comparable prior year period. The increase in operating income in the second quarter of 1998 compared to the second quarter of 1997 is primarily a result of the 15.1% revenue growth, the impact of the non-recurring write-off and lower growth in marketing, general and administrative expenses. Operating income as a percentage of revenues could be adversely impacted in future years by the factors noted under "Risk Factors".

Interest  and  Other,  net
--------------------------

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

The Company also records 25% of the net income of United Silicon Inc. ("USI"), a wafer fabrication joint venture in which the Company participates, as joint venture equity income. To date, USI's net income has resulted primarily from interest earned on its investment portfolio. The Company expects that as the USI wafer fabrication facility begins to ramp up operations over the next year the Company may incur joint venture equity losses.

Net interest and other income was relatively constant in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. For the first six months of fiscal 1998, net interest income was up $1.2 million to $4.1 million as compared to the prior year six-month period. The increased interest and other income for the first six months of fiscal 1998 over the prior year period is primarily attributable to joint venture equity income. As a result of the difference in interest income and expense yields, future uses of the Company's investment portfolio and operating results for USI, levels of net interest and other income could decrease in the future.

Provision  for  Income  Taxes
-----------------------------

The Company recorded a tax provision of $13.9 million (31.0% of income before taxes) for the second quarter of fiscal 1998 as compared to $10.2 million (32.5% of income before taxes) in the comparable prior year period. For the first six months of fiscal 1998 the Company recorded a provision of $30.0 million (31.8% of income before taxes) as compared to $28.1 million (34.3% of income before taxes) for the first six months of fiscal 1997. The lower tax rate for the first six months of fiscal 1998 is primarily due to legislation extending the R&D Tax Credit as well as increased profits in foreign operations.


RISK  FACTORS

The  following  risk  factors  are  associated  with  the  Company's business:

Factors  Affecting  Future  Operating  Results
----------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers'
demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely impact the Company's financial condition and results of operations. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are much less reliable predictors of the future than is the case in many older, more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

The semiconductor industry has historically been cyclical and subject to, at various times, significant economic downturns characterized by diminished product demand, limited visibility to demand for products further out than three to six months, accelerated erosion of average selling prices and overcapacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

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

Sales and operations outside of the United States subject the Company to risks associated with conducting business in foreign economic and regulatory environments. The Company's financial condition and results of operations could be adversely impacted by unfavorable economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries. Additionally, risks include government regulation of exports, tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, and generally longer receivable collection periods. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of the Company's products in the future or what, if any, effect such actions would have on the Company's financial condition and results of operations.

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

Dependence  Upon  Independent  Manufacturers
--------------------------------------------

The Company does not manufacture the wafers used for its products. During the past two years, most of the Company's wafers have been manufactured by Seiko Epson Corporation ("Seiko Epson") and United Microelectronics Corporation ("UMC"). The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced process technologies. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers/subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have a material adverse effect on the Company's financial condition and results of operations.

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

Litigation
----------

The  Company is currently engaged in patent litigation with Altera Corporation
("Altera").    See  "Legal  Proceedings"  in  Part  II.

Dependence  on  New  Products
-----------------------------

The  Company's  future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced process technologies, achievement of acceptable yields, availability of supporting design software and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to the Company's mature FPGA products are expected to continue to decline in the future as a percentage of aggregate revenues, and the Company will be increasingly dependent on revenues derived from newer product generation FPGAs, other existing products and future generation products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be adversely affected.

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



FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at September 27, 1997 remained strong. Total current assets exceeded total current liabilities by 5.6 times, compared to 6.2 times at March 29, 1997. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flow from operations during the first six months of fiscal 1998. As of September 27, 1997, the Company had cash, cash equivalents and short-term investments of $434.6 million and working capital of $523.1 million. Cash generated by operations of $116.4 million for the first six months of fiscal 1998 was $36.1 million higher than the $80.4 million generated for the first six months of fiscal 1997. The increase in cash generated by operations during the first six months of fiscal 1998 over the comparable fiscal 1997 period resulted primarily from the favorable cash flow impact of net income, changes in deferred income on shipments to distributors and reduced inventories, which were partially offset by the unfavorable cash flow impact of changes in accounts payable, accrued liabilities and income taxes payable.

Cash flows used for investing activities for the six months ended September 27, 1997, included an additional equity investment of $67.4 million in the USI joint venture (see Note 3 of Notes to Consolidated Condensed Financial Statements), a $30.0 million advance to Seiko Epson for wafer purchases, and $10.6 million of property, plant and equipment acquisitions, which were partially offset by the net maturities of $35.7 million in short-term investments. In the first six months of fiscal 1997, investing activities used funds for an advance to Seiko Epson for wafer purchases of $30.0 million, in addition to net purchases of $43.1 million in short-term investments, and acquisitions in property, plant and equipment of $17.2 million. Capital additions in the first six months of fiscal 1998 decreased $6.6 million from the comparable fiscal 1997 period, primarily due to reduced expenditures relating to the Company's facility constructed last year in Boulder, Colorado.

Net cash flows provided by financing activities were $0.4 million in the first six months of fiscal 1998 as the proceeds from the issuance of common stock under employee stock plans of $15.5 million were almost completely offset by the acquisition of Treasury Stock during the six month period of $15.2 million. For the comparable fiscal 1997 period, financing activities included $13.6 million in proceeds from issuance of common stock under corporate stock plans.

Stockholders' equity increased by $71.4 million at September 27, 1997, principally as a result of the net income for the six months ended September 27, 1997. In addition, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options contributed to the increase in equity, which was partially offset by the foreign exchange cumulative translation adjustment in the period. The increase during the first six months of fiscal 1998 of $3.6 million in the cumulative translation adjustment resulted primarily from changes in the exchange rate of the New Taiwan dollar and the resulting impact on the USI financial statements upon translation from New Taiwan dollars into U.S. dollars.

The Company has available credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At September 27, 1997, no borrowings were outstanding under the lines of credit.

In July 1997, the Company invested additional equity of $67.4 million towards the construction of the USI wafer fabrication facility in Taiwan. UMC has committed to supply the Company with wafers manufactured in an existing facility until capacity is available in the new facility. Subsequent to September 27, 1997, a fire occurred at a UMC related facility. The Company currently does not anticipate that this event will have an adverse effect on its ability to obtain wafers from UMC in the near future, nor that this event will adversely impact the USI joint venture, although there can be no assurance of this.

In addition, during the second quarter of fiscal 1997, the Company entered into an agreement with Seiko Epson. The agreement provides for an advance to Seiko Epson of up to $200.0 million to be used in the construction of a wafer fabrication facility in Japan. Through September 27, 1997, the Company has advanced a total of $90.0 million to Seiko Epson under the agreement. Additional $30.0 million installments are currently scheduled for November 1, 1997 and February 1, 1998 or upon the start of mass production, whichever is later. The final installment for the advance payment of $50.0 million is due on or after the later of April 1, 1998 or the date the outstanding balance of the advance payment is less than $125.0 million, as a function of wafer deliveries against the amounts advanced. In addition to the advance payments, the Company may also provide further funding to Seiko Epson in the amount of $100.0 million. This additional funding would be paid after the final installment of the advance and the form of the additional funding will be negotiated at that time.


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



Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings


On June 7, 1993, the Company filed suit against Altera Corporation ("Altera") in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery has been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. In October 1997, the Court held a hearing with respect to construction of the claims of the various patents in suit. The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.


Item 4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 7, 1997.


(a)         Election of directors
                                              Votes For     Votes Withheld
                                              ----------    --------------
            Bernard V. Vonderschmitt          65,959,933     831,136
            Willem P. Roelandts               66,354,782     436,287
            John L. Doyle                     66,317,244     473,825
            Philip T. Gianos                  66,332,609     458,460
            William G. Howard, Jr.            66,350,052     441,017

(b)         To ratify and approve the Company's 1997 Stock Option Plan.

            For         Against     Abstain   No Vote
            ----------  ----------  -------   ---------
            44,112,354  16,290,413  564,893   5,823,409

(c) To ratify and approve an amendment to the Company's 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares.

            For         Against    Abstain  No Vote
            ----------  ---------  -------  ---------
            59,295,963  1,524,118  147,579  5,823,409


(d) To ratify and approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 200,000,000 to 300,000,000 shares.


            For          Against   Abstain  No Vote
            ----------  ---------  -------  -------
            64,476,331  2,162,711  152,027       --


(e) To ratify the appointment of Ernst & Young LLP as independent
Auditors of  the  Company  for  the  fiscal  year  ended  March  28,  1998.


            For         Against  Abstain  No Vote
            ----------  -------  -------  -------
            66,672,104   45,652   73,313       --



Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibit 10.17: Lease dated October 8, 1997 for an additional
                           Facility on Logic Drive, San Jose, California
            Exhibit 11:    Statement of Computation of Net Income Per Share
            Exhibit 12: Statement of Computation of Ratio of Earning to Fixed Charges

(b)         Reports on Form 8-K - None



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date  November 7, 1997        XILINX, INC.
     ------------------       ---------------------
                              /s/ Gordon M. Steel
                              ---------------------
                              Gordon M. Steel
                              Senior Vice President of Finance and
                              Chief Financial Officer
                              (as principal accounting and financial officer
                              and on behalf of Registrant)