Form 10-Q
period 1997-12-27
XILINX INC
filed 1998-02-05
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(Mark  One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 27, 1997   or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to ________.


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
                    YES [  X  ]                NO  [     ]






 Class                               Shares Outstanding at December 27, 1997
 -----                               ---------------------------------------
 Common Stock, $.01 par value            74,236,791



Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                                 XILINX, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands except per share amounts)


                                                 Three Months Ended      Nine Months Ended
                                                Dec. 27,    Dec. 28,    Dec. 27,    Dec. 28,
                                                  1997        1996        1997        1996
                                               ----------  ----------  ----------  ----------

Net revenues                                   $ 148,735   $ 135,587   $ 459,768   $ 416,366

Costs and expenses:
     Cost of revenues                             55,668      52,156     172,622     156,139
     Write-off of discontinued product family          -           -           -       5,000
     Research and development                     19,536      17,698      59,424      52,283
     Marketing, general and administrative        32,460      28,830      96,352      87,087
                                               ----------  ----------  ----------  ----------

          Operating costs and expenses           107,664      98,684     328,398     300,509
                                               ----------  ----------  ----------  ----------

Operating income                                  41,071      36,903     131,370     115,857

Interest income and other                          4,425       5,353      15,514      15,121
Interest expense                                  (3,487)     (3,407)    (10,474)    (10,320)
                                               ----------  ----------  ----------  ----------

Income before provision for taxes on income
  and equity in joint venture                     42,009      38,849     136,410     120,658

Provision for taxes on income                     13,023      12,626      43,030      40,725
                                               ----------  ----------  ----------  ----------

Income before equity in joint venture             28,986      26,223      93,380      79,933

Equity in net income of joint venture              2,614           -       2,614           -
                                               ----------  ----------  ----------  ----------

Net income                                     $  31,600   $  26,223   $  95,994   $  79,933
                                               ==========  ==========  ==========  ==========

Net income per share:
      Basic                                    $    0.43   $    0.36   $    1.30   $    1.10
                                               ==========  ==========  ==========  ==========
      Diluted                                  $    0.40   $    0.33   $    1.19   $    1.01
                                               ==========  ==========  ==========  ==========

Common shares used in computing Basic net
  income per share amounts                        74,196      72,931      73,871      72,653
                                               ==========  ==========  ==========  ==========
Common and equivalent shares used in computing
  Diluted net income per share amounts            79,248      79,791      80,663      79,371
                                               ==========  ==========  ==========  ==========


   (See accompanying Notes to Consolidated Condensed Financial Statements.)


                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                           Dec. 27,    March 29,
                                                                             1997        1997
                                                                          ----------  -----------
ASSETS

Current assets:
    Cash and cash equivalents                                             $ 244,079   $  215,903
    Short-term investments                                                  173,480      209,944
    Accounts receivable, net                                                 63,802       72,248
    Inventories                                                              54,605       62,367
    Advances for wafer purchases                                             55,000            -
    Deferred income taxes and other current assets                           48,755       41,093
                                                                          ----------  -----------

Total current assets                                                        639,721      601,555

Property, plant and equipment, at cost                                      165,518      154,443
Accumulated depreciation and amortization                                   (82,287)     (67,863)
                                                                          ----------  -----------
    Net property, plant and equipment                                        83,231       86,580

Restricted investments                                                       36,745       36,257
Investment in joint venture                                                  91,850       35,286
Advances for wafer purchases                                                 65,000       60,000
Developed technology and other assets                                        50,300       28,015
                                                                          ----------  -----------

                                                                          $ 966,847   $  847,693
                                                                          ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $  25,042   $   16,758
    Accrued payroll, other accrued liabilities and interest payable          24,210       33,282
    Income taxes payable                                                     22,868       10,858
    Deferred income on shipments to distributors                             49,244       36,355
                                                                          ----------  -----------

Total current liabilities                                                   121,364       97,253

Long-term debt                                                              250,000      250,000
Deferred tax liabilities                                                     11,228        9,760

Stockholders' equity:
    Preferred stock, $.01 par value                                               -            -
    Common stock, $.01  par value                                               742          733
    Additional paid-in capital                                              129,797      114,530
    Retained earnings                                                       473,875      377,881
    Treasury stock, at cost                                                  (4,054)      (1,847)
    Cumulative translation adjustment                                       (16,105)        (617)
                                                                          ----------  -----------

                Total stockholders' equity                                  584,255      490,680
                                                                          ----------  -----------

                                                                          $ 966,847   $  847,693
                                                                          ==========  ===========

(See accompanying Notes to Consolidated Condensed Financial Statements.)



                              XILINX, INC.
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
            Increase (decrease) in cash and cash equivalents
                             (in thousands)
                                                                                         Nine Months Ended
                                                                                        Dec. 27,    Dec. 28,
                                                                                          1997        1996
                                                                                       ----------  ----------
Cash flows from operating activities:
    Net income                                                                         $  95,994   $  79,933
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                              24,822      20,195
               Undistributed earnings of joint venture                                    (3,642)       (938)
               Changes in assets and liabilities:
                       Accounts receivable                                                 8,446      10,979
                       Inventories                                                         7,762     (21,908)
                       Deferred income taxes and other                                     8,114       1,607
                       Accounts payable, accrued liabilities and income taxes payable     11,222       7,044
                       Deferred income on shipments to distributors                       12,889      (8,221)
                                                                                       ----------  ----------
                               Total adjustments                                          69,613       8,758
                                                                                       ----------  ----------
                                    Net cash provided by operating activities            165,607      88,691

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                              (281,860)   (209,111)
    Proceeds from sale or maturity of short-term available-for-sale investments          318,241     240,650
    Purchases of restricted held-to-maturity investments                                 (36,136)    (36,097)
    Proceeds from sale or maturity of restricted held-to maturity investments             35,648      36,092
    Advances for wafer purchases                                                         (60,000)    (60,000)
    Property, plant and equipment                                                        (17,947)    (22,300)
    Investment in joint venture                                                          (67,422)          -
    Deposit on building                                                                  (28,351)          -
                                                                                       ----------  ----------
                                     Net cash used in investing activities              (137,827)    (50,766)

Cash flows from financing activities:
    Acquisition of Treasury stock                                                        (22,682)    (15,729)
    Principal payments on capital lease obligations                                            -        (779)
    Proceeds from issuance of common stock                                                23,078      22,693
                                                                                       ----------  ----------
                                     Net cash provided by financing activities               396       6,185
                                                                                       ----------  ----------
Net increase in cash and cash equivalents                                                 28,176      44,110

Cash and cash equivalents at beginning of period                                         215,903     110,893
                                                                                       ----------  ----------

Cash and cash equivalents at end of period                                             $ 244,079   $ 155,003
                                                                                       ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                     $  12,723   $   5,484
    Issuance of Treasury stock under employee stock plans                                 20,475      15,511
    Receipts against advances for wafer purchases                                              -       9,035

Supplemental disclosures of cash flow information:
    Interest paid                                                                         13,195      12,561
    Income taxes paid                                                                  $  26,489   $  26,416


(See accompanying Notes to Consolidated Condensed Financial Statements.)


                               XILINX, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. ("Xilinx" or the "Company") consolidated financial statements for the year ended March 29, 1997. The balance sheet at March 29, 1997 is derived from audited financial statements, although certain prior period amounts have been reclassified to conform to the fiscal 1998 presentation. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the nine-month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending March 28, 1998.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at December 27, 1997 and March 29, 1997 are as follows:



                                   December 27,    March 29,
                                       1997           1997
                                   -------------  ----------

                  Raw materials    $       5,880  $    4,952
                  Work-in-process         25,713      30,898
                  Finished goods          23,012      26,517
                                   -------------  ----------
                                   $      54,605  $   62,367
                                   =============  ==========


3. In October 1997, the Company entered into a lease agreement for a facility to be built on property adjacent to the Company's corporate facilities. Building construction and occupancy is expected to be completed in calendar 1998. Upon signing the lease agreement, the Company paid the lessor $31.3 million for prepaid rent and an option to purchase the facility. The rent prepayment covers one year and was discounted to its present value. Additionally, the Company can exercise the lease agreement's purchase option between the sixth and twelfth month following the commencement date of the lease term. If the Company elects to exercise the option, the prepaid purchase option will be considered payment in full. However, if the Company decides not to exercise the purchase option, the prepaid option will be returned without interest at the end of the first year lease.

4. The Company, United Microelectronics Corporation ("UMC") and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. ("USIC"). In fiscal 1998, the Company invested additional equity of $67.4 million in USIC in which the Company now holds a 25% equity ownership. UMC has committed to supply and is currently supplying the Company with wafers manufactured in an existing facility until capacity is available in the new facility.

The Company records 25% of the net income of USIC as joint venture equity income. To date, USIC's net income has resulted primarily from favorable exchange gains on its foreign currency investments as well as interest earned on its investment portfolio. Net joint venture equity income for the third quarter of fiscal 1998 was $2.6 million. This amount was largely attributable to foreign exchange gains incurred by USIC relating to its US dollar denominated investments. All prior period amounts were immaterial and remain classified as "Interest income and other".

5.         In May 1996 the Company entered into an agreement with Seiko Epson.
This agreement was amended in December 1997 and now provides for an advance to Seiko Epson of $150.0 million to be used in the construction of a wafer fabrication facility in Japan. Through December 27, 1997, the Company has advanced a total of $120.0 million to Seiko Epson under the agreement. The final installment of $30.0 million was paid on February 2, 1998.

6. During the quarter ended December 27, 1997, the Company adopted the Financial Accounting Standards Board's Statement No. 128, Earnings per Share. The new standard requires the Company to change the method used to compute net income per share and to restate all prior periods. The new requirement includes a calculation of "basic" net income per share, which excludes the dilutive effect of stock options. The calculations of basic and diluted net income per share for the third quarter and first nine months of fiscal 1998 and fiscal 1997 are shown below.


(in thousands except per share amounts)   Three Months Ended     Nine Months Ended
                                          Dec. 27,   Dec. 28,   Dec. 27,   Dec. 28,
                                            1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------
BASIC
Weighted average number of
     common shares outstanding               74,196     72,931     73,871     72,653
                                          =========  =========  =========  =========
Net income                                $  31,600  $  26,223  $  95,994  $  79,933
                                          =========  =========  =========  =========
Net income per share                      $    0.43  $    0.36  $    1.30  $    1.10
                                          =========  =========  =========  =========

DILUTED
Weighted average number of
     common shares outstanding               74,196     72,931     73,871     72,653
Incremental common shares
     attributable to outstanding options      5,052      6,860      6,792      6,718
                                          ---------  ---------  ---------  ---------
Total shares                                 79,248     79,791     80,663     79,371
                                          =========  =========  =========  =========
Net income                                $  31,600  $  26,223  $  95,994  $  79,933
                                          =========  =========  =========  =========
Net income per share                      $    0.40  $    0.33  $    1.19  $    1.01
                                          =========  =========  =========  =========


The shares issuable upon conversion of long-term debt to equity, approximately
4.9 million shares, are not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately
3.4 million and 1.0 million shares, for the third quarter of fiscal 1998 and 1997, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

7. The Company is currently involved in patent litigation with Altera Corporation (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to Altera's claims, is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Risk Factors".


RESULTS  OF  OPERATIONS   - THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1998
COMPARED  TO  THE  THIRD  QUARTER  AND  FIRST  NINE  MONTHS  OF  FISCAL  1997


Revenues
--------

Revenues for the third quarter of fiscal 1998 were $148.7 million, which represented a $13.1 million, or 9.7%, increase from the corresponding period of fiscal 1997. In addition, revenues for the first nine months of fiscal 1998 were $459.8 million, up 10.4% from the corresponding period of 1997. The revenue increase during the third quarter of fiscal 1998, as compared to the comparable quarter of fiscal 1997, was primarily attributable to increased demand for the Company's XC4000X product family, which includes revenues from the XC4000EX and XC4000XL devices, as well as the XC5200 and XC9500 product families. The increase was offset primarily by reduced demand for the Company's XC3000 and XC4000 families. The XC4000X and XC9500 devices, which constitute the Company's newest product families, represented 13.0% of revenues during the third quarter of fiscal 1998 as compared to 1.7% in the comparable quarter in the prior year.

Revenues relating to first generation products, which include the XC2000, XC3000 and XC3100 product families, represented 26.1% and 26.6% of total revenues during the third quarter and first nine months of fiscal 1998, respectively, as compared to 31.4% and 33.4% of total revenues during the third quarter and first nine months of fiscal 1997, respectively. Revenues relating to second generation products, which include the XC4000, XC4000X, XC5200 and XC6200 product families, represented 56.8% and 57.5% of total revenues during the third quarter and first nine months of fiscal 1998, respectively, as compared to 53.0% and 51.7% of total revenues during the third quarter and first nine months of fiscal 1997, respectively. The increase in revenues relating to second generation products is primarily a function of the decreasing requirements for first generation products and the increasing demand for the functionality and performance provided by devices within the second generation product families. Additionally, within the second generation products, demand is increasing for the newer product family members, including the XC4000X devices, and decreasing for mature devices, including the XC4000 product family.

Revenues relating to other products, which include HardWire, serial proms and the XC7000 and XC9500 product families, represented 14.1% and 13.1% of total revenues during the third quarter and first nine months of fiscal 1998, respectively, as compared to 12.2% and 11.7% of total revenues during the third quarter and first nine months of fiscal 1997, respectively. Additionally, software revenues represented approximately 3% of total revenues for both the third quarter and first nine month periods of both fiscal 1998 and fiscal 1997. Software revenues include the sale of approximately 4000 revenue seats for the third quarter of fiscal 1998 as compared to approximately 1300 revenue seats for the comparable period in the prior fiscal year. The increase in revenue seats resulted primarily from increased demand for the Company's lower cost, easier to use Foundation Series software introduced in April 1996, as well as increased demand for the software utilized to design high volume logic devices. The percentage increase in software revenues was less than the proportional increase in software revenue seats due primarily to the change in the sales mix towards lower priced products.

International  revenues constituted approximately 38% of total revenues in the
third  quarter  of  both  fiscal  1998  and  fiscal  1997.    Additionally,
international revenues were approximately 38% of total revenues for the first nine months of fiscal 1998 as compared to approximately 37% for the prior year
comparable  period.    International  revenues  are  primarily  derived  from
customers in Europe, Japan and Southeast Asia/Rest of World, which represented approximately 22%, 10% and 6% of the Company's worldwide sales, respectively in the December quarter. Revenue growth in the European and Southeast Asian/Rest of World markets was 13.6% and 38.5%, respectively, in the third quarter of 1998 as compared to the third quarter in 1997. When comparing revenues in Japan over the same periods, yen denominated revenues increased approximately 4% but were adversely impacted by the change in exchange rates relative to the prior year period, resulting in an overall decline of approximately 4% in US dollar equivalent revenues.

Gross  Margin
-------------

Costs of revenues were $55.7 million, or 37.4% of revenues, and $172.6 million, or 37.5% of revenues, for the third quarter and first nine months of fiscal 1998, respectively. Costs of revenues for the comparable periods of fiscal 1997 were $52.2 million, or 38.5% of revenues, and $156.1 million, or 37.5% of revenues, respectively, excluding the impact of the $5.0 million non-recurring write-off of the XC8100 product family in the second quarter of fiscal 1997. The decrease in the cost of revenues as a percentage of revenues from the prior year third quarter was primarily attributable to ongoing yield improvements and the favorable impact of lower wafer costs, including the impact of favorable movements in the yen exchange rate, partially offset by selling price reductions. Historically, Xilinx has been able to offset much of the erosion in gross margin percentages on more mature integrated circuits with increased volumes of newer, proprietary, higher margin products, although there can be no assurance that this will occur in future periods. The Company recognizes that ongoing manufacturing cost reductions for its integrated circuits, which assist the Company in its efforts to lower selling prices while maintaining historical margins, represent a significant element in expanding the market for its products. Company management believes that future gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

Research  and  Development
--------------------------

Research and development expenditures were $19.5 million for the third quarter and $59.4 million for the first nine months of fiscal 1998, or 13.1% and 12.9% of revenues, respectively. The expenditures for the comparable periods in the prior year were $17.7 million and $52.3 million, or 13.1% and 12.6% of revenues, respectively. The 10.4% and 13.7% increase in expenditures over the prior year third quarter and nine month periods, respectively, resulted primarily from increased testing of products in development and labor-related expenses partially offset by a decline in engineering wafer purchases. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace.

Marketing,  General  and  Administrative
----------------------------------------

Marketing, general and administrative expenses increased as a percentage of revenue to 21.8% and 21.0% of revenues, or $32.5 million and $96.4 million, respectively, during the third quarter and first nine months of fiscal 1998, up from 21.3% and 20.9% of revenues, or $28.8 million and $87.1 million, respectively, during the third quarter and first nine months of fiscal 1997. These expenses have increased in percentage and amount primarily as a result of increased staffing and labor-related expenses as well as increased legal costs. The Company remains committed to controlling administrative expenses and believes that, over time, most of these expenses should grow at a lower rate than revenue growth, although there can be no assurance that the Company will be successful in achieving these strategies. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of general and administrative expenses in the future.

Operating  Income
-----------------

Operating income of $41.1 million, or 27.6% of revenues, was generated during the third quarter of fiscal 1998, an increase of 11.3% from the $36.9 million or 27.2% of revenues, for the comparable prior year period. In addition, operating income for the first nine months of fiscal 1998 increased 13.4% to $131.4 million, or 28.6% of revenues, from $115.9 million or 27.8% of revenues in the comparable fiscal 1997 period. Excluding the impact of the $5.0 million non-recurring write-off of the discontinued product family, for the first nine months of fiscal 1998 operating income was 8.7% higher than the operating income for the comparable prior year period. This increase in operating income in the third quarter of 1998 compared to the third quarter of 1997 is primarily a result of the 9.7% revenue growth and the level of all other expenses. Operating income as a percentage of revenues could be adversely impacted in future years by the factors noted under "Risk Factors".

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

Net interest and other income declined in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily due to decreased interest  income  resulting  from  lower  investment portfolio balances and to separate disclosure of joint venture equity income beginning in the third quarter of fiscal 1998. See additional information under "Joint Venture Equity Income". For the first nine months of fiscal 1998, net interest and other income was consistent with the comparable prior year period. As a result of the difference in interest income and expense yields and future uses of the Company's investment portfolio, levels of net interest and other income could decrease in the future.

Provision  for  Income  Taxes
-----------------------------

The Company recorded a tax provision of $13.0 million (31.0% of income before taxes and equity in joint venture) for the third quarter of fiscal 1998 as compared to $12.6 million (32.5% of income before taxes and equity in joint venture) in the comparable prior year period. For the first nine months of fiscal 1998 the Company recorded a provision of $43.0 million (31.5% of income before taxes and equity in joint venture) as compared to $40.7 million (33.8% of income before taxes and equity in joint venture) for the first nine months of fiscal 1997. The lower tax rate for the first nine months of fiscal 1998 is primarily due to legislation extending the R&D tax credit as well as increased profits in foreign operations.

Joint  Venture  Equity  Income
------------------------------

The Company records 25% of the net income of United Silicon Inc. ("USIC"), a wafer fabrication joint venture located in Taiwan, as joint venture equity income. To date, USIC's net income has resulted primarily from favorable exchange gains on its foreign currency investments as well as interest earned on its investment portfolio. Net joint venture equity income for the third quarter of fiscal 1998 was $2.6 million. This amount was largely attributable to foreign exchange gains incurred by USIC relating to its US dollar denominated investments. All prior period amounts were immaterial and remain classified in "Interest income and other". The Company expects to incur joint venture equity losses as the USIC wafer fabrication facility begins to ramp up production, as many of the expenses associated with full foundry operation will be incurred in the early stages of limited production. The Company expects that profitability will occur, if at all, only after a sufficient volume of wafer production is obtained.

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

The semiconductor industry has historically been cyclical and subject to, at various times, significant economic downturns characterized by diminished product demand, limited visibility to demand for products further out than three to nine months, accelerated erosion of average selling prices and overcapacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

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

Sales and operations outside of the United States subject the Company to risks associated with conducting business in foreign economic and regulatory environments. The Company's financial condition and results of operations could be adversely impacted by unfavorable economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries. Specifically, the Company has sales and operations in the Asian markets. The recent instability in the Asian financial markets appears to have adversely impacted sales and may continue to adversely impact sales in those markets in several ways, including reducing access to sources of capital needed by customers to make purchases and creating exchange rate differentials that may adversely effect the customer's ability to purchase or the Company's ability to sell at competitive prices. In addition, the instability may increase credit risks as the recent weakening of certain Asian currencies may impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial condition and results of operations in the near future.

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

Many of the Company's operations are centered in an area of California that has been seismically active. Should there be a major earthquake in this area, the Company's operations may be disrupted resulting in the inability of the Company to manufacture or ship products in a timely manner, thereby materially adversely affecting the Company's financial condition and results of operations.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of the Company's common stock.

Dependence  Upon  Independent  Manufacturers  and  Subcontractors
-----------------------------------------------------------------

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

The Company's long-term growth will depend in large part on the Company's ability to obtain increased wafer fabrication capacity and assembly services from suppliers. A significant increase in general industry demand or any interruption of supply could reduce the Company's supply of wafers or increase the Company's cost of such wafers, thereby materially adversely affecting the Company's financial condition and results of operations.

In order to secure additional wafer capacity, the Company from time to time considers alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers to secure production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. Although the Company is currently able to obtain wafers from existing suppliers in a timely manner, the Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in satisfaction of customer delivery dates, as well as the ability of the Company to process products for shipment. The Company's future growth will depend in part on its ability to locate and qualify additional suppliers and subcontractors and to increase its own capacity to ship products, and there can be no assurance that the Company will be able to do so. Any increase in these constraints on the Company's production could result in a material adverse impact on the Company's financial condition and results of operations. In this regard, the Company has entered into the USIC joint venture with UMC and other parties to obtain wafer capacity from a new wafer fabrication facility. However, there are many risks associated with the construction of a new facility, and there can be no assurance that such facility will become operational and/or cost effective in a timely manner. In addition, the Company has entered into an agreement with Seiko Epson to obtain additional capacity from a facility currently under construction and expected to provide wafers in calendar 1998. If the Company requires additional capacity and such capacity is unavailable, or unavailable on reasonable terms, the Company's financial condition and results of operations could be materially adversely affected.

Litigation
----------

The  Company is currently engaged in patent litigation with Altera Corporation
("Altera").    See  "Legal  Proceedings"  in  Part  II.

Dependence  on  New  Products
-----------------------------

The Company's future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced process technologies, achievement of acceptable yields, availability of supporting design software and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to the Company's mature products are expected to continue to decline in the future as a percentage of aggregate revenues, and the Company will be increasingly dependent on revenues derived from newer or future product generation devices. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be adversely affected.

Competition
-----------

The Company's field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs) compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and continuous price erosion. The Company expects significantly increased competition both from existing competitors and from a number of companies that may enter its market.

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

Year  2000  Compliance
----------------------

As is the case with most other companies using computers in their operations, the Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, as well as the vendor and customer date-sensitive computerized information electronically transferred to the Company. The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000, which could result in miscalculations, classification errors or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues timely, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at December 27, 1997 remained strong. Total current assets exceeded total current liabilities by 5.3 times, compared to
6.2 times at March 29, 1997. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flows from operations during the first nine months of fiscal 1998. As of December 27, 1997, the Company had cash, cash equivalents and short-term investments of $417.6 million and working capital of $518.4 million. Cash generated by operations of $165.6 million for the first nine months of fiscal 1998 was $76.9 million higher than the $88.7 million generated for the first nine months of fiscal 1997. The increase in cash generated by operations during the first nine months of fiscal 1998 over the comparable fiscal 1997 period resulted primarily from the favorable cash flow impact of net income, changes in deferred income on shipments to distributors and the impact of reduced cash expenditures for inventories.

Cash flows used for investing activities for the nine months ended December 27, 1997, included an additional equity investment of $67.4 million in the USIC joint venture (see Note 4 of Notes to Consolidated Condensed Financial Statements), $60.0 million in advances to Seiko Epson for wafer purchases, and $17.9 million of property, plant and equipment acquisitions along with a building deposit of $28.4 million (see Note 3 of Notes to Consolidated Condensed Financial Statements), which were partially offset by the net investment maturities of $35.9 million in short-term investments. In the first nine months of fiscal 1997, investing activities used funds for advances to Seiko Epson for wafer purchases of $60.0 million (see Note 5 of Notes to Consolidated Condensed Financial Statements) and acquisitions in property, plant and equipment of $22.3 million, partially offset by net investment maturities of $31.5 million in short-term investments. Significant increases in investing activities when comparing the first nine months of 1997 to 1998 are primarily attributable to the additional $67.4 million investment in the USIC joint venture and the $28.4 million building deposit.

Net cash flows provided by financing activities were $0.4 million in the first nine months of fiscal 1998, as the proceeds from the issuance of common stock under employee stock plans of $23.1 million were substantially offset by the acquisition of treasury stock during the nine month period of $22.7 million. For the comparable fiscal 1997 period, financing activities included $22.7 million in proceeds from issuance of common stock under corporate stock plans partially offset by the acquisition of treasury stock during the period of $15.7 million.

Stockholders' equity increased by $93.6 million at December 27, 1997, principally as a result of the net income for the nine months ended December 27, 1997. In addition, proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options contributed to the increase in equity, which was partially offset by the acquisition of treasury stock and the cumulative translation adjustment in the period. The increase during the first nine months of fiscal 1998 of $15.5 million in the cumulative translation adjustment resulted primarily from changes in the exchange rate of the New Taiwan dollar relative to the U.S. dollars.

The Company has available credit line facilities for up to $47.0 million of which $7.0 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At December 27, 1997, no borrowings were outstanding under the lines of credit.

Subsequent to December 27, 1997, the Company purchased a 59-acre business park located in Longmont, Colorado, near the Company's current Boulder, Colorado facility. The land was purchased for approximately $7.0 million. Plans for infrastructure and the future development of the new property have not been finalized.

In July 1997, the Company invested additional equity of $67.4 million towards the construction of the USIC wafer fabrication facility in Taiwan. UMC has committed to supply the Company with wafers manufactured in an existing facility until capacity is available in the new facility. In October 1997, a fire occurred at a UMC related facility. The Company currently does not anticipate that this event will have an adverse effect on its ability to obtain wafers from UMC in the near future, or adversely impact the USIC joint venture, although there can be no assurance of this.

In May 1996 the Company entered into an agreement with Seiko Epson. This agreement was amended in December 1997 and now provides for an advance to Seiko Epson of $150.0 million to be used in the construction of a wafer fabrication facility in Japan. Through December 27, 1997, the Company has advanced a total of $120.0 million to Seiko Epson under the agreement. The final installment of $30.0 million was paid on February 2, 1998.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy the Company's cash needs for the foreseeable future. The Company will continue to evaluate opportunities to obtain additional wafer capacity, procure additional capital equipment and facilities, develop new products, and acquire businesses, products or technologies that would complement the Company's businesses and may use available cash or other sources of funding for such purposes.



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


Item 6.     Exhibits  and  Reports  on  Form  8-K.

      (a)   Exhibit 10.1:  Amended Services and Compensation Exhibit to the
                           Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt
            Exhibit 10.2: Second Amendment to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt
            Exhibit 10.3:  Agreement of Purchase and Sale of Land in Longmont
                           Colorado, dated November 24, 1997
            Exhibit 10.4:  First Amendment to Agreement of Purchase and Sale
                           of Land in Longmont Colorado, dated January 15, 1998
            Exhibit 10.5: Amended and Restated Advance Payment Agreement with Seiko Epson dated December 12, 1997
            Exhibit 12: Statement of Computation of Ratio of Earning to Fixed Charges

      (b)   Reports on Form 8-K - None

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date  February 4, 1998       XILINX, INC.
-----------------------      -------------------------------------------------

                             /s/ Gordon M. Steel
                             -------------------------------------------------
                             Gordon M. Steel
                             Senior Vice President of Finance and
                             Chief Financial Officer
                             (as principal accounting and financial officer and on behalf of Registrant)