Form 10-K
period 1998-03-28
XILINX INC
filed 1998-06-19
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark  One)
[  X  ]    Annual  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  fiscal  year  ended  March  28,  1998  or
[     ]    Transition report pursuant to section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

YES      [  X  ]                          NO      [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-K or any
amendment  to  this  Form  10-K.    [  X  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 9, 1998 as reported on the NASDAQ National Market was approximately $2,181,991,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 9, 1998, the registrant had 72,490,000 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part
III).


                                    PART I
                                    ------


ITEM  1.          BUSINESS

Items 1 and 3 of this 10-K contain forward-looking statements concerning the Company's development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under "Factors Affecting Future Operating Results" in Item 7.

GENERAL

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. The Company's programmable logic devices
(PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by Xilinx's customers to perform desired logic operations. Xilinx also markets HardWire devices, which are specifically configured during the manufacturing process and functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the data processing, telecommunications, networking, industrial control, instrumentation, high-reliability/military and consumer markets.

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

Xilinx provides programmable logic solutions, which combine the high logic density typically associated with custom gate arrays with the time to market advantages of programmable logic and the availability of a standard product. The Company offers a broad product line of PLDs, which serve a wide variety of applications requiring high levels of integration, competitive speed and acceptable pricing. In many of these applications where time to market is important, customer demand unpredictable and/or frequent design modifications are necessary to adapt a product to new markets, the flexibility achieved through the products' programmability features is instrumental. Xilinx CPLDs complement the Company's FPGA products and contribute to the Company's efforts to offer comprehensive programmable logic solutions. With FPGAs, which have the advantages of higher density and lower power consumption, and CPLDs, which are typically faster and have lower densities, the Company's products enable electronic equipment manufacturers to rapidly bring complex products to market in volume.

The Xilinx software strategy is to deliver an integrated design solution for a broad customer base ranging from customers who are not familiar with designing systems using PLDs to the most sophisticated customers accustomed to designing high density, specifically configured gate arrays. The objective is to deliver strategic software advantages that combine ease of use with design flexibility, effective silicon utilization and competitive performance.

System designers use Xilinx proprietary software design tools together with industry standard electronic design automation (EDA) tools and predefined system functions delivered as cores of logic to design, develop and implement Xilinx programmable logic applications. Designers define the logic functions of the circuit and revise such functions as necessary. Programmable logic can often be designed and verified in a few days, as opposed to several weeks or months for gate arrays, which are customized devices that are defined during the manufacturing process. Moreover, programmable logic design changes can typically be implemented in as little as a few hours, as compared to several weeks for a custom gate array. In addition, significant savings result from the elimination of non-recurring engineering costs and the reduction of expenses associated with the redesign and testing of custom gate arrays. By reducing the cost and scheduling risks of design iterations, PLDs allow greater designer creativity, including the consideration of design alternatives that often lead to product improvements. Further, since PLDs are standard products and production quantities are readily available, exposures to obsolete inventory can be significantly reduced.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate its research and development limited partnership. In April 1990, the Company reincorporated in Delaware. The Company's corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124.

PRODUCTS

The timely introduction of new products which address customer requirements and compete effectively on the basis of price, functionality and performance is a significant factor in the future success of the Company's business. Delays in developing new products with anticipated technological advances or delays in commencing volume shipments of new products could have an adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance that such products, if introduced, will gain market acceptance or respond effectively to new technological changes or new product introductions by other companies.

     Programmable  Logic  Devices

The Company's PLD products include both FPGA and CPLD product lines. The FPGA products include the XC2000, XC3000 and XC3100 families, which represent first generation products, as well as the XC4000, XC4000X, XC5000 and Spartan families, which represent second generation products. The Company's XC4000 product family includes both the XC4000 and XC4000E. The Company's XC4000X product family includes the XC4000EX, XC4000XL and XC4000XV. The XC4000EX family utilizes the benefits of the XC4000E architecture and provides additional routing resources aimed to meet the design requirements for ICs with high gate densities. The XC4000XL family is the industry's first 3.3 volt FPGA family manufactured on 0.35 micron technology. The family has 11 members shipping in volume ranging in density from 2,000 to 180,000 system gates. The XC4000XV utilizes 0.25 micron technology. The Company began sampling  one  device  in  the  XC4000XV  family  during  fiscal  1998.

The Company's two newest FPGA product families are the Spartan and Virtex product lines. The Spartan Series of FPGAs began revenue shipments in fiscal 1998 and is the Company's first product line that is price competitive with high volume application-specific integrated circuits (ASICs). Derived from the XC4000 architecture and spanning up to 40,000 system gates, the Spartan Series combines high performance, on-chip RAM, software cores, and lower prices.

The Virtex series of FPGAs presently features leading-edge 0.25 micron technology. Xilinx plans to deliver a 1,000,000 system-gate Virtex device by the end of fiscal 1999, with first sampling to begin in the same fiscal year. Virtex is intended to address the demand for higher density, higher performance products in the telecommunication, networking, and multimedia market segments. With the Virtex family, Xilinx will deliver its first fully programmable alternative to high density system-level ASIC design.

The two preceding paragraphs contain forward-looking statements which are subject to risks and uncertainties including those discussed in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Affecting Future Results."

The Company's CPLD products include the XC7000 and XC9500 families. The XC9500 family utilizes a Flash-based CPLD architecture and offers in-system
programmability.    This  family  delivers  high  speeds,  while  giving  the
flexibility of an enhanced, customer-proven pin-locking architecture and direct interface to both 3.3 and 5 volt systems.

PLDs are available in a wide variety of plastic and ceramic package types, including pin-grid array, surface mount and quad flat pack configurations. These devices meet the industry standard operating temperature ranges of commercial, industrial and military users.

The Company's HardWire ASICs offer a low cost migration path from FPGAs for high volume applications. Once a programmable logic design is finalized, customers can take advantage of HardWire products, which are specifically configured during the manufacturing process. The Company's HardWire ASICs offer a complete turn-key conversion solution, which reduces the engineering and risk burden normally associated with conventional gate arrays. Each Hardwire ASIC is completely interchangeable with its FPGA counterpart and for each current Xilinx FPGA family, there is a corresponding HardWire ASIC; except for the Spartan family, which would not benefit from HardWire conversion.

In order to minimize the printed circuit board area required for external storage of the FPGA configuration program, the Company provides a family of erasable programmable read-only memories (EPROMs). These devices are sold by the Company in conjunction with its FPGAs.

     Software  design  tools

Xilinx offers complete software design tool solutions, which enable the implementation of designs in Xilinx PLDs. These software design tools combine powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs within each customer's project schedule, regardless of the designer's experience level.

The Company offers two complementary software design tool solutions. The Foundation Series provides designers with a complete, ready-to-use design solution based on industry-standard hardware description languages (HDLs) and is easy to learn and use. For those customers new to designing with PLDs or desiring a low cost approach, the Company offers this fully integrated software solution. The Alliance Series is for designers who want maximum flexibility to integrate programmable logic design into their existing EDA environment and methodology. With interfaces to over 50 EDA vendors, this product allows users to select tools with which they are most familiar thereby shortening their design cycle.

The Company also offers more than 75 pre-implemented, fully verified, drop-in cores of logic for commonly used complex functions such as digital signal processing (DSP), bus interfaces, processors and peripheral interfaces. Using logic cores, available from the Company and third party AllianceCORE partners, customers can shorten development time, reduce design risk and obtain superior performance for their designs. Additionally, the Company's CORE Generator, announced during the fourth quarter of fiscal 1998, is an easy to use tool that delivers parameter-based cores optimized for the Company's FPGAs and features an interface to third-party system level DSP design tools. The CORE Generator is shipped with the Company's software design tools.

Xilinx's software design tools operate on desktop computer platforms, including personal computers using Windows 95 and Windows NT and workstations from IBM, HP, DEC and Sun Microsystems. Through March 31, 1998, the Company had sold over 42,000 software design systems worldwide.

RESEARCH AND DEVELOPMENT

Xilinx's research and development activities are primarily directed towards the design of new integrated circuits, the development of advanced semiconductor manufacturing processes, the development of new software design tools and cores of logic and ongoing cost reductions and performance improvements in existing products. The Company's recent primary areas of focus have been: to increase the Company's CPLD market share; to maintain density/performance leadership with its newest FPGA product lines, including the XC4000X, Spartan and Virtex families; to give its customers a low-cost migration path for high-volume applications with its specifically configured HardWire ASICs and to support all its product families with easy-to-use, fully automated software design tools and cores of logic. However, there can be no assurance that any of the Company's development efforts will be successful, timely or cost-effective.

Xilinx believes that software design tools and logic cores are important factors in expanding the use of programmable logic devices. The Company's research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 1998, 1997, and 1996, the Company's research and development expenses were $80.5 million, $71.1 million and $64.6 million, respectively. The Company expects that it will continue to spend substantial funds on research and development. The Company believes that technical leadership is essential to its future success and is committed to continuing a significant level of research and development effort.

MARKETING AND SALES

Xilinx sells its products through several channels of distribution: direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors, and sales through foreign distributors. Xilinx also utilizes a direct sales management organization and field applications engineers (FAEs) as well as manufacturer's representatives and distributors to reach a broad base of potential customers. The Company's independent representatives generally address larger OEM customers and act as a direct sales force, while distributors serve the balance of the Company's customer base. The Company's sales and customer support personnel support all channels and consult with customers about their plans, ensuring that the right software and devices are selected at the beginning of a customer's project.

In North America, Hamilton-Hallmark, Marshall Industries, and Insight Electronics, Inc. distribute the Company's products nationwide, and Nu Horizons Electronics provides additional regional sales coverage. The Company believes that distributors provide a cost-effective means of reaching certain customers. Since the Company's PLDs are standard products, they do not present many of the inventory risks to distributors as compared to custom gate arrays, and they simplify the requirements for distributor technical support.

Revenue  from  product  sales  direct to customers and foreign distributors is
generally  recognized  upon  shipment.    However,  the  Company  defers  the
recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold product until the distributor sells the product.

BACKLOG AND CUSTOMERS

As of March 28, 1998, the Company's backlog of purchase orders scheduled for delivery within the next three months was $97.2 million. Because of an overall slowdown in the semiconductor market and a widespread perception by customers that product is readily available, many of the Company's customers are currently placing orders for near-term delivery and providing the Company relatively limited visibility to demand for products further out than three months. Backlog as of March 29, 1997 was $84.4. Backlog amounts for both years include orders to distributors, which may receive price adjustments upon sale to end customers. Also, orders constituting the Company's current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

No  single  end customer accounted for more than 5% of revenues in fiscal 1998
or  1997  or  6%  in  1996.    See  Note 10 of Notes to Consolidated Financial
Statements  in  Item  8  for  Industry  and  Geographic  Information.

WAFER FABRICATION

The Company does not manufacture the wafers used for its products. Over the last two years, the majority of wafers purchased by the Company were manufactured by Seiko Epson Corporation (Seiko Epson) and United Microelectronics Corporation, (UMC). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by Seiko Epson and UMC are determined by periodic negotiations between the Company and these wafer foundry partners.

Xilinx's strategy is to focus its resources on creating new integrated circuits and software design tools and on market development rather than on wafer fabrication. The Company continuously evaluates opportunities to enhance foundry relationships and/or obtain additional capacity from both its main suppliers as well as other suppliers of leading-edge process technologies. As a result, the Company has entered into agreements with UMC and Seiko Epson as discussed below.

The Company, UMC and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc.
(USIC).    See  Notes 4 and 6 of Notes to Consolidated Financial Statements in
Item 8. The Company invested an additional $67.4 million in fiscal 1998 to bring the total cumulative investment to $101.7 million. The Company currently holds a 25% equity ownership and the right to receive 31.25% of the wafer capacity from this facility. Under the terms of the agreement, the Company may be required to make a third equity installment of up to an additional $30 million in the USIC joint venture if warranted based on the capital and operational requirements of the joint venture. UMC has committed to and is supplying the Company with wafers manufactured in existing facilities until capacity is available in the new facility.

In fiscal 1997, the Company signed an agreement with Seiko Epson. See Note 2 of Notes to Consolidated Financial Statements in Item 8. This agreement was amended in fiscal 1998 and provides for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. Specific wafer pricing is in US dollars and is based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers.

SORT, ASSEMBLY AND TEST

Wafers purchased by the Company are sorted by the wafer foundry, independent sort subcontractors or by the Company. Sorted wafers are assembled by subcontractors in facilities in Pacific Rim countries. During the assembly process, the wafers are separated into individual integrated circuits, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at the Company's San Jose or Ireland facilities.

PATENTS AND LICENSES

Through March 28, 1998, the Company held over 200 United States patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design. The Company intends to vigorously protect its intellectual property. The Company believes that failure to enforce its patents or to effectively protect its trade secrets could have an adverse effect on the Company's financial condition and results of operations. See Legal Proceedings in Item 3 and Note 11 of Notes to Consolidated Financial Statements in Item 8.

Xilinx has acquired various software licenses that permit the Company to grant object code sublicenses to its customers for certain third party software programs licensed with the Company's software design tools. In addition, the Company has licensed certain software for internal use in product design.

EMPLOYEES

Xilinx's employee population has grown by 9% during the past year. As of March 28, 1998, Xilinx had 1,391 employees compared to 1,277 at the end of the prior year. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and believes it has good relations with its employees.

COMPETITION

The Company's FPGAs and CPLDs compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and continuous price erosion. The Company expects significantly increased competition both from existing competitors and from a number of companies that may enter its market.

Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of software design tools, functionality of predefined cores of logic and the ability to provide timely customer service and support. The Company's strategy for expansion in the programmable logic market includes continued introduction of new product architectures, which address high volume, low cost applications as well as high performance, leading-edge density applications and continued price reductions proportionate with the ability to lower the cost of manufacture for established products. However, there can be no assurance that the Company will be successful in achieving these strategies.

The Company's major sources of competition are comprised of several elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures, providers of high speed, low density CPLDs devices and other providers of new or emerging programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. The Company competes with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers, voltage and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. Competition among CPLD suppliers is based primarily on price, performance, design, software utility and the ability to deliver complete solutions to customers. In addition, the Company competes with manufacturers of new or emerging programmable logic products on the basis of price, performance, customer support, software utility and the ability to deliver complete solutions to customers. Some of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of companies to this market, competing primarily on the basis of speed, performance, design,
price,  software  utility  or  cost.    Xilinx  recognizes  that  different
applications require different programmable technologies, and the Company is developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, Xilinx has developed common software design tools that supports the full range of integrated circuit products. Xilinx believes that automation and ease of design are significant competitive factors in the programmable logic market.

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

Xilinx also faces competition from its licensees. Under a license from the Company, Lucent Technologies is manufacturing and marketing the Company's non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko Epson has rights to manufacture the Company's products and market them in Japan and Europe but is not currently doing so. Advanced Micro Devices is licensed to use certain of the Company's patents to manufacture and market products other than SRAM-based FPGAs.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding each of Xilinx's executive officers is set forth below:




Name                       Age      Position                                                   Officer
                                                                                                Since

Willem P. Roelandts        53       President and Chief Executive Officer                        1996
R. Scott Brown             57       Senior Vice President, Worldwide Sales                       1985
Robert C. Hinckley         50       Vice President, Strategic Plans and Programs                 1991
Richard W. Sevcik          50       Senior Vice President and General Manager, Software          1997
Gordon M. Steel            53       Senior Vice President, Finance and Chief Financial Officer   1987


There is no family relationship between any director or executive officer of the Company.

Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996, he was appointed to the additional position as President of the Company. Prior to joining the Company, he served at Hewlett-Packard Company, a computer manufacturer, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992.

R. Scott Brown joined the Company in 1985 as Vice President of Sales and was promoted to Senior Vice President, Worldwide Sales in 1995. Mr. Brown has announced that he plans to retire from the Company. A retirement date has not been determined.

Robert  C.  Hinckley  joined  the Company in 1991 as Vice President, Strategic
Plans and Programs and as the Company's General Counsel. He was appointed Secretary in 1993. He acted as interim Chief Operating Officer from March through August 1994.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager, Software. He was at Hewlett-Packard Company for 10 years where, from 1994 through 1996, he served as Group General Manager of the company's Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995 he was named Vice President. From 1992 to 1994, he served as Group General Manager of Computer Systems and Servers and was responsible for four divisions.

Gordon M. Steel joined the Company in 1987 as Vice President, Finance and Chief Financial Officer and was promoted to Senior Vice President, Finance and Chief Financial Officer in 1995. Mr. Steel has announced that he plans to retire from the Company. A retirement date has not been determined.

ITEM  2.          PROPERTIES

Xilinx's corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site includes adjacent buildings providing 335,000 square feet of available space, which are leased through 1999. The Company has entered into lease agreements relating to these facilities which would allow the Company to purchase these facilities on or before the lease expiration dates in December 1999. The Company has also entered into an agreement whereby an 180,000 square foot facility is being constructed on property adjacent to the Company's corporate facilities. The Company will have the option to purchase the building after an initial lease term. See Note 6 of Notes to Consolidated Financial Statements in Item 8.

In addition, the Company has a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland and a 60,000 square foot facility in Boulder, Colorado. The Irish facility is being used to service the Company's customer base outside of North America, while the Boulder facility is the primary location for the Company's software efforts in the areas of research and development, manufacturing and quality control. Additionally, the Company purchased a 59-acre parcel of land located in Longmont, Colorado, near the Company's current Boulder, Colorado facility. Plans for infrastructure and the future development of the new property have not been finalized.

The Company also maintains domestic sales offices in twenty-two locations which include the metropolitan areas of Atlanta, Boston, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh and San Jose as well as nine international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Milan, Tokyo, Taipei, Seoul and Hong Kong.

ITEM  3.          LEGAL  PROCEEDINGS

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. In October 1997, the Court held a hearing with respect to construction of the claims of the various patents in suit.

On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California. Discovery has not begun.

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



                                    PART II
                                    -------


ITEM  5.          MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                          RELATED STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of March 31, 1998, there were approximately 650 shareholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of shareholders is estimated by the Company to be over 29,000.


               Fiscal Year 1998    Fiscal Year 1997
                 High    Low        High    Low
                ------  ------     ------  ------
First Quarter   $57.50  $45.25     $37.88  $29.88
Second Quarter   56.38   45.19      39.75   26.63
Third Quarter    51.25   29.69      44.50   31.63
Fourth Quarter   46.63   34.06      50.88   36.00




ITEM  6.          SELECTED  FINANCIAL  DATA

CONSOLIDATED STATEMENT OF INCOME DATA



(In thousands except per share amounts)                    Years ended March 31,
                                          1998      1997         1996         1995         1994
                                        --------  --------     --------     --------     --------
Net revenues                            $613,593  $568,143     $560,802     $355,130     $256,448
Operating income                         173,868   159,061 *    165,756 +     92,048 &     65,168
Income before taxes and joint venture    180,596   165,758 *    170,902 +     94,845 &     67,436
Provision for income taxes                56,728    55,382       69,448       35,567       26,157
Net income                               126,587   110,376 *    101,454 +     59,278 &     41,279
Net income per share:
   Basic                                    1.72      1.52 *       1.43 +       0.85 &       0.61
   Diluted                              $   1.58  $   1.39 *   $   1.28 +   $   0.80 &   $   0.57
Shares used in per share calculations:
   Basic                                  73,741    72,816       71,092       69,414       67,963
   Diluted                                80,010    79,675       78,955       74,109       72,237
                                        --------  --------     --------     --------     --------

* After write-off of discontinued product family of $5 million, $0.05 per basic share and
$0.04 per diluted share net of tax.
+ After non-recurring charge for in-process technology related to the acquisition of NeoCAD of
$19,366, $0.27 per basic share and $0.25 per diluted share.
& After non-recurring charge for the write-off of a minority investment of $2,500, $0.02 per basic and diluted shares net of tax.



CONSOLIDATED  BALANCE  SHEET  DATA



(In thousands)                     Years ended March 31,
                        1998      1997      1996      1995      1994
                      --------  --------  --------  --------  --------
Working capital       $474,567  $504,302  $436,070  $180,064  $143,103
Total assets           941,238   847,693   720,880   320,940   226,156
Long-term debt         250,000   250,000   250,000       867     2,195
Stockholders' equity   550,175   490,680   368,244   243,971   172,878
                      --------  --------  --------  --------  --------



ITEM  7.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results". Forward looking statements can often be identified by the use of forward looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words.

NATURE OF OPERATIONS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. The Company's programmable logic ICs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by Xilinx's customers to perform desired logic operations. Xilinx also markets HardWire devices, which are mask-programmed ICs functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the data processing, telecommunications, networking, industrial control, instrumentation, high-reliability/military and consumer markets. The Company markets its products throughout the world through a direct sales organization, direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors and sales through foreign distributors. Xilinx's products have provided effective solutions to a wide range of customer logic requirements.

RESULTS OF OPERATIONS

     REVENUE


(In thousands)      1998  Change       1997  Change       1996
--------------  --------  -------  --------  -------  --------
Revenues        $613,593     8.0%  $568,143     1.3%  $560,802


The Company's 8.0% revenue increase in 1998 was primarily attributable to the revenue growth of the XC4000X product family, which includes the XC4000EX and XC4000XL devices, as well as revenue growth from the XC5200 and XC9500 product families. The revenue growth from these products was offset by decreased revenues from the Company's first generation products, including the Company's XC3000 product family and the Company's XC4000 family, a mature second generation product line. New products, which include the XC4000X, Spartan and XC9500 families, contributed nearly $70 million in revenue in fiscal 1998 compared to approximately $7 million in fiscal 1997. Despite the significant growth in new product revenues, fiscal 1998 revenues increased only 8.0% over fiscal 1997 as revenues were impacted by an overall slowdown in the semiconductor market, increased price competition, inventory reductions at end customers and a general economic downturn in the Asia Pacific region. Fiscal 1997 revenues, as compared to fiscal 1996, were significantly impacted by price competition as well as a semiconductor industry inventory correction, which reduced customer demand.

Revenue  contribution  by  programmable  logic  product  line  reflected a mix between  increased  customer  demand  for  low  cost,  medium  range  density programmable logic devices (PLDs) and the functionality and performance provided by the Company's higher density and higher speed programmable logic devices. Revenues from proprietary products, for which there is no second source competitor, increased from 91.0% of aggregate revenues in 1997 to a record 94.1% in 1998. Deriving revenues from leading-edge programmable logic solutions has been emphasized by the Company. The Company's corporate pricing strategy aims to expand the market for its products by reducing sales prices proportional to cost reductions achieved in the manufacturing of these products. The Company intends to continue to actively pursue a strategy of broadening the markets it serves through the enhancement of software design tools, availability of pre-defined cores of logic, the introduction of architectures offering new functionality, and the reduction of IC prices through continuous advancements in the silicon manufacturing process.

Revenues for the Company's first generation products, which include the XC2000, XC3000 and XC3100 families, represented 25.5% of total revenues in fiscal 1998, as compared to 32.2% in fiscal 1997. The Company's second generation products, including the XC4000, XC4000X and XC5200 families, represented 58.3% of total revenues in fiscal 1998, as compared to 53.2% in fiscal 1997. Combined revenues from the Company's XC4000 and XC4000X product lines represented 49.0% of total revenues in fiscal 1998 compared to 46.5% in fiscal 1997, a dollar increase of 13.7% to $300.7 million. Revenues from other programmable logic products, which include the XC7000 and XC9500 CPLD families, HardWire and serial proms, increased from 11.6% to 13.5% of total revenues in fiscal 1998 as compared to the prior year, mostly due to the increased revenue from the XC9500 family. Revenue from the XC9500 family increased from $2.3 million in 1997 to $13.9 million in 1998. No single end customer accounted for more than 5% of revenues in fiscal years 1998 or 1997 or 6% of revenues in 1996.

During fiscal 1998, the Company's total PLD unit sales increased 28%, as compared to fiscal 1997.The average selling price for the highest volume PLD products decreased over 30% from fiscal 1997 prices while individual products within certain families experienced price decreases in excess of 50% during the year. The Company believes that price decreases are instrumental in expanding market share to the extent that the Company can maintain acceptable returns. Price erosion has been common in the semiconductor industry, as advances in both architecture and manufacturing process technology have permitted continual reductions in cost. The Company relies upon introducing new products, which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable despite the price erosion on mature product lines.

Xilinx's software design tools are used by the Company's customers to implement designs in the Company's programmable logic devices. Cumulative licenses for proprietary software design tools sold to customers through the end of 1998 totaled approximately 42,000 units, as compared to approximately 30,000 and 24,000 units at the end of 1997 and 1996, respectively. The increase in software revenue seats resulted primarily from increased demand for the Company's lower cost, easier to use Foundation Series software introduced in fiscal 1997. Software revenues decreased from $17.1 million in both fiscal 1996 and 1997 to $16.5 million in fiscal 1998. Although software seats increased, software revenue decreased 3.4% due to the change in the sales mix towards lower priced products as well as price reductions for specific products. Software sales as a percentage of total revenues represented approximately 3% of revenues in all years presented.

International revenues represented approximately 38%, 36% and 35% of total revenues for 1998, 1997 and 1996, respectively. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 23%, 10% and 5% of the Company's worldwide sales, respectively, in fiscal 1998. Revenue growth in Europe and Asia Pacific/Rest of World over the past year was 11.9% and 26.6%, respectively. Revenues from Japan were adversely impacted by the weakening yen, as yen denominated revenues increased approximately 16% year-to-year but grew approximately 6% when translated into US dollars at the then prevailing exchange rates.

     GROSS  MARGIN


(In thousands)                  1998   Change       1997  Change       1996
--------------------------  ---------  ------  ---------  -------  ---------
Gross margin                $382,903    9.8%*  $348,806*   (2.5%)  $357,610
    Percentage of revenue       62.4%             61.4%*               63.8%


* Includes write-off of discontinued product family of $5 million. Gross margin as a percentage of revenues was 62.3% excluding this charge.


The gross margin percentage remained consistent from fiscal 1997 to 1998, excluding the impact of a $5.0 million write-off of the discontinued product family, as the selling price reductions were offset by the favorable impact of lower wafer prices from wafer suppliers, manufacturing process technology improvements, the impact of the strengthened US dollar exchange rate against the yen, and improved yields. The increase in the cost of revenues as a percentage of revenues in 1997 as compared to 1996 was primarily attributable to selling price reductions and increased inventory reserves relating to an expanded level of inventory, partially offset by the favorable impact of lower wafer costs and improved yields. Over the past three years, Xilinx has also been able to offset much of the erosion in gross margin percentages on more mature integrated circuits with increased volumes of newer, proprietary, higher margin products, although no assurance can be given that the Company will do so in the future. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

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

     RESEARCH  AND  DEVELOPMENT


(In thousands)                 1998   Change      1997   Change      1996
--------------------------  --------  -------  --------  -------  --------
Research and development    $80,456     13.2%  $71,075     10.0%  $64,600
    Percentage of revenue      13.1%              12.5%              11.5%


The Company continued to increase the amount spent on research and development, as it has done in each year of its fourteen-year history. During fiscal 1998, the increase in research and development expenses was primarily attributable to the increased costs associated with designing and developing new product architectures of complex, high density devices as well as labor-related expenses. The increase in research and development expenses from fiscal 1996 to 1997 was primarily attributable to increased headcount and labor expenses, increased purchases of engineering wafers and increased facility and support costs associated with an expanded scope of operations. The Company remains committed to a significant level of research and development effort in order to continue to compete aggressively in the programmable logic marketplace. Through March 31, 1998, the Company has received more than 200 US patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design. As of March 31, 1998, research and development personnel were split approximately 45% for software development and 55% for IC design and process development. Xilinx has not capitalized any of the costs associated with its software development.

     MARKETING,  GENERAL  AND  ADMINISTRATIVE


(In thousands)                  1998   Change       1997   Change       1996
--------------------------  ---------  -------  ---------  -------  ---------
Marketing, general and
administrative              $128,579      8.4%  $118,670     10.0%  $107,888
    Percentage of revenue       21.0%               20.9%               19.2%


The 8.4% increase in marketing, general and administrative expenses in fiscal 1998 was primarily attributable to increases in headcount and related employee expenses and to a lessor extent an increase in legal expenses. Sales and support expenses have increased each year due to increasing personnel and labor costs and greater commission expenses associated with higher revenues. Sales and support expenses increased in fiscal 1997 over 1996 due to increased personnel and labor costs and increased commissions due to changes in the
revenue  channel  mix.    The  Company  remains  committed  to  controlling
administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of general and administrative expenses in the future.

     NON-RECURRING  CHARGES

During fiscal 1996, the Company incurred a $19.4 million non-recurring write-off of in-process technology relating to the acquisition of NeoCAD, Inc. See Note 3 of Notes to Consolidated Financial Statements.

     OPERATING  INCOME


(In thousands)                       1998   Change       1997   Change       1996
-------------------------------  ---------  -------  ---------  -------  ---------
Operating income, as reported    $173,868      9.3%  $159,061    (4.0%)  $165,756
    Percentage of revenue            28.3%               28.0%               29.6%
Operating income before write-
off and non-recurring charge     $173,868      6.0%  $164,061   (11.4%)  $185,122
   Percentage of revenue             28.3%               28.9%               33.0%


The decrease in operating income as a percentage of revenues in 1998 from 1997, before consideration of the write-off, is primarily a result of the 8.0% revenue growth in 1998 in comparison to a 13.2% increase year-to-year in research and development spending, and an 8.4% increase in marketing, general and administrative spending. The decrease in operating income in fiscal 1997 from 1996 was primarily a result of the 1.3% revenue growth in 1997 in comparison to 10% increases year-to-year in both research and development spending and marketing, general and administrative spending. Operating income as a percentage of revenues could be adversely impacted in future years by the factors discussed throughout this document, particularly those noted in "Factors Affecting Future Operating Results".

     INTEREST  AND  OTHER,  NET


(In thousands)                1998   Change     1997   Change     1996
--------------------------  -------  -------  -------  -------  -------
Interest income and other   $6,728      0.5%  $6,697     30.1%  $5,146
    Percentage of revenue      1.1%              1.2%              0.9%


The Company earns interest income on its cash, cash equivalents, short-term investments and restricted investments. The amount of interest earned is a function of the balance of cash invested as well as prevailing interest rates. The Company incurs interest expense on the $250 million 5 1/4% convertible subordinated notes issued in November 1995. The Company's investment portfolio contains tax-advantaged municipal securities, which have pretax yields that are less than the interest rate on the convertible subordinated notes. For financial reporting purposes, the Company effectively records the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income.

Interest and other income for 1998 remained consistent with the amount in 1997. In 1998, average cash and investment balances and average interest rates remained fairly consistent with the prior year, resulting in comparable net interest and other income over both years. The increase in interest income in fiscal 1997 over the prior year was primarily attributable to higher investment portfolio balances and joint venture equity income. As a result of the difference in interest income and expense yields and future uses of the Company's investment portfolio, levels of net interest and other income could decrease in the future.

     PROVISION  FOR  INCOME  TAXES


(In thousands)                     1998   Change      1997   Change      1996
------------------------------  --------  -------  --------  -------  --------
Provision for taxes on income   $56,728      2.4%  $55,382   (20.3%)*  $69,448*
    Effective tax rate             31.4%              33.4%              40.6%*


 * Includes non-recurring write-off of in-process technology relating to the acquisition of NeoCAD. Excluding the write-off of in-process technology, in fiscal 1996 the Company's effective tax rate was 36.5%.


The tax rate for fiscal 1998 as compared to fiscal 1997, as well as the tax rate for fiscal 1997 as compared to fiscal 1996, was favorably impacted by legislation reinstating the R&D Tax Credit as well as increased profits in foreign operations where the tax rate is lower that the US rate.

     JOINT  VENTURE  EQUITY  INCOME

The Company records its 25% proportional ownership of the net income of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income. To date, USIC's net income has resulted primarily from favorable foreign currency exchange gains as well as interest earned on its investment portfolio. Through the second quarter of fiscal 1998, equity income was immaterial and remains classified in "Interest income and other". The Company expects to incur joint venture equity losses during most of fiscal 1999 as the USIC wafer fabrication facility begins to ramp up production. Many of the expenses associated with full foundry operation will be incurred in the early stages of limited production, and the Company expects that profitability of the joint venture will occur, if at all, only after a sufficient volume of wafer production is obtained.

     INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition at March 31, 1998 remained strong. Total current assets exceeded total current liabilities by 4.8 times, compared to
6.2 times at March 31, 1997. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

     CASH,  CASH  EQUIVALENTS  AND  SHORT-TERM  INVESTMENTS

Xilinx's cash, cash equivalents and short-term investments decreased by $63.7 million in 1998 as cash was used to fund investing and financing activities. Cash, cash equivalents and short-term investments represented 38.5% of total assets at March 31, 1998. The Company generated cash flow of $218.4 million from operating activities in 1998, offset by $200.8 million of cash used for investing activities and $66.6 million used in financing activities.
Investing activities during fiscal 1998 included expenditures for property, plant and equipment together with a deposit for a facility under construction on the San Jose corporate campus, an additional investment in the USIC joint venture and additional advances to Seiko Epson for wafer purchases. Investment proceeds were received from the net maturity of short-term investments. Financing activities during 1998 included $93.8 million to acquire treasury stock offset by $27.2 million in proceeds from sales of common stock under employee option and stock purchase plans.

     RECEIVABLES

Receivables decreased 15.7% from $72.2 million at the end of 1997 to $60.9 million at the end of 1998. In addition, days sales outstanding at the end of each year decreased from 43 days in 1997 to 36 days in 1998. In fiscal 1998 receivables decreased as the Company increased collection efforts relating to international sales as well as increased allowances for pricing adjustments and customer returns.

     INVENTORIES

Inventories decreased 11.3% from $62.4 million at March 1997 to $55.3 million at March 1998. Inventory levels at March 31, 1998 represent 86 days of inventory, which is in line with the Company's objective of 70 to 90 days, compared to 96 days at March 31, 1997. Inventory levels decreased during fiscal 1998 as both architecture and manufacturing process technology improvements have permitted continued cost reductions as well as continued improvement of inventory management. The Company seeks to balance two contradictory objectives with regard to inventory management. On the one hand, the Company believes that its standard, off-the-shelf products should be available for prompt shipment to customers. Accordingly, it attempts to maintain sufficient levels of inventory in various product, package and speed configurations to meet estimates of customer demand. At the same time, the Company also wishes to minimize the handling costs associated with maintaining higher inventory levels and to realize fully the opportunities for cost reductions associated with architecture and manufacturing process advancements. The Company continually strives to balance these two objectives so as to provide excellent customer response at a competitive cost.

     ADVANCES  FOR  WAFER  PURCHASES

In fiscal 1997, the Company signed an agreement with Seiko Epson, a primary wafer supplier. This agreement was amended in fiscal 1998 and now provides for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. Specific wafer pricing is based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers.

     PROPERTY,  PLANT  AND  EQUIPMENT

During 1998, Xilinx invested $29.7 million in property and equipment, as compared to $26.8 million in 1997. During 1998, the Company purchased land in Longmont, Colorado for approximately $7 million and continued to invest in software development tools and semiconductor design, test and manufacturing equipment at each of its manufacturing locations.

     CURRENT  LIABILITIES

Current liabilities increased from $97.3 million in fiscal 1997 to $125.7 million at the end of 1998. The increase was primarily attributable to an increase in deferred income on shipments to distributors due to increased sales through distribution as well as distributor demand for new product lines.

     LONG-TERM  DEBT  AND  LINES  OF  CREDIT

In November 1995, the Company issued $250 million in convertible subordinated notes. The Company has credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's Ireland manufacturing facility. At March 31, 1998 and 1997, no borrowings were outstanding under the lines of credit. See Note 5 of Notes to Consolidated Financial Statements.

     STOCKHOLDERS'  EQUITY

Stockholders' equity grew by 12.1% in 1998 to $550.2 million. The increase of $59.5 million was primarily attributable to $126.6 million in net income and $43.3 million related to the issuance of common stock and the tax benefit from stock options, partially offset by the $93.8 million used to acquire treasury stock. Subsequent to March 31, 1998, the Company began an additional treasury stock program to purchase up to approximately 3 million shares as market and business conditions warrant. Stockholders' equity as a percentage of total assets was 58.5% for 1998 and 57.9% for 1997.

     COMMITMENTS

The Company invested an additional $67.4 million in the USIC joint venture in fiscal 1998 to bring the total investment in USIC at the end of fiscal 1998 to $101.7 million. The Company currently holds a 25% equity ownership in USIC and the right to receive 31.25% of the wafer capacity from this facility. Under the terms of the agreement entered into between the Company and USIC, the Company may be required to make a third equity installment of up to an additional $30.0 million in the joint venture during fiscal 1999, if warranted based on the capital and operational requirements of the joint venture. United Microelectronics Corporation (UMC) has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the USIC facility. The Company is accounting for this investment using the equity method. See further discussion in Notes 4 and 6 of Notes to Consolidated Financial Statements. As the US dollar increased in value relative to the New Taiwan dollar during fiscal 1998, adjustments were made to the carrying value of the investment of approximately $17 million since its inception. Offsetting amounts were recorded to the cumulative translation adjustment account within stockholders' equity.

     EMPLOYEES

During 1998, Xilinx experienced a 9% increase in the number of its employees. The Company had 1,391 employees at the end of fiscal 1998 as compared to 1,277 at the end of the prior year.


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

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns characterized by diminished product demand, limited visibility to demand for products further out than three to nine months, accelerated erosion of average selling prices and overcapacity. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely impact the Company's financial condition and results of operations. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are much less reliable predictors of the future than is the case in many older, more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

The Company's future success depends in large part on the continued service of its key technical, sales, marketing and management personnel and on its ability to continue to attract and retain qualified employees. Particularly important are those highly skilled design, process, software and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's financial condition and results of operations.

Sales and operations outside of the United States subject the Company to risks associated with conducting business in foreign economic and regulatory environments. The Company's financial condition and results of operations could be adversely impacted by unfavorable economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries. Specifically, the Company has sales and operations in the Asian markets. The recent instability in the Asian financial markets has adversely impacted sales and may continue to adversely impact sales in those markets in several ways, including reduced access to sources of capital needed by customers to make purchases and increased exchange rate differentials that may adversely effect the customer's ability to purchase or the Company's ability to sell at competitive prices. In addition, the instability may increase credit risks as the recent weakening of certain Asian currencies may impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial condition and results of operations in the near future.

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

     DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

The Company does not manufacture the wafers used for its products. During the past two years, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko Epson) and UMC. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires or earthquakes as well as disrupted access to adequate supplies of electricity, natural gas or water would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers and subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have a material adverse effect on the Company's financial condition and results of operations.

The Company's growth will depend in large part on the Company's ability to obtain increased wafer fabrication capacity and assembly services from suppliers which are cost effective. In order to secure additional wafer capacity, the Company from time to time considers alternatives, including, without limitation, equity investments in, or loans, deposits, or other financial commitments to, independent wafer manufacturers to secure production capacity, or the use of contracts which commit the Company to purchase specified quantities of wafers over extended periods. Although the Company is currently able to obtain wafers from existing suppliers in a timely manner, the Company has at times been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services in satisfaction of customer delivery dates, as well as the ability of the Company to process products for shipment. In addition, a significant increase in general industry demand or any interruption of supply could reduce the Company's supply of wafers or increase the Company's cost of such wafers. Such events could have a material adverse affect on the Company's financial condition and results of operations.

     LITIGATION

The Company is currently engaged in patent litigation with Altera Corporation (Altera). See Note 11 of Notes to Consolidated Financial Statements. The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to the claims asserted against it and is defending them vigorously. The foregoing is a forward looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of the litigation with Altera and because the lawsuits are still in the pre-trial stage.

     DEPENDENCE  ON  NEW  PRODUCTS

The  Company's  future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price, functionality and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced manufacturing process technologies, achievement of acceptable yields, availability of supporting software design tools, utilization of predefined cores of logic and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to some of the Company's mature products are expected to continue to decline in the future as a percentage of total revenues. As a result, the Company will be increasingly dependent on revenues derived from newer products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be materially adversely affected.

     COMPETITION

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

Xilinx believes that important competitive factors in the programmable logic market include price, product performance and reliability, adaptability of products to specific applications, ease of use and functionality of software design tools, functionality of predefined cores of logic and the ability to provide timely customer service and support. The Company's strategy for expansion in the programmable logic market includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading edge density applications and continued price reductions proportionate with the ability to lower the cost of manufacture for established products. However, there can be no assurance that the Company will be successful in achieving these strategies.

The Company's major sources of competition are comprised of several elements: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures, providers of high speed, low density CPLDs devices and other providers of new or emerging programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. The Company competes with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers, voltage and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. Competition among CPLD suppliers is based primarily on price, performance, design, software utility and the ability to deliver complete solutions to customers. In addition, the Company competes with manufacturers of new or emerging programmable logic products on the basis of price, performance, customer support, software utility and the ability to deliver complete solutions to customers. Some of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected.

     INTELLECTUAL  PROPERTY

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, have asserted patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's financial condition and results of operations.

     YEAR  2000  COMPLIANCE

As is the case with most other companies using computers in their operations, the Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, as well as the vendor and customer date-sensitive computerized information electronically transferred to the Company. The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000, which could result in miscalculations, classification errors or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues on a timely basis, the Company's financial condition and results of operations could be adversely affected. Accordingly, the Company plans to devote the necessary resources  to  resolve  all  significant  year 2000 issues in a timely manner.

     MARKET  RATE  RISKS

Interest Rate Risk - The Company's exposure to interest rate risk relates primarily to the Company's investment portfolio and long-term debt obligations. See Note 5 of Notes to Consolidated Financial Statements. The Company's primary aim with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, corporate bonds, and US Treasury securities. In accordance with the Company's investment policy, the Company places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. All securities have remaining maturities less than one year as of the balance sheet date, and the Company believes it has the ability to hold its investments until maturity. Therefore, the Company does not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this.

The Company is also subject to interest rate risk related to outstanding long-term debt. If long-term market interest rates decrease, the effective cost of the debt will increase. In order to mitigate the interest rate risks, the long-term debt fixed interest rate liability has been matched against the Company's short-term variable interest rate assets through a liability interest rate swap agreement. The liability swap exchanges one half of the underlying debt amount based on a fixed interest rate for the same amount based on variable interest rates. If interest rates rise by 10%, the cash flow impact of the swap would continue to be immaterial and would be offset by the increase in short-term investment interest rates. This contract was entered into for a two and a half-year period and will end in November 1998. As the long-term debt may be outstanding until November 2002, the Company will continue to evaluate its strategy related to the fixed rate debt.

The table below summarizes the Company's investment, debt and interest rate swap notional amounts as of March 31, 1998 as well as weighted average interest rates by year of maturity for the next four years and thereafter. The fair value as of March 31, 1998 is also shown.



                                                    Maturity Date                         Fair Value
(In thousands)                                                                             March 31,
                                          1999       2000    2001      2002       Total       1998
                                     ---------  ---------  ------  ---------  ---------  -----------
ASSETS
Available-for-sale securities        $ 340,415          -       -          -   $ 340,415   $ 340,585
   Average pre-tax interest rate         3.87%
Held-to-maturity securities          $  36,271          -       -          -   $  36,271   $  36,266
   Average interest rate                 5.09%
LIABILITIES
Convertible long-term debt                   -          -       -   $ 250,000  $ 250,000   $ 255,000
   Average interest rate                 5.25%      5.25%   5.25%       5.25%
INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS
Interest rate swap
   Pay variable/receive fixed        $ 125,000          -       -          -   $ 125,000   $     170
   Average pay rate                  USD 3 month Libor
   Average receive rate                  5.94%



Foreign currency risk - Through fiscal year 1998, the Company's purchases of processed silicon wafers from Japanese foundries have been denominated in yen. To help offset the Company's exposure for yen denominated liabilities, the Company's sales to Japanese customers through fiscal 1998 have also been denominated in yen. The Company has periodically hedged its net exposure to fluctuations in the yen-to-US dollar exchange rates through the use of forward exchange or option contracts. However, beginning in fiscal 1999, most wafers purchased from Japanese suppliers will be denominated in US dollars. The Company also intends to begin invoicing Japanese customers in US dollars during the second half of fiscal 1999. For a period of time, wafers will be purchased in US dollars and invoicing to Japanese customers will continue to be in yen, resulting in a yen exposure. However, after invoicing begins in US dollars, the Company believes that its net yen exposure relating to fluctuations in the yen-to-US dollar exchange rate should decline, although there can be no assurance that this will be the case. As a result, the Company plans to adjust its future hedging strategy. In addition, the Company entered into foreign exchange forward contracts in fiscal 1997 to minimize the impact of future exchange fluctuations relating to its fiscal 1998 investment in the USIC joint venture, which was denominated in New Taiwan dollars. No currency forward or option contracts were outstanding as of March 31, 1998.

The Company has several subsidiaries and an equity investment in the USIC joint venture whose financial statements are recorded in currencies other than the US dollar. As these foreign currency financial statements are translated at each month end during consolidation, fluctuations of exchange rates between the foreign currency and the US dollar increase or decrease the value of those investments. If permanent changes occur in exchange rates after an investment is made, the investment's value will increase or decrease accordingly. These fluctuations are recorded as a separate component of stockholders' equity as cumulative translation adjustments. To date, the USIC joint venture has recorded approximately $17 million as cumulative translation adjustments, as the New Taiwan dollar has decreased in value against the US dollar. Also, as the Company's subsidiaries and the USIC joint venture maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. USIC's net income to date has resulted largely from favorable foreign currency exchange gains on its US dollar denominated investments.


ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                       CONSOLIDATED STATEMENTS OF INCOME



(In thousands except per share amounts)               Years ended March 31,
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Net revenues                                    $613,593   $568,143   $560,802

Costs and expenses:
      Cost of revenues                           230,690    214,337    203,192
      Write-off of discontinued product family         -      5,000          -
      Research and development                    80,456     71,075     64,600
      Marketing, general and administrative      128,579    118,670    107,888
      Non-recurring charges                            -          -     19,366
                                                ---------  ---------  ---------

          Total operating costs and expenses     439,725    409,082    395,046
                                                ---------  ---------  ---------

Operating income                                 173,868    159,061    165,756

Interest income and other                         20,652     21,258     10,791
Interest expense                                 (13,924)   (14,561)    (5,645)
                                                ---------  ---------  ---------

Income before provision for taxes on income
  and equity in joint venture                    180,596    165,758    170,902

Provision for taxes on income                     56,728     55,382     69,448
                                                ---------  ---------  ---------

Income before equity in joint venture            123,868    110,376    101,454

Equity in net income of joint venture              2,719          -          -
                                                ---------  ---------  ---------

Net income                                      $126,587   $110,376   $101,454
                                                =========  =========  =========

Net income per share:
     Basic                                      $   1.72   $   1.52   $   1.43
                                                =========  =========  =========
     Diluted                                    $   1.58   $   1.39   $   1.28
                                                =========  =========  =========

Shares used in per share calculations:
     Basic                                        73,741     72,816     71,092
                                                =========  =========  =========
     Diluted                                      80,010     79,675     78,955
                                                =========  =========  =========

See accompanying notes.


                          CONSOLIDATED BALANCE SHEETS


(In thousands except per share amounts)

                                                                                           March 31,
                                                                                       1998        1997
                                                                                       ----        ----
ASSETS
Current assets:
     Cash and cash equivalents                                                      $166,861   $215,903
     Short-term investments                                                          195,326    209,944
     Accounts receivable, net of allowances for doubtful accounts, pricing adjustments and customer returns of $8,408 and $5,734  in 1998 and 1997,
          respectively                                                                60,912     72,248
     Inventories                                                                      55,289     62,367
     Deferred income taxes                                                            38,694     36,420
     Advances for wafer purchases                                                     72,267          -
     Other current assets                                                             10,875      4,673
                                                                                    ---------  ---------
Total current assets                                                                 600,224    601,555
                                                                                    ---------  ---------

Property, plant and equipment, at cost:
     Land                                                                             10,361      3,111
     Building                                                                         27,414     26,840
     Machinery and equipment                                                         114,955    114,525
     Furniture and fixtures                                                           10,902      9,967
                                                                                    ---------  ---------
                                                                                     163,632    154,443
     Accumulated depreciation and amortization                                       (75,356)   (67,863)
                                                                                    ---------  ---------
Net property, plant and equipment                                                     88,276     86,580

Restricted investments                                                                36,271     36,257
Investment in joint venture                                                           90,872     35,286
Advances for wafer purchases                                                          77,342     60,000
Developed technology and other assets                                                 48,253     28,015
                                                                                    ---------  ---------
                                                                                    $941,238   $847,693
                                                                                    =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $ 20,332   $ 16,758
     Accrued payroll and payroll related liabilities                                  15,318     13,769
     Interest payable                                                                  5,399      5,364
     Income tax payable                                                               16,692     10,858
     Deferred income on shipments to distributors                                     55,898     36,355
     Other accrued liabilities                                                        12,018     14,149
                                                                                    ---------  ---------
Total current liabilities                                                            125,657     97,253
                                                                                    ---------  ---------

Long-term debt                                                                       250,000    250,000
Deferred tax liabilities                                                              15,406      9,760
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000 shares authorized;
          none issued and outstanding                                                      -          -
     Common stock, $.01 par value; 300,000 shares authorized; 74,363 and
          73,383 shares issued; 72,913 and 73,342 shares outstanding at
          March 31, 1998 and 1997, respectively                                          729        733
     Additional paid-in capital                                                      119,070    114,447
     Retained earnings                                                               504,468    377,881
     Unrealized gain on available-for-sale securities, net of tax                        102         83
     Treasury stock, at cost                                                         (56,973)    (1,847)
     Cumulative translation adjustment                                               (17,221)      (617)
                                                                                    ---------  ---------
         Total stockholders' equity                                                  550,175    490,680
                                                                                    ---------  ---------
                                                                                    $941,238   $847,693
                                                                                    =========  =========

See accompanying notes.



                                  CONSOLIDATED STATEMENT OF CASH FLOWS


 (In thousands)
                                                                                      Years ended March 31,
                                                                                   1998       1997        1996
                                                                                   ----       ----        ----
Increase (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income                                                                       $126,587    $110,376    $101,454
   Adjustments to reconcile net income to net cash provided
      by operating activities:
          Write-off of in-process technology                                            -           -      19,366
          Depreciation and amortization                                            32,709      27,997      22,464
          Undistributed earnings of joint venture                                  (3,747)     (1,336)          -
     Changes in assets and liabilities net of effects of NeoCAD acquisition:
          Accounts receivable                                                      11,336       7,280     (34,777)
          Inventories, excluding receipts against advances for wafer purchases      7,469     (14,095)     19,375
          Deferred income taxes and other                                          15,644      14,134        (783)
          Accounts payable, accrued liabilities and income taxes payable            8,861      (3,193)      7,408
          Deferred income on shipments to distributors                             19,543      (1,213)     15,755
                                                                                ----------  ----------  ----------
               Total adjustments net of effects of NeoCAD acquisition              91,815      29,574      48,808
                                                                                ----------  ----------  ----------
                      Net cash provided by operating activities                   218,402     139,950     150,262
                                                                                ----------  ----------  ----------

Cash flows from investing activities:
   Purchases of short-term available-for-sale investments                        (337,500)   (247,022)   (292,013)
   Proceeds from sale or maturity of short-term available-for-sale investments    352,149     303,604      92,333
   Purchases of restricted held-to-maturity investments                           (72,281)    (72,227)    (96,141)
   Proceeds from maturity of restricted held-to-maturity investments               72,267      72,189      72,555
   Advances for wafer purchases                                                   (90,000)    (60,000)          -
   Acquisition of NeoCAD, net of cash acquired                                          -           -     (33,412)
   Property, plant and equipment                                                  (29,700)    (26,803)    (60,506)
   Investment in joint venture                                                    (67,422)          -     (34,316)
   Deposit on building                                                            (28,351)          -           -
   Other                                                                                -           -      (1,235)
                                                                                ----------  ----------  ----------
                      Net cash used in investing activities                      (200,838)    (30,259)   (352,735)
                                                                                ----------  ----------  ----------

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt                                         -           -     243,901
   Acquisition of treasury stock                                                  (93,795)    (32,028)          -
   Principal payments on capital lease obligations                                      -        (977)     (1,389)
   Proceeds from issuance of common stock                                          27,189      28,324      14,151
                                                                                ----------  ----------  ----------
                      Net cash (used)/provided  by financing activities           (66,606)     (4,681)    256,663
                                                                                ----------  ----------  ----------
Net (decrease)/increase in cash and cash equivalents                              (49,042)    105,010      54,190

Cash and cash equivalents at beginning of period                                  215,903     110,893      56,703
                                                                                ----------  ----------  ----------

Cash and cash equivalents at end of period                                      $ 166,861   $ 215,903   $ 110,893
                                                                                ==========  ==========  ==========

Schedule of non-cash transactions:
   Tax benefit from stock options                                               $  16,099   $  16,730   $   7,907
   Issuance of treasury stock under employee stock plans                           38,669      30,181       8,223
   Receipts against advances for wafer purchases                                      391       9,034      32,966

Supplemental disclosures of cash flow information:
   Interest paid                                                                   13,008      13,309         201
   Income taxes paid                                                            $  39,472   $  34,426   $  74,688


See accompanying notes.




                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                    Unrealized
Three years ended March 31, 1998                                    Gain/(Loss)
                                                                        On
                                Common Stock   Additional           Available-            Cumulative    Total
(In thousands)                  Outstanding      Paid-in  Retained  For-Sale    Treasury  Translation Stockholders'
                              Shares    Amount   Capital  Earnings  Securities   Stock    Adjustment    Equity
                              -------  -------  --------  --------  ----------  ---------  ---------  ----------
BALANCE AT MARCH 31, 1995      71,658   $ 717   $ 85,755  $166,051  $   (329)   $  (8,223)  $      -  $ 243,971
Issuance of common shares
  under employee stock plans      275       2      2,070         -         -            -          -      2,072
Issuance of treasury stock
  under employee stock plans        -       -      3,856         -         -        8,223          -     12,079
Tax benefit from exercise of
  stock options                     -       -      7,907         -         -            -          -      7,907
Unrealized gain on available-
  for-sale securities, net of tax   -       -          -         -       761            -          -        761
Net income                          -       -          -   101,454         -            -          -    101,454
                               ------  ------  ---------  --------  --------   ----------  ---------  ---------
BALANCE AT MARCH 31, 1996      71,933     719     99,588   267,505       432            -          -    368,244
Issuance of common shares
  under employee stock plans    2,287      14     28,310         -         -            -          -     28,324
Acquisition of treasury stock    (878)      -          -         -         -      (32,028)         -    (32,028)
Issuance of treasury stock
  under employee stock plans        -       -    (30,181)        -         -       30,181          -          -
Tax benefit from exercise
  of stock options                  -       -     16,730         -         -            -          -     16,730
Unrealized loss on available-
  for-sale securities, net of tax   -       -          -         -       (349)          -          -       (349)
Cumulative translation
  adjustment                        -       -          -         -          -           -       (617)      (617)
Net income                          -       -          -   110,376          -           -          -    110,376
                               ------  ------   --------  --------  ---------  ----------  ----------  --------
BALANCE AT MARCH 31, 1997      73,342     733    114,447   377,881         83      (1,847)      (617)   490,680
Issuance of common shares
  under employee stock plans    1,901      (4)    27,193         -          -           -          -     27,189
Acquisition of treasury stock  (2,330)      -          -         -          -     (93,795)         -    (93,795)
Issuance of treasury stock
  under employee stock plans        -       -    (38,669)        -          -      38,669          -          -
Tax benefit from exercise
  of stock options                  -       -     16,099         -          -           -          -     16,099
Unrealized gain on available-
  for-sale securities, net of tax   -       -          -         -         19           -          -         19
Cumulative translation
  adjustment                        -       -          -         -          -           -    (16,604)   (16,604)
Net income                          -       -          -   126,587          -           -          -    126,587
                               ------  ------   --------  --------  ---------  ----------  ----------  --------
BALANCE AT MARCH 31, 1998      72,913   $ 729   $119,070  $504,468    $   102   $ (56,973)  $(17,221)  $550,175
                               ======  ======   ========  ========  =========  ==========  ==========  =========



See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as cores of logic and field engineering support. The wafers used to manufacture the Company's products are obtained from independent wafer manufacturers, located primarily in Japan and Taiwan. The Company is dependent upon these manufacturers to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing facilities in the United States and Ireland and sales offices throughout the world. The Company derives more than one-third of its revenues from international sales, primarily in Europe and Japan.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CONCENTRATIONS OF RISK

     Basis  of  presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Certain amounts from the prior year have been reclassified to conform to the current year presentation. Reclassifications had no effect on previously reported statements of financial position or results of operations.

     Cash  equivalents  and  investments

Cash and cash equivalents consist of cash on deposit with banks, tax-advantaged municipal bonds, and investments in money market instruments with insignificant interest rate risk and original maturities at date of
acquisition  of  90  days  or  less.    Short-term  investments  consist  of
tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds and corporate bonds with maturities greater than 90 days but less than one year from the balance sheet date. Restricted investments consist of US Treasury Securities held as collateral relating to leases for the Company's facilities. See Note 6 of Notes to Consolidated Financial Statements. The Company invests its cash, cash equivalents and short-term investments through various banks and investment banking institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date, although classification is generally not changed. Securities are classified as held-to-maturity when the Company has the positive intent and
the  ability  to  hold  the  securities  until  maturity.    Held-to-maturity
securities  are  carried  at  cost  adjusted  for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 1998 and 1997:



(In thousands)        1998     1997
                   -------  -------
Raw materials      $ 5,976  $ 4,952
Work-in-progress    24,845   30,898
Finished goods      24,468   26,517
                   -------  -------
                   $55,289  $62,367
                   =======  =======



     Advances  for  wafer  purchases

In fiscal 1997, the Company signed an agreement with Seiko Epson, a primary wafer supplier. This agreement was amended in fiscal 1998 and now provides for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998.
Specific wafer pricing is in US dollars and is based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers.

     Property,  Plant  and  Equipment

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings.

     Revenue  Recognition

Net revenues are stated net of discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, the Company defers the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold product until the distributor sells the product.

     Foreign  currency  translation

The US dollar is the functional currency for the Company's Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into US dollars, and the resulting gains or losses are included in net income. The functional currency is the local currency for each of the Company's other foreign subsidiaries and the USIC joint venture. Assets and liabilities are translated at month-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.

     Derivative  financial  instruments

As part of its ongoing asset and liability management activities, the Company periodically enters into certain derivative financial arrangements to reduce financial market risks. These instruments are used to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. The Company does not enter into derivative financial instruments for trading purposes.

The Company periodically enters into currency forward or option contracts to minimize foreign exchange risk relating to the Company's wafer purchases that are denominated in yen. These contracts are accounted for as identifiable hedges against wafer purchases. Realized gains or losses are recognized upon maturity of the contracts and are included in cost of sales. The Company also periodically enters into foreign exchange forward contracts to minimize the impact of future exchange fluctuations in foreign currency firm commitments. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of an identifiable foreign currency commitment. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability.

The Company has entered into an interest rate swap agreement in order to mitigate the interest rate risks whereby the long-term debt fixed interest rate liability is matched against the Company's short-term variable interest rate assets. The liability interest rate swap agreement involves the exchange of fixed interest rate payments for variable interest rate payments over the life of the agreement without an exchange of the notional amount. The differential to be paid or received as the variable interest rate changes is accrued and recognized as interest expense. The related amounts payable or receivable from the third party is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not material. See Note 5 of Notes to Consolidated Financial Statements.

     Employee  stock  plans

The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In addition the Company discloses pro forma information related to its stock plans according to
Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123). See Note 8 of Notes to Consolidated Financial Statements.

     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and intangible assets, allowances for doubtful accounts, pricing adjustments, customer returns, inventory reserves, potential reserves relating to litigation matters as well as other accruals or reserves. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     New  Accounting  Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FASB 130), "Reporting Comprehensive Income". FASB 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity (net assets) during the period from non-owner sources. The Company is required to adopt FASB 130 in fiscal 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of FASB 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FASB 131), "Disclosures about Segments of an Enterprise and Related Information". FASB 131 revises previous standards related to the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt FASB 131 in fiscal 1999. The adoption of FASB 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Concentrations  of  credit  risk

The Company attempts to mitigate the concentration of credit risk in its trade receivables with respect to the high-technology industry with the Company's credit evaluation process, relatively short collection terms, distributor agreements, sales among various end-user applications throughout the high-technology market and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant for all years presented.

     Concentration  of  other  risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing process technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others.
Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

NOTE  3.  ACQUISITION

In April 1995, the Company acquired NeoCAD, Inc. (NeoCAD), a private company engaged in the design, development and sale of FPGA software design tools for programmable electronic technologies, for $35.0 million in cash. The transaction was treated as a purchase for accounting purposes; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. NeoCAD's financial results from the date of acquisition are included in the Company's consolidated financial results. The excess of the purchase price over the fair values of liabilities assumed, net of tangible assets acquired, was allocated to in-process technology ($19.4 million), the assembled workforce ($0.7 million), and developed technology ($15.7 million). The amount of in-process technology was written-off as a non-recurring item during fiscal 1996. The assembled workforce asset was amortized over two years and was completed in fiscal year 1997. The developed technology asset is being amortized over six years, $2.6 million of which was recorded as amortization in fiscal 1998, for cumulative amortization to date of $7.8 million.

NOTE  4.  JOINT  VENTURE

The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). The Company invested an additional  $67.4  million  in  USIC  during  fiscal  1998  to bring the total cumulative investment to $101.7 million. The Company currently holds a 25% equity ownership and the right to receive 31.25% of the wafer capacity from this facility. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until capacity is available in the USIC facility. The Company is accounting for this investment using the equity method. To date, USIC's net income has resulted primarily from favorable foreign currency exchange gains as well as interest earned on its investment portfolio. Through the second quarter of fiscal 1998, equity income was immaterial and remained classified in "Interest income and other". See further discussion in Note 6 of Notes to Consolidated Financial Statements.

NOTE 5. FINANCIAL INSTRUMENTS

     Cash  and  Investments

The  following  is  a  summary  of  available-for-sale  securities:


                                      March 31, 1998                                March 31, 1997
                     ---------------------------------------------  --------------------------------------------
                                    Gross      Gross    Estimated                  Gross     Gross     Estimated
                     Amortized   Unrealized  Unrealized    Fair     Amortized   Unrealized  Unrealized    Fair
(In thousands)          Cost       Gains       Losses     Value        Cost        Gains     Losses       Value
                     ---------   --------    ----------  ---------  ----------  ---------  ---------  ----------
Money market funds    $ 13,614    $     -      $    -    $  13,614  $   23,864     $    -     $    -    $ 23,864
Auction rate preferred  30,292         12          (2)      30,302      17,297          5         (1)     17,301
Municipal bonds        296,509        189         (29)     296,669     378,848        165        (31)    378,982
                    ----------  ---------     ---------  ---------  ----------  ---------  ----------  ---------
                     $ 340,415    $   201      $  (31)   $ 340,585  $  420,009     $  170     $  (32)  $ 420,147
                    ==========  =========     =========  =========  ==========  =========  ==========  =========

Included in short-term investments                       $ 195,326                                     $ 209,944
Included in cash and cash equivalents                      145,259                                       210,203
                                                         ---------                                     ---------
                                                         $ 340,585                                     $ 420,147
                                                         =========                                     =========


All  investments classified as "available-for-sale securities" have maturities
due  in  one  year  or  less.    Realized  gains  or  losses  from  sales  of
available-for-sale  securities  were  immaterial  for  all  periods presented.

Held-to-maturity securities of $36.3 million at March 31, 1998 and March 31, 1997, represent investments in US Treasury Securities for which amortized cost approximates estimated fair value. Held-to-maturity securities relate to certain collateral requirements for lease agreements associated with the Company's corporate facilities and have maturities due in one year or less. See Note 6 of Notes to Consolidated Financial Statements.

     Derivatives

In fiscal 1997, the Company entered into foreign exchange forward contracts to minimize the impact of future exchange fluctuations on the US dollar cost of investing in the USIC joint venture. The contracts required the Company to exchange US dollars for New Taiwan dollars and matured within one year. The contracts were accounted for as a hedge of an identifiable foreign currency commitment. Realized losses, which were immaterial, were recognized upon maturity of the contracts in fiscal 1998 and included in the USIC joint venture investment.

The Company has entered into an interest rate swap agreement with a third party in order to reduce risk related to movements in interest rates. Under the agreement, which was effective starting in May 1996 and terminates in November 1998, the Company effectively converted the fixed rate interest payments related to $125 million of the Company's convertible long-term debt to variable rate interest payments without the exchange of the underlying principal amounts. The Company receives fixed interest rate payments (equal to 5.935%) from the third party and is obligated to make variable rate payments (equal to the three month Libor rate) to the third party during the term of the agreement. The fair value of the interest rate swap is immaterial based on market exchange rates.

At March 31, 1998, no commitments under foreign currency forward or option contracts were outstanding.

     Long-Term  Debt  and  Lines  of  Credit

In November 1995, the Company completed a private placement of $250 million aggregate principal convertible subordinated notes under Rule 144A of the Securities Act of 1933. The notes, which mature in 2002, are convertible at the option of the note holders into the Company's common stock at a conversion price of $51 per share, subject to adjustment upon the occurrence of certain events. The conversion price represented a 24.77% premium over the closing price of the Company's stock on November 7, 1995. Interest is payable semi-annually at 5.25% per annum. As of November 4, 1997, the notes are redeemable at the option of the Company at an initial redemption price of 103.75% of the principal amount. However, prior to November 3, 1998, the notes are not redeemable unless the closing price of the Company's common stock has exceeded $71.40 (40% premium over the conversion price) per share for twenty trading days within a period of thirty consecutive trading days. Redemption prices as a percentage of the principal amount are 103%, 102.25%, 101.50% and 100.75% in the years beginning November 1, 1998, November 1, 1999, November 1, 2000 and November 1, 2001, respectively. Debt issuance costs of $6.1 million incurred in conjunction with issuance of the convertible subordinated notes are being amortized over the seven-year life of the notes. In 1998, the Company recorded debt issuance cost amortization of $0.9 million. At March 31, 1998, the fair value of the convertible subordinated notes was approximately $255 million based on quoted market prices. The Company has reserved 4,901,961 shares of common stock for the conversion of these notes.

The Company has $40 million available under a syndicated bank revolving credit line agreement, which expires in March 2001. Under this agreement, borrowings bear interest at the prime rate or 0.625% over the Libor rate. Additionally, the Company's Ireland manufacturing facility has an additional $6.2 million available under a multicurrency credit line, which expires in November 1999. Under this agreement, borrowings bear interest at the bank's prime rate. At March 31, 1998, no borrowings were outstanding under any credit lines. The Company is in full compliance with the agreement's required covenants and financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.

NOTE 6. COMMITMENTS

The Company leases its manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:



Years ended March 31,  (In thousands)
                       ---------------
1999                   $         4,150
2000                             3,268
2001                               332
2002                               188
2003                               118
Thereafter                         655
                       ---------------
                       $         8,711
                       ===============



Rent expense was approximately $4.5 million for the years ended March 31, 1998 and 1997 and approximately $4.3 million for the year ended March 31, 1996.

The Company has entered into lease agreements relating to certain corporate facilities which would allow the Company to purchase the facilities on or before the end of the lease term in December 1999. If at the end of the lease term the Company does not purchase the property under lease or arrange a third party purchase, then the Company would be obligated to the lessor for a guarantee payment equal to a specified percentage of the Company's purchase price for the property. The Company would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below a specified percentage of the Company's purchase price. The Company is also required to comply with certain covenants and maintain certain financial ratios. As of March 31, 1998, the total amount related to the leased facilities for which the Company is contingently liable is $39.8 million. Under the terms of the agreements, the Company is required to maintain collateral (restricted investments) of approximately $36 million during the lease term.

During fiscal 1998, the Company entered into an agreement for a facility to be built on property adjacent to the Company's corporate facilities. Building construction is expected to be completed in fiscal 1999. Upon signing the lease agreement, the Company paid the lessor $31.3 million for prepaid rent and an option to purchase the facility. The rent prepayment covers one year and was discounted to its present value. Additionally, the Company can exercise the lease agreement's purchase option between the sixth and twelfth month following the commencement date of the lease term. If the Company elects to exercise the option, the prepaid purchase option will be considered payment in full. However, if the Company decides not to exercise the purchase option, the prepaid option will be returned without interest at the end of the first year of the lease.

Under the terms of the agreement entered into between the Company and USIC, the Company may be required to make a third equity installment of up to an additional $30 million in the USIC joint venture, if warranted based on the capital and operational requirements of the joint venture.

NOTE 7. NET INCOME PER SHARE

During the quarter ended December 27, 1997, the Company adopted the Financial Accounting Standards Board's Statement No. 128 (FASB 128), "Earnings per Share". The new standard required the Company to change the method used to compute net income per share and to restate all prior periods. The new requirement includes a calculation of "basic" net income per share, which excludes the dilutive effect of stock options. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding, plus other dilutive shares which are not common equivalent shares.

The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 6,269,000, 6,859,000 and 7,863,000 incremental common shares attributable to outstanding options for fiscal years 1998, 1997 and 1996, respectively.

The shares issuable upon conversion of long-term debt to equity, approximately
4.9 million shares, were not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately
1.9 million, 1.0 million and 0.6 million shares, for the fiscal years 1998, 1997 and 1996, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

NOTE 8. STOCKHOLDERS' EQUITY

The Company's Certificate of Incorporation provides for 300 million shares of common stock and 2 million shares of undesignated preferred stock.

     Treasury  Stock

The Company authorized a stock buyback program in September 1996 whereby up to 2 million shares of the Company's common stock were purchased in the open market from time to time as market and business conditions warranted. This program was completed in November 1997. In December 1997 an additional program was authorized to buyback up to an additional 2 million shares. The Company has reissued treasury shares repurchased in response to Employee Stock Option exercises and Employee Qualified Stock Purchase Plan requirements. During fiscal 1998 and 1997, the Company repurchased a total of 2,330,000 and 877,500 shares of common stock for $93.8 million and $32.0 million, respectively. In fiscal 1998 and 1997, 921,000 and 837,000 shares were reissued, respectively. As a result, the Company was holding 1,449,500 treasury stock shares at March 31, 1998.

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

     Employee  Stock  Option  Plan

Under existing stock option plans (Option Plan), options reserved for future issuance to employees and directors of the Company total 18,410,000 shares. Options to purchase shares of the Company's common stock under the Option Plan are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over four or five years.

A summary of the Company's Option Plan activity, and related information, follows:


 Years ended March 31,                  1998               1997                 1996
                                  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted
                                            Average             Average             Average
                                  Shares   Exercise   Shares   Exercise   Shares   Exercise
                                   (000)     Price     (000)     Price     (000)     Price
                                  -------  ---------  -------  ---------  -------  ---------
Outstanding at beginning of year  13,708   $   20.54  13,888   $   16.78  11,452   $   10.81
  Granted                          2,979       47.82   2,597       33.52   3,971       30.95
  Exercised                       (1,540)      10.73  (1,752)      10.58  (1,169)       6.22
  Forfeited                         (622)      31.76  (1,025)      19.49    (366)      17.18
                                  -------             -------             -------
Outstanding at end of year        14,525   $   26.70  13,708   $   20.54  13,888   $   16.78
                                  =======             =======             =======

Shares available for grant         3,885               2,992               1,264
                                  -------             -------             -------


The following table summarizes information relating to options outstanding and exercisable under the Option Plan at March 31, 1998:


                                 Options Outstanding          Options Exercisable
                                     Weighted

                                      Average     Weighted                 Weighted
                      Options        Remaining     Average    Options       Average
Range of              Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices          (000)      Life (Years)   Price       (000)        Price
--------------------  -----------  ------------  ---------  ------------  ---------
0.12 - $12.96               2,025         3.93    $  6.86        1,949     $  6.66
12.96 - $15.58              2,361         5.62      13.23        1,785       13.25
15.58 - $22.88              2,707         6.70      18.92        1,371       18.71
23.33 - $33.63              3,107         7.87      31.19        1,069       30.62
33.75 - $56.88              4,325         8.83      44.98          943       43.72
--------------------  -----------  ------------  ---------  ------------  ---------

0.12 - $56.88              14,525         7.02    $ 26.70        7,117     $ 19.14


At March 31, 1997, 5.7 million options were exercisable.

     Employee  Qualified  Stock  Purchase  Plan

Under the Company's 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 361,359 and 535,360 shares were issued during 1998 and 1997, respectively, and 815,331 shares were available for issuance at March 31, 1998.

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

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of stock options and stock purchase plan rights under the Option Plan and Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The fair value of stock options and stock purchase plan rights granted in fiscal years 1998, 1997 and 1996 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.


                                     Stock Options     Stock Purchase Plan Rights
Years ended March 31,             1998   1997   1996       1998   1997   1996
--------------------------------  -----  -----  -----      -----  -----  -----
Expected Life (years)                3      4      4         .5     .5     .5
Expected Stock Price Volatility    .62    .56    .56        .65    .56    .68
Risk-Free Interest Rate            6.0%   6.3%   6.0%       5.5%   5.4%   5.6%



For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period. Because FASB 123 is applicable only to the Company's awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under FASB 123, the Company's net income would have been $95.6 million, $87.4 million and $86.2 million in 1998, 1997 and 1996, respectively. Basic net income per share would have been $1.30, $1.20 and $1.21 in 1998, 1997 and 1996, respectively, while diluted net income per share would have been $1.25, $1.12 and $1.10, respectively.

Calculated under FASB 123, the weighted-average fair value of the stock options granted during 1998, 1997 and 1996 was $21.38, $15.91 and $14.41 per share, respectively. The weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 1998, 1997 and 1996 were $14.50, $14.47 and $16.68 per share, respectively.

NOTE 9. INCOME TAXES

The provision for taxes on income consists of:


(In thousands)          Years ended March 31,
                      1998      1997      1996
                    --------  --------  --------
Federal:  Current   $45,808   $40,901   $64,917
          Deferred   (3,880)     (200)   (7,004)
                    --------  --------  --------
                     41,928    40,701    57,913
                    --------  --------  --------

State:    Current     9,285    12,073    10,343
          Deferred     (311)   (1,483)     (363)
                    --------  --------  --------
                      8,974    10,590     9,980
                    --------  --------  --------

Foreign:  Current     5,826     4,091     1,555
                    --------  --------  --------

Total               $56,728   $55,382   $69,448
                    ========  ========  ========


The tax benefits associated with the disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable by $16.1 million, $16.7 million, and $7.9 million for 1998, 1997, and 1996, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income from foreign operations was $55.5 million, $36.1 million and $11.5 million for fiscal years 1998, 1997 and 1996, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, accumulated to approximately $32.9 million as of March 31, 1998. The residual US tax liability, if such amounts were remitted, would be approximately $8.2 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:


(In thousands)                                  Years ended March 31,
                                             1998       1997       1996
                                           ---------  ---------  ---------
Income before provision for taxes          $180,596   $165,758   $170,902
Federal statutory tax rate                       35%        35%        35%
Computed expected tax                      $ 63,209   $ 58,016   $ 59,816
State taxes net of federal benefit            5,833      6,884      6,487
Tax exempt interest                          (4,003)    (3,278)    (2,552)
Write-off of NeoCAD in-process technology         -          -      7,069
Foreign earnings at lower tax rates          (4,586)    (2,478)    (1,057)
Research and development tax credit          (3,007)    (2,522)         -
Other                                          (718)    (1,240)      (315)
                                           ---------  ---------  ---------
Provision for taxes on income              $ 56,728   $ 55,382   $ 69,448
                                           =========  =========  =========



The major components of deferred tax assets and liabilities consist of the following:



(In thousands)                                         Years ended March 31,
                                                     1998       1997      1996
                                                   ---------  --------  --------
Deferred tax assets:
     Inventory valuation differences               $  7,846   $12,471   $ 3,887
     Deferred income on shipments to distributors    23,431    15,808    15,917
     Nondeductible accrued expenses                   6,904     7,568     7,778
     Other                                              326     3,156     2,773
                                                   ---------  --------  --------
     Total                                           38,507    39,003    30,355
                                                   ---------  --------  --------
Deferred tax liabilities:
     Depreciation and amortization                      763    (4,026)   (3,082)
     Unremitted foreign earnings                    (16,032)   (7,601)   (1,876)
     Other                                             (137)     (716)     (264)
                                                   ---------  --------  --------
Total net deferred tax assets                      $ 23,101   $26,660   $25,133
                                                   =========  ========  ========


NOTE 10. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company operates in one single industry segment comprising the design, development and marketing of programmable logic semiconductor devices and the related software design tools.

Geographic  information  for  fiscal years 1998, 1997 and 1996 is presented in
the  tables  below.    Intercompany  activity has been eliminated from amounts
shown.




(In thousands)           1998                             1997                              1996
             -------------------------------   --------------------------------  -------------------------------
                         Income                           Income                            Income
                 Net     Before Identifiable     Net      Before   Identifiable    Net      Before   Identifiable
              Revenues   Taxes     Assets      Revenues   Taxes       Assets     Revenues   Taxes       Assets
              --------  --------  ----------  ---------  --------  ------------  ---------  --------  ----------
United States $449,053  $109,182  $833,701    $432,009   $115,800    $779,626    $482,615   $157,872  $650,979
Europe         164,540    71,052   106,543     136,134     49,680      66,893      78,187     12,854    68,861
Other                -       362       994           -        278       1,174           -        176     1,040
             ---------  --------  ----------  ---------  --------   -----------  ---------  --------  ----------
              $613,593  $180,596  $941,238    $568,143   $165,758    $847,693    $560,802   $170,902  $720,880
             =========  ========  ==========  =========  ========   ===========  =========  ========  ===========



Export revenues consisting of sales from the US to non-affiliated customers in certain geographic areas were as follows:



(In thousands)                                  Years ended March 31,
                                               1998     1997      1996
                                              -------  -------  --------
US exports to Europe                          $41,961  $40,804  $ 70,124
US exports to Japan                            26,137   26,496    50,957
US exports to Southeast Asia/Rest of World     15,013   10,676    18,288
                                              -------  -------  --------
                                              $83,111  $77,976  $139,369
                                              =======  =======  ========



No single end customer accounted for more than 5% of revenues in 1998 or 1997 or 6% of revenues in 1996. Approximately 14%, 15% and 13% of net product revenues were made through the Company's largest domestic distributor in 1998, 1997 and 1996, respectively. A second domestic distributor accounted for approximately 11% of net product revenues in fiscal 1998 and a third distributor accounted for approximately 10% of net product revenues in 1996.

NOTE  11.  LITIGATION

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. In October 1997, the Court held a hearing with respect to construction of the claims of the various patents in suit.

On April 20, 1995, Altera filed an additional suit against the Company in Federal District Court in Delaware alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California. Discovery has not begun.

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

NOTE  12.  WRITE-OFF  OF  DISCONTINUED  PRODUCT  FAMILY

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



                                         SCHEDULE II - XILINX, INC.
                                     VALUATION AND QUALIFYING ACCOUNTS
                                              (in thousands)

Description                                Beginning   Charged to    Deductions    Balance at
                                            of Year      Income         (a)       End of Year

    For the year ended March 31, 1996:
Allowances for doubtful accounts, pricing
adjustments and customer returns           $4,863      $5,296       $4,960        $5,199
    For the year ended March 31, 1997:
Allowances for doubtful accounts, pricing
adjustments and customer returns           $5,199      $7,991       $7,456        $5,734
    For the year ended March 31, 1998:
Allowance for doubtful accounts, pricing   $5,734      $5,637       $2,963        $8,408
adjustments and customer returns


(a)  Represents  amounts  written  off  against the allowance, customer returns or pricing adjustments  to  international  distributors.



REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS

The  Board  of  Directors  and  Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and
schedule  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                        /s/  Ernst & Young LLP


San Jose, California
April 22, 1998


SUPPLEMENTARY  FINANCIAL  DATA

QUARTERLY DATA (UNAUDITED)


                                               Year Ended March 31, 1998
(In thousands except per share amounts)   First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
Net revenues                             $160,761  $150,272  $148,735  $153,825
Gross margin                               99,855    94,224    93,067    95,757
Operating income                           47,251    43,048    41,071    42,498
Net income                                 33,444    30,950    31,600    30,593
Net income per share:
   Basic                                     0.46      0.42      0.43      0.42
   Diluted                               $   0.41  $   0.38  $   0.40  $   0.39
Shares used in per share calculations:
   Basic                                   73,495    73,921    74,196    73,350
   Diluted                                 81,326    81,416    79,248    78,053
                                         --------  --------  --------  --------




QUARTERLY DATA (UNAUDITED)


                                                 Year Ended March 31, 1997
(In thousands except per share amounts)   First     Second       Third     Fourth
                                         Quarter   Quarter      Quarter   Quarter
                                         --------  --------     --------  --------
Net revenues                             $150,200  $130,579     $135,587  $151,777
Gross margin                               96,875    74,921*      83,431    93,579
Operating income                           49,490    29,464*      36,903    43,204
Net income                                 32,492    21,218*      26,223    30,443
Net income per share:
   Basic                                     0.45      0.29*        0.36      0.42
   Diluted                               $   0.41  $   0.27*    $   0.33  $   0.38
Shares used in per share calculations:
   Basic                                   72,176    72,853       72,931    73,305
   Diluted                                 78,944    79,378       79,791    80,586
                                         --------  --------     --------  --------


*After write-off of discontinued product family of $5 million, $0.05 per basic share and $0.04 per diluted share net of tax.



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


                                    PART IV
                                    -------


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The Financial Statements required by Item 14 (a) are filed as Item 8 of this annual report.

       (2) The Financial Statement Schedule required by Item 14 (a) is filed as Item 8 of this annual report.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

       (3) The exhibits listed below in (c) are filed or incorporated by reference as part of this annual report.

(b)     Reports on Form 8-K.   No reports on Form 8-K were filed during the
        -------------------
fourth  quarter  of  fiscal  1998.

(c)     Exhibits.
        --------



 Exhibit Number    Description
-----------------  -------------------------------------------------------------------------------------
          3.1 (1)  Restated Certificate of Incorporation of the Company, as amended to date.
          3.2 (2)  Bylaws of the Company, as amended to date.
          4.1 (3)  Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
         10.1 (4)  Lease dated March 27, 1995 for adjacent facilities at 2055 Logic Drive and 2065 Logic
                   Drive, San Jose, California.
         10.2 (4)  First Amendment to Master Lease dated April 27, 1995 for the Company's facilities at
                   2100 Logic Drive and 2101 Logic Drive, San Jose, California.
         10.3 (5)  Lease dated October 8, 1997 for an additional facility on Logic Drive, San Jose,
                   California.
       10.4.1 (6)  Agreement of Purchase and Sale of Land in Longmont Colorado, dated
                   November 24, 1997.
       10.4.2 (6)  First Amendment to Agreement of Purchase and Sale of Land in Longmont Colorado,
                   dated January 15, 1998.
         10.5 (2)  1988 Stock Option Plan, as amended.
         10.6 (2)  1990 Employee Qualified Stock Purchase Plan, as amended.
         10.7 (7)  1997 Stock Option Plan
         10.8 (2)  Form of Indemnification Agreement between the Company and its officers and directors.
         10.9 (8)  Letter Agreement dated as of January 22, 1996 of the Company to Willem P.
                   Roelandts.
        10.10 (8)  Separation Agreement dated as of April 8, 1996 between the Company and Curtis
                   Wozniak.
      10.11.1 (8)  Consulting Agreement dated as of June 1, 1996 between the Company and
                   Bernard V. Vonderschmitt.
      10.11.2 (6)  Amended Services and Compensation Exhibit to the Consulting Agreement dated as of
                   June 1, 1996 between the Company and Bernard Vonderschmitt.
      10.11.3 (6)  Second Amendment to the Consulting Agreement dated as of June 1, 1996 between the
                   Company and Bernard Vonderschmitt.
        10.12 (7)  Letter Agreement dated as of April 1, 1997 of the Company to Richard W. Sevcik.
        10.13 (2)  Technology Transfer Agreement and Preferred Shares and Warrant Purchase
                   Agreement for Series E Preferred Stock and Series F Preferred Stock dated June 9,
                   1986 between the Company and Monolithic Memories, Inc.
        10.14 (2)  Common Stock Purchase Agreement dated March 19, 1990 between the Company and
                   Advanced Micro Devices, Inc.
   10.15 (9) (10)  Patent Cross License Agreement dated as of April 22, 1993 between the Company and
                   Actel Corporation.
     10.16.1 (11)  Agreement and Plan of Reorganization dated as of March 29, 1995, among Registrant,
                   NeoCAD, Inc. and XNX Acquisition Corporation.
     10.16.2 (11)  Certificate of Merger filed on April 10, 1995 between NeoCAD, Inc. and XNX
                   Acquisition Corporation.
10.17.1 (10) (12)  Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.17.2 (10) (12)  Fabven Foundry Capacity Agreement dated as of September 14, 1995 between the
                   Company and UMC.
10.17.3 (10) (12)  Written Assurances Re Foundry Venture Agreement dated as of September 29,
                   1995 between UMC and the Company.
 10.18.1 (8) (10)  Advance Payment Agreement entered into on May 17, 1996 between Seiko
                   Epson Corporation and the Company.
 10.18.2 (6) (10)  Amended and Restated Advance Payment Agreement with Seiko Epson dated
                   December 12, 1997.
        10.19 (8)  Indenture dated November 1, 1995 between the Company and State Street
                   Bank and Trust Company.
            12.1   Statement of Computation of Ratios of Earnings to Fixed Charges.
            21.1   Subsidiaries of the Company.
              23   Consent of Ernst & Young LLP, Independent Auditors.
            24.1   Power of Attorney.
            27.1   Financial Data Schedule for fiscal years ended March 31, 1998, 1997 and 1996.
            27.2   Financial Data Schedule for quarters in the fiscal year ended March 31, 1998.
            27.3   Financial Data Schedule for quarters in the fiscal year ended March 31, 1997.




(1)          Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30,
             1991.
(2)          Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
(3)          Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-43793) effective
             November 26, 1991.
(4)          Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995.
(5)          Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 27, 1997.
(6)          Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
             December 27, 1997.
(7)          Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
             March 29, 1997.
(8)          Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
             March 30, 1996.
(9)          Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1993.
(10)         Confidential treatment requested as to certain portions of these exhibits.
(11)         Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 18, 1995.
(12)         Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995.




                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 16th day of June, 1998.


                                         XILINX,  INC.



                                         By: /s/ Willem P. Roelandts
                                         -------------------------------------
                                         Willem P. Roelandts,
                                         Chief Executive Officer and President