Form 10-Q
period 1998-06-27
XILINX INC
filed 1998-08-07
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(Mark  One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 27, 1998   or
                                                    -------------
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______to _________.


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

                           YES [  X  ]             NO [     ]




Class                              Shares Outstanding at June 27, 1998
-----                              -----------------------------------

Common Stock, $.01 par value            72,395,000


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                             XILINX, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (in thousands except per share amounts)


                                               Three  Months  Ended
                                               June 27,    June 28,
                                                 1998        1997
                                              ----------  ----------

Net revenues                                  $ 151,603   $ 160,761

Costs and expenses:
     Cost of revenues                            56,823      60,906
     Research and development                    20,803      19,938
     Marketing, general and administrative       31,434      32,666
                                              ----------  ----------

          Operating costs and expenses          109,060     113,510
                                              ----------  ----------

Operating income                                 42,543      47,251

Interest income and other                         3,908       5,786
Interest expense                                 (3,492)     (3,491)
                                              ----------  ----------

Income before provision for taxes on income
  and equity in joint venture                    42,959      49,546

Provision for taxes on income                    13,317      16,102
                                              ----------  ----------

Income before equity in joint venture            29,642      33,444

Equity in net income (loss) of joint venture     (2,613)          -
                                              ----------  ----------

Net income                                    $  27,029   $  33,444
                                              ==========  ==========

Net income per share:
      Basic                                   $    0.37   $    0.46
                                              ==========  ==========
      Diluted                                 $    0.35   $    0.41
                                              ==========  ==========

Shares used in per share calculations:
     Basic                                       72,843      73,495
                                              ==========  ==========
     Diluted                                     76,838      81,326
                                              ==========  ==========

   (See accompanying Notes to Consolidated Condensed Financial Statements.)



                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                      June 27,    March 28,
                                                                        1998        1998
                                                                     ----------  -----------
ASSETS

Current assets:
    Cash and cash equivalents                                        $ 134,233   $  166,861
    Short-term investments                                             227,401      195,326
    Accounts receivable, net                                            77,870       60,912
    Inventories                                                         56,458       55,289
    Advances for wafer purchases                                        70,836       72,267
    Deferred income taxes and other current assets                      54,190       49,569
                                                                     ----------  -----------

Total current assets                                                   620,988      600,224

Property, plant and equipment, at cost                                 167,347      163,632
Accumulated depreciation and amortization                              (78,285)     (75,356)
                                                                     ----------  -----------
    Net property, plant and equipment                                   89,062       88,276

Restricted investments                                                  36,749       36,271
Investment in joint venture                                             86,146       90,872
Advances for wafer purchases                                            63,214       77,342
Deposits and other assets                                               47,659       48,253
                                                                     ----------  -----------

                                                                     $ 943,818   $  941,238
                                                                     ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  19,275   $   20,332
    Accrued payroll, other accrued liabilities and interest payable     27,831       32,735
    Income taxes payable                                                21,387       16,692
    Deferred income on shipments to distributors                        64,558       55,898
                                                                     ----------  -----------

Total current liabilities                                              133,051      125,657

Long-term debt                                                         250,000      250,000
Deferred tax liabilities                                                17,802       15,406

Stockholders' equity:
    Preferred stock, $.01 par value                                          -            -
    Common stock, $.01  par value                                          724          729
    Additional paid-in capital                                         112,030      119,172
    Retained earnings                                                  531,497      504,468
    Treasury stock, at cost                                            (81,930)     (56,973)
    Cumulative translation adjustment                                  (19,356)     (17,221)
                                                                     ----------  -----------

                Total stockholders' equity                             542,965      550,175
                                                                     ----------  -----------

                                                                     $ 943,818   $  941,238
                                                                     ==========  ===========

(See accompanying Notes to Consolidated Condensed Financial Statements.)



                                       XILINX, INC.
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      Increase (decrease) in cash and cash equivalents
                                       (in thousands)


                                                                                          Three Months Ended
                                                                                         June 27,    June 28,
                                                                                           1998        1997
                                                                                        ----------  ----------
Cash flows from operating activities:
    Net income                                                                          $  27,029   $  33,444
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                8,152       7,715
               Undistributed earnings of joint venture                                      2,613        (518)
               Changes in assets and liabilities:
                       Accounts receivable                                                (16,958)       (456)
                       Inventories                                                         14,390      11,135
                       Deferred income taxes and other                                     (3,456)      4,630
                       Accounts payable, accrued liabilities and income taxes payable       5,463      10,384
                       Deferred income on shipments to distributors                         8,660       7,395
                                                                                        ----------  ----------
                               Total adjustments                                           18,864      40,285
                                                                                        ----------  ----------
                                    Net cash provided by operating activities              45,893      73,729

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                               (105,481)   (172,063)
    Proceeds from sale or maturity of short-term available-for-sale investments            73,270      46,927
    Advances for wafer purchases                                                                -     (30,000)
    Property, plant and equipment                                                          (7,774)     (5,377)
                                                                                        ----------  ----------
                                     Net cash used in investing activities                (39,985)   (160,513)

Cash flows from financing activities:
    Acquisition of treasury stock                                                         (53,659)     (8,899)
    Proceeds from issuance of common stock                                                 15,123      10,311
                                                                                        ----------  ----------
                                     Net cash (used)/provided by financing activities     (38,536)      1,412
                                                                                        ----------  ----------
Net decrease in cash and cash equivalents                                                 (32,628)    (85,372)

Cash and cash equivalents at beginning of period                                          166,861     215,903
                                                                                        ----------  ----------

Cash and cash equivalents at end of period                                              $ 134,233   $ 130,531
                                                                                        ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                      $   6,514   $   5,940
    Issuance of treasury stock under employee stock plans                                  28,702      10,746
    Receipts against advances for wafer purchases                                          15,559           -

Supplemental disclosures of cash flow information:
    Interest paid                                                                           6,501       6,469
    Income taxes paid                                                                   $   1,946   $   6,168


(See accompanying Notes to Consolidated Condensed Financial Statements.)




                                 XILINX, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended March 28, 1998. The balance sheet at March 28, 1998 is derived from audited financial statements, although certain prior period amounts have been reclassified to conform to the fiscal 1999 presentation. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending April 3, 1999.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at June 27, 1998 and March 28, 1998 are as follows:



(in thousands)                      June 27,   March 28,
                                         1998        1998
                                    ---------  ----------

                  Raw materials     $   4,095  $    5,976
                  Work-in-process      25,411      24,845
                  Finished goods       26,952      24,468
                                    ---------  ----------
                                    $  56,458  $   55,289
                                    =========  ==========


3. The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 4.0 million and 7.8 million incremental common shares attributable to outstanding options for the first quarter of fiscal year 1999 and 1998, respectively.

The shares issuable upon conversion of long-term debt to equity, approximately
4.9 million shares, were not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately
3.1 million and 0.5 million shares, for the first quarter of fiscal year 1999 and 1998, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

4. The Company has adopted the Statement of Financial Accounting Standards No. 130 (FASB 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FASB 130 establishes standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners
and  distributions  to  owners.    The  difference  between  net  income  and
comprehensive income for Xilinx is from foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

The components of comprehensive income for the three months ended June 27, 1998 and June 28, 1997 are as follows:



(in thousands)                                          June 27,    June 28,
                                                            1998        1997
                                                       ----------  ----------
Net Income                                             $  27,029   $  33,444
   Cumulative translation adjustment                      (2,135)       (153)
   Unrealized gain on available for sale securities,
    net of tax                                               (82)        (75)
                                                       ----------  ----------
Comprehensive Income                                   $  24,812   $  33,216
                                                       ==========  ==========


5. The Company is currently involved in litigation with Altera Corporation and other parties (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the various legal proceedings and because the lawsuits are still in the pre-discovery or pre-trial stage, the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to each claim, is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome could differ materially due to the uncertain nature of each litigation and because the lawsuits are still in the pre-discovery or pre-trial stages.

6. The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). Subsequent to June 27, 1998, the Company invested additional equity of approximately $6 million in USIC. However, as other parties increased their equity in USIC during the most recent investment, the Company decreased its equity ownership to 20%.
The Company will still receive up to 31.25% of the wafers produced in this facility.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".


RESULTS  OF  OPERATIONS:    FIRST QUARTER OF FISCAL 1999 COMPARED TO THE FIRST
------------------------------------------------------------------------------
QUARTER  OF  FISCAL  1998
-------------------------

REVENUES

Revenues of $151.6 million in the first quarter of fiscal 1998 represent a 5.7% decrease from the comparable prior year quarter. The decrease was primarily attributable to the revenue decline of the Company's first generation product families, as well as the XC4000 family, a mature second generation product line. The decrease was partially offset by the Company's newest product families including the XC4000X family, comprised of the XC4000EX and XC4000XL devices, as well as the XC9500 and Spartan product
families.    Combined,  these  three  new  product  families  contributed approximately $39 million in revenue in the first quarter of fiscal 1999 compared to approximately $7 million in the first quarter of the prior year. Despite the significant growth in new product revenues, first quarter fiscal 1999 revenues were impacted by the overall slowdown in the semiconductor market, continued price competition, inventory reductions at end customers and the current economic environment in Japan and Southeast Asia . The Company believes that these factors, as well as others described in "Factors Affecting Future Operating Results," could continue to impact future revenues in the near term.

Revenues for the Company's first generation products, which include the XC2000, XC3000 and XC3100 families, represented 19.2% of total revenues in the first quarter of fiscal 1999, as compared to 27.8% in the first quarter of fiscal 1998. The Company's second generation products, including the XC4000, XC4000X, XC5200 and Spartan families, represented 63.9% of total revenues in the first quarter of fiscal 1999, as compared to 57.4% in the first quarter of fiscal 1998. The increase in revenues relating to second generation products is primarily a function of the increased demand for the functionality and performance provided by the newer XC4000X devices. Revenues from other programmable logic products, which include the XC7000 and XC9500 complex programmable logic devices (CPLD) families, HardWire and serial proms, increased from 12.5% to 14.8% of total revenues in fiscal 1999 as compared to the prior year, primarily due to the increased revenue from the XC9500 family.

Proprietary software design tools sold to customers during the first quarter of fiscal 1999 totaled approximately 4,000 units amounting to $3.1 million in revenues, as compared to approximately 1,700 units during the prior year first quarter and $3.8 million in revenue. The increase in software revenue seats resulted primarily from increased demand for the Company's lower cost, easier to use Foundation Series software. Although software seats increased, software revenue decreased 16.7% due to the change in the sales mix towards lower priced products as well as price reductions for specific products. Software sales as a percentage of total revenues represented approximately 2% of revenues in the first quarter of both fiscal years.

International revenues represented approximately 37% of total revenues in the first quarter of both fiscal year 1999 and 1998. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 24%, 9% and 4% of the Company's worldwide sales, respectively, in the first fiscal quarter of 1999. Europe and Asia Pacific/Rest of World experienced revenue declines in the first quarter of fiscal 1999 as compared to the same quarter a year ago. Relative to the fiscal June 1998 quarter, Japan related revenues increased approximately 7% when stated in yen, but declined approximately 3% when translated in US dollar equivalent revenues due to the erosion in the yen to US dollar exchange rate over the past year.

GROSS  MARGIN

Gross margin was $94.8 million, or 62.5% of revenues, for the first three months of fiscal 1999 as compared to $99.9 million, or 62.1% of revenues, for the first three months of fiscal 1998. The slight increase in the gross margin percentage over the prior year quarter was due to the favorable impact of lower wafer prices from wafer suppliers, manufacturing process technology improvements, and improved yields that more than offset selling price reductions. Over the past years, Xilinx has also been able to offset much of the erosion in gross margin percentages of its more mature integrated circuits with increased volumes of newer, proprietary, higher margin products, although no assurance can be given that the Company will continue to do so in the future. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Company management believes that gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will be in this range.

RESEARCH  AND  DEVELOPMENT

The Company continues to invest in research and development and increased its expenditures 4.3% in the first three months of fiscal 1999 over the comparable period in the prior year from $19.9 million, or 12.4% of revenues, to $20.8 million, or 13.7% of revenues. The increase in research and development expenses was primarily attributable to the increased costs associated with designing and developing new product architectures of complex, high density devices. The Company remains committed to a significant level of research and development effort in order to continue to maintain its technology leadership in the programmable logic marketplace.

MARKETING,  GENERAL  AND  ADMINISTRATIVE

Marketing, general and administrative expenses decreased 3.8% to $31.4 million in the first three months of fiscal 1999 as compared to the same quarter in the prior fiscal year. The decrease in expenses was primarily attributable to decreased sales commissions on a lower level of revenue partially offset by increased labor-related costs. As a percentage of revenues, marketing, general and administrative expenses were 20.7% and 20.3%, respectively, when comparing the same periods. The increase as a percentage of revenue was a function of the lower revenues achieved, despite the cost controls in place. The Company remains committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of marketing, general and administrative expenses in the future.

OPERATING  INCOME

Operating income of $42.5 million represented 28.1% of revenue in the first quarter of fiscal 1999 as compared to $47.3 million or 29.4% of revenue in the prior year quarter. Operating income could be adversely impacted in future years by the factors discussed throughout this report, particularly those noted in "Factors Affecting Future Operating Results".

INTEREST  AND  OTHER,  NET

Interest and other income for the first quarter of fiscal 1999 declined $1.9 million from the amount in the first quarter of fiscal 1998. Although average cash and investment balances and average interest rates remained fairly consistent with the prior year, the weakening of the yen relative to the US dollar resulted in unfavorable foreign exchange losses. Beginning in fiscal 1999, most wafers purchased from Japanese suppliers have been denominated in US dollars. However, the Company is currently invoicing Japanese customers in yen, resulting in a yen exposure. The Company is using hedging instruments to limit future yen related exposure. The amount of net interest and other income in the future will continue to be impacted by the level of the Company's investment portfolio, prevailing interest rates and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

The company recorded a tax provision of $13.3 million for the first three months of fiscal 1999 as compared to $16.1 million in the same period in the prior year representing an effective tax rate of 31.0% and 32.5%, respectively. The lower tax rate for the first quarter of fiscal 1999 was favorably impacted by legislation reinstating the R&D Tax Credit through June 1998 as well as increased profits in foreign operations where the tax rate is lower than the US rate.

JOINT  VENTURE  EQUITY  INCOME

The Company records its 25% proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income. The Company recorded a $2.6 million net loss for the first quarter of fiscal 1999 as the wafer fabrication facility began ramping up production. Many of the expenses associated with full foundry operation are being incurred in the early stages of limited production, and the Company expects that profitability of the joint venture will occur, if at all, only after a sufficient volume of wafer production is obtained.

INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

The Company's financial condition at June 27, 1998 remained strong. Total current assets exceeded total current liabilities by 4.7 times, compared to
4.8 times at March 28, 1998. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flows from operations during the first three months of fiscal 1999. As of June 27, 1998, the Company had cash, cash equivalents and short-term investments of $361.6 million and working capital of $487.9 million. Cash generated by operations of $45.9 million for the first three months of fiscal 1999 was $27.8 million lower than the $73.7 million generated for the first three months of fiscal 1998. This decrease in cash generated by operations resulted primarily from an increase in accounts receivable, the cash flow impact of reduced net income, a decrease in accounts payable, accrued liabilities and income taxes payable and a
decrease  in  deferred  income  taxes  and  other.   The $17.0 million, or 28%
increase in accounts receivable was primarily a result of the Company's efforts to move domestic distributors to longer payment terms in exchange for elimination of prompt payment discounts. One distributor switched over to the new terms in the first quarter of fiscal 1999. In addition, another distributor's semi-monthly payment was received after quarter end.

Cash flows used for investing activities during the three months ended June 27, 1998, included net short-term investment purchases of $32.2 million and $7.8 million of property, plant and equipment. In the first three months of fiscal 1998, investing activities used funds for advances to Seiko Epson for wafer purchases of $30.0 million, net short-term investment purchases of $125.1 million and acquisitions in property, plant and equipment of $5.4 million.

Net cash flows used by financing activities were $38.5 million in the first three months of fiscal 1999, as the acquisition of treasury stock during the period of $53.7 million was only partially offset by proceeds from the issuance of common stock under employee stock plans of $15.1 million. For the comparable fiscal 1998 period, financing activities included $10.3 million in proceeds from issuance of common stock under corporate stock plans partially offset by the acquisition of treasury stock during the period of $8.9 million.

Stockholders' equity decreased by $7.2 million at June 27, 1998, principally as a result of the Company's existing stock buyback program whereby approximately 1.3 million shares were purchased during the three months ended June 27, 1998. Partially offsetting the treasury stock repurchases was the net income during the period and the proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options.

The Company has available credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At June 27, 1998, no borrowings were outstanding under the lines of credit.

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


FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS
----------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns characterized by diminished product demand, limited visibility of demand for products further out than three to nine months, accelerated erosion of average selling prices and overcapacity. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions relating to technology companies, conditions specific to the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Market demand for the Company's products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if the Company were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely impact the Company's financial condition and results of operations. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are much less reliable predictors of the future than is the case in many older, more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

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

Sales and operations outside of the United States subject the Company to risks associated with conducting business in foreign economic and regulatory environments. The Company's financial condition and results of operations could be adversely impacted by unfavorable economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries. Specifically, the Company has sales and operations in the Asian markets, including Southeast Asia and Japan. The recent instability in the Asian financial markets has adversely impacted revenues and may continue to adversely impact revenues in those markets in several ways, including reduced access to sources of capital needed by customers to make purchases and increased exchange rate differentials that may adversely effect the customer's ability to purchase or the Company's ability to sell at competitive prices. In addition, the instability may increase credit risks as the recent weakening of certain Asian currencies may impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial condition and results of operations in the near future.

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

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

The Company does not manufacture the wafers used for its products. During the past several years, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko Epson) and UMC. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires or earthquakes as well as disrupted access to adequate supplies of electricity, natural gas or water would cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers and subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have a material adverse effect on the Company's financial condition and results of operations.

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

LITIGATION

The Company is currently engaged in several lawsuits. See "Legal Proceedings" in Part II.

DEPENDENCE  ON  NEW  PRODUCTS

The  Company's  future success depends in large part on its ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price, functionality and performance. The success of new product introductions is dependent upon several factors, including timely completion of new product designs, the ability to utilize advanced manufacturing process technologies, achievement of acceptable yields, availability of supporting software design tools, utilization of predefined cores of logic and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. Revenues relating to some of the Company's mature products are expected to continue to decline in the future. As a result, the Company will be increasingly dependent on revenues derived from newer products. In addition, the average selling price for any particular product tends to decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to mature product lines. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance at prices with higher margins, the Company's financial condition and results of operations could be materially adversely affected.

COMPETITION

The Company's field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs) compete in the programmable logic marketplace, with a substantial majority of the Company's revenues derived from its FPGA product families. The industries in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and continuous price erosion. The Company expects significantly increased competition both from existing competitors and from companies that may enter its market.

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

The Company's major sources of competition fall into four main categories: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures, providers of high speed, low density CPLDs devices and other providers of new or emerging programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. The Company competes with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers, voltage and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. Competition among CPLD suppliers is based primarily on price, performance, design, software utility and the ability to deliver complete solutions to customers. In addition, the Company competes with manufacturers of new or emerging programmable logic products on the basis of price, performance, customer support, software utility and the ability to deliver complete solutions to customers. Some of the Company's current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected.

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

On July 22, 1998, the Company filed a suit for injunctive relief against Altera and Joseph Ward, a former Xilinx employee, in the Circuit Court of Cook County, Illinois, to prevent disclosure of certain Company confidential information. On the same day, Altera filed suit against the Company in Superior Court in Santa Clara County, California, arising from the same events. Altera's suit requests declaratory relief and claims the Company engages in unfair business practices and interference with contractual relations.

On July 31, 1998, the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona against Xilinx, Inc. and twenty-five (25) other Unites States semiconductor companies for infringement of certain of its patents.

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because the lawsuits are still in the pre-discovery or pre-trial stages.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. The
Company knows of no legal proceedings contemplated by any governmental authority or agency.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibit 12            Statement of Computation of Ratio of Earning
                                  to Fixed Charges

        (b) Reports on Form 8-K   None





                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         XILINX, INC.
                                         ------------





Date   August  7,  1998                  /s/  Kris Chellam
-----------------------                  -----------------
                                         Kris Chellam
                                         Senior Vice President of Finance and
                                         Chief Financial Officer
                                        (as principal accounting and financial
                                         officer and on behalf of Registrant)