Form 10-Q
period 1998-10-03
XILINX INC
filed 1998-11-12
CIK 743988

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(Mark  One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 3, 1998   or
                                                    ---------------
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______to _________.


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
                          YES [  X  ]                NO  [     ]



  Class                             Shares  Outstanding  at  October  3,  1998
  -----                             ------------------------------------------

Common Stock, $.01 par value            71,483,000



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        XILINX, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (in thousands except per share amounts)



                                              Three  Months  Ended      Six Months Ended
                                               Oct. 3,    Sept. 27,    Oct. 3,    Sept. 27,
                                                1998        1997        1998        1997
                                              ---------  -----------  ---------  -----------

Net revenues                                  $156,443   $  150,272   $308,046   $  311,033

Costs and expenses:
     Cost of revenues                           58,814       56,048    115,637      116,954
     Research and development                   22,560       19,950     43,363       39,888
     Marketing, general and administrative      32,447       31,226     63,881       63,892
                                              ---------  -----------  ---------  -----------

          Operating costs and expenses         113,821      107,224    222,881      220,734
                                              ---------  -----------  ---------  -----------

Operating income                                42,622       43,048     85,165       90,299

Interest income and other                        4,729        5,303      8,637       11,089
Interest expense                                (3,565)      (3,496)    (7,057)      (6,987)
                                              ---------  -----------  ---------  -----------

Income before provision for taxes on income
  and equity in joint venture                   43,786       44,855     86,745       94,401

Provision for taxes on income                   13,574       13,905     26,891       30,007
                                              ---------  -----------  ---------  -----------

Income before equity in joint venture           30,212       30,950     59,854       64,394

Equity in net income (loss) of joint venture    (2,381)           -     (4,994)           -
                                              ---------  -----------  ---------  -----------

Net income                                    $ 27,831   $   30,950   $ 54,860   $   64,394
                                              =========  ===========  =========  ===========

Net income per share:
      Basic                                   $   0.39   $     0.42   $   0.76   $     0.87
                                              =========  ===========  =========  ===========
      Diluted                                 $   0.37   $     0.38   $   0.72   $     0.79
                                              =========  ===========  =========  ===========

Shares used in per share calculations:
     Basic                                      71,912       73,921     72,377       73,708
                                              =========  ===========  =========  ===========
     Diluted                                    74,881       81,416     75,860       81,371
                                              =========  ===========  =========  ===========


          (See accompanying Notes to Consolidated Condensed Financial Statements.)


                                 XILINX, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands except per share amounts)


                                                                      Oct. 3,     March 28,
                                                                        1998        1998
                                                                     ----------  -----------
ASSETS

Current assets:
    Cash and cash equivalents                                        $  69,894   $  166,861
    Short-term investments                                             288,244      195,326
    Accounts receivable, net                                            74,071       60,912
    Inventories                                                         58,709       55,289
    Advances for wafer purchases                                        49,979       72,267
    Deferred income taxes and other current assets                      58,442       49,569
                                                                     ----------  -----------

Total current assets                                                   599,339      600,224

Property, plant and equipment, at cost                                 176,493      163,632
Accumulated depreciation and amortization                              (83,801)     (75,356)
                                                                     ----------  -----------
    Net property, plant and equipment                                   92,692       88,276

Restricted investments                                                  36,355       36,271
Investment in joint venture                                             87,064       90,872
Advances for wafer purchases                                            69,743       77,342
Deposits and other assets                                               46,149       48,253
                                                                     ----------  -----------

                                                                     $ 931,342   $  941,238
                                                                     ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  21,215   $   20,332
    Accrued payroll, interest payable and other accrued liabilities     33,786       32,735
    Income taxes payable                                                23,544       16,692
    Deferred income on shipments to distributors                        62,977       55,898
                                                                     ----------  -----------

Total current liabilities                                              141,522      125,657

Long-term debt                                                         250,000      250,000
Deferred tax liabilities                                                17,383       15,406

Stockholders' equity:
    Preferred stock, $.01 par value                                          -            -
    Common stock, $.01  par value                                          715          729
    Additional paid-in capital                                          99,483      119,172
    Retained earnings                                                  559,328      504,468
    Treasury stock, at cost                                           (115,373)     (56,973)
    Cumulative translation adjustment                                  (21,716)     (17,221)
                                                                     ----------  -----------

                Total stockholders' equity                             522,437      550,175
                                                                     ----------  -----------

                                                                     $ 931,342   $  941,238
                                                                     ==========  ===========


          (See accompanying Notes to Consolidated Condensed Financial Statements.)


                                        XILINX, INC.
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      Increase (decrease) in cash and cash equivalents
                                       (in thousands)


                                                                                           Six Months Ended
                                                                                         Oct. 3,     Sept. 27,
                                                                                           1998        1997
                                                                                        ----------  -----------
Cash flows from operating activities:
    Net income                                                                          $  54,860   $   64,394
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                               15,186       15,768
               Undistributed earnings of joint venture                                      4,994       (1,028)
               Changes in assets and liabilities:
                       Accounts receivable                                                (13,159)       6,263
                       Inventories                                                         26,267        8,054
                       Deferred income taxes and other                                     (4,001)       6,752
                       Accounts payable, accrued liabilities and income taxes payable      13,556        5,694
                       Deferred income on shipments to distributors                         7,079       10,526
                                                                                        ----------  -----------
                               Total adjustments                                           49,922       52,029
                                                                                        ----------  -----------
                                    Net cash provided by operating activities             104,782      116,423

Cash flows from investing activities:
    Purchases of short-term available-for-sale investments                               (405,320)    (234,495)
    Proceeds from sale or maturity of short-term available-for-sale investments           312,436      270,154
    Purchases of restricted held-to-maturity investments                                  (36,228)     (36,136)
    Proceeds from maturity of restricted held-to-maturity investments                      36,145       36,130
    Advances for wafer purchases                                                                -      (30,000)
    Property, plant and equipment                                                         (17,287)     (10,556)
    Investment in joint venture                                                            (5,448)     (67,422)
                                                                                        ----------  -----------
                                     Net cash used in investing activities               (115,702)     (72,325)

Cash flows from financing activities:
    Acquisition of treasury stock                                                        (105,426)     (15,164)
    Proceeds from issuance of common stock                                                 19,379       15,535
                                                                                        ----------  -----------
                                     Net cash (used)/provided by financing activities     (86,047)         371
                                                                                        ----------  -----------
Net decrease in cash and cash equivalents                                                 (96,967)      44,469

Cash and cash equivalents at beginning of period                                          166,861      215,903
                                                                                        ----------  -----------

Cash and cash equivalents at end of period                                              $  69,894   $  260,372
                                                                                        ==========  ===========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                      $   7,925   $   10,252
    Issuance of treasury stock under employee stock plans                                  47,026       17,011
    Receipts against advances for wafer purchases                                          29,888            -

Supplemental disclosures of cash flow information:
    Interest paid                                                                           6,466        6,480
    Income taxes paid                                                                   $  15,233   $   26,087



        (See accompanying Notes to Consolidated Condensed Financial Statements.)



                               XILINX, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the fiscal year ended March 28, 1998.
The balance sheet at March 28, 1998 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 1999, the Saturday nearest March 31. The three-month and six-month periods ended October 3, 1998 consisted of fourteen and twenty-seven weeks, respectively. The three-month and six-month periods ended September 27, 1997 consisted of thirteen and twenty-six weeks, respectively.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at October 3, 1998 and March 28, 1998 are as follows:



(in thousands)                       Oct. 3,   March 28,
                                        1998        1998
                                    --------  ----------
                  Raw materials     $  4,242  $    5,976
                  Work-in-process     27,067      24,845
                  Finished goods      27,400      24,468
                                    --------  ----------
                                    $ 58,709  $   55,289
                                    ========  ==========



3. The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 3.0 million and 3.5 million incremental common shares attributable to outstanding options for the second quarter and first six months of fiscal year 1999, respectively, as compared to
7.5 million and 7.7 million in the comparable fiscal 1998 periods, respectively.

The shares issuable upon conversion of long-term debt to equity, approximately
4.9 million shares, were not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately
5.8 million and 4.4 million shares for the second quarter and first six months of fiscal year 1999, respectively, and 0.6 million and 0.5 million shares in the comparable fiscal 1998 periods, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

4. The Company has adopted the Statement of Financial Accounting Standards No. 130 (FASB 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FASB 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners
and  distributions  to  owners.    The  difference  between  net  income  and
comprehensive income for Xilinx is from foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

The components of comprehensive income for the three and six month periods ended October 3, 1998 and September 27, 1997 are as follows:


                                                         Three months ended      Six months ended
(in thousands)                                          Oct. 3,    Sept. 27,    Oct. 3,    Sept. 27,
                                                           1998         1997       1998         1997
                                                       ---------  ----------  ----------  -----------


Net Income                                             $ 27,831   $   30,950   $ 54,860   $   64,394
   Cumulative translation adjustment                     (2,360)      (3,457)    (4,495)      (3,610)
   Unrealized gain on available for sale securities,
    net of tax                                              102           50         20          (25)
                                                       ---------  -----------  ---------  -----------
 Comprehensive Income                                  $ 25,573   $   27,543   $ 50,385   $   60,759
                                                       =========  ===========  =========  ===========


5.        The Company is currently involved in various legal proceedings, (see
Part II, Item 1, Legal Proceedings). The legal proceedings with Altera Corporation and Joseph Ward are of an uncertain nature and the lawsuits are still in the pre-discovery or pre-trial stage, therefore the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to each claim and is defending them vigorously. In addition, on July 31, 1998, the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. The ultimate outcome of this matter cannot be determined at this time. However, management does not currently expect that this matter will have a material adverse effect on the Company's
financial  condition  and  results  of  operations.    The  foregoing  is  a
forward-looking statement subject to risks and uncertainties, and the ultimate outcome of this matter could differ materially due to the uncertain nature of the litigation.

6. The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). During the second quarter of fiscal 1999, the Company invested additional equity of $5.4 million in USIC. However, as other parties increased their equity in USIC during the most recent investment, the Company decreased its equity ownership to 20%.
The Company will still receive up to 31.25% of the wafers produced in this facility.

7. During the second quarter of fiscal 1999, the Company's Board of Directors authorized another stock repurchase program whereby up to 3,000,000 shares of its common stock may be purchased in the open market from time to time as market and business conditions warrant. The Company plans to use shares repurchased from this program and all previous stock repurchase programs to meet the stock requirements of the Company's Stock Option and Employee Qualified Stock Purchase plans. During the quarter ended October 3, 1998, the Company repurchased a total of 1,375,000 shares of common stock for $51.8 million, and reissued 462,000 shares during the period for Stock Option exercises and Stock Purchase Plan requirements. As of October 3, 1998, the
Company  was  holding  approximately  2.9  million  shares  of treasury stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

RESULTS  OF  OPERATIONS:    SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1999
------------------------------------------------------------------------------
COMPARED  TO  THE  SECOND  QUARTER  AND  FIRST  SIX  MONTHS  OF  FISCAL  1998
-----------------------------------------------------------------------------

REVENUES

Revenues of $156.4 million in the second quarter of fiscal 1999 represented a 4.1% increase from the comparable prior year quarter. The increase was primarily attributable to the revenue growth of the Company's XC4000EX, XC4000XL and XC9500 product lines. The increase was partially offset by the decreased revenues relating to the Company's mature XC4000 family. Revenues for the first six months of fiscal 1999 were $308.0 million, a 1% decrease from the $311.0 million achieved in the prior year comparable period. Despite the growth in second quarter revenues, revenues for the first six months of fiscal 1999 were impacted by the overall slowdown in the semiconductor market and the economic environment in Japan and Southeast Asia. The Company believes that these factors, as well as others described in "Factors Affecting Future Operating Results," could continue to impact revenues in the near term.

The Company currently classifies its product offerings into four categories. The Base products consist of the Company's mature product families that use technology greater than 0.6 micron; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Revenues for Base products represented 22.8% of total revenues in the second quarter of fiscal 1999, as compared to 42.2% in the second quarter of fiscal 1998. Mainstream products use 0.5 and 0.6 micron technology and include the XC4000E, XC4000EX, XC5200 and XC9500 product lines. Mainstream products represented 43.6% of total revenues in the second quarter of fiscal 1999 and 39.3% of total revenues in the prior year second quarter. Mainstream product revenues were primarily driven by the revenue increases in the XC4000EX and XC9500 product lines. Advanced products include our newest technologies on .35 micron and smaller which include the XC4000XL, XC4000XV and Spartan product lines. Advanced products represented 20.6% and 6.0% of total revenues in the second quarter of fiscal 1999 and 1998, respectively. The revenue increase for the Advanced products was driven primarily from the XC4000XL product family. The Company's Support products make up the remainder of the product offerings and include serial proms, HardWire and software. Support products represented 13.0% and 12.5% of total revenues in the second quarter of fiscal 1999 and 1998, respectively. The Company has historically been able to offset much of the revenue declines of its mature technologies with increased revenues from newer technologies, although no assurance can be given that the Company will continue to do so in the future.

International revenues represented approximately 31% of total revenues in the second quarter of fiscal year 1999 in comparison to approximately 37% in the prior year quarter. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 21%, 6% and 4% of the Company's worldwide revenues, respectively, in the second quarter of fiscal 1999 as compared to approximately 21%, 11% and 6% of worldwide revenues, respectively, in the second quarter of the prior fiscal year. Japan and Asia Pacific/Rest of World experienced revenue declines in the second quarter of fiscal 1999 as compared to the same quarter a year ago primarily as a result of the weak economic environment in those regions. Relative to the second quarter of fiscal 1998, Japan related revenues experienced a decrease in both yen and equivalent US dollars. A comparison of the erosion in the yen to US dollar exchange rate resulted in a decline of approximately $1.5 million in the second quarter fiscal 1999 as compared to the second quarter of the prior fiscal year.

GROSS  MARGIN

Gross margin was $97.6 million, or 62.4% of revenues and $192.4 million or 62.5% of revenues for the second quarter and first six months of fiscal 1999, respectively. Gross margin for the comparable periods of fiscal 1998 were $94.2 million, or 62.7% of revenues, and $194.1 million, or 62.4% of revenues, respectively. The stable gross margin percentages from the prior year three and six month periods were due to the favorable impact of lower wafer prices from wafer suppliers, manufacturing process technology improvements, and improved yields that offset continued selling price reductions. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Management believes that gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $22.6 million for the second quarter and $43.4 million for the first six months of fiscal 1999, or 14.4% and 14.1% of revenues, respectively. Research and development expenditures for the comparable periods in the prior year were $20.0 million and $39.9 million, or 13.3% and 12.8% of revenues, respectively. The increase in expenditures over the prior year periods was primarily attributable to the increased costs associated with designing and developing new product architectures of complex, high density devices including increased labor-related costs and testing of new products. Specifically, additional costs are being incurred in connection with the Company's development of its Virtex (XC4000XV) family members. The Company remains committed to a significant level of research and development effort in order to continue to maintain its technology leadership in the programmable logic marketplace.

MARKETING,  GENERAL  AND  ADMINISTRATIVE

Marketing, general and administrative expenses increased 3.9%, to $32.4 million in the second quarter of fiscal 1999 as compared to $31.2 million incurred in the comparable prior year quarter, and remain consistent at $63.9 million for the first six months of fiscal 1999 as compared to the same periods from the prior fiscal year. The increase in the second quarter expenses was primarily attributable to increased labor-related costs and increased marketing expenses for new product introductions. As a percentage of revenues, marketing, general and administrative expenses were 20.7% for both the second quarter and first six months of fiscal 1999 as compared to 20.8% and 20.5% for the comparable prior year periods, respectively. The Company remains committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of marketing, general and administrative expenses in the future.

OPERATING  INCOME

Operating income of $42.6 million and $85.2 million represented 27.2% and 27.6% of revenues in the second quarter and the first six months of fiscal 1999, respectively, as compared to $43.0 million and $90.3 million, or 28.6% and 29.0% of revenues, respectively, from the comparable prior year periods. Operating income could be adversely impacted in future years by the factors discussed throughout this report, particularly those noted in "Factors Affecting Future Operating Results".

INTEREST  AND  OTHER,  NET

Interest and other income for the second quarter of fiscal 1999 declined $0.6 million from the amount in the second quarter of fiscal 1998 and decreased
$2.5 million for the first six months of the current fiscal year over the prior years' comparable period. Average cash and investment balances have decreased in both the second quarter and first six months of fiscal 1999 as compared to the prior year periods resulting in lower interest and other income. In addition, the weakening of the yen relative to the US dollar resulted in unfavorable foreign exchange losses in both the second quarter and first six months of fiscal 1999 as compared to the same periods in fiscal 1998. The amount of net interest and other income in the future will continue to be impacted by the level of the Company's average cash and investment balance, prevailing interest rates and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

The company recorded a tax provision of $13.6 million for the second quarter of fiscal 1999 as compared to $13.9 million in the same prior year period representing an effective tax rate of 31.0% for both periods. For the first six months of fiscal 1999, the Company recorded a provision of $26.9 million as compared to $30.0 million for the first six months of fiscal 1998 representing an effective tax rate of 31.0% and 31.8%, respectively. The lower tax rate is primarily due to legislation reinstating the R&D Tax Credit through June 1998 as well as increased profits in foreign operations where the tax rate is lower than the US rate.

JOINT  VENTURE  EQUITY  INCOME

The Company records its proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). The Company recorded $2.4 million and $5.0 million net losses for the second quarter and the first six months of fiscal 1999, respectively as the wafer fabrication facility began ramping up production. Many of the expenses associated with full foundry operations are being incurred during the early stages of limited production, and the Company expects that profitability of the joint venture will occur, if at all, only after a sufficient volume of wafer production and shipments are obtained.

HEDGING

Through fiscal year 1998, the Company's purchases of processed silicon wafers from Japanese suppliers were denominated in yen. Beginning in fiscal 1999, most wafers purchased from Japanese suppliers have been denominated in US dollars. The Company continues to invoice Japanese customers in yen, resulting in a net yen exposure. The Company is currently using hedging instruments to limit its net yen related exposure. The use of hedging instruments did not have a material impact on the Company's results of operations for the three and six-month periods ended October 3, 1998. At October 3, 1998, the unrealized gain or loss on all outstanding hedging instruments was immaterial.

INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

The Company's financial condition at October 3, 1998 remained strong. Total current assets exceeded total current liabilities by 4.2 times, compared to
4.8 times at March 28, 1998. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, fund acquisitions and make investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flows from operations during the first six months of fiscal 1999. As of October 3, 1998, the Company had cash, cash equivalents and short-term investments of $358.1 million and working capital of $457.8 million. Cash generated by operations of $104.8 million for the first six months of fiscal 1999 was $11.6 million lower than the $116.4 million generated from the first six months of fiscal 1998. This decrease in cash generated by operations resulted primarily from an increase in accounts receivable, the cash flow impact of reduced net income and a decrease in deferred income taxes and other partially offset by the decrease in cash spent on inventory as inventory receipts continue to be received against the advance for wafer purchases. The $13.2 million, or 21.6% increase in accounts receivable was primarily a result of the Company's continued efforts to move domestic distributors to longer payment terms in exchange for elimination of prompt payment discounts. One distributor switched over to the new terms in the first quarter of fiscal 1999.

Cash flows used for investing activities during the six months ended October 3, 1998, included net short-term investment purchases of $92.9 million, $17.3 million of property, plant and equipment, and an additional $5.4 million equity investment in the USIC joint venture. In the first six months of fiscal 1998, investing activities included an equity investment of $67.4 million in the USI joint venture, a $30.0 million advance to Seiko Epson for wafer purchases, and $10.6 million of property, plant and equipment acquisitions, which were partially offset by the net maturities of $35.7 million in short-term investments.

Net cash flows used by financing activities were $86.0 million in the first six months of fiscal 1999, as the acquisition of treasury stock during the period of $105.4 million was only partially offset by proceeds received from the issuance of common stock under employee stock plans of $19.4 million. For the comparable fiscal 1998 period, financing activities included $15.5 million in proceeds from employee stock plans, which were almost completely offset by the acquisition of treasury stock during the period of $15.2 million.

Stockholders' equity decreased by $27.7 million during the first six month of fiscal 1999, principally as a result of the Company's stock buyback programs whereby approximately 2.6 million shares were purchased during the six months ended October 3, 1998. Partially offsetting the treasury stock repurchases was the net income during the period and the proceeds from the issuance of common stock under employee stock plans and related tax benefits from stock options.

The Company has available credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At October 3, 1998, no borrowings were outstanding under the lines of credit.

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

Also, the Company's financial condition and results of operations are becoming increasingly dependent on a global economy. The increased instability in worldwide economic environments could lead to a contraction of capital spending. Additionally, risks include government regulation of exports, tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, and generally longer receivable collection periods. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of the Company's products in the future or what, if any, effect such actions would have on the Company's financial condition and results of operations.

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

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

The Company does not manufacture the wafers used for its products. During the past several years, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko Epson) and UMC. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires or earthquakes as well as disrupted access to adequate supplies of electricity, natural gas or water could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers and subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's major sources of competition fall into four main categories: the manufacturers of custom CMOS gate arrays, providers of high density programmable logic products characterized by FPGA-type architectures, providers of high speed, low density CPLDs and other providers of new or emerging programmable logic products. The Company competes with custom gate array manufacturers on the basis of lower design costs, shorter development schedules and reduced inventory risks. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. The Company continues to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. The Company competes with high density programmable logic suppliers on the basis of performance, voltage, the ability to deliver complete solutions to customers, and customer support, taking advantage of the primary characteristics of flexible, high speed implementation and quick time-to-market capabilities of the Company's PLD product offerings. Competition among CPLD suppliers is based primarily on price, performance, design, software utility and the ability to deliver complete solutions to customers. In addition, the Company competes with manufacturers of new or emerging programmable logic products on the basis of price, performance, customer support, software utility and the ability to deliver complete
solutions  to  customers.    Some  of  the  Company's  current  or  potential
competitors have substantially greater financial, manufacturing, marketing and technical resources than Xilinx. To the extent that such efforts to compete are not successful, the Company's financial condition and results of operations could be materially adversely affected.

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

COMPUTER  INFORMATION  SYSTEMS

In  order  to  compete  effectively  in  an  industry  characterized  by rapid technological change, intense competitive pressure and cyclical market patterns, the Company continually evaluates its computer information systems. As a result, the Company has recently implemented information systems or system enhancements relating to its semiconductor manufacturing and financial applications. In addition, the Company is in the process of implementing computer information systems relating to its software manufacturing and order entry applications. The Company currently expects that these systems will be implemented by the middle of calendar 1999. The time period for which these systems are expected to be implemented represents a forward-looking statement subject to risks and uncertainties and actual results may differ materially from those described above due to a number of risk factors. These risk factors include, but are not limited to, the complexity of the conversion process and the new systems themselves, the transfer of data from old to new systems and the need for employee training in connection with adopting these new systems. Implementation of these new systems could potentially require the Company to be without certain capabilities critical to normal business operation (including processing customer orders and shipping product) for a period of time until the new systems are operational. In addition, the Company could encounter problems after implementation of these systems. There can be no assurance that these risks would not have a material adverse impact on the Company's financial condition and results of operations.

As is the case with most other companies using computer information systems in their operations, the Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems, as well as the vendor and customer date-sensitive computerized information electronically transferred to the Company. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable Year. Any of the Company's systems that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000, which could result in miscalculations, classification errors or system failures.

The Company has performed a thorough review of its internal use software and hardware applications and software products in order to identify those applications and products that are not Year 2000 compliant. Currently the Company's Year 2000 efforts have been focused on implementing the upgrades for the software and hardware applications identified in the review as well as assessing its outside suppliers and other critical business partners. The Company believes that its internal computer system implementation or enhancement efforts principally conducted to improve competitive and operating efficiencies, as described above, will also address some of the Company's internal Year 2000 compliance issues. Additional internal information systems are also currently being upgraded. Electronic data interchange modifications have been completed that are intended to ensure all dates are handled properly, although there can be no assurance of this. With regard to all information technology hardware, including desktops, networking and telecom equipment, and servers, the Company has completed its assessment, has begun to make the necessary upgrades and expects to complete the upgrades by mid calendar 1999, although there can be no assurance of this. The Company believes that its release M1.5 software is Year 2000 compliant, except for the Japanese version, although there can be no assurance of this. The Japanese version of release M1.5 is currently expected to be released during the quarter ending January 2, 1999, although there can be no assurance of this. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to the current product version. The Company plans to take several steps to minimize any Year 2000 effects such as miscalculations, classification errors or system failures. Internal preparedness includes specific steps that will be taken in anticipation of the Year 2000 as well as relying on a contingency plan which would include the ability to utilize both the San Jose and Ireland manufacturing facilities for shipment and having multiple vendors who can provide critical wafer, assembly and test products and services.

The time periods provided above represent forward-looking statements subject to risks and uncertainties and actual results may differ materially from those described above due to a number of risk factors. These factors include, but are not limited to, the complexity of identifying potential Year 2000 issues, the ability to allocate and/or obtain qualified resources to resolve Year 2000 issues, the ability to work effectively with vendors and other critical business partners and the Company's effectiveness at encouraging customers to migrate towards its current software product version. There can be no assurance that the Company will be able to successfully, in a timely manner, modify all systems and products to comply with Year 2000 requirements, which could have a material adverse effect on the Company's financial condition and results of operations.

The costs directed solely towards Year 2000 compliance are not incremental to the Company, but represent a reallocation of existing resources. To date the Company has incurred less than $1.0 million on efforts directed solely towards Year 2000 compliance and expects to incur a total of less than $2.0 million when the process has been completed, although there can be no assurance that this will be the case. Although the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods, if the Company, its customers or vendors are unable to resolve such processing issues on a timely basis, the Company's financial condition and results of operations could be adversely affected.

EURO  CURRENCY

Effective January 1, 1999 11 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro and adopt the Euro as their common legal currency. During the three year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. The Company is assessing the Euro impact on its business including the ability to handle the conversion in the accounting and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that modifications to its operations and systems will be completed on a timely basis and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with Euro requirements on a timely basis.

LITIGATION

The Company is currently engaged in several lawsuits. See "Legal Proceedings" in Part II.


PART  II.    OTHER  INFORMATION

Item  1.          Legal  Proceedings

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery has been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the
Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. On October 25, 1998, both Altera and the Company filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation.

On July 22, 1998, the Company filed a suit for injunctive relief against Altera and Joseph Ward, a former Xilinx employee, in the Circuit Court of Cook County, Illinois, to prevent disclosure of certain Company confidential information. On the same day, Altera filed suit against the Company in Superior Court in Santa Clara County, California, arising from the same events. Altera's suit requests declaratory relief and claims the Company engages in unfair business practices and interference with contractual relations. On September 10, 1998 the Company filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. Subsequently, the Company dismissed its suit for injunctive relief in Illinois. On October 20, 1998, Altera and Ward filed crossclaims against the Company for malicious prosecution of civil action and defamation.

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

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. The ultimate outcome of this matter cannot be determined at this time. However, management does not currently expect that this matter will have a material adverse effect on the Company's
financial  condition  and  results  of  operations.    The  foregoing  is  a
forward-looking statement subject to risks and uncertainties, and the ultimate outcome of this matter could differ materially due to the uncertain nature of the litigation.

There are no other pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. The
Company knows of no legal proceedings contemplated by any governmental authority or agency.


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 6, 1998.


(a)  Election of directors
                              Votes For    Votes Withheld
                              ---------    --------------

     Bernard V. Vonderschmitt  64,430,033    530,234
     Willem P. Roelandts       64,705,101    255,166
     John L. Doyle             64,699,526    260,741
     Philip T. Gianos          64,731,533    228,734
     William Howard            64,721,059    239,208


(b) To ratify and approve an amendment to the Company's 1997 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,500,000.

 For             Against           Abstain        No Vote
 ----------      ----------        ---------      ---------
 38,056,406      26,759,224        144,637        7,529,987


(c) To ratify and approve an amendment to the Company's 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares.

 For             Against           Abstain        No Vote
 ---------       ----------        ---------      ---------
 60,779,454      4,046,186         134,628        7,529,987


(d) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended April 3, 1999.

 For             Against           Abstain        No Vote
 ---------       ---------         ---------      ---------
 64,788,536      106,878           64,855         7,529,987


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits              None

         (b)    Reports on Form 8-K   None

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        XILINX, INC.
                                        ------------





Date    November  11,  1998             /s/  Kris  Chellam
    ------------------------            ------------------
                                        Kris  Chellam
                                        Senior Vice President of Finance and
                                        Chief Financial Officer
                                        (as principal accounting and financial
                                        officer and on behalf of Registrant)