Form 10-Q
period 1999-01-02
XILINX INC
filed 1999-02-10
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 2, 1999 or
                                                            ---------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .


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
                         YES  [  X  ]        NO  [    ]






Class                                 Shares  Outstanding  at  January  2,  1999
-----                                 ------------------------------------------

Common  Stock,  $.01  par  value                   144,569,000   (1)

(1) Restated for stock split - See Note 9 of Notes to Consolidated Condensed Financial Statements.

PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements



                                        XILINX, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (in thousands except per share amounts)


                                                Three Months Ended      Nine Months Ended
                                                Jan. 2,    Dec. 27,    Jan. 2,    Dec. 27,
                                                 1999        1997       1999        1997
                                               ---------  ----------  ---------  ----------
Net revenues. . . . . . . . . . . . . . . . .  $167,357   $ 148,735   $475,403   $ 459,768

Costs and expenses:
     Cost of revenues . . . . . . . . . . . .    65,962      55,668    181,599     172,622
     Research and development . . . . . . . .    23,036      19,536     66,399      59,424
     Sales, general and administrative. . . .    33,858      32,460     97,739      96,352
                                               ---------  ----------  ---------  ----------

          Operating costs and expenses. . . .   122,856     107,664    345,737     328,398
                                               ---------  ----------  ---------  ----------

Operating income. . . . . . . . . . . . . . .    44,501      41,071    129,666     131,370

Interest income and other . . . . . . . . . .     5,326       4,425     13,963      15,514
Interest expense. . . . . . . . . . . . . . .    (3,473)     (3,487)   (10,530)    (10,474)
                                               ---------  ----------  ---------  ----------

Income before provision for taxes on income
  and equity in joint venture . . . . . . . .    46,354      42,009    133,099     136,410

Provision for taxes on income . . . . . . . .    11,708      13,023     38,599      43,030
                                               ---------  ----------  ---------  ----------

Income before equity in joint venture . . . .    34,646      28,986     94,500      93,380

Equity in net income (loss) of joint venture.      (727)      2,614     (5,721)      2,614
                                               ---------  ----------  ---------  ----------

Net income. . . . . . . . . . . . . . . . . .  $ 33,919   $  31,600   $ 88,779   $  95,994
                                               =========  ==========  =========  ==========

Net income per share:
      Basic . . . . . . . . . . . . . . . . .  $   0.24   $    0.21   $   0.61   $    0.65
                                               =========  ==========  =========  ==========
      Diluted . . . . . . . . . . . . . . . .  $   0.22   $    0.20   $   0.59   $    0.60
                                               =========  ==========  =========  ==========

Shares used in per share calculations:  (1)
     Basic. . . . . . . . . . . . . . . . . .   143,820     148,392    144,443     147,742
                                               =========  ==========  =========  ==========
     Diluted. . . . . . . . . . . . . . . . .   151,163     158,496    151,533     161,326
                                               =========  ==========  =========  ==========

(1)  Restated  for  stock  split  - See Note 9 of Notes to Consolidated Condensed Financial
Statements.

    (See accompanying Notes to Consolidated Condensed Financial Statements.)

                                         XILINX, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands except per share amounts)



                                                                       Jan. 2,     March 28,
                                                                        1999         1998
                                                                     -----------  -----------
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $  111,683   $  166,861
    Short-term investments. . . . . . . . . . . . . . . . . . . . .     224,040      195,326
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . .      80,735       60,912
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      48,704       55,289
    Advances for wafer purchases. . . . . . . . . . . . . . . . . .      46,443       72,267
    Deferred income taxes and other current assets. . . . . . . . .      64,215       49,569
                                                                     -----------  -----------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     575,820      600,224

Property, plant and equipment, at cost. . . . . . . . . . . . . . .     183,795      163,632
Accumulated depreciation and amortization . . . . . . . . . . . . .     (88,363)     (75,356)
                                                                     -----------  -----------
    Net property, plant and equipment . . . . . . . . . . . . . . .      95,432       88,276

Long-term investments . . . . . . . . . . . . . . . . . . . . . . .     128,468       42,126
Investment in joint venture . . . . . . . . . . . . . . . . . . . .      92,300       90,872
Advances for wafer purchases. . . . . . . . . . . . . . . . . . . .      64,206       77,342
Deposits and other assets . . . . . . . . . . . . . . . . . . . . .      44,398       42,398
                                                                     -----------  -----------

                                                                     $1,000,624   $  941,238
                                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $   19,010   $   20,332
    Accrued payroll, interest payable and other accrued liabilities      28,152       32,735
    Income taxes payable. . . . . . . . . . . . . . . . . . . . . .      23,573       16,692
    Deferred income on shipments to distributors. . . . . . . . . .      68,061       55,898
                                                                     -----------  -----------

Total current liabilities . . . . . . . . . . . . . . . . . . . . .     138,796      125,657

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     250,000      250,000
Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .      24,009       15,406

Stockholders' equity:
    Preferred stock, $.01 par value . . . . . . . . . . . . . . . .           -            -
    Common stock, $.01 par value. . . . . . . . . . . . . . . . . .       1,446        1,458
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .      88,843      118,443
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . .     593,247      504,468
    Treasury stock, at cost . . . . . . . . . . . . . . . . . . . .     (80,222)     (56,973)
    Cumulative translation adjustment . . . . . . . . . . . . . . .     (15,495)     (17,221)
                                                                     -----------  -----------

                Total stockholders' equity. . . . . . . . . . . . .     587,819      550,175
                                                                     -----------  -----------

                                                                     $1,000,624   $  941,238
                                                                     ===========  ===========

    (See accompanying Notes to Consolidated Condensed Financial Statements.)

                                                    XILINX, INC.
                                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  Increase (decrease) in cash and cash equivalents
                                                   (in thousands)

                                                                                              Nine  Months  Ended
                                                                                              Jan. 2,     Dec. 27,
                                                                                                1999        1997
                                                                                             ---------   ---------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  88,779   $  95,994
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .     24,643      24,822
               Undistributed loss/(earnings) of joint venture . . . . . . . . . . . . . . .      5,721      (3,642)
               Changes in assets and liabilities:
                       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .    (19,823)      8,446
                       Inventories, excluding receipts against advances for wafer purchases     45,545       7,762
                       Deferred income taxes and other. . . . . . . . . . . . . . . . . . .     (7,507)      8,114
                       Accounts payable, accrued liabilities and income taxes payable . . .     16,671      11,222
                       Deferred income on shipments to distributors . . . . . . . . . . . .     12,163      12,889
                                                                                             ----------  ----------
                               Total adjustments. . . . . . . . . . . . . . . . . . . . . .     77,413      69,613
                                                                                             ----------  ----------
                                    Net cash provided by operating activities . . . . . . .    166,192     165,607

Cash flows from investing activities:
    Purchases of available-for-sale investments . . . . . . . . . . . . . . . . . . . . . .   (671,399)   (281,860)
    Proceeds from sale or maturity of available-for-sale investments. . . . . . . . . . . .    514,906     318,241
    Purchases of held-to-maturity investments . . . . . . . . . . . . . . . . . . . . . . .    (36,228)    (36,136)
    Proceeds from sale or maturity of held-to-maturity investments. . . . . . . . . . . . .     72,347      35,648
    Advances for wafer purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (60,000)
    Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (28,405)    (17,947)
    Investment in joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,448)    (67,422)
    Deposit on building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (28,351)
                                                                                             ----------  ----------
                                     Net cash used in investing activities. . . . . . . . .   (154,227)   (137,827)

Cash flows from financing activities:
    Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (108,634)    (22,682)
    Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .     41,491      23,078
                                                                                             ----------  ----------
                                     Net cash (used)/provided by financing activities . . .    (67,143)        396
                                                                                             ----------  ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    (55,178)     28,176

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . . .    166,861     215,903
                                                                                             ----------  ----------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $ 111,683   $ 244,079
                                                                                             ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  14,124   $  12,723
    Issuance of treasury stock under employee stock plans . . . . . . . . . . . . . . . . .     85,385      20,475
    Receipts against advances for wafer purchases . . . . . . . . . . . . . . . . . . . . .     38,960           -

Supplemental disclosures of cash flow information:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,991      13,195
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  15,568   $  26,489

    (See accompanying Notes to Consolidated Condensed Financial Statements.)

                                  XILINX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the fiscal year ended March 28, 1998. The balance sheet at March 28, 1998 is derived from the audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended January 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 1999, the Saturday nearest March 31. The three-month and nine-month periods ended January 2, 1999 consisted of thirteen and forty weeks, respectively. The three-month and nine-month periods ended December 27, 1997 consisted of thirteen and thirty-nine weeks, respectively.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at January 2, 1999 and March 28, 1998 are as follows:

      (in thousands)      Jan. 2,   March 28,
                           1999       1998
                        --------  ----------
      Raw materials. .  $  3,113  $    5,976
      Work-in-process.    24,994      24,845
      Finished goods .    20,597      24,468
                        --------  ----------
                        $ 48,704  $   55,289
                        ========  ==========

3. The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 7.3 million and 7.1 million incremental common shares attributable to outstanding options for the third quarter and first nine months of fiscal year 1999, respectively, as compared to 10.1 million and 13.6 million in the comparable fiscal 1998 periods, respectively.

     The shares issuable upon conversion of long-term debt to equity (the Convertible Subordinated Notes), approximately 9.8 million shares, were not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately 1.5 million and
     6.4 million shares for the third quarter and first nine months of fiscal year 1999, respectively, and 6.8 million and 3.0 million shares in the comparable fiscal 1998 periods, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

4. The Company adopted the Statement of Financial Accounting Standards No. 130 (FASB 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FASB 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for Xilinx is from foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

     The components of comprehensive income for the three and nine month periods ended January 2, 1999 and December 27, 1997 are as follows:

                                                          Three months ended    Nine months ended
     (in thousands)                                      Jan. 2,    Dec. 27,   Jan. 2,    Dec. 27,
                                                           1999       1997       1999       1997
                                                         --------  ----------  --------  ----------
     Net Income . . . . . . . . . . . . . . . . . . . .  $ 33,919  $  31,600   $ 88,779  $  95,994
     Cumulative translation adjustment. . . . . . . . .     6,221    (11,878)     1,726    (15,488)
     Unrealized gain on available for sale securities,
     net of tax . . . . . . . . . . . . . . . . . . . .       139        (24)       159        (49)
                                                         --------  ----------  --------  ----------
     Comprehensive Income . . . . . . . . . . . . . . .  $ 40,279  $  19,698   $ 90,664  $  80,457
                                                         ========  ==========  ========  ==========

5. The Company is currently involved in various legal proceedings, (see Part II, Item 1, Legal Proceedings). The legal proceedings with Altera Corporation and Joseph Ward are of an uncertain nature and the lawsuits are still in the pre-discovery or pre-trial stage, therefore the ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to each claim and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the ultimate outcome of this matter could differ materially due to the uncertain nature of the litigation. In addition, on July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter ending January 2, 1999, the Company entered into a license agreement with Lemelson. In response, Lemelson dismissed with prejudice all claims against the Company. The Company believes the settlement does not have a material adverse effect on the financial statements taken as a whole.

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

7. During the second quarter of fiscal 1999, the Company's Board of Directors authorized another stock repurchase program whereby up to 6,000,000 shares of its common stock may be purchased in the open market from time to time as market and business conditions warrant. The Company has used shares repurchased from this program and all previous stock repurchase programs to meet the stock requirements of the Company's Stock Option and Employee Qualified Stock Purchase plans. During the quarter ended January 2, 1999, the Company repurchased a total of 194,000 shares of common stock for $3.2 million, and reissued 1,741,000 shares during the period for Stock Option exercises and Stock Purchase Plan requirements. As of January 2, 1999, the Company was holding approximately 4.2 million shares of treasury stock.

8. Subsequent to the end of the third quarter, the Company announced its intention to redeem in full the Company's 5 % Convertible Subordinated Notes due 2002 (Notes). On February 8, 1999, one hundred percent of the $250 million principle amount of the Notes was converted into a total of
     9.8 million shares of common stock at a price of $25.50 per share.

9. On January 18, 1999 the Company's Board of Directors approved a 2 for 1 split of the Company's Common Stock, which will be effected in the form of a 100% stock dividend. On March 11, 1999 shareholders of record as of February 18, 1999 will receive one additional share of Common Stock for every share currently held. Shares, per share amounts, common stock at par value, and additional paid-in capital have been restated to reflect the stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

RESULTS  OF  OPERATIONS:  THIRD  QUARTER  AND  FIRST  NINE MONTHS OF FISCAL 1999
--------------------------------------------------------------------------------
COMPARED  TO  THE  THIRD  QUARTER  AND  FIRST  NINE  MONTHS  OF  FISCAL  1998
-----------------------------------------------------------------------------

REVENUES

Revenues of $167.4 million in the third quarter of fiscal 1999 represented a 12.5% increase from the comparable prior year quarter. The increase was primarily attributable to the revenue growth of the Company's XC4000EX, XC4000XL and XC9500 product lines. The increase was partially offset by decreased revenues relating to the Company's mature XC4000 family as well as the XC3000 family. Revenues for the first nine months of fiscal 1999 were $475.4 million, a 3.4% increase from the $459.8 million achieved in the prior year comparable period. Despite the revenue growth in the third quarter and first nine months of fiscal 1999, revenues continue to be impacted by the Asian economic environment. The Company believes that this factor, as well as others described in "Factors Affecting Future Operating Results," could continue to impact revenues in the near term.

The Company currently classifies its product offerings into four categories. The Base products consist of the Company's mature product families that are currently manufactured on technology greater than 0.5 micron; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Revenues for Base products represented 21.8% of total revenues in the third quarter of fiscal 1999, as compared to 40.6% in the third quarter of fiscal 1998. Mainstream products are currently manufactured on 0.5 micron technology and include the XC4000E, XC4000EX, XC5200 and XC9500 product lines. Mainstream products represented 41.2% of total revenues in the third quarter of fiscal 1999 and 39.6% of total revenues in the prior year third quarter. Advanced products include the Company's newest technologies manufactured on 0.35 micron and smaller, which include the XC4000XL, XC4000XV, Virtex and Spartan product lines. Advanced products represented 25.7% and 7.8% of total revenues in the third quarter of fiscal 1999 and 1998, respectively. The revenue increase for the Advanced products was driven primarily from the XC4000XL and Spartan product families. The Company's Support products make up the remainder of its product offerings and include serial proms, HardWire, High Reliability and software. Support products represented 11.3% and 12.0% of total revenues in the third quarter of fiscal 1999 and 1998, respectively. The Company has historically been able to offset much of the revenue declines of its mature technologies with increased revenues from newer technologies, although no assurance can be given that the Company will continue to do so in the future.

International revenues represented approximately 29% of total revenues in the third quarter of fiscal year 1999 in comparison to approximately 38% in the prior year quarter. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 20%, 5% and 4% of the Company's worldwide revenues, respectively, in the third quarter of fiscal 1999 as compared to approximately 22%, 10% and 6% of worldwide revenues, respectively, in the third quarter of the prior fiscal year. Japan and Asia Pacific/Rest of World experienced revenue declines in the third quarter of fiscal 1999 as compared to the same quarter a year ago primarily as a result of the weaker economic environment in those regions.

GROSS  MARGIN

Gross margin was $101.4 million, or 60.6% of revenues and $293.8 million or 61.8% of revenues for the third quarter and first nine months of fiscal 1999, respectively. Gross margin for the comparable periods of fiscal 1998 were $93.1 million, or 62.6% of revenues, and $287.1 million, or 62.5% of revenues, respectively. The decline in the third quarter gross margin percentage from the prior year three and nine month periods was primarily a result of a non-recurring royalty payment made pursuant to the license agreement with Lemelson. See Note 5 of Notes To Consolidated Condensed Financial Statements. During the third quarter of fiscal 1999, the Company continued to experience a favorable impact of lower wafer prices from wafer suppliers, manufacturing process technology improvements, and improved yields that offset continued selling price reductions. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Management believes that gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $23.0 million for the third quarter and $66.4 million for the first nine months of fiscal 1999, or 13.8% and 14.0% of revenues, respectively. Research and development expenditures for the comparable periods in the prior year were $19.5 million and $59.4 million, or 13.1% and 12.9% of revenues, respectively. The increase in expenditures over the prior year periods was primarily attributable to the increased costs associated with designing and developing new product architectures of complex, high density devices including wafer purchases, increased labor-related costs, and testing of new products. Specifically, additional costs are being incurred in connection with the Company's development of its Virtex and XC4000XV technologies and the related design software. The Company remains committed to a significant level of research and development effort in order to continue to maintain its technology leadership in the programmable logic marketplace.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses decreased as a percent of revenue to 20.2% and 20.6% for the third quarter and first nine months of fiscal 1999 as compared to 21.8% and 21.0% for the comparable prior year periods, respectively. Sales, general and administrative expenses were $33.9 million in the third quarter of fiscal 1999 as compared to $32.5 million incurred in the comparable prior year quarter, an increase of 4.3%, and were $97.7 million for the first nine months of fiscal 1999 as compared to $96.4 million in the same periods from the prior fiscal year, representing an increase of 1.4%. The increase in the third quarter expenses was primarily attributable to increased marketing expenses for new product introductions, increased sales commissions on higher revenues from US distributors along with increased labor-related costs. The Company remains committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of sales, general and administrative expenses in the future.

OPERATING  INCOME

Operating income of $44.5 million and $129.7 million represented 26.6% and 27.3% of revenues in the third quarter and the first nine months of fiscal 1999, respectively, as compared to $41.1 million and $131.4 million, or 27.6% and 28.6% of revenues, respectively, from the comparable prior year periods. Operating income could be adversely impacted in future years by the factors discussed throughout this report, particularly those noted in "Factors Affecting Future Operating Results".

INTEREST  AND  OTHER,  NET

Interest and other income for the third quarter of fiscal 1999 increased $0.9 million from the amount in the third quarter of fiscal 1998 primarily due to net foreign exchange gains. Interest and other income decreased $1.6 million for the first nine months of the current fiscal year over the prior years' comparable period primarily due to separate disclosure of joint venture equity income beginning in the third quarter of fiscal 1998. In addition, average cash and investment balances have decreased in both the third quarter and first nine months of fiscal 1999 as compared to the prior year periods resulting in lower interest and other income. The amount of net interest and other income in the future will continue to be impacted by the level of the Company's average cash and investment balance, the remaining period of time that the Convertible debt remains outstanding, (see Note 8 of Notes To Consolidated Condensed Financial Statements), prevailing interest rates and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

The company recorded a tax provision of $11.7 million for the third quarter of fiscal 1999 as compared to $13.0 million in the same prior year period, representing effective tax rates of 25.3% and 31.0%, respectively. For the first nine months of fiscal 1999, the Company recorded a provision of $38.6 million as compared to $43.0 million for the first nine months of fiscal 1998, representing effective tax rates of 29.0% and 31.5%, respectively. The lower tax rate is primarily due to legislation reinstating the R&D Tax Credit through June 30, 1999 as well as increased profits in foreign operations where the tax rate is lower than the US rate.

JOINT  VENTURE  EQUITY  INCOME

The Company records its proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). The Company recorded $0.7 million and $5.7 million net losses for the third quarter and the first nine months of fiscal 1999, respectively, as compared to equity income of $2.6 million for both the third quarter and the first nine months of fiscal 1998. The net income in fiscal 1998 was primarily attributable to foreign exchange gains incurred on USIC's dollar denominated investments. The fiscal 1999 net losses are a result of the continued ramp in production of the wafer fabrication facility. Many of the expenses associated with full foundry operations are being incurred although the facility has not reached full production, and the Company expects that profitability of the joint venture will occur, if at all, only after a sufficient volume of wafer production and shipments are obtained.

HEDGING

Through fiscal year 1998, the Company's purchases of processed silicon wafers from Japanese suppliers were denominated in yen. Beginning in fiscal 1999, most wafers purchased from Japanese suppliers have been denominated in US dollars. The Company continues to invoice Japanese customers in yen, resulting in a net yen exposure. The Company is currently using hedging instruments to limit its net yen related exposure. The use of hedging instruments has not had a material impact on the Company's results of operations during fiscal 1999. In addition, the Company does not expect that hedging instruments outstanding as of January 2, 1999, will have a material impact on the Company's future results of operations, although there can be no assurance of this.

INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

The Company's financial condition at January 2, 1999 remained strong. Total current assets exceeded total current liabilities by 4.1 times, compared to 4.8 times at March 28, 1998. Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, fund acquisitions and make investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flows from operations during the first nine months of fiscal 1999. As of January 2, 1999, the Company had cash, cash equivalents and short-term investments of $335.7 million and working capital of $437.0 million. Cash generated by operations of $166.2 million for the first nine months of fiscal 1999 was consistent with the $165.6 million generated from the first nine months of fiscal 1998. Increases in cash generated by operations resulted primarily from a decrease in cash spent on inventory as inventory receipts continue to be received against advances for wafer purchases and were offset by the cash flow impact of an increase in accounts receivable and an increase in deferred income taxes and other. The $19.8 million, or 32.5% increase in accounts receivable was primarily a result of the Company's continued efforts to move domestic distributors to longer payment terms in exchange for elimination of prompt payment discounts. As of January 2, 1999, two domestic distributors had switched over to the new terms.

Cash flows used for investing activities during the nine months ended January 2, 1999, included net investment purchases of $120.4 million, $28.4 million for property, plant and equipment, and an additional $5.4 million equity investment in the USIC joint venture. During the first nine months of fiscal 1998, investing activities included an equity investment of $67.4 million in the USIC joint venture, a $60.0 million advance to Seiko Epson for wafer purchases, and $17.9 million of property, plant and equipment acquisitions along with a building deposit of $28.4 million, which were partially offset by the net maturities of $35.9 million in short-term investments.

Net cash flows used by financing activities were $67.1 million in the first nine months of fiscal 1999, as the acquisition of treasury stock during the period of $108.6 million was only partially offset by proceeds received from the issuance of common stock under employee stock plans of $41.5 million. For the comparable fiscal 1998 period, financing activities included $23.1 million in proceeds from employee stock plans, which were almost completely offset by the acquisition of treasury stock during the period of $22.7 million.

Stockholders' equity increased by $37.6 million during the first nine month of fiscal 1999, principally as a result of the $88.8 million in net income for the nine months ended January 2, 1999. In addition, the proceeds from the issuance of common stock under employee stock plans of $41.5 million and related tax benefits from stock options of $14.1 million contributed to the increase, which was partially offset by the $108.6 million of activity under the Company's stock buyback programs whereby approximately 5.5 million shares were purchased during the nine months ended January 2, 1999.

The Company has available credit line facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At January 2, 1999, no borrowings were outstanding under the lines of credit.

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

Sales and operations outside of the United States subject the Company to risks associated with conducting business in foreign economic and regulatory environments. The Company's financial condition and results of operations could be adversely impacted by unfavorable economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries. Specifically, the Company has sales and operations in Asian markets, including Southeast Asia and Japan. The recent instability in these financial markets has adversely impacted revenues and may continue to adversely impact revenues in those markets in several ways, including reduced access to sources of capital needed by customers to make purchases and increased exchange rate differentials that may adversely effect the customer's ability to purchase or the Company's ability to sell at competitive prices. In addition, the instability may increase credit risks as the recent weakening of certain Asian currencies may impair customers' ability to repay existing obligations. Depending on the situation in Asia in coming quarters, any or all of these factors could adversely impact the Company's financial condition and results of operations in the near future.

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

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

The Company does not manufacture the wafers used for its products. During the past several years, most of the Company's wafers have been manufactured by Seiko Epson Corporation (Seiko Epson) and UMC with recent wafers also manufactured by USIC. The Company has depended upon these suppliers and others to produce wafers with competitive performance and cost attributes, including transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields, and delivering them to the Company in a timely manner. While the timeliness, yield and quality of wafer deliveries have met the Company's requirements to date, there can be no assurance that the Company's wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires or earthquakes as well as disrupted access to adequate supplies of electricity, natural gas or water could cause delays in shipments of the Company's products, and could have a material adverse effect on the Company's results of operations. The Company is also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely deliveries from these manufacturers and subcontractors, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments, and have a material adverse effect on the Company's financial condition and results of operations.

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

COMPUTER  INFORMATION  SYSTEMS

In order to compete effectively in an industry characterized by rapid technological change, intense competitive pressure and cyclical market patterns, the Company continually evaluates its computer information systems. As a result, the Company has recently implemented computer information systems or system enhancements relating to its semiconductor manufacturing, software manufacturing and financial applications. In addition, the Company is in the process of implementing a computer information system relating to its order entry application. The Company currently expects that this system will be implemented by the middle of calendar 1999. The time period for implementation of this system represents a forward-looking statement subject to risks and uncertainties and actual results may differ materially from those described above due to a number of risk factors. These risk factors include, but are not limited to, the complexity of the conversion process and the new system itself, the transfer of data from the old to new system and the need for employee training in connection with adopting the new system. Implementation of the new system could potentially require the Company to be without certain capabilities critical to normal business operation (including processing customer orders and shipping product) for a period of time until the new system is operational. In addition, the Company could encounter problems after implementation of the system. There can be no assurance that these risks would not have a material adverse impact on the Company's financial condition and results of operations.

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

The Company believes that its latest software release, version M1.5, is Year 2000 compliant, including the Japanese version, although there can be no assurance of this. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to the current product version.

The Company plans to take several steps to minimize any Year 2000 effects such as miscalculations, classification errors or system failures. Internal preparedness includes specific steps that will be taken in anticipation of the Year 2000 as well as relying on a contingency plan currently being developed which includes manual workarounds, attention to inventory levels, efforts to ensure that the order entry application being replaced is Year 2000 compliant in case of a delay in implementation of the new application, the ability to utilize both the San Jose and Ireland manufacturing facilities for shipment and having multiple vendors who can provide critical wafer, assembly and test products and services.

The time periods provided above represent forward-looking statements subject to risks and uncertainties and actual results may differ materially from those described above due to a number of risk factors. These factors include, but are not limited to, the complexity of identifying potential Year 2000 issues, the ability to allocate and/or obtain qualified resources to resolve Year 2000 issues, the ability to work effectively with vendors and other critical business partners and the Company's effectiveness at encouraging customers to migrate towards its current software product version. There can be no assurance that the Company will be able to successfully, in a timely manner, modify all systems and products to comply with Year 2000 requirements, which could have a material adverse effect on the Company's financial condition and results of operations. If the Company was to discontinue its Year 2000 preparedness at this time, the Company would not be able to ensure all internal networks and desktops were operational, nor ensure third party vendors were able to meet the Company's inventory demands or send information electronically. In addition, disruptions to the economy generally resulting from the Year 2000 issues could also materially adversely impact the Company. The Company could be subject to litigation for computer system failures such as equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The costs directed solely towards Year 2000 compliance are not incremental to the Company, but represent a reallocation of existing resources. To date the Company has incurred less than $1.0 million on efforts directed solely towards Year 2000 compliance and expects to incur a total of less than $2.0 million when the process has been completed, although there can be no assurance that this will be the case. Although the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods, if the Company, its customers or vendors are unable to resolve such processing issues on a timely, cost-effective basis, the Company's financial condition and results of operations could be adversely affected.

EURO  CURRENCY

Effective January 1, 1999 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. During the three year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. The Company is continuing to address the Euro impact on its business including the ability to handle the conversion in the accounting and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that any additional modifications to its operations and systems will be completed on a timely basis and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with Euro requirements on a timely basis.

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

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against the Company in Superior Court in Santa Clara County, California, arising out of the Company's efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims the Company engages in unfair business practices and interference with contractual relations. On September 10, 1998 the Company filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against the Company for malicious prosecution of civil action and defamation.

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

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter ending January 2, 1999, the Company entered into a license agreement with Lemelson. In response, Lemelson dismissed with prejudice all claims against the Company.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)  Exhibits                   None

             (b)  Reports  on  Form  8-K     None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           XILINX,  INC.
                                           -------------





Date  February  10,  1999                 /s/  Kris Chellam
      -------------------                 -------------------------------------
                                          Kris Chellam
                                          Senior Vice President of Finance and
                                          Chief Financial Officer
                                          (as principal accounting and financial
                                          officer and on behalf of Registrant)