Form 10-K
period 1999-04-03
XILINX INC
filed 1999-06-18
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark  One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 3, 1999 or
[    ]  Transition  report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934

                        COMMISSION FILE NUMBER   0-18548


                                    XILINX, INC.

             (Exact name of registrant as specified in its charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization)

                                   77-0188631
                      (I.R.S. Employer Identification No.)

                   2100 LOGIC DRIVE, SAN JOSE, CA       95124
              (Address of principal executive offices, including Zip Code)

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

                       YES   [ X ]             NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 9, 1999 as reported on the NASDAQ National Market was approximately $6,243,143,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 9, 1999, the registrant had 156,988,000 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part III).



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

GENERAL

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. The Company's programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by Xilinx's customers to perform desired logic operations. Xilinx also markets HardWire devices, which are specifically programmed during the manufacturing process and functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the computer, peripheral, telecommunications, networking, industrial control, instrumentation, high-reliability/military, and consumer markets.

Competitive pressures require manufacturers of electronic systems to bring increasingly complex products to market rapidly. Customer requirements for improved functionality, performance, reliability and lower cost are often addressed through the use of components that integrate ever larger numbers of logic gates onto a single integrated circuit because such integration often results in greater speed, smaller die size, lower power consumption and lower costs. However, while global competition is increasing the demand for more complex products, it is also shortening product life cycles and requiring more frequent product enhancements.

Xilinx provides programmable logic solutions, which combine the high density typically associated with custom gate arrays with the time to market advantages of programmable logic and the availability of a standard product. The Company offers a broad product line of PLDs, which serve a wide variety of applications requiring high levels of integration, competitive speed and acceptable pricing. In many of these applications where time to market is important, customer demand is unpredictable and frequent design modifications are necessary, the flexibility achieved through the products' programmability features is integral. Xilinx CPLDs complement the Company's FPGA products and contribute to the Company's efforts to offer comprehensive programmable logic solutions. With FPGAs, which have the advantages of higher density and lower power consumption, and CPLDs, which are typically faster and have lower densities, the Company's products enable electronic equipment manufacturers to rapidly bring their products to volume production.

The Xilinx software strategy is to deliver an integrated design solution for a broad customer base ranging from customers who are not familiar with designing systems using PLDs to the most sophisticated customers accustomed to designing with high density, custom gate arrays. The objective is to deliver strategic software advantages that combine ease of use with design flexibility, effective silicon utilization and leadership performance.

System designers use Xilinx proprietary software design tools together with industry standard electronic design automation (EDA) tools and predefined system functions delivered as cores of logic to design, develop and implement Xilinx programmable logic applications. Designers define the logic functions of the circuit and revise such functions as necessary. Programmable logic can often be designed and verified in a few days, as opposed to several weeks or months for gate arrays, which are customized devices that are defined during the manufacturing process. Moreover, programmable logic design changes can typically be implemented in as little as a few hours, as compared to several weeks for a custom gate array. In addition, significant savings result from the elimination of non-recurring engineering costs and the reduction of expenses associated with the redesign and testing of custom gate arrays. By reducing the cost and scheduling risks of design iterations, PLDs allow greater designer creativity, including the consideration of design alternatives that often lead to product improvements. Further, since PLDs are standard products and production quantities are readily available, exposure to obsolete inventory can be significantly reduced.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate its research and development limited partnership. In April 1990, the Company reincorporated in Delaware. The Company's corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124 and its website is www.xilinx.com.

The Company's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 1999 ended on April 3, 1999 while fiscal 1998 and 1997 ended on March 28, 1998 and March 29, 1997, respectively.

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

     Programmable  Logic  Devices

The Company's PLD products include both FPGA and CPLD product lines. All product offerings are currently classified into four categories. The Base products consist of the Company's mature product families that are currently manufactured on technology greater than 0.5 micron; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.5 micron technology and include the XC4000E, XC4000EX, XC5200 and XC9500 product lines. Support products include serial proms, HardWire and software.

Advanced products include the Company's newest technologies manufactured on 0.35 micron and smaller, which include the XC4000XL/XLA, XC4000XV, XC9500XL/XV, Spartan, Spartan XL and Virtex product lines.

The XC4000XL family is the industry's first 3.3 volt FPGA family manufactured on
0.35 micron technology. The family has 11 members shipping in volume ranging in density from 2,000 to 180,000 system gates. The XC4000XLA family expands on the XC4000XL architecture with reduced power consumption and improved performance making it the industry's highest performance 3.3 volt FPGA family. The family has 8 members shipping in volume ranging in density from 30,000 to 180,000 system gates. The XC4000XV is a 2.5 volt FPGA family that utilizes 0.25 micron technology. The family has 4 members with up to 500,000 system gates. The XC9500XL family utilizes a Flash-based CPLD architecture and offers in-system programmability. This family delivers high speeds, while giving the flexibility of an enhanced, customer-proven pin-locking architecture and direct interface to both 3.3 and 5.0 volt systems. The XC9500XV is the industry's first 2.5 volt CPLD family with significantly reduced power consumption. The Spartan Series of FPGAs is the Company's first product line that is price competitive with high volume application-specific integrated circuits (ASICs). Derived from the XC4000 architecture and spanning up to 40,000 system gates, the Spartan Series combines high performance, on-chip RAM, software cores, and low prices in high volumes. The Virtex series of FPGAs redefines the FPGA by offering high density and performance with unprecedented system level integration. Fabricated in leading edge 0.22 micron technology, the Virtex family delivers the first fully programmable alternative to high density system-level ASIC design. Xilinx began revenue shipments of its 1,000,000 system-gate Virtex device during the third quarter of fiscal 1999.

The preceding paragraph contains forward-looking statements which are subject to risks and uncertainties including those discussed in Item 7 in "Management's
Discussion and Analysis of Financial Condition and Results of Operation - Factors Affecting Future Results."

PLDs are available in a wide variety of plastic and ceramic package types, including pin-grid array, quad flat pack and ball grid array configurations. These devices meet the current industry standard operating temperature ranges of commercial, industrial and military users.

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

In addition, the Company offers WebFITTER, a free web-based, CPLD design fitting software tool that allows system designers to evaluate their designs using the XC9500/XL/XV families of CPLDs, on the latest version of Xilinx software. Design results are made available via the Internet in minutes. The Company also recently purchased software assets including PLSynthesizer, a synthesis tool; ABEL, the industry's most widely used high-level description language for programmable logic devices; and Design Navigator, a team-based, Internet-enabled software environment that integrates design entry, synthesis, place and route and simulation functions.

The Company also offers more than 75 pre-implemented, fully verified, drop-in cores of logic for commonly used complex functions such as digital signal processing (DSP), bus interfaces, processors and peripheral interfaces. Using logic cores, available from the Company and third party AllianceCORE partners, customers can shorten development time, reduce design risk and obtain superior performance for their designs. Additionally, the Company's CORE Generator system is the delivery mechanism for cores. It offers a simple user interface, complete cataloging of available cores, easy selection of parameter-based cores optimized for the Company's FPGAs and features an interface to third-party system level DSP design tools. The CORE Generator is shipped with the Company's software design tools and is also available via the Company's Web site.

Xilinx's software design tools operate on desktop computer platforms, including personal computers using Windows 95, 98 and NT and workstations from IBM, HP, DEC and Sun Microsystems. Through March 31, 1999, the Company had sold approximately 53,000 software design systems worldwide.

RESEARCH  AND  DEVELOPMENT

Xilinx's research and development activities are primarily directed towards the design of new integrated circuits, the development of advanced semiconductor manufacturing processes, the development of new software design tools and cores of logic as well as ongoing cost reductions and performance improvements in existing products. The Company's recent primary areas of focus have been: to introduce the industry's first programmable system integration solution (Virtex) and a low-cost ASIC replacement FPGA solution (Spartan), to extend the performance and density range of the industry's most popular FPGA series (XC4000XLA/XV), and to increase market share of the CPLD market (XC9500XL/XV). The Company also plans to place increasing emphasis on the involvement of Xilinx Labs, Xilinx's corporate R&D group which concentrates on developing longer-term, future generation technology.

Xilinx supports all its product families with easy-to-use, fully automated software design tools and cores of logic. However, there can be no assurance that any of the Company's development efforts will be successful, timely or cost-effective.

Xilinx believes that software design tools and logic cores are important factors in expanding the use of programmable logic devices. The Company's research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 1999, 1998 and 1997, the Company's research and development expenses were approximately $94.5 million, $80.5 million and $71.1 million, respectively. The Company expects that it will continue to spend substantial funds on research and development. The Company believes that technical leadership is essential to its future success and is committed to continuing a significant level of research and development effort.

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

In  North  America,  Avnet,  Inc.,  and Insight Electronics, Inc. distribute the
Company's products nationwide, and Nu Horizons Electronics provides additional regional sales coverage. The Company also utilized Marshall Industries through the third quarter of fiscal 1999. The Company believes that distributors provide a cost-effective means of reaching certain customers. Since the Company's PLDs are standard products, they do not present many of the inventory risks to distributors as compared to custom gate arrays, and they simplify the requirements for distributor technical support.

The Company changed its accounting method during fiscal 1999 for recognizing revenue on all shipments to international distributors. While the Company previously deferred revenue on shipments to domestic distributors until the product was sold to the end user, it recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. Distributors have certain rights of return and price protection privileges on unsold product until the distributor sells the product.

BACKLOG  AND  CUSTOMERS

As of March 31, 1999, the Company's backlog of purchase orders scheduled for delivery within the next three months was approximately $122.0 million, after adjustments for estimated discounts. Because of the previous slowdown in the semiconductor market and a widespread perception by customers that product is readily available, many of the Company's customers are currently placing orders for near-term delivery and providing the Company limited visibility to demand for products beyond three months. Backlog as of March 28, 1998 was approximately $74.0 million, after adjustments for estimated discounts. Backlog amounts for both years include orders to distributors, which may receive price adjustments upon sale to end customers. Also, orders constituting the Company's current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

No end customer accounted for more than 10% of revenues in fiscal 1999, 1998 or 1997. See Note 11 of Notes to Consolidated Financial Statements in Item 8 for geographic information.

WAFER  FABRICATION

The Company does not manufacture processed wafers used for its products. Over the last several years, the majority of wafers purchased by the Company were manufactured by Seiko Epson Corporation (Seiko Epson) and United Microelectronics Corporation, (UMC) with fiscal 1999 production also coming from UMC affiliated companies including our joint venture, United Silicon Inc.
(USIC). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by UMC, Seiko Epson and USIC are determined by periodic negotiations between the Company and these wafer foundry partners.

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

The Company, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). See Note 4 of Notes to Consolidated Financial Statements in Item 8. During fiscal 1999, the Company invested additional equity of $5.4 million in USIC to bring the total cumulative investment to $107.1 million. However, as other parties increased their equity in USIC during the most recent investment, the Company's equity ownership decreased to 20%.
The  Company  can  receive up to 31.25% of the wafers produced in this facility.

In fiscal 1997, the Company signed an agreement with Seiko Epson. See Note 2 of Notes to Consolidated Financial Statements in Item 8. This agreement was amended in fiscal 1998 and provides for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is made in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. Specific wafer pricing is in U.S. dollars and is based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers.

SORT,  ASSEMBLY  AND  TEST

Wafers purchased by the Company are sorted by the wafer foundry, independent sort subcontractors or by the Company. Sorted wafers are assembled by subcontractors in facilities in Pacific Rim countries. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at the Company's San Jose or Dublin, Ireland facilities.

PATENTS  AND  LICENSES

Through March 31, 1999, the Company held approximately 300 United States patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design. The Company intends to vigorously protect its intellectual property. The Company believes that failure to enforce its patents or to effectively protect its trade secrets could have an adverse effect on the Company's financial condition and results of operations. See Legal Proceedings in Item 3 and Note 12 of Notes to Consolidated Financial Statements in Item 8.

Xilinx has acquired various software licenses that permit the Company to grant object code sublicenses to its customers for certain third party software programs licensed with the Company's software design tools. In addition, the Company has licensed certain software for internal use in product design.

EMPLOYEES

Xilinx's employee population grew by 7% during the past year. As of March 31, 1999, Xilinx had 1,491 employees compared to 1,391 at the end of the prior year. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and believes it has good relations with its employees.

COMPETITION

Our FPGAs and CPLDs compete in the programmable logic marketplace, with a substantial majority of our revenues derived from our FPGA product families. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence and continuous price erosion. We expect increased competition, both from existing competitors and from a number of new companies that may enter our market. We believe that important competitive factors in the programmable logic market include:

-     product  pricing;
-     product  performance,  reliability  and  density;
-     the  adaptability  of  products  to  specific  applications;
-     ease  of  use  and  functionality  of  software  design  tools;
-     functionality  of  predefined  cores  of  logic;  and
-     the  ability  to  provide  timely  customer  service  and  support.

Our strategy for expansion in the programmable logic market includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. In addition, we would anticipate continued price reductions proportionate with our ability to lower the cost of manufacture for established products. However, we cannot assure that we will be successful in achieving these strategies. Our major sources of competition are comprised of several elements:

-     the  manufacturers  of  custom  CMOS  gate  arrays;
- providers of high density programmable logic products characterized by FPGA-type architectures;
-     providers  of  high  speed,  low  density  CPLD  devices;  and
-     other  providers  of  new  or  emerging  programmable  logic  products.

We compete with custom gate array manufacturers on the basis of lower design costs, shorter development schedules, reduced inventory risks and field upgradability. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. We compete with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers, voltage and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market and system level capabilities. Competition among CPLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility and the ability to deliver complete solutions to customers. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. To the extent that such efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of companies to this market. Competition is based primarily on density, speed, design, price or software utility. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the programmable logic market.

Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter this market. Some of our competitors may possess innovative technology, which could prove superior to our technology in certain applications. In addition, we anticipate potential competition from suppliers of logic products based on new technologies. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. This additional competition could adversely affect our financial condition and results of operations.

We could also face competition from our licensees. Under a license from us, Lucent Technologies is manufacturing and marketing our non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko Epson has rights to manufacture our products and market them in Japan and Europe, but is not currently doing so. Advanced Micro Devices is licensed to use certain of our patents to manufacture and market products other than SRAM-based FPGAs.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Certain information regarding each of Xilinx's executive officers is set forth below:

                                                                                      Officer
Name                 Age  Position                                                    Since

Willem P. Roelandts   54  President and Chief Executive Officer                          1996
Kris Chellam          48  Senior Vice President, Finance and Chief Financial Officer     1998
Steven Haynes         48  Vice President, Worldwide Sales                                1995
Dennis Segers         46  Senior Vice President and General Manager                      1995
Richard W. Sevcik     51  Senior Vice President and General Manager                      1997
Sandeep S. Vij        33  Vice President, Marketing and General Manager                  1996


There are no family relationships among the executive officers of the Company. On the Board of Directors, Mr. Vonderschmitt, Chairman of the Board, is the brother-in-law of Mr. Sanda, Director.

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

Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998.

Steven Haynes joined the Company in 1987 as the Regional Sales Manager of the Northeast region, was promoted to Area Sales Director in 1988, and was appointed Vice President, North American Sales in 1995. In November 1998, he was promoted and now holds the position of Vice President, Worldwide Sales.

Dennis Segers joined the Company in January 1994 as Director of Strategic Products and was promoted to Vice President and General Manager in November 1995. In April 1998, he was appointed Senior Vice President, and General Manger.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager. He was at Hewlett-Packard Company for 10 years where, from 1994 through 1996, he served as Group General Manager of the company's Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995 he was named Vice President. From 1992 to 1994, he served as Group General Manager of Computer Systems and Servers and was responsible for four divisions.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing in October 1996. In October 1997, he was appointed to the additional position of General Manager. From 1990 until April 1996, he served at Altera Corporation, a semiconductor manufacturer, where he most recently served as the Product Marketing Manager.

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

In addition, the Company has a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland and a 60,000 square foot facility in Boulder, Colorado. The Irish facility is being used to service the Company's customer base outside of North America, while the Boulder facility is the primary location for the Company's software efforts in the areas of research and development, manufacturing and quality control. Additionally, the Company purchased a 59-acre parcel of land located in Longmont, Colorado, near the Company's current Boulder facility. Plans for infrastructure and the future development of the new property have not been finalized.

The Company also maintains North America sales offices in twenty-six locations which include the metropolitan areas of Atlanta, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh and San Jose as well as ten international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Milan, Brussels, Tokyo, Taipei, Seoul and Hong Kong.

ITEM  3.     LEGAL  PROCEEDINGS

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. Both Altera and the Company have filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. Those motions are still pending.

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

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter of fiscal 1999, the Company entered into a license settlement with Lemelson. In response, Lemelson dismissed with prejudice all claims against the Company.

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



                                     PART II
                                     -------


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                           RELATED STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the NASDAQ/AMEX National Market System under the symbol XLNX. As of March 31, 1999, there were approximately 580 shareholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of shareholders is estimated by the Company to be over 30,000.

               Fiscal Year 1999   Fiscal Year 1998
                 High    Low       High    Low
                ------  ------    ------  ------

First Quarter   $23.63  $16.06    $28.75  $22.63
Second Quarter   21.50   15.25     28.19   22.59
Third Quarter    32.56   15.94     25.63   14.84
Fourth Quarter   43.63   32.50     23.31   17.03


ITEM  6.     SELECTED  FINANCIAL  DATA



                                 CONSOLIDATED  STATEMENT  OF  INCOME  DATA

(In thousands, except per share amounts)                           Years ended  March  31,
                                                  1999      1998      1997        1996        1995
                                                --------  --------  --------    --------    --------

Net revenues                                    $661,983  $613,593  $568,143    $560,802    $355,130
Operating income                                 181,974   173,868   159,061 ^   165,756 &    92,048 #
Income before equity in joint venture and
  cumulative effect of change in accounting
  principle                                      189,399   180,596   165,758 ^   170,902 &    94,845 #
Provision for income taxes                        54,925    56,728    55,382      69,448      35,567
Net income                                       102,592 ~ 126,587   110,376 ^   101,454 &    59,278 #
Net income per share:
   Basic                                        $   0.70  $   0.86  $   0.76 ^  $   0.71 &  $   0.43 #
   Diluted                                      $   0.67  $   0.79  $   0.69 ^  $   0.64 &  $   0.40 #
Shares used in per share calculations:
   Basic                                         146,422   147,482   145,632     142,184     138,828
   Diluted                                       154,310   160,020   159,350     157,910     148,218
Pro forma amounts with the change in
accounting principle related to revenue
recognition applied retroactively: (unaudited)
    Net revenues                                $661,983  $598,065  $568,173           *           *
    Net income                                   129,238   118,987   110,391           *           *
    Net income per share:
        Basic                                   $   0.88  $   0.81  $   0.76           *           *
        Diluted                                 $   0.84  $   0.74  $   0.69           *           *


^ After  write-off  of  discontinued  product  family of $5,000, $0.03 per basic and diluted shares  net  of  tax.
& After  non-recurring  charge  for  in-process  technology  related  to the acquisition of NeoCAD of
  $19,366,  $0.14  per  basic  share  and  $0.12  per  diluted  share.
# After  non-recurring  charge  for the write-off of a minority investment of $2,500, $0.01 per basic and  diluted  shares  net  of  tax.
* Data  was  not  available  in sufficient detail to provide pro forma information for these years.
~ Net income includes $26,646 cumulative effect of change in accounting principle.


                            CONSOLIDATED  BALANCE  SHEET  DATA

  (In  thousands)                      Years  ended  March  31,
                         1999       1998      1997      1996      1995
                      ----------  --------  --------  --------  --------

Working capital       $  490,512  $474,567  $504,302  $436,070  $180,064
Total assets           1,070,248   941,238   847,693   720,880   320,940
Long-term debt                 -   250,000   250,000   250,000         -
Stockholders' equity     879,318   550,175   490,680   368,244   243,971
                      ----------  --------  --------  --------  --------



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

NATURE  OF  OPERATIONS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. The Company's programmable logic ICs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by Xilinx's customers to perform desired logic operations. Xilinx also markets HardWire devices, which are mask-programmed ICs functionally equivalent to programmed FPGAs. The Company's products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the data processing, telecommunications, networking, industrial control, instrumentation, high-reliability/military and consumer markets. The Company markets its products throughout the world through a direct sales organization, direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors and sales through foreign distributors. Xilinx's products have provided effective solutions for a wide range of customer logic requirements.

RESULTS  OF  OPERATIONS

	NET  REVENUE


 (In thousands)      1999  Change       1998  Change       1997
 --------------  --------  -------  --------  -------  --------
 Net revenues    $661,983     7.9%  $613,593     8.0%  $568,143

Xilinx's net revenue increased 7.9% during fiscal 1999. The increase was primarily due to the continued penetration in high-growth end markets attributable to the XC4000EX, XC4000XL and XC9500 product lines, which was partially offset by decreased revenues relating to the Company's mature XC4000 family as well as the XC3000 family. Despite the revenue growth in fiscal 1999, revenues continue to be impacted by the Japanese and Asia Pacific economic conditions. The Company believes that this factor, as well as others described in "Factors Affecting Future Operating Results," could continue to impact revenues in the near term. The 8.0% increase in fiscal 1998 over 1997 was primarily due to the revenue growth of the, XC4000EX and XC4000XL devices as well as theXC5200 and XC9500 product lines.

The Company currently classifies its product offerings into four categories. Base products consist of the Company's mature product families that are currently manufactured on technologies greater than 0.5 micron; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Base products represented 22.2% of total revenues in fiscal 1999, as compared to 42.9% in fiscal 1998. Mainstream products are currently manufactured on 0.5 micron technology and include the XC4000E, XC4000EX, XC5200 and XC9500 product lines. Mainstream products represented 41.1% of total revenues in fiscal 1999 and 38.0% in fiscal 1998. Advanced products include the Company's newest technologies manufactured on 0.35 micron and smaller, which include the XC4000XL, XC4000XV, XC4000XLA, XC9500XL, Virtex, Spartan and SpartanXL product lines. Advanced products represented 25.0% and 6.7% of total revenues in fiscal 1999 and 1998, respectively, representing an increase of over 300% year over year. The revenue increase in Advanced products was driven primarily by the XC4000XL product family along with the Virtex and Spartan product lines. The Company's Support products make up the remainder of its product offerings and include serial proms, HardWire, High Reliability and software. Support products represented 11.7% and 12.4% of total revenues in fiscal 1999 and 1998, respectively. No end customer accounted for more than 10% of revenues in fiscal 1999, 1998 or 1997.

During fiscal 1999, the Company's total PLD unit shipments increased 21%, compared to fiscal 1998. However, the average selling price for the highest volume PLD products decreased approximately 30% from fiscal 1998 prices while individual products within certain families experienced price decreases in excess of 50% during the year. In order to expand market share, the Company passes on to customers manufacturing cost reductions by reducing prices to the extent that the Company can maintain acceptable returns. Price erosion has been common in the semiconductor industry, as advances in both architecture and manufacturing process technology have permitted continual reductions in unit cost. The Company has historically been able to offset much of the revenue declines of its mature technologies with increased revenues from newer technologies, although no assurance can be given that the Company can continue to do so in the future.

International revenues represented approximately 32%, 38%, and 36% of total revenues for fiscal years 1999, 1998 and 1997, respectively. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 21%, 7% and 4% of the Company's worldwide revenues, respectively, in fiscal 1999 as compared to approximately 23%, 10% and 5% of worldwide revenues, respectively, in fiscal year 1998. Japan and Asia Pacific/Rest of World experienced revenue declines in fiscal 1999 as compared to a year ago primarily as a result of the continued weak economic environment in those regions. Europe, Japan and Asia Pacific/Rest of World experienced revenue growth in fiscal 1998 as compared to fiscal 1997 although the revenue growth in Japan was adversely impacted by the weakened yen relative to the U.S. dollar.

During the fourth quarter of fiscal 1999, the Company changed its accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While the Company previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, it recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. The Company believes that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations as it better conforms to the substance of the transaction considering the changing business environment in the international marketplace, is consistent with industry practice, and accordingly, it will better focus the Company on end customer sales; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting method for prior years was a charge of $26.6 million, net of $12.0 million in taxes, or $0.17 net income per diluted share.

	GROSS  MARGIN


 (In thousands)                  1999   Change       1998   Change       1997
 --------------------------  ---------  -------  ---------  ------  ---------
 Gross margin                $410,717      7.3%  $382,903    9.8%*  $348,806*
     Percentage of revenue       62.0%               62.4%             61.4%*

* Includes write-off of discontinued product family of $5.0 million. Gross margin as a percentage of revenues was 62.3% excluding this charge.

During fiscal 1999, the Company's gross margin percentage declined from the prior year primarily as a result of a non-recurring royalty payment made pursuant to a license settlement with Lemelson Foundation Partnership which was partially offset by lower wafer prices from wafer suppliers, manufacturing process technology improvements, and improved yields that offset selling price reductions. See Note 12 of Notes to Consolidated Financial Statements. The gross margin percentage remained consistent from fiscal 1997 to 1998, excluding the impact of a $5.0 million write-off of a discontinued product family, as selling price reductions were offset by the favorable impact of lower wafer prices from wafer suppliers, manufacturing process technology improvements, the impact of the stronger U.S. dollar against the yen, and improved yields. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Management believes that a gross margin objective in the range of 60% to 62% of revenues is consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

During fiscal 1997, the Company discontinued the XC8100 family of one-time programmable antifuse devices. As a result, the Company recorded a pretax charge against earnings of $5.0 million. This charge primarily related to the write-off of inventory and termination charges related to purchase commitments to foundry partners for work-in-process wafers which had not completed the manufacturing process.

	RESEARCH  AND  DEVELOPMENT


 (In thousands)                 1999   Change      1998   Change      1997
 --------------------------  --------  -------  --------  -------  --------
 Research and development    $94,493     17.4%  $80,456     13.2%  $71,075
     Percentage of revenue      14.3%              13.1%              12.5%

The company increased its expenditures in research and development as it has done each year during its fifteen-year history. The increase in research and development expenditures from fiscal 1998 to 1999 was associated with designing and developing new product architectures of complex, high density devices including wafer purchases, software development, increased labor-related costs, and testing of new products along with a $3.6 million charge to acquire in-process technology in conjunction with certain assets purchased from MI Acquisition LLP. See Note 13 of Notes to Consolidated Financial Statements. The increase in research and development expenses from fiscal 1997 to 1998 was primarily due to increased costs associated with designing and developing new product architectures as well as labor-related expenses. The Company remains committed to a significant level of research and development effort in order to maintain its technology leadership in the programmable logic marketplace. Through March 31, 1999, the Company has received approximately 300 U.S. patents and maintains an active program of filing for additional patents in the areas of software, IC architecture and design.

	SALES,  GENERAL  AND  ADMINISTRATIVE


 (In thousands)                  1999   Change       1998   Change       1997
 --------------------------  ---------  -------  ---------  -------  ---------
 Sales, general and
  administrative             $134,250      4.4%  $128,579      8.4%  $118,670
     Percentage of revenue       20.3%               21.0%               20.9%

The 4.4% increase in sales, general and administrative expenses in fiscal 1999 was primarily attributable to increased marketing expenses for new product introductions, increased sales commissions on higher revenues from U.S. distributors along with increased personnel costs. Sales, general and administrative expenses increased in fiscal 1998 over 1997 due to increased headcount and related employee expenses and, to a lesser extent, an increase in legal expenses. The Company remains committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase in the future.

	INTEREST  AND  OTHER,  NET


 (In thousands)                1999   Change     1998   Change     1997
 --------------------------  -------  -------  -------  -------  -------
 Interest income and other   $7,425     10.4%  $6,728      0.5%  $6,697
     Percentage of revenue      1.1%              1.1%              1.2%

The Company earns interest income on its cash, cash equivalents and short-term and long-term investments. The amount of interest earned is a function of the balance of cash invested as well as prevailing interest rates. The Company incurred interest expense on the $250.0 million 5 1/4% convertible subordinated notes, which were fully converted in February 1999. The Company's investment portfolio contains tax-advantaged municipal securities, which had pretax yields that were less than the interest rate on the convertible subordinated notes. For financial reporting purposes, the Company effectively recorded the difference between the pretax and tax-equivalent yields as a reduction in provision for taxes on income.

Average cash and investment balances decreased slightly from the prior year while interest rates increased moderately keeping interest income constant from fiscal 1998 to fiscal 1999. The 10.4% increase in interest and other income in fiscal 1999 was primarily due to the decrease in interest expense related to the redemption of the convertible notes in fiscal 1999 offset partially by the increase in foreign currency exchange losses from $0.7 million in foreign exchange gains in the prior year to $0.4 million foreign exchange losses in fiscal 1999. In 1998, average cash and investment balances and average interest rates remained fairly consistent with the prior year, resulting in comparable net interest and other income in both years. The amount of net interest and other income in the future will continue to be impacted by the level of the Company's average cash and investment balance, prevailing interest rates, the balance of any debt outstanding, and foreign currency exchange rates.

	PROVISION  FOR  INCOME  TAXES


 (In thousands)                     1999   Change      1998   Change      1997
 ------------------------------  --------  -------  --------  -------  --------
 Provision for taxes on income   $54,925    (3.2%)  $56,728      2.4%  $55,382
     Effective tax rate             29.0%              31.4%              33.4%

The tax rates from fiscal 1997 through fiscal 1999 were favorably impacted by legislation reinstating the R&D Tax Credit. Furthermore, increased profits in foreign operations where the tax rate is lower than the U.S. rate combined with lower state taxes favorably impacted the Company's tax rates.

	JOINT  VENTURE  EQUITY  INCOME

The Company records its proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). The fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility. The net income in fiscal 1998 was primarily attributable to foreign exchange gains as well as interest earned on its investment portfolio. Many of the expenses associated with full foundry operations are being incurred although the facility has not reached full production.

	INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial condition as of March 31, 1999 continued to be strong with total current assets exceeding total current liabilities by 3.9 times. At March 31, 1998, total current assets exceeded total current liabilities by 4.8 times. The Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, secure acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

	CASH,  CASH  EQUIVALENTS  AND  SHORT-TERM  INVESTMENTS

Xilinx's cash, cash equivalents and short-term investments increased by $40.3 million in 1999 as the Company continued to generate positive cash flows from operations. Cash, cash equivalents and short-term investments represented 37.6% of total assets at March 31, 1999. The Company generated cash flow of $243.6 million from operating activities in 1999, offset by $298.6 million of cash used for investing activities and $58.3 million used in financing activities. Investing activities during fiscal 1999 included the net purchase of investments, expenditures for property, plant and equipment, an additional investment in the USIC joint venture, and certain assets purchased from MI Acquisition LLP. Financing activities during 1999 included $113.8 million to acquire treasury stock offset by $55.5 million in proceeds from sales of common stock under employee option and stock purchase plans.

	RECEIVABLES

Receivables increased 20.5% from $60.9 million at the end of 1998 to $73.4 million at the end of 1999. Days sales outstanding at the end of 1999 and 1998 were both 36 days. The consistency in days sales outstanding was primarily a result of the increase in domestic sales through distribution where some distributors received discounts for prompt payment.

	INVENTORIES

Inventories decreased 5.9% from $55.3 million at March 1998 to $52.0 million at March 1999. Inventory levels at March 31, 1999 represent 68 days of inventory compared to 86 days at March 31, 1998. Inventory levels decreased during fiscal 1999 due to higher than expected shipments and increased focus on supply chain management in addition to both architecture and manufacturing process technology improvements that have permitted continued cost reductions. The Company seeks to balance two competing objectives with regard to inventory management. On the one hand, the Company believes that its standard, off-the-shelf products should be available for prompt shipment to customers. Accordingly, it attempts to maintain sufficient levels of inventory in various product, package and speed configurations to meet anticipated customer demand. On the other hand, the Company also wishes to minimize the handling costs associated with maintaining higher inventory levels and to realize fully the opportunities for cost reductions associated with architecture and manufacturing process advancements. The Company continually strives to balance these two objectives to provide excellent customer response at a competitive cost.

	PROPERTY,  PLANT  AND  EQUIPMENT

During 1999, Xilinx invested $40.9 million in property and equipment, as compared to $29.7 million in 1998. Primary investments in fiscal 1999 were for software development tools and semiconductor design, test and manufacturing equipment at each of its manufacturing locations.

	CURRENT  LIABILITIES

Current liabilities increased from $125.7 million at the end of fiscal 1998 to $167.2 million at the end of fiscal 1999. The increase was primarily attributable to an increase in deferred income on shipments to distributors. This is a result of the accounting change, under which the Company now defers revenue from international distributors in addition to domestic distributors until the distributor ships the product to an end customer.

	LONG-TERM  DEBT  AND  LINES  OF  CREDIT

In fiscal 1999, the Company converted in full $250.0 million of 5 1/4% Convertible Subordinated Notes due 2002 (Notes) for a total of 9.8 million shares of common stock at a price of $25.50 per share. The Company has credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's Ireland manufacturing facility. At March 31, 1999 and 1998, no borrowings were outstanding under the lines of credit. See Note 5 of Notes to Consolidated Financial Statements.

	STOCKHOLDERS'  EQUITY

Stockholders' equity grew by 59.8% in 1999 to $879.3 million. The increase of $329.1 million was primarily attributable to $102.6 million in net income, $90.3 million related to the issuance of common stock from the employee stock plan and the tax benefit from stock options, and $250.3 million related to the issuance of common stock from the debt conversion partially offset by the $113.8 million used to acquire treasury stock.

	SUMMARY  OF  LIQUIDITY

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy the Company's cash needs for the foreseeable future. However, the risk factors discussed in Item 7 could affect the Company's cash positions adversely. The Company will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of businesses, products or technologies that would complement the Company's businesses and may use available cash or other sources of funding for such purposes.

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

-     reduced  product  demand;
-     limited  visibility  of  demand  for products beyond three to nine months;
-     accelerated  erosion  of  average  selling  prices;  and
-     volatile  capacity  availability.

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products into their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and less dynamic industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

Our future success depends in a large part on the continued service of our key technical, sales, marketing and management personnel and on our ability to continue to attract and retain qualified employees. Particularly important are those highly skilled design, process, software and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on our financial condition and results of operations.

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. Specifically, we have sales and operations in Southeast Asia and Japan. The recent economic weakness in these markets has adversely affected revenues and may continue to impact those markets in several ways. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. This instability may increase credit risks as the continued weakness of certain Asian currencies may impair our customers' ability to repay existing obligations. Depending on the recovery in Asia in coming quarters, any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on a global economy. The increased instability in worldwide economic environments could lead to a contraction of capital spending. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the import or export of our products in the future or what effect, if any, such actions would have on our financial condition and results of operations.

Many of our operations are centered in an area of California that has been seismically active. Should there be a major earthquake in this area, our operations may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

	DEPENDENCE UPON INDEPENDENT MANUFACTURERS AND SUBCONTRACTORS

We do not manufacture the wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko Epson Corporation (Seiko Epson), with recent wafers also manufactured by USIC. We have depended upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot assure that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions to access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Our growth will depend in a large part upon our ability to obtain increased wafer fabrication capacity and assembly services from suppliers that are cost competitive. We consider various alternatives in order to secure additional wafer capacity. These alternatives include, without limitation, equity investments in, or loans, deposits, or other financial commitments to independent wafer manufacturers. We also consider the use of contracts which commit us to purchase specified quantities of wafers over extended periods. We are currently able to obtain wafers from existing suppliers in a timely manner. However, at times we have been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services to satisfy customer delivery dates, as well as our ability to process products for shipment. In addition, a significant increase in general industry demand or any interruption of supply could reduce our supply of wafers or increase our cost of such wafers. These events could have a material adverse affect on our financial condition and results of operations.

	DEPENDENCE  ON  NEW  PRODUCTS

Our future success depends in a large part on our ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

-     timely  completion  of  new  product  designs;
-     our  ability  to  utilize  advanced  manufacturing  process  technologies;
-     achieving  acceptable  yields;
-     the  availability  of  supporting  software  design  tools;
-     utilization  of  predefined  cores  of  logic;  and
-     market  acceptance.

We cannot assure that our product development efforts will be successful or that our new products will achieve market acceptance. Revenues relating to our mature products are expected to continue to decline in the future. As a result, we will be increasingly dependent on revenues derived from newer products along with cost reductions on current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

	COMPETITION

See  "Competition"  discussion  in  Item  1.

	INTELLECTUAL  PROPERTY

We rely upon patent, trademark, trade secret and copyright law to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

	COMPUTER  INFORMATION  SYSTEMS

In order to compete effectively in an industry characterized by rapid technological change, intense competition and cyclical market patterns, we continually evaluate our computer information systems. As a result, we have recently implemented new computer information systems or system enhancements relating to our semiconductor manufacturing, software manufacturing, order entry processing and financial applications.

Like most other companies using computer information systems in their operations, we are currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by our computerized information systems, as well as the vendor and customer date-sensitive computerized information electronically transferred to us. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable Year. Any of our systems that have time-sensitive software may recognize a year ending in "00" as 1900 rather than the year 2000, which could result in miscalculations, classification errors or system failures.

We have performed a thorough review of our internal use software and hardware applications and software products in order to identify those applications and products that are not Year 2000 compliant. Currently, our Year 2000 efforts have been focused on final Year 2000 integrated verification for the software and hardware applications identified in the review in addition to those newly implemented or enhanced. We are also placing additional emphasis on finalizing the assessment of our outside suppliers and other critical business partners for which initial assessments were incomplete. We believe that our internal computer system implementation or enhancement efforts principally conducted to improve competitive and operating efficiencies, as described above, have also addressed some of our internal Year 2000 compliance issues. Additional internal
information  systems  are  also  currently  being  upgraded.   Electronic  data
interchange modifications have been completed that are intended to ensure all dates are handled properly, although we cannot assure that all dates will be handled properly. With regard to all information technology hardware, including desktops, servers, networking and telecom equipment, we have completed our assessments, are making the necessary upgrades and expect to complete the upgrades by mid-calendar 1999, although we cannot assure these upgrades will be completed as scheduled.

We believe that our latest software release, version M1.5, is Year 2000 compliant, although we cannot assure that it is Year 2000 compliant. However, some of our customers are running product versions that are not Year 2000 compliant. We have been encouraging such customers to migrate to the current product version.

We plan to take several steps to minimize any Year 2000 effects, including miscalculations, classification errors or system failures. Our internal preparedness includes specific steps that will be taken in anticipation of the Year 2000. In addition, we are relying on a contingency plan which has been developed and is now being implemented which includes manual workarounds, attention to inventory levels, the ability to utilize both our San Jose and Ireland manufacturing facilities for shipment and having multiple vendors who can provide critical services, wafer assembly as well as test products.

The costs directed solely towards Year 2000 compliance are not incremental to us, but rather represent a reallocation of existing resources. To date, we have incurred less than $1.5 million on efforts directed solely towards Year 2000 compliance and expect to incur a total of less than $2.0 million when the process is completed, although we cannot assure that this will be the case. The costs of addressing potential problems are not currently expected to have a material adverse impact on our financial position, results of operations or cash flows in future periods. If, however, we, our customers or vendors are unable to resolve such processing issues on a timely, cost-effective basis, our financial condition and results of operations could be adversely affected.

The statements above represent forward-looking statements subject to risks and uncertainties and actual results may differ materially from those described above due to a number of risk factors. These factors include, but are not limited to:

-     the  complexity  of  identifying  potential  Year  2000  issues;
- our ability to allocate and/or obtain qualified resources to resolve Year 2000 issues;
- our ability to work effectively with vendors and other critical business partners; and
- our effectiveness at encouraging customers to migrate towards our current software product version.

We cannot assure that we will be able to successfully modify all systems and products to comply with Year 2000 requirements, which could have a material adverse effect on our financial condition and results of operations. If we were to discontinue our Year 2000 preparedness at this time, we would not be able to ensure all internal networks and desktops were operational, nor ensure third party vendors were able to meet our inventory demands or send information electronically. In addition, disruptions to the economy generally resulting from the Year 2000 issues could also materially adversely impact us. We could be subject to litigation for computer system failures such as equipment shutdowns or failure to properly date business records. At this time, we cannot reasonably estimate the amount of potential liability and lost revenue.

	EURO  CURRENCY

Beginning in 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. We are continuing to assess the Euro's impact on our business. We are reviewing the ability of our accounting and information systems to handle the conversion, the ability of foreign banks to report on dual currencies, the legal and contractual implications of agreements, as well as reviewing our pricing strategies. We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations. However, we cannot assure that we will be able to successfully modify all systems and contracts to comply with Euro requirements.

	LITIGATION

We  are  currently  engaged  in several legal matters.  See Legal Proceedings in
Item  3  and  Note  12  of Notes to Consolidated Financial Statements in Item 8.


ITEM 7A.  MARKET  RATE  RISKS

Interest Rate Risk - The Company's exposure to interest rate risk relates primarily to the Company's investment portfolio. See Note 5 of Notes to Consolidated Financial Statements. The Company's primary aim with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, certificates of deposit, and U.S. Treasury securities. In accordance with the Company's investment policy, the Company places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in interest rates would result in a $1.5 million (less than 0.3%) decrease in the fair value of the Company's available-for-sale securities as of the end of fiscal 1999 and 1998. In addition, the Company has historically had the ability and has the intent to hold its securities until maturity and therefore, does not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this. Until the conversion of the long-term debt to equity in fiscal 1999, the Company also had a liability interest rate exposure which was mitigated through the use of a liability interest rate swap agreement.

Foreign currency risk - The Company uses forward currency exchange contracts to reduce financial market risks. The Company's sales to Japanese customers are denominated in yen while its purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.0% adverse impact on revenue for fiscal years 1999 and 1998. In fiscal 2000, the Company has also begun to share the yen exchange rate risk with some of its Japanese customers through risk sharing agreements. As the Company will continue to have a net yen exposure in the near future, it will continue to mitigate the exposure through yen hedging contracts. However, no forward currency contracts were outstanding as of March 31, 1999.

The Company has several subsidiaries and an equity investment in the USIC joint venture whose financial statements are recorded in currencies other than the U.S. dollar. As these foreign currency financial statements are translated at each month end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. If permanent changes occur in exchange rates after an investment is made, the investment's value will increase or decrease accordingly. These fluctuations are recorded as a component of stockholders' equity as a component of accumulated other comprehensive income. To date, the USIC joint venture has recorded $17.5 million in cumulative translation adjustments, as the New Taiwan dollar has decreased in value against the U.S. dollar. Also, as the Company's subsidiaries and the USIC joint venture maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                                            XILINX, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                        Years  ended  March  31,
(In thousands, except per share amounts)                              1999       1998       1997
                                                                    ---------  ---------  ---------

Net revenues                                                        $661,983   $613,593   $568,143
Costs and expenses:
      Cost of revenues                                               251,266    230,690    214,337
      Write-off of discontinued product family                             -          -      5,000
      Research and development                                        94,493     80,456     71,075
      Sales, general and administrative                              134,250    128,579    118,670

          Total operating costs and expenses                         480,009    439,725    409,082
                                                                    ---------  ---------  ---------

Operating income                                                     181,974    173,868    159,061

Interest income and other                                             19,341     20,652     21,258
Interest expense                                                     (11,916)   (13,924)   (14,561)
                                                                    ---------  ---------  ---------
Income before provision for taxes on income,
    equity in joint venture and cumulative effect of change in
    accounting principle                                             189,399    180,596    165,758

Provision for taxes on income                                         54,925     56,728     55,382
                                                                    ---------  ---------  ---------

Income before equity in joint venture and cumulative effect
    of change in accounting principle                                134,474    123,868    110,376

Equity in (loss)/income of joint venture                              (5,236)     2,719          -
                                                                    ---------  ---------  ---------

Income before cumulative effect of change in
    accounting principle                                             129,238    126,587    110,376

Cumulative effect of change in accounting principle                  (26,646)         -          -
                                                                    ---------  ---------  ---------

NET INCOME                                                          $102,592   $126,587   $110,376
                                                                    =========  =========  =========

Net income per share:
     Basic
        Income before cumulative effect of change in
             accounting principle                                   $   0.88   $   0.86   $   0.76
        Cumulative effect of change in accounting principle            (0.18)         -          -
                                                                    ---------  ---------  ---------
        Basic net income per share                                  $   0.70   $   0.86   $   0.76
                                                                    =========  =========  =========
     Diluted
        Income before cumulative effect of change in
             accounting principle                                   $   0.84   $   0.79   $   0.69
        Cumulative effect of change in accounting principle            (0.17)         -          -
                                                                    ---------  ---------  ---------
        Diluted net income per share                                $   0.67   $   0.79   $   0.69
                                                                    =========  =========  =========

Shares used in per share calculations:
     Basic                                                           146,422    147,482    145,632
                                                                    =========  =========  =========
     Diluted                                                         154,310    160,020    159,350
                                                                    =========  =========  =========

Pro forma amounts with the change in accounting principle
related to revenue recognition applied retroactively (unaudited):
    Net revenues                                                    $661,983   $598,065   $568,173
    Net income                                                      $129,238   $118,987   $110,391
    Net income per share:
        Basic                                                       $   0.88   $   0.81   $   0.76
        Diluted                                                     $   0.84   $   0.74   $   0.69

See  accompanying  notes.




                                            XILINX, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                     March  31,
(In thousands)                                                                   1999        1998
                                                                              -----------  ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $   53,584   $166,861
     Short-term investments                                                      348,888    195,326
     Accounts receivable, net of allowances for doubtful accounts, pricing adjustments and customer returns of $7,409 and $8,408 in 1999 and
          1998, respectively                                                      73,409     60,912
     Inventories                                                                  52,036     55,289
     Deferred income taxes                                                        54,911     38,694
     Advances for wafer purchases                                                 59,450     72,267
     Other current assets                                                         15,431     10,875
                                                                              -----------  ---------
Total current assets                                                             657,709    600,224
                                                                              -----------  ---------

Property, plant and equipment, at cost:
     Land                                                                         10,361     10,361
     Construction in progress                                                     11,076          -
     Building                                                                     36,941     37,065
     Machinery and equipment                                                     117,814    105,304
     Furniture and fixtures                                                       11,290     10,902
                                                                              -----------  ---------
                                                                                 187,482    163,632
     Accumulated depreciation and amortization                                   (85,777)   (75,356)
                                                                              -----------  ---------
Net property, plant and equipment                                                101,705     88,276

Long-term investments                                                             94,002          -
Restricted investments                                                            34,358     36,271
Investment in joint venture                                                       91,057     90,872
Advances for wafer purchases                                                      36,694     77,342
Developed technology and other assets                                             54,723     48,253
                                                                              -----------  ---------
                                                                              $1,070,248   $941,238
                                                                              ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $   23,326   $ 20,332
     Accrued payroll and payroll related liabilities                              20,223     15,318
     Income tax payable                                                           25,998     16,692
     Deferred income on shipments to distributors                                 85,709     55,898
     Interest payable and other accrued liabilities                               11,941     17,417
                                                                              -----------  ---------
Total current liabilities                                                        167,197    125,657
                                                                              -----------  ---------

Long-term debt                                                                         -    250,000
Deferred tax liabilities                                                          23,733     15,406
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000 shares authorized;
          none issued and outstanding                                                  -          -
     Common stock, $.01 par value; 300,000 shares authorized; 156,381 and
          148,726 shares issued; 156,243 and 145,826 shares outstanding at
          March 31, 1999 and 1998, respectively                                    1,562      1,458
     Additional paid-in capital                                                  293,231    118,341
     Retained earnings                                                           607,060    504,468
     Treasury stock, at cost                                                      (5,112)   (56,973)
     Accumulated other comprehensive income                                      (17,423)   (17,119)
                                                                              -----------  ---------
         Total stockholders' equity                                              879,318    550,175
                                                                              -----------  ---------
                                                                              $1,070,248   $941,238
                                                                              ===========  =========

See  accompanying  notes.




                                                  XILINX, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years  ended  March  31,
(In thousands)                                                                 1999         1998        1997
                                                                           ------------  ----------  ----------

Increase / (decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   102,592   $ 126,587   $ 110,376
   Adjustments to reconcile net income to net cash provided
      by operating activities:
          Cumulative effect of change in accounting principle                   26,646           -           -
          Depreciation and amortization                                         32,112      32,709      27,997
          Write-off of acquired in-process technology                            3,600           -           -
          Undistributed earnings of joint venture                                5,236      (3,747)     (1,336)
     Changes in assets and liabilities:
          Accounts receivable                                                  (12,497)     11,336       7,280
          Inventories                                                           58,328       7,469     (14,095)
          Deferred income taxes and other                                       (3,996)     15,644      14,134
          Accounts payable, accrued liabilities and income taxes payable        40,410       8,861      (3,193)
          Deferred income on shipments to distributors                          (8,806)     19,543      (1,213)
                                                                           ------------  ----------  ----------
               Total adjustments                                               141,033      91,815      29,574
                                                                           ------------  ----------  ----------
                      Net cash provided by operating activities                243,625     218,402     139,950
                                                                           ------------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale investments                              (1,177,948)   (337,500)   (247,022)
   Proceeds from sale or maturity of available-for-sale investments            896,396     352,149     303,604
   Purchases of held-to-maturity investments                                   (36,228)    (72,281)    (72,227)
   Proceeds from maturity of held-to-maturity investments                       36,145      72,267      72,189
   Proceeds from sale of held-to-maturity investment                            36,202           -           -
   Advances for wafer purchases                                                      -     (90,000)    (60,000)
   Property, plant and equipment                                               (40,922)    (29,700)    (26,803)
   Investment in joint venture                                                  (5,448)    (67,422)          -
   Assets purchased from MI Acquisition LLP                                     (6,776)          -           -
   Deposit on building                                                               -     (28,351)          -
                                                                           ------------  ----------  ----------
                      Net cash used in investing activities                   (298,579)   (200,838)    (30,259)
                                                                           ------------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock                                              (113,804)    (93,795)    (32,028)
   Principal payments on capital lease obligations                                   -           -        (977)
   Proceeds from issuance of common stock                                       55,481      27,189      28,324
                                                                           ------------  ----------  ----------
                      Net cash used in financing activities                    (58,323)    (66,606)     (4,681)
                                                                           ------------  ----------  ----------
Net (decrease) / increase in cash and cash equivalents                        (113,277)    (49,042)    105,010

Cash and cash equivalents at beginning of period                               166,861     215,903     110,893
                                                                           ------------  ----------  ----------

Cash and cash equivalents at end of period                                 $    53,584   $ 166,861   $ 215,903
                                                                           ============  ==========  ==========

SCHEDULE OF NON-CASH TRANSACTIONS:
   Tax benefit from stock options                                          $    34,856   $  16,099   $  16,730
   Issuance of treasury stock under employee stock plans                       112,162      38,669      30,181
   Issuance of treasury stock from debt conversion                              53,503           -           -
   Conversion of long term debt to common stock                                250,322           -           -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                12,992      13,008      13,309
   Income taxes paid                                                       $    21,469   $  39,472   $  34,426

See  accompanying  notes.



                                                    XILINX, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Three years ended March 31, 1999                                                          Accumulated
                                     Common Stock    Additional                               Other         Total
(In thousands)                        Outstanding     Paid-in      Retained   Treasury    Comprehensive  Stockholders'
                                  Shares     Amount   Capital      Earnings     Stock         Income       Equity
                                 ----------  ------  ----------  ---------  ------------  -------------  -----------

BALANCE AT MARCH 31, 1996           143,866   $ 1,439   $ 98,868   $ 267,505   $     -     $        432   $  368,244
Components of comprehensive income:
     Net income                           -         -          -     110,376         -                -      110,376
     Unrealized (loss) on
      available-for-sale Securities,
      net of tax benefit of $233          -         -          -           -         -              (349)       (349)
    Cumulative translation adjustment     -         -          -           -         -              (617)       (617)
                                                                                                           ---------
          Total comprehensive income                                                                         109,410
                                                                                                           ---------
Issuance of common shares
  under employee stock plans          4,574        28     28,296           -         -                 -      28,324
Acquisition of treasury stock        (1,756)        -          -           -   (32,028)                -     (32,028)
Issuance of treasury stock
  under employee stock plans              -         -    (30,181)          -    30,181                 -           -
Tax benefit from exercise
   of stock options                       -         -     16,730           -         -                 -      16,730
                                    -------  --------  ---------  ----------  --------  ----------------  ----------
BALANCE AT MARCH 31, 1997           146,684     1,467    113,713     377,881    (1,847)             (534)    490,680

Components of comprehensive income:
     Net income                           -         -          -     126,587         -                 -     126,587
     Unrealized gain on
      available-for-sale Securities,
      net of tax expense of $13           -         -          -           -         -                19          19
    Cumulative translation adjustment     -         -          -           -         -           (16,604)    (16,604)
                                                                                                          ----------
           Total comprehensive income                                                                        110,002
                                                                                                          ----------
Issuance of common shares
   under employee stock plans         3,802        (9)    27,198           -         -                 -      27,189
Acquisition of treasury stock        (4,660)        -          -           -   (93,795)                -     (93,795)
Issuance of treasury stock
   under employee stock plans             -         -    (38,669)          -    38,669                 -           -
Tax benefit from exercise
   of stock options                       -         -     16,099           -         -                 -      16,099
                                    -------  --------  ---------  ----------  --------  ----------------  ----------
BALANCE AT MARCH 31, 1998           145,826     1,458    118,341     504,468   (56,973)          (17,119)    550,175

Components of comprehensive income:
     Net income                           -         -          -     102,592         -                 -     102,592
     Unrealized gain on
      available-for-sale Securities,
      net of tax expense of $87           -         -          -           -         -               130         130
    Cumulative translation adjustment     -         -          -           -         -              (434)       (434)
                                                                                                           ---------
           Total comprehensive income                                                                        102,288
                                                                                                           ---------
Issuance of common shares
  under employee stock plans          6,229       104     55,377           -         -                 -      55,481
Issuance of common shares
  from convertible debt               9,804         -    250,322           -         -                 -     250,322
Acquisition  of treasury stock       (5,616)        -          -           -   (113,804)               -    (113,804)
Issuance of treasury stock
  under employee stock plans              -         -   (112,162)          -    112,162                -           -
Issuance of treasury stock
   from debt conversion                   -         -    (53,503)          -     53,503                -           -
Tax benefit from exercise of
  stock options                           -         -     34,856           -          -                -      34,856
                                   --------   -------  ---------  ----------  ---------  ---------------  ----------
BALANCE AT MARCH 31, 1999           156,243   $ 1,562  $ 293,231   $ 607,060  $  (5,112)       $ (17,423)   $879,318
                                   ========   =======  =========  ==========  =========  ===============  ===========

See  accompanying  notes.



                                  XILINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  NATURE  OF  OPERATIONS

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as cores of logic and field engineering support. The wafers used to manufacture the Company's products are obtained from independent wafer manufacturers, located in Japan and Taiwan. The Company is dependent upon these manufacturers to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing facilities in the United States and Ireland and sales offices throughout the world. The Company derives approximately one-third of its revenues from international sales, primarily in Europe and Japan.

NOTE  2.  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES AND CONCENTRATIONS OF RISK

     Basis  of  presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions. The Company's fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 1999 was a 53-week year ended on April 3, 1999 while fiscal 1998 and 1997 were 52-week years ended on March 28, 1998 and March 29, 1997, respectively. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

     Cash  equivalents  and  investments

Cash and cash equivalents consist of cash on deposit with banks and investments in money market instruments with minimal interest rate risk and original maturities at date of acquisition of 90 days or less. Short-term investments consist of tax-advantaged municipal bonds and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date, unless funds are specifically identified for current operations. Restricted investments consist of certificates of deposit held as collateral relating to leases for the Company's facilities. See Note 6 of Notes to Consolidated Financial Statements. Long-term investments consist of U.S. Treasury notes and tax-advantaged municipal bonds with maturities greater than one year but less than 4 years from the balance sheet date, which are not required for current operations. The Company invests its cash, cash equivalents, short-term and long-term investments through various banks and investment banking institutions. This diversification of risk is consistent with the Company policy to maintain liquidity and ensure the safety of principal.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is generally not changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 1999 and 1998:


(In thousands)        1999     1998
                   -------  -------
Raw materials      $ 5,139  $ 5,976
Work-in-progress    27,824   24,845
Finished goods      19,073   24,468
                   -------  -------
                   $52,036  $55,289
                   =======  =======

     Advances  for  wafer  purchases

In fiscal 1997, the Company signed an agreement with Seiko Epson, a primary wafer supplier. This agreement was amended in fiscal 1998 providing for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is made in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. The advance payment provision also provides for interest to be paid to the Company in the form of free wafers. Related interest income has been accrued monthly and the accrued balance is offset as free wafers are received. Through March 31, 1999, the Company has received $55.1 million in wafers against this advance, of which $1.6 million was in the form of free wafers. Specific wafer pricing is in U.S. dollars and is based upon foundries with comparable technology, products and volume, and prices quoted by specific research firms for foundry prices for similar wafers.

     Property,  Plant  and  Equipment

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings.

     Revenue  Recognition

The Company recognizes revenue from product sales upon shipment to OEMs and end users. Reserves for sales returns and allowances are recorded at the time of shipment. As further explained in Note 3 of Notes to Consolidated Financial Statements, commencing in fiscal 1999, revenue on shipments to all distributors is deferred until products are sold by the distributors to end users. Prior to fiscal 1999, revenue on shipments to domestic distributors was deferred until resale to end users because arrangements with these distributors included returns and price protection privileges which could not be reasonably estimated. Revenue on all shipments to international distributors was recognized upon shipment to the distributor, with appropriate provision of reserves for returns and allowances.

     Foreign  currency  translation

The U.S. dollar is the functional currency for the Company's Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in "Interest income and other". The functional currency is the local currency for each of the Company's other foreign subsidiaries and the USIC joint venture. Assets and liabilities are translated at month-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income in stockholders' equity.

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

The Company uses forward currency exchange contracts to reduce financial market risks. The Company's sales to Japanese customers are denominated in yen while its purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. No currency forward contracts were outstanding as of March 31, 1999.

In fiscal 1999, the Company's two and a half year interest rate swap agreement terminated. The interest rate swap agreement was in place in order to mitigate the interest rate risks whereby the long-term debt fixed interest rate liability was matched against the Company's short-term variable interest rate assets. The liability interest rate swap agreement involved the exchange of fixed interest rate payments for variable interest rate payments over the life of the agreement without an exchange of the notional amount. The differential to be paid or received as the variable interest rate changes was accrued and recognized as interest expense. The related amounts payable or receivable from the third party was included in other liabilities or assets. For the period of time the swap was outstanding, the fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates were not material. See Note 5 of Notes to Consolidated Financial Statements.

     Employee  stock  plans

The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In addition the Company discloses pro forma information related to its stock plans according to Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123). See Note 9 of Notes to Consolidated Financial Statements.

     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and intangible assets, allowances for doubtful accounts, pricing adjustments, customer returns, inventory reserves, international distributor sell-through, potential reserves relating to litigation matters as well as other accruals or reserves. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     New  Accounting  Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities", which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. The Company is required to adopt by fiscal 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's consolidated results of operations or financial position. FASB 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

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

     Concentration  of  other  risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions specifically relating to technology companies and the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing process technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

NOTE 3. ACCOUNTING CHANGE - DEFERRED REVENUE RECOGNITION ON SALES TO INTERNATIONAL DISTRIBUTORS

During the fourth quarter of fiscal 1999, the Company changed its accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While the Company previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, it recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. The Company believes that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations as it better conforms to the substance of the transaction considering the changing business environment in the international marketplace, is consistent with industry practice, and accordingly, it will better focus the Company on end customer sales; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting method for prior years was a charge of $26.6 million, net of $12.0 million in taxes, or $0.17 net income per diluted share.

NOTE  4.  JOINT  VENTURE

The Company, United Microelectronics Corporation (UMC) and other parties entered into the United Silicon Inc. (USIC) joint venture to construct a wafer fabrication facility in Taiwan. The Company invested an additional $5.4 million in USIC during fiscal 1999 to bring the total cumulative investment to $107.2 million. However, as other parties increased their equity in USIC during the most recent investment, the Company decreased its equity ownership from 25% to 20%. The Company has the right to receive up to 31.25% of the wafer capacity from this facility. In fiscal 1999, the Company purchased wafers totaling $18.9 million from USIC. UMC has committed to and is supplying the Company with wafers manufactured in an existing facility until full capacity is available in the USIC facility. The Company is accounting for this investment using the equity method of accounting with a one-month lag in recording the Company's share of results for the entity. The USIC fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility. The fiscal 1998 net income resulted primarily from favorable foreign currency exchange gains as well as interest earned on its investment portfolio. Through the second quarter of fiscal 1998, equity income was immaterial and remained classified in "Interest income and other." Undistributed earnings of the USIC joint venture totaled $0.2 million since its inception.

NOTE  5.  FINANCIAL  INSTRUMENTS

     Cash  and  Investments

The  following  is  a  summary  of  available-for-sale  securities:

                                      March  31,  1999                              March  31,  1998
                        -------------------------------------------  ----------------------------------------------
                                      Gross      Gross    Estimated                 Gross       Gross     Estimated
(In thousands)          Amortized  Unrealized  Unrealized    Fair     Amortized  Unrealized   Unrealized     Fair
                           Cost       Gains      Losses     Value        Cost       Gains       Losses       Value
                        ---------  ---------  ----------  ---------  ----------  ----------  -----------  ---------

Money market funds      $  34,829  $       -  $       -   $  34,829  $   13,614  $        -  $        -   $   13,614
Certificate of Deposit     34,358          -          -      34,358           -           -           -            -
U.S. Treasury Notes         2,071          8          -       2,079           -           -           -            -
Auction rate preferred    262,007         25        (10)    262,022      30,292          12          (2)      30,302
Municipal bonds           178,425        437        (73)    178,789     296,509         189         (29)     296,669
                        ---------  ---------  ----------  ---------  ----------  ----------  -----------  ---------
                        $ 511,690  $     470  $     (83)  $ 512,077  $  340,415  $      201  $      (31)  $  340,585
                        ========== =========  ==========  =========  ==========  ==========  ===========  ==========
Included in:
    Cash and cash equivalents                            $   34,829                                       $  145,259
    Short-term investments                                  348,888                                          195,326
    Long-term investments                                    94,002                                                -
    Restricted investment                                    34,358                                                -
                                                         ----------                                       ---------
                                                         $  512,077                                       $  340,585
                                                         ==========                                       ==========


Realized gains or losses from sale of available-for-sale securities were immaterial for all periods presented. Short-term investments consist of tax-advantaged municipal bonds and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date, unless funds are specifically identified for current operations. Restricted investments consist of certificates of deposit held as collateral relating to leases for the Company's facilities. Long-term investments consist of U.S. Treasury notes and tax-advantaged municipal bonds with maturities greater than one year but less than 4 years from the balance sheet date, which are not required for current operations.

In fiscal 1999, the Company sold its held-to-maturity, restricted investment, which had an amortized cost and fair value of $36.8 million upon sale resulting in no gain or loss. The restricted investment relates to certain collateral requirements for lease agreements associated with the Company's corporate facilities. The agreement was modified during fiscal 1999 requiring a change in the collateral requirements, which resulted in the sale of the security. Until its sale in fiscal 1999, the restricted investment was a U.S. Treasury Security, which was classified as held-to-maturity and was $36.3 million at March 31, 1998. Amortized cost approximated estimated fair value. At the end of fiscal 1999, the restricted investment is in the form of a certificate of deposit and is classified as available-for-sale with a maturity of less than one year. See
Note  6  of  Notes  to  Consolidated  Financial  Statements.

     Derivatives

In fiscal 1999, the Company utilized currency forward contracts to protect against the net yen exposure created when the Company began purchasing most of its wafers from Japanese suppliers in U.S. dollars yet continued to invoice Japanese customers in yen. Realized losses of $2.3 million were offset against revenue when there was a firm commitment, otherwise they were included in "Interest income and other". At March 31, 1999 and 1998, no commitments under foreign currency forward or option contracts were outstanding.

In fiscal 1997, the Company entered into an interest rate swap agreement with a third party in order to reduce risk related to movements in interest rates. Under the agreement, the Company effectively converted the fixed rate interest payments related to $125.0 million of the Company's convertible long-term debt to variable rate interest payments without the exchange of the underlying principal amounts. The Company received fixed interest rate payments (equal to 5.935%) from the third party and was obligated to make variable rate payments (equal to the three month Libor rate) to the third party during the term of the agreement. In fiscal 1999, the interest rate swap agreement terminated, and the gain was immaterial. For the period of time the swap was outstanding, the fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates were not material.

In fiscal 1997, the Company entered into foreign exchange forward contracts to minimize the impact of future exchange fluctuations on the U.S. dollar cost of investing in the USIC joint venture. The contracts required the Company to exchange U.S. dollars for New Taiwan dollars and matured within one year. The contracts were accounted for as a hedge of an identifiable foreign currency commitment. Realized losses, which were immaterial, were recognized upon maturity of the contracts in fiscal 1998 and included in the USIC joint venture investment.

     Long-Term  Debt  and  Lines  of  Credit

In February 1999, the Company converted in full $250.0 million of 5 1/4% Convertible Subordinated Notes due 2002 (Notes) into a total of 9.8 million shares of common stock at a price of $25.50 per share. Interest expense accrued but not paid prior to conversion of $3.6 million were added to additional paid-in-capital. Debt issuance costs of $0.7 million were recorded during the year. The unamortized debt issuance costs as of the redemption date of approximately $3.3 million were recorded as a reduction to additional paid-in-capital.

The Company has $40 million available under a syndicated bank revolving credit line agreement, which expires in March 2001. Under this agreement, borrowings bear interest at the prime rate or 0.625% over the Libor rate. Additionally, the Company's Ireland manufacturing facility has an additional $6.2 million available under a multicurrency credit line, which expires in November 1999. Under this agreement, borrowings bear interest at the bank's prime rate. At March 31, 1999, no borrowings were outstanding under any credit lines. The
Company is in full compliance with the agreement's required covenants and financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.

NOTE  6.  COMMITMENTS

The Company leases most of its manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:

  Years ended March 31,   (In thousands)
                          --------------
          2000                 $   3,723
          2001                     1,681
          2002                     1,508
          2003                     1,235
          2004                       958
          Thereafter                 765
                             -----------
                               $   9,870
                             ===========

Rent expense was approximately $4.5 million for each of the years ended March 31, 1999, 1998 and 1997.

The Company has entered into lease agreements relating to certain corporate facilities which would allow the Company to purchase the facilities on or before the end of the lease term in December 1999. If at the end of the lease term the Company does not purchase the property under lease or arrange a third party purchase, then the Company would be obligated to the lessor for a guarantee payment equal to a specified percentage of the Company's purchase price for the property. The Company would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below a specified percentage of the Company's purchase price. The Company is also required to comply with certain covenants and maintain certain financial ratios. As of March 31, 1999, the total amount related to the leased facilities for which the Company is contingently liable is $39.8 million. Under the terms of the agreements, the Company is required to maintain collateral (restricted investments) of approximately $34.4 million during the remainder of the lease term.

During fiscal 1998, the Company entered into an agreement for a facility to be built on property adjacent to the Company's corporate facilities. Building construction will be completed in fiscal 2000. Upon signing the lease agreement, the Company paid the lessor $31.3 million for prepaid rent and an option to purchase the facility. The rent prepayment covers one year and was discounted to its present value. Additionally, the Company can exercise the lease agreement's purchase option between the sixth and twelfth month following the commencement date of the lease term. If the Company elects to exercise the option, the prepaid purchase option will be considered payment in full. However, if the Company decides not to exercise the purchase option, the prepaid option will be returned without interest at the end of the first year of the lease.

NOTE  7.  NET  INCOME  PER  SHARE

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

The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 7.9 million, 12.5 million and 13.7 million incremental common shares attributable to outstanding options for fiscal years 1999, 1998 and 1997, respectively.

Before  the  shares  were converted from long-term debt to equity, approximately
9.8 million shares, they were not included in the calculation of diluted net income per share as their inclusion would have had an anti-dilutive effect for all periods presented. In addition, outstanding options to purchase approximately 4.8 million, 3.7 million and 2.0 million shares, for the fiscal years 1999, 1998 and 1997, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

NOTE  8.  COMPREHENSIVE  INCOME

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

The components of accumulated other comprehensive income net of related tax effects for the fiscal years 1999, 1998 and 1997 are as follows:


                                                               March  31,
(in thousands)                                       1999       1998      1997
                                                   ---------  ---------  ------
Cumulative translation adjustment                  $(17,655)  $(17,221)  $(617)
Unrealized gain on available for sale securities        232        102      83
                                                   ---------  ---------  ------
    Accumulated other comprehensive income         $(17,423)  $(17,119)  $(534)
                                                   =========  =========  ======


Cumulative  translation  adjustments  are  not  tax  affected.

NOTE  9.  STOCKHOLDERS'  EQUITY

The Company's Certificate of Incorporation provides for 300 million shares of common stock and 2 million shares of undesignated preferred stock.

     Treasury  Stock

The Company authorized a stock buyback program in December 1997 whereby up to 4 million shares of the Company's common stock could be purchased in the open market from time to time as market and business conditions warranted. This program was completed in November 1998. In April and September 1998, additional stock repurchase programs were authorized to each buyback up to 6 million shares of its common stock. The Company has reissued treasury shares repurchased in response to Employee Stock Option exercises and Employee Qualified Stock Purchase Plan requirements as well as in conjunction with its redemption of convertible debt. During fiscal 1999 and 1998, the Company repurchased a total of 5,616,000 and 4,660,000 shares of common stock for $113.8 million and $93.8 million, respectively. In fiscal 1999 and 1998, 8,378,000 and 1,842,000 shares were reissued, respectively. As a result, the Company was holding approximately 138,000 treasury stock shares at March 31, 1999.

     Stock  split

On January 18, 1999, the Company's Board of Directors approved a 2 for 1 split of the Company's Common Stock, which was effected in the form of a 100% stock dividend. On March 11, 1999 shareholders of record as of February 18, 1999 received one additional share of Common Stock for every share currently held. Shares, per share amounts, common stock, and additional paid-in capital have been restated to reflect the stock split for all periods presented.

     Stockholder  Rights  Plan

In October 1991, the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights become exercisable based upon the occurrence of certain conditions including acquisitions of Company stock, tender or exchange offers and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of preferred stock of the Company or, under limited circumstances, of the acquirer. The rights are redeemable at the Company's option, under certain conditions, for $.01 per right and expire on October 4, 2001.

     Employee  Stock  Option  Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 34,391,000 shares. Options to purchase shares of the Company's common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over four or five years.

A summary of the Company's Option Plans activity, and related information, follows:


Years ended March 31,                   1999               1998                 1997
                                  -----------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted
                                            Average             Average             Average
                                  Shares   Exercise   Shares   Exercise   Shares   Exercise
                                   (000)     Price     (000)     Price     (000)     Price
                                  -------  ---------  -------  ---------  -------  ---------
Outstanding at beginning of year  29,049   $   13.35  27,416   $   10.27  27,776   $    8.39
  Granted                          9,280       30.08   5,958       23.91   5,193       16.76
  Exercised                       (5,422)       7.96  (3,080)       5.36  (3,503)       5.29
  Forfeited                       (1,328)      18.07  (1,245)      15.88  (2,050)       9.74
                                  -------  ---------  -------  ---------  -------  ---------
Outstanding at end of year        31,579   $   18.99  29,049   $   13.35  27,416   $   10.27
                                  -------  ---------  -------  ---------  -------  ---------
Shares available for grant         2,812               7,770               5,984
                                  -------             -------             -------

The following information relates to options outstanding and exercisable under the Option Plan at March 31, 1999:


                              Options Outstanding             Options Exercisable
                  ----------------------------------------  ------------------------
                                    Weighted
                                     Average      Weighted                 Weighted
                     Options       Remaining      Average     Options      Average
 Range of           Outstanding    Contractual    Exercise   Exercisable   Exercise
 Exercise Prices       (000)       Life (Years)    Price       (000)        Price
 ---------------  --------------  --------------  ---------  ------------  ---------

 $ 0.38 - $10.85           8,545           4.62   $    6.75        7,788   $    6.56
 $11.44 - $18.59           8,150           7.13       15.68        4,157       15.12
 $18.81 - $23.94           8,850           8.35       21.20        3,200       21.51
 $24.00 - $43.63           6,034           9.42       37.58          824       26.74
 ----------------  ------------  -------------  ----------  ------------  ---------

 $0.38 - $43.63          31,579           7.23   $   18.99       15,969   $   12.83

At  March  31,  1998,  14.2  million  options  were  exercisable.

     Employee  Qualified  Stock  Purchase  Plan

Under  the Company's 1990 Employee Qualified Stock Purchase Plan (Stock Purchase
Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 807,000 and 722,000 shares were issued during 1999 and 1998, respectively, and 4,823,000 shares were available for issuance at March 31, 1999.

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

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of stock options and stock purchase plan rights under the Option Plan and Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The fair value of stock options and stock purchase plan rights granted in fiscal years 1999, 1998, and 1997 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

                                      Stock Options      Stock Purchase Plan Rights
 Years ended March 31,              1999   1998   1997        1999   1998   1997
 --------------------------------  ------  -----  -----       -----  -----  -----
 Expected Life (years)               3      3       4          .5     .5     .5
 Expected Stock Price Volatility     .65    .62    .56         .64    .65    .56
 Risk-Free Interest Rate             5.0%   6.0%   6.3%        5.0%   5.5%   5.4%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period. Because FASB 123 is applicable only to the Company's awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under FASB 123, the Company's net income would have been $65.2 million, $95.6 million and $87.4 million in 1999, 1998 and 1997, respectively. Basic net income per share would have been $0.45, $0.65 and $0.60 in 1999, 1998 and 1997, respectively, while diluted net income per share would have been $0.42, $0.63 and $0.56, respectively.

Calculated under FASB 123, the weighted-average fair value of the stock options granted during 1999, 1998 and 1997 was $13.80, $10.69 and $7.96 per share, respectively. The weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 1999, 1998 and 1997 were $9.96, $7.25 and
$7.24  per  share,  respectively.

NOTE  10.  INCOME  TAXES


                             Years  ended  March  31,
(In thousands)              1999      1998      1997
                          --------  --------  --------
Federal:        Current   $45,482   $45,808   $40,901
                Deferred   (3,558)   (3,880)     (200)
                          --------  --------  --------
                           41,924    41,928    40,701
                          --------  --------  --------

State:          Current     9,187     9,285    12,073
                Deferred   (3,049)     (311)   (1,483)
                          --------  --------  --------
                            6,138     8,974    10,590
                          --------  --------  --------

Foreign:        Current     6,863     5,826     4,091
                          --------  --------  --------

Total                     $54,925   $56,728   $55,382
                          ========  ========  ========

The tax benefits associated with the disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable by $34.9 million, $16.1 million, and $16.7 million for 1999, 1998, and 1997, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income from foreign operations was $61.2 million, $55.5 million, and $36.1 million for fiscal years 1999, 1998, and 1997, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, accumulated to approximately $50.8 million as of March 31, 1999. The residual U.S. tax liability, if such amounts were remitted, would be approximately $12.7 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:


                                          Years  ended  March  31,
(In thousands)                          1999       1998       1997
                                      ---------  ---------  ---------

Income before provision for taxes     $189,399   $180,596   $165,758
Federal statutory tax rate                  35%        35%        35%
Computed expected tax                 $ 66,290   $ 63,209   $ 58,016
State taxes net of federal benefit       3,990      5,833      6,884
Tax exempt interest                     (3,822)    (4,003)    (3,278)
Foreign earnings at lower tax rates     (4,415)    (4,586)    (2,478)
Research and development tax credit     (3,999)    (3,007)    (2,522)
Other                                   (3,119)      (718)    (1,240)
                                      ---------  ---------  ---------
Provision for taxes on income         $ 54,925   $ 56,728   $ 55,382
                                      =========  =========  =========


The major components of deferred tax assets and liabilities consist of the following:


                                                  Years  ended  March  31,
(In thousands)                                        1999       1998
                                                    ---------  ---------
Deferred tax assets:
     Inventory valuation differences                $ 10,347   $  7,846
     Deferred income on shipments to distributors     49,449     23,431
     Nondeductible accrued expenses                    5,666      6,904
     Other                                               (30)       326
                                                    ---------  ---------
     Total                                            65,432     38,507
                                                    ---------  ---------
Deferred tax liabilities:
     Depreciation and amortization                     3,908        763
     Unremitted foreign earnings                     (26,576)   (16,032)
     Other                                            (1,065)      (137)
                                                    ---------  ---------
Total net deferred tax assets                       $ 41,699   $ 23,101
                                                    =========  =========


NOTE  11.  SEGMENT  INFORMATION

The Company adopted the Financial Accounting Standards Board's Statement No. 131 (FASB 131), "Disclosures about Segments of an Enterprise and Related Information". The new standard revises the way operating segments are reported. The Company operates and tracks its results in one operating segment. The Company designs, develops and markets programmable logic semiconductor devices and the related software design tools.

Enterprise wide information is provided in accordance with FASB 131. Geographic revenue information for the fiscal years 1999, 1998 and 1997 is based on the shipment location. Long-lived assets include property, plant and equipment as well as intangible assets including, developed technology, assembled workforce and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while the intangibles are based on the location of the owning entity.

Net  Revenues  from unaffiliated customers by geographic region were as follows:


                                  Years  ended  March  31,
(In thousands)                   1999      1998      1997
                               --------  --------  --------
United States                  $447,147  $381,357  $361,040
Europe                          139,815   137,131   122,506
Japan                            47,522    62,668    58,975
Southeast Asia/Rest of World     27,499    32,437    25,622
                               --------  --------  --------
                               $661,983  $613,593  $568,143
                               ========  ========  ========


Net  long-lived  assets  by  country  was  as  follows:


                Years ended March 31,
(In thousands)      1999      1998
                --------  --------
United States   $ 77,856  $ 74,896
Ireland           27,888    28,141
Other             10,360     3,451
                --------  --------
                $116,104  $106,488
                ========  ========


No end customer accounted for more than 10% of revenues in 1999,1998 or 1997. Approximately 20%, 14% and 15% of net revenues were made through the Company's largest domestic distributor in 1999, 1998 and 1997, respectively. A second domestic distributor accounted for approximately 17% and 11% of net revenues in fiscal 1999 and 1998, respectively.

NOTE  12.  LITIGATION

On June 7, 1993, the Company filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of the Company's patents. Subsequently, Altera filed suit against the Company, alleging that certain of the Company's products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against the Company in the Federal District Court in Delaware, alleging that the Company's XC5200 family infringes an Altera patent. The Company answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of the Company's patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. Both Altera and the Company have filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. Those motions are still pending.

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

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter of fiscal 1999, the Company entered into a license settlement with Lemelson. In response, Lemelson dismissed with prejudice all claims against the Company.

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

NOTE  13.  WRITE-OFF  OF  IN-PROCESS  TECHNOLOGY AND DISCONTINUED PRODUCT FAMILY

In January 1999, the Company acquired certain assets of MI Acquisition LLP, for a total purchase price of $6.8 million. The purchase price allocation based on an independent appraisal resulted in a $3.6 million charge to research and development in the fourth quarter of fiscal 1999 for acquired in-process technology. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses.

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



REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS

The  Board  of  Directors  and  Stockholders
Xilinx,  Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, in the fiscal year ended March 31, 1999, the Company changed its method of recognizing revenue on certain shipments to its distributors.



                                                          /s/  Ernst & Young LLP


San  Jose,  California
April  21,  1999




                                           XILINX, INC.
                                            SCHEDULE II
                                 VALUATION AND QUALIFYING ACCOUNTS
                                          (in thousands)


                                               Beginning   Charged to    Deductions    Balance at
Description                                     of Year      Income         (a)       End of Year

For the year ended March 31, 1997:
    Allowances for doubtful accounts, pricing
    Adjustments and customer returns           $    5,199  $     7,991  $      7,456  $      5,734
For the year ended March 31, 1998:
    Allowance for doubtful accounts, pricing
    adjustments and customer returns           $    5,734  $     5,637  $      2,963  $      8,408
For the year ended March 31, 1999:
    Allowance for doubtful accounts, pricing
    adjustments and customer returns           $    8,408  $     2,129  $      3,128  $      7,409

    (a)  Represents  amounts  written  off  against  the  allowance,  customer  returns or pricing adjustments  to  international  distributors.


SUPPLEMENTARY  FINANCIAL  DATA

QUARTERLY  DATA  (UNAUDITED)



                                                                            Year  Ended  March  31,  1999
(In thousands, except per share amounts)                               First     Second    Third     Fourth
                                                                      Quarter   Quarter   Quarter   Quarter
                                                                     ---------  --------  --------  --------
NET REVENUES
    As previously reported                                           $151,603   $156,443  $167,357  $184,310
    Effect of change in accounting principle                           (2,078)        72     4,276         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and
    Reported in fourth quarter                                        149,525    156,515   171,633   184,310
                                                                     ---------  --------  --------  --------
Gross margin
    As previously reported                                             94,780     97,629   101,395   115,216
    Effect of change in accounting principle                           (1,475)        50     3,122         -
    As restated in first three quarters and reported
    in fourth quarter                                                  93,305     97,679   104,517   115,216
                                                                     ---------  --------  --------  --------
NET INCOME
    As previously reported                                             27,029     27,831    33,919    39,254
    Effect of change in accounting principle                          (27,664)        35     2,188         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter                                                $   (635)  $ 27,866  $ 36,107  $ 39,254
                                                                     =========  ========  ========  ========
NET INCOME PER BASIC SHARE:
Earnings per share before cumulative effect of
change in accounting principle
    As previously reported                                           $   0.19   $   0.19  $   0.24  $   0.26
    Effect of change in accounting principle                            (0.01)         -      0.01         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter                                                    0.18       0.19      0.25      0.26
Cumulative effect of change in accounting
Principle                                                               (0.18)         -         -         -

Earnings after cumulative effect of change in accounting principle          -       0.19      0.25      0.26
                                                                     ---------  --------  --------  --------
NET INCOME PER DILUTED SHARE:
Earnings per share before cumulative effect of
change in accounting principle
    As previously reported                                               0.18       0.19      0.22      0.24
    Effect of change in accounting principle                            (0.01)         -      0.02         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter                                                    0.17       0.19      0.24      0.24
Cumulative effect of change in accounting
Principle                                                               (0.17)         -         -         -
                                                                     ---------  --------  --------  --------
Earnings after cumulative effect of change in
accounting principle                                                 $      -   $   0.19  $   0.24  $   0.24
                                                                     ---------  --------  --------  --------
Shares used in per share calculations:
   Basic                                                              145,686    143,823   143,820   152,357
   Diluted                                                            153,676    149,761   151,163   162,641
                                                                     ---------  --------  --------  --------



QUARTERLY  DATA  (UNAUDITED)



                                              Year  ended  March  31,  1998
(In thousands, except per share amounts)   First     Second    Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          --------  --------  --------  --------

Net revenues                              $160,761  $150,272  $148,735  $153,825
Gross margin                                99,855    94,224    93,067    95,757
Net income                                  33,444    30,950    31,600    30,593
Net income per share:
   Basic                                  $   0.23  $   0.21  $   0.21  $   0.21
   Diluted                                $   0.21  $   0.19  $   0.20  $   0.20
Pro forma amounts with the change in
accounting principle related to revenue
recognition applied retroactively
    Net revenues                          $158,962  $144,278  $147,749  $147,076
    Net income                              32,558    27,972    31,124    27,333
    Net income per share:
        Basic                             $   0.22  $   0.19  $   0.21  $   0.19
        Diluted                           $   0.20  $   0.17  $   0.20  $   0.18
Shares used in per share calculations:
   Basic                                   146,990   147,842   148,392   146,700
   Diluted                                 162,652   162,832   158,496   156,106
                                          --------  --------  --------  --------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



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


                                     PART IV
                                     -------


ITEM  14.       EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The Financial Statements required by Item 14 (a) are filed as Item 8 of this annual report.

       (2)  The Financial Statement Schedule reqquired by Item 14 (a) is file as
Item  8  of  this  annual  report.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

       (3) The exhibits listed below in (c) are filed or incorporated by reference as part of this annual report.

(b)    Reports  on  Form  8-K.   No  reports  on  Form 8-K were filed during the
       ----------------------
fourth  quarter  of  fiscal  1999.

(c)    Exhibits.
       --------



Exhibit  Number     Description
---------------     -----------
3.1  (1)            Restated Certificate of Incorporation of the Company, as amended to date.

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

10.3  (5)           Lease  dated  October  8, 1997 for an additional facility on Logic Drive,  San  Jose,
                    California.

10.4.1  (6)         Agreement of Purchase and Sale of Land in Longmont Colorado, dated November 24, 1997.

10.4.2  (6)         First  Amendment  to  Agreement  of Purchase and Sale of Land in Longmont  Colorado,
                    dated  January  15,  1998.

10.5  (2)           1988  Stock  Option  Plan,  as  amended.

10.6  (7)           1990  Employee  Qualified  Stock  Purchase  Plan,  as  amended.

10.7  (7)           1997  Stock  Option  Plan.

10.8  (2)           Form of Indemnification Agreement between the Company and its officers and directors.

10.9  (8)           Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.

10.10.1  (8)        Consulting  Agreement  dated  as  of  June  1, 1996 between the Company  and
                    Bernard  V.  Vonderschmitt.

10.10.2  (6)       Amended Services and Compensation Exhibit to the Consulting Agreement dated as of
                   June  1,  1996  between  the  Company  and  Bernard  Vonderschmitt.

10.10.3 (6)        Second Amendment to the Consulting Agreement dated as of June 1, 1996  between  the
                   Company  and  Bernard  Vonderschmitt.

10.11  (9)         Letter Agreement  dated  as  of April 1, 1997 of the Company to Richard  W. Sevcik.

10.12.1 (10) (11)  Foundry Venture Agreement dated as of September 14, 1995 between  the  Company  and
                   United  Microelectronics  Corporation  (UMC).

10.12.2 (10) (11)  Fabven Foundry Capacity Agreement dated as of September 14,  1995  between  the
                   Company  and  UMC.

10.12.3 (10) (11)  Written Assurances Re Foundry Venture Agreement dated as of  September  29,
                   1995  between  UMC  and  the  Company.

10.13.1 (8) (10)   Advance  Payment  Agreement  entered into on May 17, 1996 between  Seiko Epson
                   Corporation  and  the  Company.

10.13.2 (6) (10)   Amended and Restated Advance Payment Agreement with Seiko Epson  dated
                   December  12,  1997.

10.14  (8)         Indenture  dated  November  1, 1995 between the Company and State Street
                   Bank  and  Trust  Company.

18.1               Letter  from  Ernst  &  Young,  LLP  re: Change in Accounting Principle.

21.1               Subsidiaries  of  the  Company.

23                 Consent  of  Ernst  &  Young  LLP,  Independent  Auditors.

24.1               Power  of  Attorney.

27.1               Financial  Data  Schedule  for  fiscal  year  ended  March  31,  1999.




 (1)  Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30,
      1991.
 (2)  Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
 (3)  Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-43793) effective
      November 26, 1991.
 (4)  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      April 1, 1995.
 (5)  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 27, 1997.
 (6)  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      December 27, 1997.
 (7)  Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-62897)
      effective September 4, 1998.
 (8)  Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
      March 30, 1996.
 (9)  Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
      March 29, 1997.
(10)  Confidential treatment requested as to certain portions of these documents.
(11)  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1995.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 16th day of June, 1999.

                                         XILINX,  INC.



                                         By:   /s/  Willem  P.  Roelandts
                                         --------------------------------
                                         Willem  P.  Roelandts,
                                         Chief Executive Officer and President