Form 10-Q
period 1999-07-03
XILINX INC
filed 1999-08-12
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999 or
                                                             --------------
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

                          YES  [ X  ]        NO  [    ]




  Class                           Shares Outstanding at August 2, 1999
  -----                           ------------------------------------
  Common Stock, $.01 par value       158,058,000

PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements


                                       XILINX, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                    Three  Months  Ended
(in thousands, except per share amounts)                             July 3,    June 27,
                                                                       1999       1998
                                                                     --------  ----------
Net revenues                                                         $211,403  $ 149,525

Costs and expenses:
     Cost of revenues                                                  79,758     56,220
     Research and development                                          26,009     20,803
     Sales, general and administrative                                 39,539     31,434
                                                                     --------  ----------

          Operating costs and expenses                                145,306    108,457
                                                                     --------  ----------

Operating income                                                       66,097     41,068

Interest income and other, net                                          5,679        416
                                                                     --------  ----------

Income before provision for taxes on income, equity in joint
   venture and cumulative effect of change in accounting principle     71,776     41,484

Provision for taxes on income                                          20,815     12,860
                                                                     --------  ----------

Income before equity in joint venture and cumulative effect of
   change in accounting principle                                      50,961     28,624

Equity in income (loss) of joint venture                                  654     (2,613)
                                                                     --------  ----------

Income before cumulative effect of change in accounting principle      51,615     26,011

Cumulative effect of change in accounting principle                         -    (26,646)
                                                                     --------  ----------

Net income (loss)                                                    $ 51,615  $    (635)
                                                                     ========  ==========

Net income (loss) per share:
     Basic
       Income before cumulative effect of change in
             accounting principle                                    $   0.33  $    0.18
        Cumulative effect of change in accounting principle                 -      (0.18)
                                                                     --------  ----------
        Basic net income (loss) per share                            $   0.33  $       -
                                                                     ========  ==========
     Diluted
        Income before cumulative effect of change in
             accounting principle                                    $   0.31  $    0.17
        Cumulative effect of change in accounting principle                 -      (0.17)
                                                                     --------  ----------
        Diluted net income (loss) per share                          $   0.31  $       -
                                                                     ========  ==========

Shares used in per share calculations:
     Basic                                                            156,933    145,686
                                                                     ========  ==========
     Diluted                                                          168,413    153,676
                                                                     ========  ==========

         (See accompanying Notes to Condensed Consolidated Financial Statements.)


                                          XILINX, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands)                                                          July 3,      April 3,
                                                                          1999         1999
                                                                      ------------  -----------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $   110,897   $   53,584
    Short-term investments                                                369,867      348,888
    Accounts receivable, net                                               85,911       73,409
    Inventories                                                            66,081       52,036
    Advances for wafer purchases                                           63,209       59,450
    Deferred income taxes and other current assets                         85,459       70,342
                                                                      ------------  -----------

Total current assets                                                      781,424      657,709

Property, plant and equipment, at cost                                    225,610      187,482
Accumulated depreciation and amortization                                 (92,744)     (85,777)
                                                                      ------------  -----------
    Net property, plant and equipment                                     132,866      101,705

Long-term investments                                                      97,555       94,002
Restricted investments                                                     34,358       34,358
Investment in joint venture                                                93,253       91,057
Advances for wafer purchases                                               13,515       36,694
Developed technology and other assets                                      15,302       54,723
                                                                      ------------  -----------

TOTAL ASSETS                                                          $ 1,168,273   $1,070,248
                                                                      ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $    33,682   $   23,326
    Accrued payroll, other accrued liabilities and interest payable        38,209       32,164
    Income tax payable                                                     40,229       25,998
    Deferred income on shipments to distributors                           81,759       85,709
                                                                      ------------  -----------

Total current liabilities                                                 193,879      167,197

Deferred tax liabilities                                                   23,895       23,733
Put warrants                                                               13,520            -

Stockholders' equity:
    Preferred stock, $.01 par value                                             -            -
    Common stock, $.01  par value                                           1,573        1,562
    Additional paid-in capital                                            294,063      293,231
    Retained earnings                                                     658,675      607,060
    Treasury stock, at cost                                                     -       (5,112)
    Accumulated other comprehensive income                                (17,332)     (17,423)
                                                                      ------------  -----------

                Total stockholders' equity                                936,979      879,318
                                                                      ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,168,273   $1,070,248
                                                                      ============  ===========

            (See accompanying Notes to Condensed Consolidated Financial Statements.)



                                                    XILINX, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                              Three Months Ended
(in thousands)                                                                                July 3,     June 27,
                                                                                                1999        1998
                                                                                             ----------  ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income (loss)                                                                        $  51,615   $    (635)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Cumulative effect of change in accounting principle                                   -      26,646
               Depreciation and amortization                                                     8,409       8,152
               Undistributed (earnings) / losses of joint venture                                 (654)      2,613
               Changes in assets and liabilities:
                       Accounts receivable                                                     (12,502)    (16,958)
                       Inventories                                                               5,125      14,390
                       Deferred income taxes and other                                          (4,615)     (3,913)
                       Accounts payable, accrued liabilities and income taxes payable           40,282       5,463
                       Deferred income on shipments to distributors                             (3,950)     10,135
                                                                                             ----------  ----------
                               Total adjustments                                                32,095      46,528
                                                                                             ----------  ----------
                                    Net cash provided by operating activities                   83,710      45,893

Cash flows from investing activities:
    Purchases of available-for-sale investments                                               (667,778)   (105,481)
    Proceeds from sale or maturity of available-for-sale investments                           641,913      73,270
    Property, plant and equipment                                                               (9,880)     (7,774)
                                                                                             ----------  ----------
                                     Net cash used in investing activities                     (35,745)    (39,985)

Cash flows from financing activities:
    Acquisition of treasury stock                                                               (5,289)    (53,659)
    Proceeds from issuance of common stock                                                      13,102      15,123
    Proceeds from sales of put warrants                                                          1,535           -
                                                                                             ----------  ----------
                                     Net cash provided by / (used) in financing activities       9,348     (38,536)
                                                                                             ----------  ----------
Net increase / (decrease) in cash and cash equivalents                                          57,313     (32,628)

Cash and cash equivalents at beginning of period                                                53,584     166,861
                                                                                             ----------  ----------

Cash and cash equivalents at end of period                                                   $ 110,897   $ 134,233
                                                                                             ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options                                                           $  10,126   $   6,514
    Issuance of treasury stock under employee stock plans                                       10,400      28,702

Supplemental disclosures of cash flow information:
    Interest paid                                                                                    5       6,501
    Income taxes paid                                                                        $     361   $   1,946

                      (See accompanying Notes to Condensed Consolidated Financial Statements.)




                                  XILINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended April 3, 1999. The balance sheet at April 3, 1999 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending April 1, 2000.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at July 3, 1999 and April 3, 1999 are as follows:


(in thousands)                       July 3,   April 3,
                                        1999       1999
                                    --------  ---------
                  Raw materials     $  5,965  $   5,139
                  Work-in-process     37,245     27,824
                  Finished goods      22,871     19,073
                                    --------  ---------
                                    $ 66,081  $  52,036
                                    ========  =========

3. The computation of basic net income (loss) per share for all years presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income (loss) per share calculation includes 11.5 million and 8.0 million incremental common shares attributable to outstanding options for the first quarter of fiscal year 2000 and 1999, respectively.

Outstanding options to purchase approximately 0.2 million and 6.1 million shares for the first quarter of fiscal year 2000 and 1999, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted net income (loss) per share as their inclusion would have had an anti-dilutive effect.

4. The components of comprehensive income (loss) for the three month periods ended July 3, 1999 and June 27, 1998 are as follows:


                                                       Three months ended
(in thousands)                                        July 3,     June 27,
                                                          1999        1998
                                                      ---------  ---------
Net income (loss)                                     $ 51,615   $    (635)
Cumulative translation adjustment                          891      (2,135)
Unrealized (loss) on available for sale securities,
    net of tax                                            (800)        (82)
                                                      ---------  ----------
Comprehensive income (loss)                           $ 51,706   $  (2,852)
                                                      =========  ==========


The components of accumulated other comprehensive income (loss) at July 3, 1999 and April 3, 1999 are as follows:


(in thousands)                                                July 3,    April 3,
                                                                 1999        1999
                                                             ---------  ---------
Cumulative translation adjustment                            $(16,764)  $ (17,655)
Unrealized (loss) / gain on available for sale securities,
    net of tax                                                   (568)        232
                                                             ---------  ----------
Accumulated other comprehensive income (loss)                $(17,332)  $ (17,423)
                                                             =========  ==========

5. The Company is currently involved in litigation with Altera Corporation and other parties (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the various legal proceedings and because the lawsuits are still in the pre-discovery or pre-trial stage, the ultimate outcome of these matters cannot be determined at this time.

6. The Company, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). The Company has 20% equity ownership in USIC and has the right to receive up to 31.25% of the wafer capacity from this facility. The Company is accounting for this investment using the equity method of accounting with a one-month lag in recording the Company's share of results for the entity.

In June 1999, the Company was informed by UMC Group that Xilinx's equity position in USIC will be converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. The transaction is expected to be completed during fiscal 2000, and we cannot currently predict the value or liquidity of the UMC shares Xilinx will obtain following the merger, if consummated.

7. From 1997 to 1999, the Board of Directors of the Company approved stock repurchase programs that allow the Company to repurchase shares of its common stock. During the first quarter of fiscal 2000, the Company repurchased 124,000 shares of common stock under the Company's authorized repurchase program at a cost of $5.3 million. In conjunction with the stock repurchase program, during the quarter ended July 3, 1999, the Company sold put warrants that entitle the holder of each warrant to sell to the Company, by physical delivery, one share of common stock at a specified price, ranging from $52 to $56 per share. The outstanding put warrants are exercisable only on their maturity date of October 25, 1999.

The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company of $13.5 million as of July 3, 1999. There was no impact on basic and diluted net income per share resulting from these transactions in the three months ended July 3, 1999.

8. In the first quarter of fiscal 2000, Xilinx signed a letter of intent to acquire Philips Semiconductors' line of low-power complex programmable logic devices (CPLDs). The acquisition was completed in the second quarter of fiscal 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".


RESULTS  OF  OPERATIONS:  FIRST  QUARTER  OF  FISCAL  2000 COMPARED TO THE FIRST
--------------------------------------------------------------------------------
QUARTER  OF  FISCAL  1999
-------------------------

NET  REVENUES

Net revenues of $211.4 million in the first quarter of fiscal 2000 represented a 41.4% increase from the comparable prior year quarter of $149.5 million. Product lines that experienced significant growth include the XC4000XL, XC4000XLA, XC9500, Spartan, and Virtex families. The increase was partially offset by decreased revenues relating to the Company's mature XC4000 and XC3000 families.

The Company currently classifies its product offerings into four categories. Base products consist of the Company's mature product families that are currently manufactured on technologies greater than 0.5 micron; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.5 micron technology and include the XC4000E, XC4000EX, XC5200 and XC9500 product lines. Advanced products include the Company's newest technologies manufactured on 0.35 micron and smaller, which include the XC4000XL, XC4000XV, XC4000XLA, XC9500XL, Virtex, Spartan and SpartanXL product lines. The Company's Support products make up the remainder of its product offerings and include serial proms, HardWire, and software. Revenues of Advanced products increased to $80.2 million in the first quarter of fiscal 2000 from $24.4 million in the first quarter of fiscal 1999 and revenues of Mainstream products increased to $79.0 million from $65.6 million. This was the first quarter that Advanced product revenues surpassed Mainstream product revenues. During the same periods, revenues of Base products decreased to $31.8 million from $41.5 million and revenues of Support products increased to $20.4 million from $18.0 million. The Company has historically been able to offset much of the revenue declines of its mature technologies with increased revenues from newer technologies, although no assurance can be given that the Company can continue to do so in the future.

International revenues represented approximately 30.8% of total revenues in the first quarter of fiscal 2000 and 36.1% in the prior year quarter. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World. Revenues during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 from Europe increased to $39.6 million from $35.4 million, Japan increased to $14.6 million from $12.7 million, and Asia Pacific/Rest of World reached a record of $10.9 million from $5.8 million. Asia Pacific/Rest of World experienced 85.9% revenue increase in the first quarter of fiscal 2000 as compared to the same quarter a year ago primarily as a result of the stronger economic environment in those regions following the economic turmoil of a year ago.

GROSS  MARGIN

Gross margin was $131.6 million, or 62.3% of revenues for the first quarter of fiscal 2000 as compared to $93.3 million, or 62.4% of revenues, for the first quarter of fiscal 1999. During the first three months of fiscal 2000, the Company continued to experience high margins from manufacturing process technology improvements and improved yields that offset continued selling price reductions. The Company recognizes that ongoing price reductions for its integrated circuits are a significant element in expanding the market for its products. Management believes that gross margin objectives in the range of 60% to 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $26.0 million, or 12.3% of revenues for the first quarter of fiscal 2000, as compared to $20.8 million, or 13.9% of revenues, for the first quarter of fiscal 1999. Although total expenditures on research and development increased significantly, they decreased as a percent of revenue because of strong revenue growth. The 25.0% increase in expenditures over the prior year period was associated with designing and developing new product architectures of complex, high density devices including wafer purchases, software development, increased labor-related costs, and testing of new products. The Company remains committed to a significant level of research and development effort in order to continue to maintain its technology leadership in the programmable logic marketplace.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses were $39.5 million, or 18.7% of revenues for the first quarter of fiscal 2000 as compared to $31.4 million, or 21.0% of revenues for the first quarter of fiscal 1999. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth. The 25.8% increase in sales, general and administrative expenses was primarily attributable to increased marketing expenses for new product introductions, increased sales commissions on higher revenues from U.S. distributors along with increased personnel and legal costs. The Company remains committed to controlling administration expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of the Company's intellectual property rights are not readily predictable and may significantly increase the level of sales, general and administrative expenses in the future.

INTEREST  AND  OTHER,  NET

Interest and other income, net for the first quarter of fiscal 2000 increased $5.3 million from the first quarter of fiscal 1999 primarily due to the decrease in interest expense related to the convertible notes which were redeemed in the fourth quarter of fiscal 1999 and net foreign exchange gains. In addition, average cash and investment balances have increased in the first three months of fiscal 2000 as compared to the prior year period resulting in increased interest income of $1.4 million. The amount of net interest and other income in the future will continue to be impacted by the level of the Company's average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

The company recorded a tax provision of $20.8 million for the first quarter of fiscal 2000 as compared to $12.9 million in the same prior year period, representing effective tax rates of 29.0% and 31.0%, respectively. The lower tax rate is primarily due to increased profits in foreign operations where the tax rate is lower than the U.S. rate.

JOINT  VENTURE  EQUITY  INCOME

The Company records its proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). The Company recorded $0.7 million equity in income of joint venture for the first quarter of fiscal 2000 as compared to $2.6 million net losses for the first quarter of fiscal 1999. The fiscal 1999 net losses were a result of the continued ramp in production of the wafer fabrication facility. The fiscal 2000 net gains are recorded as USIC began to have volume wafer production and shipments.

HEDGING

The Company uses forward currency exchange contracts to reduce financial market risks. The Company's sales to Japanese customers are denominated in yen while its purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. In fiscal 2000, the Company has also begun to share the yen exchange rate risk with some of its Japanese customers through risk sharing agreements. As the Company will continue to have a net yen exposure in the near future, it will continue to mitigate the exposure through yen hedging contracts. In addition, the Company does not expect that hedging instruments outstanding as of July 3, 1999, will have a material impact on the Company's future results of operations.

INFLATION

To date, the effects of inflation upon the Company's financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

The Company's financial condition at July 3, 1999 remained strong. Total current assets exceeded total current liabilities by 4.0 times, compared to 3.9 times at April 3, 1999. The Company has used a combination of equity and debt financing and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

The Company continued to generate positive cash flows from operations during the first three months of fiscal 2000. As of July 3, 1999, the Company had cash, cash equivalents and short-term investments of $480.8 million and working capital of $587.5 million. Cash generated by operations of $83.7 million for the first three months of fiscal 2000 was $37.8 million higher than the $45.9 million generated from the first three months of fiscal 1999. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, increased receipt against advances for wafer purchases, and increases in accounts payable, accrued liabilities and income tax payable.

Cash flows used for investing activities during the three months ended July 3, 1999 included net investment purchases of $25.9 million and $9.9 million for property, plant and equipment. During the first three months of fiscal 1999, investing activities included net short-term investment purchases of $32.2 million and $7.8 million of property, plant and equipment acquisitions.

Net cash flows provided by financing activities were $9.3 million in the first three months of fiscal 2000 and were attributable to $13.1 million in proceeds from the issuance of common stock under employee stock plans and $1.5 million in proceeds from sales of put warrants, offset by acquisition of treasury stock during the quarter of $5.3 million. For the comparable fiscal 1999 period, cash used in financing activities included $53.7 million in acquisition of treasury stock offset by $15.1 million of proceeds from employee stock plans.

Stockholders' equity increased by $57.7 million during the first three months of fiscal 2000, principally as a result of the $51.6 million in net income for the three months ended July 3, 1999. In addition, the proceeds from the issuance of common stock under employee stock plans of $13.1 million, related tax benefits from stock options of $10.1 million, and $1.5 million in proceeds from sales of put warrants contributed to the increase, which were partially offset by the transfer of $13.5 million from equity to put warrants, and $5.3 million in acquisition of treasury stock.

The Company has available credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for the Company's wholly owned Irish subsidiary. At July 3, 1999, no borrowings were outstanding under the lines of credit.

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

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Southeast Asia and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers' ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on a global economy. Any instability in worldwide economic environments could lead to a contraction of capital spending. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the import or export of our products in the future or what effect, if any, such actions would have on our financial condition and results of operations.

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

We could also face competition from our licensees. Under a license from us, Lucent Technologies is manufacturing and marketing our non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko Epson has rights to manufacture our products and market them in Japan and Europe, but is not currently doing so. Advanced Micro Devices is licensed to use certain of our patents to manufacture and market products.

INTELLECTUAL  PROPERTY

We rely upon patent, trademark, trade secret and copyright law to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations. See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of litigation between Xilinx and Altera Corporation.

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

We have performed a thorough review of our internal use software and hardware applications and software products in order to identify those applications and products that are not Year 2000 compliant. Currently, our Year 2000 efforts have been focused on final Year 2000 integrated verification for the software and hardware applications identified in the review in addition to those newly implemented or enhanced. We are also placing additional emphasis on finalizing the assessment of our outside suppliers and other critical business partners. We believe that our internal computer system implementation or enhancement efforts principally conducted to improve competitive and operating efficiencies, as described above, have also addressed some of our internal Year 2000 compliance issues. Additional internal information systems are also currently being upgraded and are expected to be completed by the end of this calendar year, although we cannot assure these upgrades will be completed as scheduled. Electronic data interchange modifications have been completed that are intended to ensure all dates are handled properly, although we cannot assure that all dates will be handled properly. With regard to all information technology hardware, including desktops, servers, networking and telecom equipment, we have completed our assessments and nearly all of the necessary upgrades. The remaining upgrades are expected to be completed by the second quarter of fiscal 2000, although we cannot assure these upgrades will be completed as scheduled.

We believe that our software releases beginning with version M1.5i and including version M2.1i which we started shipping in July 1999, are Year 2000 compliant, although we cannot assure that they are Year 2000 compliant. However, some of our customers are running product versions that are not Year 2000 compliant. We have been encouraging such customers to migrate to the current product version.

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

EURO  CURRENCY

Beginning in 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. We are continuing to assess the Euro's impact on our business. We are reviewing the ability of our accounting and information systems to handle the conversion, the ability of foreign banks to report on dual currencies, the legal and contractual implications of agreements, as well as reviewing our pricing strategies. We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations. However, we cannot assure that we will be able to successfully modify all systems and contracts to comply with Euro requirements.

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




Date    August 11,  1999                 /s/  Kris  Chellam
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