Form 10-Q
period 1999-10-02
XILINX INC
filed 1999-11-09
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999 or
                                                            ---------------
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

                                YES  [ X  ]        NO  [    ]



 Class                                Shares Outstanding at November 2, 1999
 -----                                --------------------------------------
 Common Stock, $.01 par value         159,426,000


PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements


                                             XILINX, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                              Three Months Ended   Six Months Ended
(in thousands, except per share amounts)                      Oct. 2,    Oct. 3,   Oct. 2,    Oct. 3,
                                                                1999      1998       1999      1998
                                                              --------  ---------  --------  ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .  $238,762  $156,515   $450,165  $306,040

Costs and expenses:
     Cost of revenues. . . . . . . . . . . . . . . . . . . .    90,205    58,836    169,963   115,056
     Research and development. . . . . . . . . . . . . . . .    29,345    22,560     55,354    43,363
     Sales, general and administrative . . . . . . . . . . .    43,902    32,447     83,441    63,881
     Write-off of in-process research and development. . . .     4,560         -      4,560         -
                                                              --------  ---------  --------  ---------

          Operating costs and expenses . . . . . . . . . . .   168,012   113,843    313,318   222,300
                                                              --------  ---------  --------  ---------

Operating income . . . . . . . . . . . . . . . . . . . . . .    70,750    42,672    136,847    83,740

Interest income and other, net . . . . . . . . . . . . . . .     6,320     1,164     11,999     1,580
                                                              --------  ---------  --------  ---------

Income before provision for taxes on income, equity
    in joint venture and cumulative effect of change
    in accounting principle. . . . . . . . . . . . . . . . .    77,070    43,836    148,846    85,320

Provision for taxes on income. . . . . . . . . . . . . . . .    22,350    13,589     43,165    26,449
                                                              --------  ---------  --------  ---------

Income before equity in joint venture and cumulative
    effect of change in accounting principle . . . . . . . .    54,720    30,247    105,681    58,871

Equity in income (loss) of joint venture . . . . . . . . . .     1,254    (2,381)     1,908    (4,994)
                                                              --------  ---------  --------  ---------

Income before cumulative effect of change in . . . . . . . .    55,974    27,866    107,589    53,877
    accounting principle

Cumulative effect of change in accounting principle. . . . .         -         -          -   (26,646)
                                                              --------  ---------  --------  ---------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 55,974  $ 27,866   $107,589  $ 27,231
                                                              ========  =========  ========  =========

Net income per share:
     Basic
        Income before cumulative effect of change in
             accounting principle. . . . . . . . . . . . . .  $   0.35  $   0.19   $   0.68  $   0.37
        Cumulative effect of change in accounting principle.         -         -          -     (0.18)
                                                              --------  ---------  --------  ---------
        Basic net income per share . . . . . . . . . . . . .  $   0.35  $   0.19   $   0.68  $   0.19
                                                              ========  =========  ========  =========
     Diluted
        Income before cumulative effect of change in
             accounting principle. . . . . . . . . . . . . .  $   0.33  $   0.19   $   0.63  $   0.36
        Cumulative effect of change in accounting principle.         -         -          -     (0.18)
                                                              --------  ---------  --------  ---------
        Diluted net income per share . . . . . . . . . . . .  $   0.33  $   0.19   $   0.63  $   0.18
                                                              ========  =========  ========  =========

Shares used in per share calculations:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . .   158,767   143,823    157,850   144,755
                                                              ========  =========  ========  =========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . .   171,503   149,761    170,110   151,719
                                                              ========  =========  ========  =========

(See accompanying Notes to Condensed Consolidated Financial Statements.)




                                  XILINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(in thousands)                                         Oct. 2,      April 3,
                                                         1999         1999
                                                     ------------  -----------
                                                      (Unaudited)       (1)
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . .  $    75,904   $   53,584
    Short-term investments. . . . . . . . . . . . .      352,343      348,888
    Accounts receivable, net. . . . . . . . . . . .       94,809       73,409
    Inventories . . . . . . . . . . . . . . . . . .       82,909       52,036
    Advances for wafer purchases. . . . . . . . . .       55,649       59,450
    Deferred income taxes and other current assets.      119,853       70,342
                                                     ------------  -----------

Total current assets. . . . . . . . . . . . . . . .      781,467      657,709

Property, plant and equipment, at cost. . . . . . .      244,841      187,482
Accumulated depreciation and amortization . . . . .      (99,697)     (85,777)
                                                     ------------  -----------
    Net property, plant and equipment . . . . . . .      145,144      101,705

Long-term investments . . . . . . . . . . . . . . .      173,517       94,002
Restricted investments. . . . . . . . . . . . . . .       34,358       34,358
Investment in joint venture . . . . . . . . . . . .       97,960       91,057
Advances for wafer purchases. . . . . . . . . . . .        4,600       36,694
Developed technology and other assets, net. . . . .       40,598       54,723
                                                     ------------  -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $ 1,277,644   $1,070,248
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . .  $    32,040   $   23,326
    Accrued payroll and other accrued liabilities .       36,907       32,164
    Income tax payable. . . . . . . . . . . . . . .       33,869       25,998
    Deferred income on shipments to distributors. .       87,637       85,709
                                                     ------------  -----------

Total current liabilities . . . . . . . . . . . . .      190,453      167,197

Deferred tax liabilities. . . . . . . . . . . . . .       22,796       23,733
Put warrants. . . . . . . . . . . . . . . . . . . .       46,320            -

Stockholders' equity:
    Preferred stock, $.01 par value . . . . . . . .            -            -
    Common stock, $.01  par value . . . . . . . . .        1,592        1,562
    Additional paid-in capital. . . . . . . . . . .      316,035      293,231
    Retained earnings . . . . . . . . . . . . . . .      714,649      607,060
    Treasury stock, at cost . . . . . . . . . . . .            -       (5,112)
    Accumulated other comprehensive income. . . . .      (14,201)     (17,423)
                                                     ------------  -----------

Total stockholders' equity. . . . . . . . . . . . .    1,018,075      879,318
                                                     ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . .  $ 1,277,644   $1,070,248
                                                     ============  ===========

(1) Derived from audited financial statements.

   (See accompanying Notes to Condensed Consolidated Financial Statements.)





                                                     XILINX, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                                 Six Months Ended
(in thousands)                                                                                 Oct. 2,      Oct. 3,
                                                                                                 1999         1998
                                                                                             ------------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   107,589   $  27,231
    Adjustments to reconcile net income to net cash provided by operating activities:
               Cumulative effect of change in accounting principle. . . . . . . . . . . . .            -      26,646
               Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       18,473      15,186
               Write-off of in-process research and development . . . . . . . . . . . . . .        4,560           -
               Undistributed (earnings) / losses of joint venture . . . . . . . . . . . . .       (1,908)      4,994
               Changes in assets and liabilities:
                       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (21,400)    (13,159)
                       Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,900      26,267
                       Other prepaid assets . . . . . . . . . . . . . . . . . . . . . . . .      (31,204)     (4,001)
                       Deferred income taxes and other assets . . . . . . . . . . . . . . .      (13,277)       (441)
                       Accounts payable, accrued liabilities and income taxes payable . . .       47,816      13,556
                       Deferred income on shipments to distributors . . . . . . . . . . . .        1,928       8,503
                                                                                             ------------  ----------
                               Total adjustments. . . . . . . . . . . . . . . . . . . . . .       13,888      77,551
                                                                                             ------------  ----------
                                    Net cash provided by operating activities . . . . . . .      121,477     104,782

Cash flows from investing activities:
    Purchases of available-for-sale investments . . . . . . . . . . . . . . . . . . . . . .   (1,293,289)   (405,320)
    Proceeds from sale or maturity of available-for-sale investments. . . . . . . . . . . .    1,208,627     312,436
    Purchases of restricted held-to-maturity investments. . . . . . . . . . . . . . . . . .            -     (36,228)
    Proceeds from maturity of restricted held-to-maturity investments . . . . . . . . . . .            -      36,145
    Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (30,021)    (17,287)
    Investment in joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      (5,448)
    Acquisition of the CPLD business from Phillips. . . . . . . . . . . . . . . . . . . . .      (22,750)          -
                                                                                             ------------  ----------
                                     Net cash used in investing activities. . . . . . . . .     (137,433)   (115,702)

Cash flows from financing activities:
    Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,289)   (105,426)
    Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .       38,517      19,379
    Proceeds from sales of put warrants . . . . . . . . . . . . . . . . . . . . . . . . . .        5,048           -
                                                                                             ------------  ----------
                                     Net cash provided by / (used in) financing activities.       38,276     (86,047)
                                                                                             ------------  ----------
Net increase / (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . .       22,320     (96,967)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . . .       53,584     166,861
                                                                                             ------------  ----------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $    75,904   $  69,894
                                                                                             ============  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,990   $   7,925
    Issuance of treasury stock under employee stock plans . . . . . . . . . . . . . . . . .       10,400      47,026

Supplemental disclosures of cash flow information:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5       6,466
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,164   $  15,233

                       (See accompanying Notes to Condensed Consolidated Financial Statements.)




                                  XILINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended April 3, 1999. The balance sheet at April 3, 1999 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period and six-month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending April 1, 2000. The three-month and six-month periods ended October 2, 1999 consisted of thirteen and twenty-six weeks, respectively. The three-month and six-month periods ended October 3, 1998 consisted of fourteen and twenty-seven weeks, respectively.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at October 2, 1999 and April 3, 1999 are as follows:


(in thousands)                      Oct. 2,    April 3,
                                      1999      1999
                                    --------  ---------
                  Raw materials. .  $  7,258  $   5,139
                  Work-in-process.    49,846     27,824
                  Finished goods .    25,805     19,073
                                    --------  ---------
                                    $ 82,909  $  52,036
                                    ========  =========


3. The computation of basic net income per share for all years presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 12.7 million and 12.3 million incremental common shares attributable to outstanding options for the second quarter and first six months of fiscal year 2000, respectively, as compared to
5.9 million and 7.0 million in the comparable fiscal 1999 periods, respectively.

Outstanding options to purchase approximately 0.3 million and 0.2 million shares for the second quarter and first six months of fiscal year 2000, respectively, and 11.6 million and 8.8 million shares in the comparable fiscal 1999 periods, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect. In addition, the put warrants disclosed in Note 7 did not have any impact on basic or diluted net income per share in the three and six months ended October 2, 1999 as their inclusion would have had an anti-dilutive effect.

4. The components of comprehensive income for the three and six month periods ended October 2, 1999 and October 3, 1998 are as follows:


                                                Three months ended     Six months ended
(in thousands)                                   Oct. 2,    Oct. 3,    Oct. 2,    Oct. 3,
                                                  1999       1998       1999       1998
                                                ---------  --------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . .  $ 55,974   $ 27,866   $107,589   $ 27,231
Cumulative translation adjustment. . . . . . .     3,346     (2,360)     4,237     (4,495)
Unrealized (loss) /gain on available for sale
     Securities, net of tax. . . . . . . . . .      (215)       102     (1,015)        20
                                                ---------  ---------  ---------  ---------
Comprehensive income . . . . . . . . . . . . .  $ 59,105   $ 25,608   $110,811   $ 22,756
                                                =========  =========  =========  =========


The components of accumulated other comprehensive income (loss) at October 2, 1999 and April 3, 1999 are as follows:



(in thousands)                                    Oct. 2,    April 3,
                                                   1999        1999
                                                 ---------  ----------
Cumulative translation adjustment . . . . . . .  $(13,418)  $ (17,655)
Unrealized (loss) / gain on available for sale
    Securities, net of tax. . . . . . . . . . .      (783)        232
                                                 ---------  ----------
Accumulated other comprehensive income (loss) .  $(14,201)  $ (17,423)
                                                 =========  ==========


5. We are currently involved in litigation with Altera Corporation and other parties (see Part II, Item 1, Legal Proceedings). Due to the uncertain nature of the various legal proceedings and because the lawsuits are still in the pre-discovery or pre-trial stage, the ultimate outcome of these matters cannot be determined at this time.

6. Xilinx, United Microelectronics Corporation (UMC) and other parties have entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). We have a 20% equity ownership in USIC and have the right to receive up to 31.25% of the wafer capacity from this facility. We are accounting for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity.

In June 1999, we were informed by UMC Group that our equity position in USIC will be converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. The transaction is expected to be completed during fiscal 2000, and we cannot currently predict the value or liquidity of the UMC shares we will obtain following the merger, if consummated.

7. Our Board of Directors approved stock repurchase programs that allow us to repurchase shares of our common stock. During the first six months of fiscal 2000, we repurchased 124,000 shares of common stock under our authorized repurchase program at a cost of $5.3 million. In conjunction with the stock repurchase program, during the six months ended October 2, 1999, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price, ranging from $52 to $68 per share. The outstanding put warrants will expire at various dates through March 2000.

The put warrants have been classified separately on the balance sheet to reflect our maximum potential obligation of $46.3 million to buy back 750,000 shares of Common Stock as of October 2, 1999. During October 1999, 250,000 shares of put warrants expired unexercised.

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities", which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. We are required to adopt by fiscal 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on our consolidated results of operations or financial position. FASB 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

9. We completed the acquisition of Philips Seminconductors' line of low-power complex programmable logic devices (CPLDs) on August 2, 1999. The total cost, including acquisition related fees, was approximately $22.8 million. The purchase price allocation based on an independent appraisal resulted in a $4.6 million charge to research and development in the second quarter. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and does not have alternative future uses.

10. On October 18, 1999, our Board of Directors approved a 2 for 1 split of our Common Stock, which will be effected in the form of a 100% stock dividend. The stock split is subject to the approval of Xilinx shareholders, who must approve an amendment to the Company's articles of incorporation to increase our authorized common stock. Subject to such approval, shareholders of record as of December 17, 1999 would receive one additional share of Common Stock for every share held, to be distributed on December 27, 1999. Shares, per share amounts, common stock at par value, and additional paid-in capital have not been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

RESULTS  OF  OPERATIONS:  SECOND  QUARTER  AND  FIRST  SIX MONTHS OF FISCAL 2000
--------------------------------------------------------------------------------
COMPARED  TO  THE  SECOND  QUARTER  AND  FIRST  SIX  MONTHS  OF  FISCAL  1999
-----------------------------------------------------------------------------

NET REVENUES

Net revenues of $238.8 million in the second quarter of fiscal 2000 represented a 52.5% increase from the comparable prior year quarter of $156.5 million.
Revenues for the first six months of fiscal 2000 were $450.2 million, a 47.1% increase from the prior year comparable period. Product lines that experienced significant growth include the XC4000XL, XC4000XLA, XC9500, Spartan, and Virtex families. The increase was partially offset by decreased revenues relating to our mature XC4000, XC3000 and XC2000 families.

We currently classify our product offerings into four categories. Base products consist of our mature product families that are currently manufactured on technologies of 0.6 micron and larger; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on
0.35 and 0.5 micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan and CoolRunner product lines. Advanced products include our newest technologies manufactured on 0.25 micron and smaller, which include the XC4000XV, XC4000XLA, Spartan XL and Virtex product lines. Our Support products make up the remainder of our product offerings and include serial proms, HardWire, and software. Revenues of Advanced products increased to $60.5 million and $98.0 million in the second quarter and first six months of fiscal 2000, from $1.0 million and $1.1 million in the prior year comparable periods. The increases are due to the introduction and strong market acceptance of XC4000XLA, Spartan XL and Virtex products. During the same three- and six-month periods, revenues of Mainstream products increased to $128.6 million and $250.4 million from $99.5 million and $189.3 million in the prior year periods. This is attributable mainly to growth in the XC4000XL, Spartan, and XC9500, along with the acquisition of CoolRunner and introduction of XC9500XL. Revenues of Base products decreased to $29.5 million and $61.2 million from $35.7 million and $77.2 million from prior year periods. The XC3000 and XC4000 products experienced decreases as customers migrated to newer product offerings. Revenues of Support products remain relatively flat at $20.2 million and $40.6 million in the fiscal 2000 three- and six-month periods compared to $20.3 million and $38.4 million in the respective fiscal 1999 periods. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future.

The recent earthquakes in Taiwan did not impact the financial results in the second quarter of fiscal 2000 and we expect little impact on our financial results for the third fiscal quarter.

International revenues represented approximately 32.2%, and 31.5% of total revenues in the second quarter and first six months of fiscal 2000 as compared to 31.4%, and 33.7% in the prior year periods. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World. Revenues from Europe increased to $48.2 million and $87.8 million during the second quarter and first six months of fiscal 2000, compared to $33.0 million and $68.4 million in the prior year periods. Japan increased to $15.4 million and $30.0 million during the second quarter and first six months of fiscal 2000, compared to $10.0 million and $22.8 million in the prior year periods. Asia Pacific/Rest of World increased to $13.3 million and $24.2 million during the second quarter and first six months of fiscal 2000, compared to $6.1 million and $12.0 million in the prior year periods. The European revenue increases are due to several customer programs commencing production. The revenue increases in Japan are the result of the stronger Japanese economy and a weaker dollar. Asia Pacific/Rest of World experienced significant increases in revenue as a result of economic recovery in those regions following the economic downturn a year ago.

GROSS  MARGIN

Gross margin was $148.6 million and $280.2 million for the second quarter and first six months of fiscal 2000, respectively, or 62.2% of revenues for both periods. Gross margin for the comparable periods of fiscal 1999 were $97.7 million and $191.0 million, respectively, or 62.4% of revenues for both periods. Gross margin remained relatively flat as we continue to benefit from cost improvements, manufacturing process technology advances and improved yields that offset selling price reductions. We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the market for our products. Management believes that gross margin objectives of approximately 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $29.3 million for the second quarter and $55.4 million for the first six months of fiscal 2000, or 12.3% of revenues for both periods. Research and development expenditures for the comparable periods in the prior year were $22.6 million and $43.4 million, or 14.4% and 14.2% of revenues, respectively. Although total expenditures on research and development increased significantly, they decreased as a percent of revenue because of strong revenue growth. The 27.7% increase in expenditures over the prior year's six month period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, software development, increased labor-related costs, and testing of new products, along with increased costs associated with the acquisition of the CPLD business from Philips Semiconductors . We remain committed to a significant level of research and development effort in order to continue to maintain our technology leadership in the programmable logic marketplace.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses were $43.9 million, or 18.4% of revenues and $83.4 million or 18.5% of revenues for the second quarter and first six months of fiscal 2000, respectively. They were $32.4 million, or 20.7% of revenues and $63.9 million or 20.9% of revenues in the comparable prior year periods. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth. The increases in sales, general and administrative expenses were primarily attributable to increased marketing expenses for new product introductions, increased sales costs on higher revenues along with increased personnel and facilities expenses. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may significantly increase the level of sales, general and administrative expenses in the future.

INTEREST  AND  OTHER,  NET

Interest and other income, net increased to $6.3 million in the second quarter of fiscal 2000 from $1.2 million in the prior year second quarter, and increased to $12.0 million in the first six months of fiscal 2000 from $1.6 million in the prior year's comparable period. The increases were primarily due to the decrease in interest expense related to the convertible notes which were redeemed in the fourth quarter of fiscal 1999. In addition, average cash and investment balances have increased in both the second quarter and the first six months of fiscal 2000 as compared to the prior year periods resulting in increased interest income of $1.7 million and $3.1 million over the respective prior year periods. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

We recorded a tax provision of $22.4 million and $43.2 million for the second quarter and first six months of fiscal 2000, representing effective tax rates of 29.0% for both periods. We recorded a provision of $13.6 million and $26.4 million for the second quarter and first six months of fiscal 1999, representing effective tax rates of 31.0% for both periods. The lower tax rate in fiscal 2000 is primarily due to increased profits in foreign jurisdictions where the tax rate is lower than the U.S. rate.

JOINT  VENTURE  EQUITY  INCOME

We record our proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). We recorded $1.3 million and $1.9 million equity in income of joint venture for the second quarter and the first six months of fiscal 2000, respectively, as compared to $2.4 million and $5.0 million equity in net losses of joint venture in the prior year periods, respectively. The fiscal 1999 equity in net losses of joint venture were a result of the early stage in the production ramp of the wafer fabrication facility. The fiscal 2000 net gains were recorded as USIC began to have volume wafer production and shipments.

HEDGING

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. In fiscal 2000, we have also begun to share the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. No currency forward contracts were outstanding as of October 2, 1999.

INFLATION

To date, the effects of inflation upon our financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

Our financial condition at October 2, 1999 remained strong. Total current assets exceeded total current liabilities by 4.1 times, compared to 3.9 times at April 3, 1999. We have used a combination of equity and debt financing and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

We continued to generate positive cash flows from operations during the first six months of fiscal 2000. As of October 2, 1999, we had cash, cash equivalents and short-term investments of $428.2 million and working capital of $591.0 million. Cash generated by operations of $121.5 million for the first six months of fiscal 2000 was $16.7 million higher than the $104.8 million generated from the first six months of fiscal 1999. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, and increases in accounts payable, accrued liabilities and income taxes payable, which were partially offset by increases in accounts receivable and prepaids related to a building deposit.

Cash flows used for investing activities during the six months ended October 2, 1999 included net investment purchases of $84.7 million, $30.0 million for property, plant and equipment and $22.8 million for assets purchased from Philips' CPLD business. During the first six months of fiscal 1999, investing activities included net short-term investment purchases of $92.9 million, $17.3 million of property, plant and equipment acquisitions and an additional $5.4 million equity investment in the USIC joint venture.

Net cash flows provided by financing activities were $38.3 million in the first six months of fiscal 2000 and were attributable to $38.5 million in proceeds from the issuance of common stock under employee stock plans and $5.0 million in proceeds from sales of put warrants, offset by acquisition of treasury stock of $5.3 million. For the comparable fiscal 1999 period, cash used in financing activities included $105.4 million in acquisition of treasury stock partially offset by $19.4 million of proceeds from employee stock plans.

Stockholders' equity increased by $138.8 million during the first six months of fiscal 2000, principally as a result of the $107.6 million in net income for the six months ended October 2, 1999. In addition, the proceeds from the issuance of common stock under employee stock plans of $38.5 million, related tax benefits from stock options of $36.0 million, and $5.0 million in proceeds from sales of put warrants contributed to the increase, which were partially offset by the transfer of $46.3 million from equity to put warrants, and $5.3 million in acquisition of treasury stock.

We have available credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our wholly owned Irish subsidiary. At October 2, 1999, no borrowings were outstanding under the lines of credit.

We anticipate that existing sources of liquidity and cash flow from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities to obtain additional wafer capacity, procure additional capital equipment and facilities, develop new products, and acquire businesses, products or technologies that would complement our businesses and may use available cash or other sources of funding for such purposes.

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

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

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products in a given quarter. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and less dynamic industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

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

Our joint venture in Taiwan and many of our operations in California are centered in areas that have been seismically active, as demonstrated by the recent earthquakes in Taiwan. Those earthquakes disrupted manufacturing activities at our joint venture for approximately 10 days. We expect little impact on next quarter's financial results because we increased our wafer starts earlier due to tightening foundry capacity and Year 2000 inventory planning. Should there be a major earthquake in our operating locations in the future, our operations may again be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

We do not manufacture the wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko Epson Corporation (Seiko Epson), with recent wafers also manufactured by USIC. We have depended upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot assure that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes (such as the substantial earthquakes that occurred in Taiwan on September 21, 1999 and October 22, 1999), as well as disruptions to access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Our growth will depend in large part upon our ability to obtain additional wafer fabrication capacity and assembly services from suppliers that are cost competitive. We consider various alternatives in order to secure additional wafer capacity. These alternatives include, without limitation, equity investments in, or loans, deposits, or other financial commitments to independent wafer manufacturers. We also consider the use of contracts which commit us to purchase specified quantities of wafers over extended periods. We are currently able to obtain wafers from existing suppliers in a timely manner. However, at times we have been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services to satisfy customer delivery dates, as well as our ability to process products for shipment. In addition, a significant increase in general industry demand or any interruption of supply could reduce our supply of wafers or increase our cost of such wafers. These events could have a material adverse affect on our financial condition and results of operations.

DEPENDENCE  ON  NEW  PRODUCTS

Our future success depends in a large part on our ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

 -    timely  completion  of  new  product  designs;
 -    our  ability  to  utilize  advanced  manufacturing  process  technologies;
 -    achieving  acceptable  yields;
 -    the  availability  of  supporting  software  design  tools;
 -    utilization  of  predefined  cores  of  logic;
 -    market  acceptance;  and
 -    successful  deployment  of  systems  by  our  customers.

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

COMPETITION

Our FPGAs and CPLDs compete in the logic industry, with a substantial majority of our revenues derived from our FPGA product families. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence and continuous price erosion. We expect increased competition, both from existing competitors and from a number of new companies that may enter our market segment. We believe that important competitive factors in the programmable logic business include:

 -    product  pricing;
 -    product  performance,  reliability  and  density;
 -    the  adaptability  of  products  to  specific  applications;
 -    ease  of  use  and  functionality  of  software  design  tools;
 -    functionality  of  predefined  cores  of  logic;  and
 -    the  ability  to  provide  timely  customer  service  and  support.

Our strategy for expansion in the programmable logic industry includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. In addition, we would anticipate continued price reductions proportionate with our ability to lower the cost of manufacture for established products. However, we cannot assure that we will be successful in achieving these strategies. Our major sources of competition are comprised of several elements:

 - the manufacturers of ASIC devices, including custom CMOS gate arrays and standard cells;
 - providers of high density programmable logic products characterized by FPGA-type architectures;
 -    providers  of  high  speed,  low  density  CPLD  devices;  and
 - other providers of new or emerging programmable logic products and processors.

We compete with custom gate array manufacturers on the basis of lower design costs, shorter development schedules, reduced inventory risks and field upgradability. The CMOS gate array market has been declining, and gate arrays are being replaced by other logic options. The primary attributes of custom gate arrays are high density, high speed and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current custom gate array production costs (in high volumes) and PLD production costs. We compete with high density programmable logic suppliers on the basis of performance, the ability to deliver complete solutions to customers, voltage and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market and system level capabilities. Competition among CPLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility and the ability to deliver complete solutions to customers. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors. Competition is based primarily on density, speed, design, price or software utility. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the programmable logic industry.

Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter this market segment. Some of our competitors may possess innovative technology, which could prove superior to our technology in certain applications. In addition, we anticipate potential competition from suppliers of logic products based on new technologies. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. This additional competition could adversely affect our financial condition and results of operations.

We could also face competition from our licensees. Under a license from us, Lucent Technologies is manufacturing and marketing our non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko Epson has rights to manufacture our products and market them in Japan and Europe, but is not currently doing so. Lattice Semiconductor is licensed to use certain of our patents to manufacture and market products.

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

We have performed a thorough review of our internal use software and hardware applications and software products in order to identify those applications and products that are not Year 2000 compliant. Currently, our Year 2000 efforts have been focused on final Year 2000 integrated verification for the software and hardware applications identified in the review in addition to those newly implemented or enhanced. We are also placing additional emphasis on finalizing the assessment of our outside suppliers and other critical business partners. We believe that our internal computer system implementation or enhancement efforts principally conducted to improve competitive and operating efficiencies, as described above, have also addressed some of our internal Year 2000 compliance issues. We recently applied final patches to internal information systems, and believe that after applying these patches, these systems are now Year 2000 compliant, although we cannot assure that they are. Electronic data interchange modifications that are intended to ensure all dates are handled properly have been completed, although we cannot assure that all dates will be handled properly. We have completed the necessary upgrades with regard to all information technology hardware, including desktops, servers, networking and telecom equipment.

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

The costs directed solely towards Year 2000 compliance are not incremental to us, but rather represent a reallocation of existing resources. To date, we have incurred less than $1.5 million on efforts directed solely towards Year 2000 compliance and expect to incur a total of no more than $2.0 million when the process is completed, although we cannot assure that this will be the case. The costs of addressing potential problems are not currently expected to have a material adverse impact on our financial position, results of operations or cash flows in future periods. If, however, we, our customers or vendors are unable to resolve such processing issues on a timely, cost-effective basis, our financial condition and results of operations could be adversely affected.

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

We cannot assure that we will be able to successfully modify all systems and products to comply with Year 2000 requirements, which could have a material adverse effect on our financial condition and results of operations. If we were to discontinue our Year 2000 preparedness at this time, we would not be able to ensure that all internal networks and desktops would be operational, nor would we be able to ensure that third party vendors would be able to meet our inventory demands or send information electronically. In addition, disruptions to the economy generally resulting from the Year 2000 issues could also materially adversely impact us. We could be subject to litigation for computer system failures such as equipment shutdowns or failure to properly date business records. At this time, we cannot reasonably estimate the amount of potential liability and lost revenue.

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

Item  3.   Quantitative  and  Qualitative  Disclosures  about Market Risk

INTEREST  RATE  RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, certificates of deposit, and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in interest rates would not materially affect the fair value of our available-for-sale securities.

FOREIGN  CURRENCY  RISK

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.0% adverse impact on revenue for the six months ended in fiscal years 2000 and 1999.

We have several subsidiaries and an equity investment in the USIC joint venture whose financial statements are recorded in currencies other than the U.S. dollar. As these foreign currency financial statements are translated at each month end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. If permanent changes occur in exchange rates after an investment is made, the investment's value will increase or decrease accordingly. These fluctuations are recorded as a component of stockholders' equity as a component of accumulated other comprehensive income. To date, the USIC joint venture has recorded $13.6 million in cumulative translation adjustments, as the New Taiwan dollar has decreased in value against the U.S. dollar. Also, as our subsidiaries and the USIC joint venture maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.

PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against Xilinx in the Federal District Court in Delaware, alleging that our XC5200 family infringes an Altera patent. We answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of our patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. On October 4, 1999, the Court ruled on all but two of the motions. As a result of those rulings, one of Altera's patents allegedly infringed by Xilinx was declared invalid, and claims based on that patent were dismissed. On October 20, 1999, the Court found that a second Altera patent was not infringed by Xilinx and dismissed all claims based on that patent. As a result of these rulings, Altera is left with one patent allegedly infringed by Xilinx. Our Motion for Summary Judgment on that patent remains pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement of three Company patents by Altera.

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against Xilinx in Superior Court in Santa Clara County, California, arising out of our efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims Xilinx engages in unfair business practices and interference with contractual relations. On September 10, 1998 we filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against Xilinx for malicious prosecution of civil action and defamation. On September 15, 1999, the Court dismissed all of our claims against Altera and Mr. Ward, finding that we were unable to show any damages we suffered as a result of Mr. Ward's move to Altera. Claims against Xilinx are still pending.

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

There is no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 6, 1999.

     (1)          Election  of  directors
                                               Votes  For     Votes  Against
                                               ----------     --------------

               Bernard  V.  Vonderschmitt     138,390,430       398,712
               Willem  P.  Roelandts          138,504,206       284,936
               John  L.  Doyle                138,488,985       300,157
               Philip  T.  Gianos             138,509,346       279,796
               William  Howard                138,498,743       290,399
               Frank  S.  Sanda               135,769,144     3,019,998


(2) To ratify and approve an amendment to the Company's 1997 Stock Option Plan to provide for an automatic annual increase in the number of shares available for issuance under the 1997 Stock Plan beginning in 2000 and continuing through 2004.

               For            Against        Abstain     No  Vote
               ---            -------        -------     --------
               73,041,669     49,923,313     190,461     15,633,699


     (3) To ratify and approve an amendment to the Company's 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares.


               For            Against        Abstain     No  Vote
               ---            -------        -------     --------
               117,745,064    6,040,885      183,278     14,819,915


     (4) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended April 1, 2000.


               For             Against      Abstain      No  Vote
               ---             -------      -------      --------
               138,619,173     45,567       124,402      0



Item  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)    Exhibits                None
             (b)    Reports on Form 8-K     None


Items  2,  3  and  5  are  not  applicable  and  have  been  omitted.




                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         XILINX,  INC.
                                         -------------





Date   November  8,  1999                /s/  Kris  Chellam
-------------------------                ---------------------
                                         Kris  Chellam
                                         Senior Vice President of Finance and
                                         Chief Financial Officer
                                         (as principal accounting and financial
                                         officer and on behalf of Registrant)