Form 10-Q
period 2000-01-01
XILINX INC
filed 2000-02-04
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 2000 or
                                                            ---------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.


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
                                  YES  [ X ]        NO  [    ]



Class                              Shares Outstanding at February 1, 2000
-----                              ---------------------------------------
Common Stock, $.01 par value       321,293,000





PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements


                                             XILINX, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                              Three Months Ended   Nine Months Ended
(in thousands, except per share amounts)                      Jan. 1,    Jan. 2    Jan. 1,    Jan. 2
                                                                2000      1999       2000      1999
                                                              --------  ---------  --------  ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .  $264,259  $171,633   $714,424  $477,673

Costs and expenses:
     Cost of revenues. . . . . . . . . . . . . . . . . . . .    99,576    67,116    269,539   182,172
     Research and development. . . . . . . . . . . . . . . .    31,590    23,036     86,944    66,399
     Sales, general and administrative . . . . . . . . . . .    47,950    33,858    131,391    97,739
     Write-off of in-process research and development. . . .         -         -      4,560         -
                                                              --------  ---------  --------  ---------

          Operating costs and expenses . . . . . . . . . . .   179,116   124,010    492,434   346,310
                                                              --------  ---------  --------  ---------

Operating income . . . . . . . . . . . . . . . . . . . . . .    85,143    47,623    221,990   131,363

Interest income and other, net . . . . . . . . . . . . . . .     7,254     1,853     19,253     3,433
                                                              --------  ---------  --------  ---------

Income before provision for taxes on income, equity
    in joint venture and cumulative effect of change
    in accounting principle. . . . . . . . . . . . . . . . .    92,397    49,476    241,243   134,796

Provision for taxes on income. . . . . . . . . . . . . . . .    26,795    12,642     69,960    39,091
                                                              --------  ---------  --------  ---------

Income before equity in joint venture and cumulative
    effect of change in accounting principle . . . . . . . .    65,602    36,834    171,283    95,705

Equity in income (loss) of joint venture . . . . . . . . . .     2,902      (727)     4,810    (5,721)
                                                              --------  ---------  --------  ---------

Income before cumulative effect of change in . . . . . . . .    68,504    36,107    176,093    89,984
    accounting principle

Cumulative effect of change in accounting principle. . . . .         -         -          -   (26,646)
                                                              --------  ---------  --------  ---------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 68,504  $ 36,107   $176,093  $ 63,338
                                                              ========  =========  ========  =========

Net income per share:
     Basic
        Income before cumulative effect of change in
             accounting principle. . . . . . . . . . . . . .  $   0.21  $   0.13   $   0.56  $   0.31
        Cumulative effect of change in accounting principle.         -         -          -     (0.09)
                                                              --------  ---------  --------  ---------
        Basic net income per share . . . . . . . . . . . . .  $   0.21  $   0.13   $   0.56  $   0.22
                                                              ========  =========  ========  =========
     Diluted
        Income before cumulative effect of change in
             accounting principle. . . . . . . . . . . . . .  $   0.20  $   0.12   $   0.52  $   0.30
        Cumulative effect of change in accounting principle.         -         -          -     (0.09)
                                                              --------  ---------  --------  ---------
        Diluted net income per share . . . . . . . . . . . .  $   0.20  $   0.12   $   0.52  $   0.21
                                                              ========  =========  ========  =========

Shares used in per share calculations:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . .   319,891   287,639    315,678   288,886
                                                              ========  =========  ========  =========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . .   346,162   302,325    341,068   303,066
                                                              ========  =========  ========  =========

    (See accompanying Notes to Condensed Consolidated Financial Statements.)


                                  XILINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(in thousands)                                          Jan. 1      April 3,
                                                         2000         1999
                                                     ------------  -----------
                                                      (Unaudited)          (1)
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . .  $    80,548   $   53,584
    Short-term investments. . . . . . . . . . . . .      416,993      348,888
    Accounts receivable, net. . . . . . . . . . . .       96,266       73,409
    Inventories . . . . . . . . . . . . . . . . . .       97,580       52,036
    Advances for wafer purchases. . . . . . . . . .       41,854       59,450
    Deferred income taxes and other current assets.      124,184       70,342
                                                     ------------  -----------

Total current assets. . . . . . . . . . . . . . . .      857,425      657,709

Property, plant and equipment, at cost. . . . . . .      305,421      187,482
Accumulated depreciation and amortization . . . . .     (107,224)     (85,777)
                                                     ------------  -----------
    Net property, plant and equipment . . . . . . .      198,197      101,705

Long-term investments . . . . . . . . . . . . . . .      196,710       94,002
Restricted investments. . . . . . . . . . . . . . .            -       34,358
Investment in joint venture . . . . . . . . . . . .      103,210       91,057
Advances for wafer purchases. . . . . . . . . . . .            -       36,694
Developed technology and other assets, net. . . . .       35,395       54,723
                                                     ------------  -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $ 1,390,937   $1,070,248
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . .  $    43,806   $   23,326
    Accrued payroll and other accrued liabilities .       38,845       32,164
    Income tax payable. . . . . . . . . . . . . . .       17,212       25,998
    Deferred income on shipments to distributors. .       73,047       85,709
                                                     ------------  -----------

Total current liabilities . . . . . . . . . . . . .      172,910      167,197

Deferred tax liabilities. . . . . . . . . . . . . .       23,956       23,733

Stockholders' equity:
    Preferred stock, $.01 par value . . . . . . . .            -            -
    Common stock, $.01  par value . . . . . . . . .        3,206        3,124
    Additional paid-in capital. . . . . . . . . . .      422,153      291,669
    Retained earnings . . . . . . . . . . . . . . .      783,153      607,060
    Treasury stock, at cost . . . . . . . . . . . .            -       (5,112)
    Accumulated other comprehensive income. . . . .      (14,441)     (17,423)
                                                     ------------  -----------

Total stockholders' equity. . . . . . . . . . . . .    1,194,071      879,318
                                                     ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . .  $ 1,390,937   $1,070,248
                                                     ============  ===========

    (See accompanying Notes to Condensed Consolidated Financial Statements.)



                                                     XILINX, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                                Nine Months Ended
(in thousands)                                                                                 Jan. 1,      Jan. 2,
                                                                                                 2000         1999
                                                                                             ------------  ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   176,093   $  63,338
    Adjustments to reconcile net income to net cash provided by operating
       Activities:
               Cumulative effect of change in accounting principle. . . . . . . . . . . . .            -      26,646
               Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       31,221      24,643
               Write-off of in-process research and development . . . . . . . . . . . . . .        4,560           -
               Undistributed (earnings) / losses of joint venture . . . . . . . . . . . . .       (4,810)      5,721
               Changes in assets and liabilities:
                       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (22,857)    (19,823)
                       Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,451      45,545
                       Other prepaid assets . . . . . . . . . . . . . . . . . . . . . . . .      (33,143)     (7,906)
                       Deferred income taxes and other assets . . . . . . . . . . . . . . .      (11,208)        891
                       Accounts payable and accrued liabilities . . . . . . . . . . . . . .       27,161      (5,906)
                       Income tax payable . . . . . . . . . . . . . . . . . . . . . . . . .       55,030      22,577
                       Deferred income on shipments to distributors . . . . . . . . . . . .      (12,662)     10,466
                                                                                             ------------  ----------
                               Total adjustments. . . . . . . . . . . . . . . . . . . . . .       47,743     102,854
                                                                                             ------------  ----------
                                    Net cash provided by operating activities . . . . . . .      223,836     166,192

Cash flows from investing activities:
    Purchases of available-for-sale investments . . . . . . . . . . . . . . . . . . . . . .   (1,757,263)   (671,399)
    Proceeds from sale or maturity of available-for-sale investments. . . . . . . . . . . .    1,584,036     514,906
    Purchases of restricted held-to-maturity investments. . . . . . . . . . . . . . . . . .            -     (36,228)
    Proceeds from maturity of restricted held-to-maturity investments . . . . . . . . . . .       34,359      72,347
    Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (91,523)    (28,405)
    Investment in joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      (5,448)
    Assets purchased from Philips . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (22,750)          -
                                                                                             ------------  ----------
                                     Net cash used in investing activities. . . . . . . . .     (253,141)   (154,227)

Cash flows from financing activities:
    Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,289)   (108,634)
    Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .       51,520      41,491
    Proceeds from sales of put warrants . . . . . . . . . . . . . . . . . . . . . . . . . .       10,038           -
                                                                                             ------------  ----------
                                     Net cash provided by / (used in) financing activities.       56,269     (67,143)
                                                                                             ------------  ----------
Net increase / (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . .       26,964     (55,178)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . . . . .       53,584     166,861
                                                                                             ------------  ----------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $    80,548   $ 111,683
                                                                                             ============  ==========

Schedule of non-cash transactions:
    Tax benefit from stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    79,408   $  14,124
    Issuance of treasury stock under employee stock plans . . . . . . . . . . . . . . . . .       10,400      85,385

Supplemental disclosures of cash flow information:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6      12,991
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,660   $  15,568

                       (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                  XILINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended April 3, 1999. The balance sheet at April 3, 1999 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are in the opinion of management of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period and nine-month period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending April 1, 2000. The three-month and nine-month periods ended January 1, 2000 consisted of thirteen and thirty-nine weeks, respectively. The three-month and nine-month periods ended January 2, 1999 consisted of thirteen and forty weeks, respectively.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at January 1, 2000 and April 3, 1999 are as follows:


(in thousands)                      Jan. 1    April 3,
                                     2000       1999
                                    --------  --------
                  Raw materials. .  $  6,675  $  5,139
                  Work-in-process.    55,953    27,824
                  Finished goods .    34,952    19,073
                                    --------  --------
                                    $ 97,580  $ 52,036
                                    ========  ========


3. In December 1999, we exercised our option to purchase three buildings previously leased at our San Jose corporate facility. The restricted investment of $34.4 million related to certain collateral requirements on the building leases was used to purchase the three buildings.

4. The computation of basic net income per share for all years presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 26.3 million and 25.4 million incremental common shares attributable to outstanding options for the third quarter and first nine months of fiscal year 2000, respectively, as compared to
14.7 million and 14.2 million in the comparable fiscal 1999 periods, respectively.

Outstanding options to purchase approximately 0.2 million and 0.9 million shares for the third quarter and first nine months of fiscal year 2000, respectively, and 3.0 million and 12.8 million shares in the comparable fiscal 1999 periods, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect. In addition, the put warrants disclosed in Note 7 did not have any impact on basic or diluted net income per share in the three and nine months ended January 1, 2000 as their inclusion would have had an anti-dilutive effect.

5. The components of comprehensive income for the three and nine month periods ended January 1, 2000 and January 2, 1999 are as follows:


                                                Three months ended    Nine months ended

(in thousands)                                   Jan. 1,   Jan. 2,    Jan. 1,   Jan. 2,
                                                  2000       1999      2000       1999
                                                ---------  --------  --------   --------
Net income . . . . . . . . . . . . . . . . . .  $ 68,504   $ 36,107  $176,093   $ 63,338
Cumulative translation adjustment. . . . . . .       193      6,221     4,430      1,726
Unrealized (loss) /gain on available for sale
     securities, net of tax. . . . . . . . . .      (433)       139    (1,448)       159
                                                ---------  --------  ---------  --------
Comprehensive income . . . . . . . . . . . . .  $ 68,264   $ 42,467  $179,075   $ 65,223
                                                =========  ========  =========  ========



The components of accumulated other comprehensive income (loss) at January 1, 2000 and April 3, 1999 are as follows:



(in thousands)                                    Jan. 1,    April 3,
                                                   2000        1999
                                                 ---------  ---------
Cumulative translation adjustment . . . . . . .  $(13,225)  $ (17,655)
Unrealized (loss) / gain on available for sale
     securities, net of tax . . . . . . . . . .    (1,216)        232
                                                 ---------  ----------
Accumulated other comprehensive loss. . . . . .  $(14,441)  $ (17,423)
                                                 =========  ==========


6. Xilinx, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). We had a 20% equity ownership in USIC and had the right to receive up to 31.25% of the wafer capacity from this facility. We accounted for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity.

In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We will recognize an approximate $400 million after-tax gain in our fiscal fourth quarter ending April 1, 2000, as a result of the merger of United Silicon Inc. (USIC) with United Microelectronics Corporation (UMC). The gain, to be reported as other income, represents the appreciation of our investment in USIC. As a result of this merger, we will own approximately 222 million UMC shares, which represents 2% of the combined UMC Group. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain one-half of our UMC shares.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, we will be subject to a certain holding period during which time, we will not be able to sell our UMC shares.

7. Our Board of Directors approved stock repurchase programs that allow us to repurchase shares of our common stock. During the first nine months of fiscal 2000, we repurchased 247,000 shares of common stock under our authorized repurchase program at a cost of $5.3 million. In conjunction with the stock repurchase program, during the nine months ended January 1, 2000, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price, ranging from $32 to $42 per share. The outstanding put warrants will expire at various dates through October 2000. As of January 1, 2000, we have 2.2 million shares of outstanding put warrants.

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

10. On October 18, 1999, our Board of Directors approved a 2 for 1 split of our Common Stock, which was effected in the form of a 100% stock dividend. On December 27, 1999, shareholders of record as of December 17, 1999 received one additional share of Common Stock for every share held. Shares, per share amounts, common stock at par value, and additional paid-in capital have been restated to reflect the stock split for all periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

RESULTS  OF  OPERATIONS:  THIRD  QUARTER  AND  FIRST  NINE MONTHS OF FISCAL 2000
--------------------------------------------------------------------------------
COMPARED  TO  THE  THIRD  QUARTER  AND  FIRST  NINE  MONTHS  OF  FISCAL  1999
-----------------------------------------------------------------------------

NET  REVENUES

We currently classify our product offerings into four categories by technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6 micron and older; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.35 and 0.5 micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan and CoolRunner product lines. Advanced products include our newest technologies manufactured on 0.25 micron and smaller, which include the XC4000XV, XC4000XLA, Spartan XL, Spartan2, Virtex, and VirtexE product lines. Our Support products make up the remainder of our product offerings and include serial proms, HardWire, and software.

Net revenues of $264.3 million in the third quarter of fiscal 2000 represented a 54.0% increase from the comparable prior year quarter of $171.6 million. Revenues for the first nine months of fiscal 2000 were $714.4 million, a 49.6% increase from the prior year comparable period. Product lines that experienced significant growth during the nine-month period include the XC4000XL, XC4000XLA, XC9500, Spartan, and Virtex families. The increases in revenues of Advanced products are due to the introduction and strong market acceptance of XC4000XLA, Spartan XL and Virtex products. Increases in revenues of Mainstream products are attributable mainly to growth in the XC4000XL, Spartan, and XC9500 product lines, along with the acquisition of CoolRunner and introduction of XC9500XL. Revenues of Base products decreased as customers migrated to newer product offerings while revenues of Support products remain relatively flat. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future. The revenue by technology for the three and nine month periods ended January 1, 2000 and January 2, 1999 are as follows:



                   Three Months Ended   Nine Months Ended
(in millions)         Jan. 1   Jan. 2   Jan. 1   Jan. 2
                       2000     1999     2000     1999
                      -------  -------  -------  -------
Base products. . . .  $  35.2  $  37.4  $  96.4  $ 114.6
Mainstream products.    136.0    111.0    386.4    300.3
Advanced products. .     71.5      3.8    169.4      5.0
Support products . .     21.6     19.4     62.2     57.8
                      -------  -------  -------  -------
Total revenue. . . .  $ 264.3  $ 171.6  $ 714.4  $ 477.7
                      =======  =======  =======  =======


International revenues represented approximately 35.0%, and 32.8% of total revenues in the third quarter and first nine months of fiscal 2000 as compared to 31.2%, and 32.8% in the prior year periods. The European revenue increases are due to several customer programs commencing production. The revenue increases in Japan are due to wider adoption of our new products in consumer and telecommunications applications as well as to favorable exchange rates. Asia Pacific/Rest of World experienced significant increases in revenue as a result of economic recovery in those regions following the economic downturn a year ago. The revenue by geography for the three and nine month periods ended
January  1,  2000  and  January  2,  1999  are  as  follows:



                          Three Months Ended   Nine Months Ended
(in millions)                Jan. 1   Jan. 2   Jan. 1   Jan. 2
                              2000     1999     2000     1999
                             -------  -------  -------  -------
North America . . . . . . .  $ 171.7  $ 118.1  $ 479.9  $ 321.0
Europe. . . . . . . . . . .     51.6     36.7    139.4    105.1
Japan . . . . . . . . . . .     26.6      9.8     56.6     32.6
Asia Pacific/Rest of World.     14.4      7.0     38.5     19.0
                             -------  -------  -------  -------
Total revenue . . . . . . .  $ 264.3  $ 171.6  $ 714.4  $ 477.7
                             =======  =======  =======  =======


GROSS  MARGIN

Gross margin was $164.7 million and $444.9 million for the third quarter and first nine months of fiscal 2000, respectively, or 62.3% of revenues for both periods. Gross margin for the comparable periods of fiscal 1999 was $104.5 million, or 60.9% of revenues, and $295.5 million, or 61.9% of revenues, respectively. Gross margin percentage increased slightly for the three and nine-month periods as we continue to benefit from cost improvements, manufacturing process technology advances and improved yields that offset selling price reductions. We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the market for our products. Management believes that gross margin objectives of approximately 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $31.6 million, or 12.0% of revenues for the third quarter, and $86.9 million, or 12.2% of revenues for the first nine months of fiscal 2000. Research and development expenditures for the comparable periods in the prior year were $23.0 million and $66.4 million, or 13.4% and 13.9% of revenues, respectively. Although total expenditures on research and development increased significantly, they decreased as a percent of revenue because of strong revenue growth. The 30.9% increase in expenditures over the prior year's nine month period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies using 0.22 micron and 0.18 micron, software development, increased labor-related costs, and testing of new products, along with increased costs associated with the acquisition of the CPLD CoolRunner business from Philips Semiconductors. We remain committed to a significant level of research and development effort in order to maintain our technology leadership in the programmable logic industry.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses were $48.0 million, or 18.1% of revenues and $131.4 million, or 18.4% of revenues for the third quarter and first nine months of fiscal 2000, respectively. They were $33.9 million, or 19.7% of revenues and $97.7 million, or 20.5% of revenues in the comparable prior year periods. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth. The increases in sales, general and administrative expenses were primarily attributable to increased marketing expenses for new product introductions, increased sales costs on higher revenues along with increased personnel and facilities expenses. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may increase significantly in the future.

INTEREST  AND  OTHER,  NET

Interest and other income, net increased to $7.3 million in the third quarter of fiscal 2000 from $1.9 million in the prior year third quarter, and increased to $19.3 million in the first nine months of fiscal 2000 from $3.4 million in the prior year's comparable period. The increases were primarily due to the decrease in interest expense related to the convertible notes which were redeemed in the fourth quarter of fiscal 1999. In addition, average cash and investment balances have increased in both the third quarter and the first nine months of fiscal 2000 as compared to the prior year periods resulting in increased interest income of $2.9 million and $5.9 million over the respective prior year periods. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

We recorded a tax provision of $26.8 million and $70.0 million for the third quarter and first nine months of fiscal 2000, representing effective tax rates of 29.0% for both periods. We recorded a provision of $12.6 million and $39.1 million for the third quarter and first nine months of fiscal 1999, representing effective tax rates of 25.6% and 29.0%, respectively. The lower tax rate in the third quarter of fiscal 1999 was primarily due to legislation reinstating the R&D Tax Credit through June 30, 1999 as well as increased profits in foreign jurisdictions where the tax rate is lower than the U.S. rate.

JOINT  VENTURE  EQUITY  INCOME

We record our proportional ownership of the net income (loss) of United Silicon Inc. (USIC), a wafer fabrication joint venture located in Taiwan, as joint venture equity income (loss). We recorded $2.9 million and $4.8 million equity in income of joint venture for the third quarter and the first nine months of fiscal 2000, respectively, as compared to $0.7 million and $5.7 million equity in loss of joint venture in the prior year periods, respectively. The fiscal 1999 equity in loss of joint venture was a result of the early stage in the production ramp of the wafer fabrication facility. The fiscal 2000 net gains were recorded as USIC began to have volume wafer production and shipments.

In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We will recognize an approximate $400 million after-tax gain in our fiscal fourth quarter ending April 1, 2000, as a result of the merger of USIC with UMC. The gain, to be reported as other income, represents the appreciation of our investment in USIC. As a result of this merger, we will own approximately 222 million UMC shares, which represents 2% of the combined UMC Group. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain one-half of our UMC shares.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, we will be subject to a certain holding period during which time, we will not be able to sell our UMC shares.

HEDGING

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. In fiscal 2000, we have also begun to share the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. No currency forward contracts were outstanding as of January 1, 2000.

INFLATION

To date, the effects of inflation upon our financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

Our financial condition at January 1, 2000 remained strong. Total current assets exceeded total current liabilities by 5.0 times, compared to 3.9 times at April 3, 1999. We have used a combination of equity and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

We continued to generate positive cash flows from operations during the first nine months of fiscal 2000. As of January 1, 2000, we had cash, cash equivalents and short-term investments of $497.5 million and working capital of $684.5 million. Cash generated by operations of $223.8 million for the first nine months of fiscal 2000 was $57.6 million higher than the $166.2 million generated from the first nine months of fiscal 1999. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, and increases in accounts payable, accrued liabilities and income taxes payable, which were partially offset by increases in accounts receivable, inventory, prepaids for building deposit and decreases in deferred income on shipments to distributors.

Cash flows used for investing activities during the nine months ended January 1, 2000 included net investment purchases of $138.8 million, $91.5 million for property, plant and equipment and $22.8 million for assets purchased from Philips' CPLD business. During the first nine months of fiscal 1999, investing activities included net investment purchases of $120.4 million, $28.4 million of property, plant and equipment acquisitions and an additional $5.4 million equity investment in the USIC joint venture. We increased our property, plant and equipment purchases significantly in the first nine month of fiscal 2000 as we purchased more testers, equipment, and facilities for our growing business.

Net cash flows provided by financing activities were $56.3 million in the first nine months of fiscal 2000 and were attributable to $51.5 million in proceeds from the issuance of common stock under employee stock plans and $10.1 million in proceeds from sales of put warrants, offset by acquisition of treasury stock of $5.3 million. For the comparable fiscal 1999 period, cash used in financing activities of $67.1 million included $108.6 million in acquisition of treasury stock partially offset by $41.5 million of proceeds from issuance of common stock under employee stock plans.

Stockholders' equity increased by $314.8 million during the first nine months of fiscal 2000, principally as a result of the $176.1 million in net income for the nine months ended January 1, 2000. In addition, the proceeds from the issuance of common stock under employee stock plans of $51.5 million, related tax benefits from stock options of $79.4 million, and $10.1 million in proceeds from sales of put warrants contributed to the increase, which were partially offset by the $5.3 million in acquisition of treasury stock.

We have available credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our wholly owned Irish subsidiary. As of January 1, 2000, no borrowings were outstanding under the lines of credit.

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


FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS
----------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

  -     reduced  product  demand;
  -     limited  visibility  of  demand  for  products  beyond  three  months;
  -     accelerated  erosion  of  average  selling  prices;  and
  -     tight  capacity  availability.

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

Our foundry partners in Taiwan and Japan and many of our operations in California are centered in areas that have been seismically active, as demonstrated by the earthquakes that occurred in Taiwan during the fall of 1999. Those earthquakes disrupted manufacturing activities at our foundry partner for approximately 10 days. Should there be a major earthquake in our operating locations in the future, our operations may again be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

We do not manufacture the wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko Epson
Corporation (Seiko), with recent wafers also manufactured by USIC. We are dependent upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot assure that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions to access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

DEPENDENCE  ON  NEW  PRODUCTS

Our success depends in large part on our ability to develop and introduce on a timely basis new products which address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

  -     timely  completion  of  new  product  designs;
  -     ability  to  utilize  advanced  manufacturing  process  technologies;
  -     achieving  acceptable  yields;
  -     availability  of  supporting  software  design  tools;
  -     utilization  of  predefined  cores  of  logic;
  -     market  acceptance;  and
  -     successful  deployment  of  systems  by  our  customers.

We cannot assure that our product development efforts will be successful or that our new products will achieve market acceptance. Revenues relating to our mature products are expected to decline in the future. As a result, we will be increasingly dependent on revenues derived from newer products along with cost reductions on current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

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

Our strategy for expanding the market for the programmable logic industry includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. In addition, we would anticipate continued price reductions proportionate with our ability to lower the cost of manufacture for established products. However, we cannot assure that we will be successful in achieving these strategies. Our major sources of competition are comprised of several elements:

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

We could also face competition from our licensees. Under a license from us, Lucent Technologies is manufacturing and marketing our non-proprietary XC3000 FPGA products and is employing that technology to provide additional FPGA products offering higher density. Seiko has rights to manufacture certain of our products and market them in Japan and Europe, but is not currently doing so. We granted a license to use certain of our patents to Advanced Micro Devices ("AMD"). AMD produced certain programmable logic devices under that license through its wholly-owned subsidiary, Vantis. During 1999, AMD sold the Vantis subsidiary to Lattice Semiconductor.

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

Like most other companies using computer information systems in their operations, we worked over the past several years on resolutions to the potential impact of the Year 2000 on the processing of date-sensitive information by our computerized information systems, as well as the vendor and customer date-sensitive computerized information electronically transferred to us. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable Year. Any of our systems that have time-sensitive software could have recognized a year ending in "00" as 1900 rather than the year 2000, which could have resulted in miscalculations, classification errors or system failures.

During the past several years, we performed a thorough review of our internal use software and hardware applications and software products in order to identify those applications and products that were not Year 2000 compliant. We have encountered no Year 2000 problems with any of our software or hardware applications or hardware products to date. Currently, our Year 2000 efforts are focused on ongoing monitoring of these applications. We will continue this monitoring over the next several months in addition to our normal systems maintenance. In addition, we have already tested all of our systems for February 29 but will continue to monitor them and other dates that may pose greater systems risks during this year. We have also not encountered any supply disruptions from any vendors to date. While we have encountered no problems to date, we cannot assure that no Year 2000 issues will occur.

We believe that our software releases beginning with version M1.5i and including version M2.1i which we started shipping in July 1999, are Year 2000 compliant, although we cannot assure that they are Year 2000 compliant. We have received no indications from customers that these versions are not Year 2000 compliant. However, some of our customers are running product versions that are not Year 2000 compliant. We have been encouraging such customers to migrate to the current product version.

The costs directed solely towards Year 2000 compliance are not incremental to us, but rather represent a reallocation of existing resources. To date, we have incurred less than $1.5 million on efforts directed solely towards Year 2000 compliance and expect to incur a total of no more than $2.0 million when the process is completed, although we cannot assure that this will be the case. The costs of addressing potential problems are not currently expected to have a material adverse impact on our financial position, results of operations or cash flows in future periods. If, however, we, our customers or vendors incur problems currently unforeseen and which cannot be resolved on a timely, cost-effective basis, our financial condition and results of operations could be adversely affected.

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

FOREIGN  CURRENCY  RISK

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.0% adverse impact on revenue for the nine months ended in fiscal years 2000 and 1999.

We have several subsidiaries and an equity investment in the USIC joint venture whose financial statements are recorded in currencies other than the U.S. dollar. As these foreign currency financial statements are translated at each month end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. If permanent changes occur in exchange rates after an investment is made, the investment's value will increase or decrease accordingly. These fluctuations are recorded as a component of stockholders' equity as a component of accumulated other comprehensive income. To date, the USIC joint venture has recorded $13.4 million in cumulative translation adjustments, as the New Taiwan dollar has decreased in value against the U.S. dollar. Also, as our subsidiaries and the USIC joint venture maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.


PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. On April 20, 1995, Altera filed an additional suit against Xilinx in the Federal District Court in Delaware, alleging that our XC5200 family infringes an Altera patent. We answered the Delaware suit denying that the XC5200 family infringes the patent in suit, asserting certain affirmative defenses and counterclaiming that the Altera Max 9000 family infringes certain of our patents. The Delaware suit was transferred to the United States District Court for the Northern District of California and is also before the same judge. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. In October 1999, the Court ruled on all but one of the motions. As a result of those rulings, Altera is left with one claim against Xilinx. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement under two Company patents by Altera. The remaining claims against Altera will be decided at a trial scheduled to begin on May 8, 2000. The remaining claim against Xilinx will be decided at a trial scheduled to commence on June 19, 2000.

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

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because the lawsuits are still in the pre-trial stages.

There is no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

During a special meeting held on December 16, 1999, Xilinx shareholders voted to approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock, $0.01 par value per share, from 300,000,000 to 500,000,000 to accommodate a proposed two-for-one split of our common stock.


               For           Against          Abstain           No Vote
               ---           -------          -------           -------
           138,164,055       115,560          166,386               0


Item  6.     Exhibits  and  Reports  on  Form  8-K.

 (a)    Exhibits    None

 (b)    Reports on Form 8-K

        1) On December 27, 1999, Xilinx filed a report on Form 8-K relating to the amendment of the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 300,000,000 to 500,000,000.


Items  2,  3  and  5  are  not  applicable  and  have  been  omitted.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XILINX, INC.
                                        ---------------------




Date   February  4,  2000                /s/  Kris  Chellam
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