Form 10-K
period 2000-04-01
XILINX INC
filed 2000-06-05
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark  One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 1, 2000 or
[    ]  Transition  report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 22, 2000 as reported on the NASDAQ National Market was approximately $18,595,119,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 22, 2000, the registrant had 325,754,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part III).


                                     PART I
                                     ------

ITEM  1.     BUSINESS

Items 1 and 3 of this 10-K contain forward-looking statements concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under "Factors Affecting Future Operating Results" in Item 7.

GENERAL

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. Our programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the telecommunications, networking, computing, industrial and consumer markets. Our products are sold globally through a network of independent sales representatives, distributors, and to original equipment manufacturers ("OEMs").

Competitive pressures compel manufacturers of electronic systems to accelerate their products' introduction to market. Customer requirements for improved functionality, performance, reliability and lower cost are addressed through the use of components that integrate ever larger numbers of logic gates onto a single integrated circuit. Such integration often results in greater speed, smaller die size, lower power consumption and reduced costs. The rapid proliferation of the Internet and wireless communication networks continues to fuel the demand for more complex integrated circuits. At the same time, tremendous pressure is placed on electronic equipment manufacturers' product life cycles. Due to their inherent complexity and reprogrammability, our PLDs enable electronic equipment manufacturers to effectively respond to these evolving market trends.

We were organized in California in February 1984 and in November 1985 were reorganized to incorporate our research and development limited partnership. In April 1990, we reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124 and our website is www.xilinx.com.

Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2000 ended on April 1, 2000 while fiscal 1999 and 1998 ended on April 3, 1999 and March 28, 1998, respectively.

PRODUCTS

Integral to the future success of our business is the timely introduction of new products which address customer requirements and compete effectively on the basis of price, functionality, and performance. Delays in developing new products with anticipated technological advances or delays in commencing volume shipments of new products could have an adverse effect on our financial condition and results of operations. In addition, there can be no assurance that such products, if introduced, will gain market acceptance or respond effectively to new technological changes or product introductions by other companies.

     Programmable  Logic  Devices

We currently classify our product offerings into four categories by manufacturing process technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron process and older. Base products include the XC3000, XC3100, and XC4000 families.
Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan(TM) and CoolRunner(R) product lines. Advanced products include Our newest technologies manufactured on 0.25-micron and smaller processes, which include the XC4000XV, XC4000XLA, Spartan XL, Spartan-II, Virtex(TM), and
Virtex-E product  lines.   Support  products  comprise  the  fourth product
category, and include  serial  proms,  HardWire  devices,  and  software.

     Virtex  FPGAs:

The Virtex FPGA series, announced in October 1998, is the industry's first million-gate FPGA. Nine Virtex devices are currently in production. The Virtex devices are found in traditional programmable logic applications such as networking or telecommunications, and in applications like storage area networks, routers, high end servers, switching equipment, cellular base stations and High Definition Television (HDTV) infrastructure. The Virtex devices range from 50,000 to 1,000,000- system gate densities with 200 MHz chip-to-chip performance and offer system-level integration capabilities. The Virtex family delivers the first fully programmable alternative to high density system-level Application Specific Integrated Circuits (ASIC) design.

The Virtex-E FPGA family includes a two million system gate device and supports twice the system-gate density and 50 percent higher I/O performance than the original Virtex FPGAs. Four family members are currently in production, including the new XCV2000E device which began shipping in the third quarter fiscal year 2000. The Virtex-E family will consist of 11 members, from 50,000 system gates to 3.2 million system gates. The new Virtex-E FPGAs, delivering new performance and density attributes that were only previously addressed by ASIC solutions, are targeted for next generation networking and telecommunication applications.

Virtex-E FPGAs are the first programmable logic devices delivered on 0.18-micron process technology, which was developed by Taiwan's United Microelectronics Corporation (UMC) with our assistance. The improved process directly contributes to a substantial performance gain. The Virtex-E family also represents the industry's first programmable logic architecture with 210 million transistors on a single device.

     XC4000  FPGAs:

The XC4000XL family has 11 members shipping in volume ranging in density from 2,000 to 180,000 system gates. The XC4000XLA family expands on the XC4000XL architecture with reduced power consumption and improved performance making it the industry's highest performance 3.3-volt FPGA family. The XC4000XLA family has eight members shipping in volume and ranges in density from 30,000 to 180,000 system gates. The XC4000XV is a 2.5-volt FPGA family that utilizes 0.25-micron technology. The family has four members with up to 500,000 system gates.

     Spartan  FPGAs:

The Xilinx Spartan and SpartanXL FPGA families are derived from the XC4000 architecture. These families feature low-cost ASIC replacement with densities ranging from 5,000 to 40,000 system gates. In January 2000, we announced the Spartan-II family, our newest generation of high-volume FPGAs. Spartan-II devices are designed to be low cost programmable replacements for ASICs and application specific standard products (ASSPs). New features in the Spartan-II family address a larger range of high-volume applications and open up new market opportunities for programmable logic.

     CPLDs:

The XC9500XL family offers in-system programmability for both 3.3-volt and 5.0-volt systems. The XC9500XV is the industry's first 2.5-volt CPLD family with significantly reduced power consumption.

In August 1999 we acquired Philips Semiconductors' line of low-power complex programmable logic devices (CPLDs) called the CoolRunner family of devices. We also purchased Philips Semiconductors' XPLA Professional suite of design tools. The CoolRunner line is the first family of CPLD products to combine very low power with high speed, high density, and high I/O counts in a single device. CoolRunner CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today's mobile computing applications.

     Software,  Cores  &  Support

We offer complete software design tool solutions which enable customers to implement their design specifications into our PLDs. These software design tools combine powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs within each customer's project schedule, regardless of the designer's experience level.

We offer two complementary software design tool solutions. Xilinx Foundation Series software provides designers with a complete, ready-to-use design solution based on industry-standard hardware description languages (HDLs) and is easy to learn and use. For those customers new to designing with PLDs or desiring a low cost approach, we offer this fully integrated software solution. The Alliance Series is tailored for designers who want maximum flexibility to integrate programmable logic design into their existing EDA environment and methodology. With interfaces to over fifty EDA vendors, Alliance Series Software allows users to select tools with which they are most familiar, thereby increasing their productivity and shortening their end products' design cycle.

addition, we offer CPLD WebPACK(TM) solutions, which are a collection of free downloadable software modules. Customers can register and download any of the WebPACK(TM) modules to complete Xilinx XC9500 or CoolRunner Series CPLD designs.

We also offer intellectual property cores of logic for commonly used complex functions such as digital signal processing (DSP), bus interfaces, processors and peripheral interfaces. Using logic cores, available from Xilinx and third party AllianceCORE partners, customers can shorten development time, reduce design risk and obtain superior performance for their designs. Additionally, our CORE Generator system allows customers to implement intellectual property cores into our PLDs. It offers a simple user interface, complete cataloging of available cores, easy selection of parameter-based cores optimized for our FPGAs, and features an interface to third-party system level DSP design tools. The CORE Generator is shipped with our software design tools and is also available via our web site.

Our software design tools operate on desktop computer platforms, including personal computers with Microsoft Windows '95, '98 and NT operating systems, and workstations from IBM, HP and Sun Microsystems.

RESEARCH  AND  DEVELOPMENT

Our research and development activities are primarily directed towards the design of new integrated circuits, the development of new software design tools and cores of logic, the development of advanced semiconductor manufacturing processes, as well as ongoing cost reductions and performance improvements in existing products. Our primary areas of focus have been: to introduce the industry's first programmable system integration solution (Virtex devices), a low-cost ASIC replacement FPGA solution (Spartan devices), to extend the performance and density range of the industry's most popular FPGA series (XC4000XLA/XV families), to increase segment share in the CPLD market segment (XC9500XL/XV & CoolRunner families), and release new versions of software design tools and cores of logic.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2000, 1999, and 1998, our research and development expenses were $123.6 million, $90.9 million, and $80.5 million, respectively. We expect we will continue to make substantial investments in research and development. We believe technical leadership is essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

MARKETING  AND  SALES

We sell our products through several industrial distributors: direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors, and sales through foreign distributors. In order to provide service to existing customers and reach potential customers, we also utilize a direct sales management organization and field applications engineers (FAEs). Our independent representatives generally address larger OEM customers and act as a direct sales force, while distributors serve the balance of our customer base. Our sales and customer support personnel support all channels and consult with customers about their plans, ensuring that the right software and devices are selected at the beginning of a customer's project.

Avnet, Inc., and VEBA distribute our products worldwide, and Nu Horizons Electronics provides additional regional sales coverage. From time to time, we may add or terminate distributors from our selling organization as we deem appropriate given the level of business. We believe distributors provide a cost-effective means of reaching a broad range of customers. Since our PLDs are standard products, they do not present many of the inventory risks to distributors as compared to custom gate arrays, and they simplify the requirements for distributor technical support.

We changed our accounting method during fiscal 1999 for recognizing revenue on all shipments to international distributors. While we previously deferred revenue on shipments to domestic distributors until the product was sold to the end user, we recognized revenue upon shipment to international distributors, net of estimated reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. Distributors have certain rights of return and price protection privileges on unsold product until the product is sold.

BACKLOG  AND  CUSTOMERS

As of March 31, 2000, our backlog of purchase orders scheduled for delivery within the next three months was $174.3 million, after adjustments for estimated discounts. Backlog as of March 31, 1999 was $122.0 million, after adjustments for estimated discounts. Backlog amounts for both years include orders to distributors, which may receive price adjustments upon sale to end customers. Also, orders constituting our current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

No end customer accounted for more than 10% of revenues in fiscal years 2000, 1999, or 1998. (See Note 11 of Notes to Consolidated Financial Statements in
Item  8  for  geographic  sales  information.)

WAFER  FABRICATION

We do not directly manufacture processed wafers used for our products. Over the last several years, the majority of our wafer purchases have been manufactured by United Microelectronics Corporation, (UMC), UMC affiliated companies including our former joint venture, USIC, Seiko Epson Corporation (Seiko), and Taiwan Semiconductor Manufacture Company (TSMC). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundry partners.

Our strategy is to focus our resources on creating new integrated circuits and software design tools and on market development rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from both our main suppliers as well as other suppliers of leading-edge process technologies. As a result, we have entered into agreements with UMC and Seiko as discussed below.

Xilinx, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). (See Note 4 of Notes to Consolidated Financial Statements in Item 8.) We made a total cumulative investment of $107.1 million in USIC. In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a percentage of our UMC shares. (See Note 4 of Notes to Consolidated Financial
Statements  in  Item  8.)

In fiscal 1997, we signed a wafer purchasing agreement with Seiko. (See Note 2 of Notes to Consolidated Financial Statements in Item 8.) This agreement was amended in fiscal 1998 and provided for an advance to Seiko for $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is made in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. Specific wafer pricing is in U.S. dollars and is based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers.

SORT,  ASSEMBLY  AND  TEST

Wafers purchased by us are sorted by the wafer foundry, independent sort subcontractors or by us. Sorted wafers are assembled by subcontractors in facilities in Pacific Rim countries. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at our San Jose or Dublin, Ireland facilities.

PATENTS  AND  LICENSES

Through March 31, 2000, we held over 400 issued United States patents and we maintain an active program of filing for additional patents in the areas of software, IC architecture and design. We intend to vigorously protect our intellectual property. We believe that failure to enforce our patents or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. There is no assurance that any such litigation would be successful. (See Legal Proceedings in Item 3 and Note 12 of Notes to Consolidated Financial Statements in Item 8.)

We have acquired various software licenses that permit us to grant object code sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

EMPLOYEES

Xilinx's employee population grew 30% during the past year. As of March 31, 2000, Xilinx had 1,939 employees compared to 1,491 at the end of the prior year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

COMPETITION

Our PLDs compete in the logic industry. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence and continuous price erosion. We expect increased competition, both from our primary competitors, Altera Corporation, and Lattice Semiconductor Corporation and from a number of new companies that may enter our market. We believe that important competitive factors in the programmable logic industry include:

  -     product  pricing;
  -     product  performance,  reliability  and  density;
  -     the  adaptability  of  products  to  specific  applications;
  -     ease  of  use  and  functionality  of  software  design  tools;
  -     functionality  of  predefined  cores  of  logic;  and
  -     the  ability  to  provide  timely  customer  service  and  support.

Our strategy for expansion in the logic market includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products. However, we cannot assure that we will be successful in achieving these strategies.

Our  major  sources  of  competition  are  comprised  of  several  elements:

  - providers of high density programmable logic products characterized by FPGA-type architectures;
  - providers of high volume and low cost FPGAs as programmable replacement for ASICs and application specific standard products (ASSPs).;
  -     providers  of  high  speed,  low  density  CPLD  devices;
  -     the  manufacturers  of  custom  gate  arrays;
  -     providers  of  competitive  software  development  tools;
  -     other  providers  of  new  or  emerging  programmable  logic  products.

We compete with high density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market and system level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, reduced inventory risk and field upgradability. The ASIC market segment has been declining, and ASICs are being replaced by other logic options. The primary attributes of ASICs are high density, high speed and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With the introduction of our Spartan family, which is Xilinx's low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical and marketing resources than Xilinx. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility and the ability to deliver complete solutions to customers. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of companies to this market. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. Some of our competitors may possess innovative technology, which could prove superior to our technology in certain applications. In addition, we anticipate potential competition from suppliers of logic products based on new technologies. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. This additional competition could adversely affect our financial condition and results of operations.

We could also face competition from our licensees. Under a license from us, Lucent Technologies has rights to manufacture and market our XC3000 FPGA products and also employ that technology to provide additional high density FPGA products. Seiko Epson has rights to manufacture some of our products and market them in Japan and Europe, but is not currently doing so. We granted a license to use certain of our patents to Advanced Micro Devices (AMD). AMD produced certain programmable logic devices under that license through its wholly owned subsidiary, Vantis. In June 1999, AMD sold the Vantis subsidiary to Lattice Semiconductor Corporation.


EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Certain information regarding each of Xilinx's executive officers is set forth below:


                                                                                                   Officer
Name. . . . . . . .  Age  Position                                                                 Since
Willem P. Roelandts   55  President and Chief Executive Officer                                       1996
Kris Chellam. . . .   49  Senior Vice President, Finance and Chief Financial Officer                  1998
Steven Haynes . . .   49  Vice President, Worldwide Sales                                             1995
Randy Ong . . . . .   50  Vice President Worldwide Operations                                         2000
Dennis Segers . . .   47  Senior Vice President and General Manager of Advanced Products Group        1995
Richard W. Sevcik .   52  Senior  Vice  President, IP, Services  and  Software                        1997
Sandeep S. Vij. . .   34  Vice President, Marketing and General Manager of General Products Group     1996
Evert A. Wolsheimer   45  Vice President, and General Manager of CPLD Group                           2000

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

Randy Ong joined the Company in 1990 as Senior Staff Engineer, and was promoted to Vice President of Worldwide Operations in 1997. He has overall responsibility for manufacturing, quality assurance, testing, reliability and package development for Xilinx programmable logic devices. He also oversees strategic management of the Company's semiconductor foundry partners. He earned his bachelor's and master's degrees in electrical engineering at the University of California, Berkeley.

Dennis Segers joined the Company in January 1994 as Director of Strategic Products and was promoted to Vice President and General Manager in November 1995. In April 1998, he was appointed Senior Vice President, and General Manager of Advanced Products Group.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President, IP, Services and Software. He was at Hewlett-Packard Company for 10 years where, from 1994 through 1996, he served as Group General Manager of the company's
Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995 he was named Vice President. From 1992 to 1994, he served as Group General Manager of Computer Systems and Servers and was responsible for four divisions.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing in October 1996. In October 1997, he was appointed to the additional position of General Manager of the General Products Group. From 1990 until April 1996, he served at Altera Corporation, a semiconductor manufacturer, where he most recently served as the Product Marketing Manager of High Volume FPGA.

Evert A. Wolsheimer joined the Company in 1991 as Vice President, Product Technology, with responsibility for process technology, wafer foundry, assembly, reliability and product engineering. He was promoted to Vice President and General Manager of the CPLD Group in 1997. He has served on the Board of Directors of the Fabless Semiconductor Association (FSA) since 1997. Dr. Wolsheimer received his Ph.D. in Electrical Engineering from Delft University of Technology, The Netherlands.

ITEM  2.     PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site includes adjacent buildings providing 588,000 square feet of available space which we own.

In addition, we have a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland, a 60,000 square foot facility in Boulder, Colorado, and a 45,000 square foot facility in Albuquerque, New Mexico. The Irish facility is being used to service our customer base outside of North America. The Boulder facility is the primary location for our software efforts in the areas of research and development, manufacturing and quality control while the New Mexico facility is being used for the development of our CoolRunner CPLD product. Additionally, we own a 59-acre parcel of land located in Longmont, Colorado, near our current Boulder facility. Groundbreaking to develop a new 130,000 square feet facility in Longmont was started in March 2000. The expansion of our Irish facility includes an additional 500,000 square feet of building and manufacturing space. The first phase of 100,000 square feet will start in July 2000. We purchased 87 acres of land in San Jose, California, near our corporate facility in February 2000. Plans for infrastructure and the future development of this land have not been finalized.

We also maintain North American sales offices in twenty-six locations which include the metropolitan areas of Atlanta, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh and San Jose as well as international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Milan, Brussels, Tel Aviv, Tokyo, Taipei, Seoul and Hong Kong.

ITEM  3.     LEGAL  PROCEEDINGS

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. In October 1999, the Court ruled on all but one of the motions. As a result of those rulings, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement under two Company patents by Altera. The remaining claims against Altera will be decided at a trial scheduled to begin in October, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is currently scheduled to commence on June 19, 2000.

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

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against Xilinx in Superior Court in Santa Clara County, California, arising out of our efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims Xilinx engages in unfair business practices and interference with contractual relations. On September 10, 1998 we filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against Xilinx for malicious prosecution of civil action and defamation. On September 15, 1999, the Court dismissed all of our claims against Altera and Mr. Ward, finding that we were unable to show any damages we suffered as a result of any actions by Mr. Ward. Claims against Xilinx are still pending.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex(tm) FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has not yet had the opportunity to fully review this latest suit and investigate the facts related thereto, and therefore can make no comment as to its likely outcome.

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter of fiscal 1999, we entered into a license settlement with Lemelson. In response, Lemelson dismissed with prejudice all claims against us.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED
             STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the NASDAQ/AMEX National Market System under the symbol XLNX. As of March 31, 2000, there were approximately 940 shareholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of shareholders is estimated by the Company to be approximately 158,000.


              Fiscal Year 2000    Fiscal Year 1999

                 High    Low        High    Low
                ------  ------     ------  ------
First Quarter.  $29.28  $20.28     $11.81  $ 8.03
Second Quarter   37.53   29.28      10.75    7.63
Third Quarter.   47.81   33.25      16.28    7.97
Fourth Quarter   86.81   40.81      21.81   16.25


ITEM  6.     SELECTED  FINANCIAL  DATA

CONSOLIDATED  STATEMENT  OF  INCOME  DATA


(In  thousands,  except  per  share amounts)                      Years ended March 31,
                                                    2000        1999        1998      1997         1996
                                                 ----------   ----------   --------  --------    --------
Net revenues. . . . . . . . . . . . . . . . . .  $1,020,993   $  661,983   $613,593  $568,143    $560,802
Operating income. . . . . . . . . . . . . . . .     322,192      181,974    173,868   159,061 ^   165,756 #
Income before equity in joint venture and
  cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . .   1,024,272 ~    189,399    180,596   165,758 ^   170,902 #
Provision for income taxes. . . . . . . . . . .     378,006 ~     54,925     56,728    55,382      69,448
Net income. . . . . . . . . . . . . . . . . . .     652,450 ~    102,592 @  126,587   110,376 ^   101,454 #
Net income per share:
   Basic. . . . . . . . . . . . . . . . . . . .  $     2.06   $     0.35   $   0.43  $   0.38 ^  $   0.36 #
   Diluted. . . . . . . . . . . . . . . . . . .  $     1.90   $     0.33   $   0.40  $   0.35 ^  $   0.32 #
Shares used in per share calculations:
   Basic. . . . . . . . . . . . . . . . . . . .     316,724      292,843    294,963   291,264     284,368
   Diluted. . . . . . . . . . . . . . . . . . .     343,479      308,620    320,041   318,700     315,820
Pro forma amounts with the change in
 accounting principle related to revenue
 recognition applied retroactively: (unaudited)
    Net revenues. . . . . . . . . . . . . . . .           -   $  661,983   $598,065  $568,173           *
    Net income. . . . . . . . . . . . . . . . .           -      129,238    118,987   110,391           *
    Net income per share:
        Basic . . . . . . . . . . . . . . . . .           -   $     0.44   $   0.40  $   0.38           *
        Diluted . . . . . . . . . . . . . . . .           -   $     0.42   $   0.37  $   0.35           *
                                                 ----------   ----------   --------  --------    --------

#  After  non-recurring  charge  for in-process technology related to the acquisition of NeoCAD of $19,366,
   $0.07  per  basic  share  and  $0.06  per  diluted  share.
^  After write-off of discontinued product family of $5,000, $0.02 per basic and diluted shares net of tax.
*  Data  were  not  available  in  sufficient  detail  to  provide  pro forma information for these years.
@  Net  income  includes  a charge of $26,646 for the cumulative effect of change in accounting principle.
~  Net  income  includes  $398,089  net of tax capital gain from UMC/USIC merger, which  includes  $674,728 capital  gain  and  $276,639  provision  for  taxes.



CONSOLIDATED  BALANCE  SHEET  DATA


(In  thousands)                    Years  ended  March  31,
                         2000        1999       1998      1997      1996
                      ----------  ----------  --------  --------  --------
Working capital. . .  $  796,213  $  490,512  $474,567  $504,302  $436,070
Total assets . . . .   2,348,639   1,070,248   941,238   847,693   720,880
Long-term debt . . .           -           -   250,000   250,000   250,000
Stockholders' equity   1,776,655     879,318   550,175   490,680   368,244
                      ----------  ----------  --------  --------  --------



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

NATURE  OF  OPERATIONS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic and field engineering support. Our programmable logic ICs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by our customers to perform desired logic operations. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in telecommunications, networking, computing, and consumer markets. We market our products throughout the world through a direct sales organization, direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors and sales through foreign distributors. Our products have provided effective solutions for a wide range of customer logic requirements.

RESULTS  OF  OPERATIONS

     NET  REVENUE

(In thousands)        2000  Change       1999  Change       1998
--------------  ----------  -------  --------  -------  --------
Net revenues .  $1,020,993    54.2%  $661,983     7.9%  $613,593

Xilinx's net revenue increased 54.2% in fiscal 2000 compared to fiscal 1999. The increase was primarily due to the significant growth in XC4000XL, XC4000XLA, XC9500, Spartan(TM), and Virtex product lines, which was partially offset by decreased revenues in our mature XC4000 family. The 7.9% increase in fiscal 1999 over 1998 was primarily due to the penetration in high-growth end markets attributable to the XC4000EX, XC4000XL and XC9500 product lines.

We classify our product offerings into four categories by semiconductor manufacturing process technology. These four product categories are adjusted on a regular basis to accommodate corresponding changes in our technology. Advanced products include our newest technologies manufactured on 0.25-micron and smaller processes, which include the XC4000XV, XC4000XLA, Spartan XL, Spartan-II, Virtex, and Virtex-E product lines. Advanced products represented 26.7% and 3.1% of total revenues in fiscal 2000 and 1999. The significant increases in revenues of advanced products were due to the introduction and strong market acceptance of XC4000XLA, Spartan XL and Virtex products. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan and CoolRunner product lines. Mainstream products represented 52.6% of total revenues in fiscal 2000 and 63.0% in fiscal 1999. Increases in revenues of 28.7% were attributable mainly to growth in the XC4000XL, Spartan, and XC9500 product lines, along with the acquisition of CoolRunner and introduction of XC9500XL. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and older; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Base products represented 12.3% of total revenues in fiscal 2000, as compared to 22.2% in fiscal 1999. Our Support products make up the remainder of our product offerings and include serial proms, HardWire, and software. Support products represented 8.4% and 11.7% of total revenues in fiscal 2000 and 1999, respectively. Revenues of Base products decreased 14.5% as customers migrated to newer product offerings while revenues of Support products increased slightly due to increased revenues from serial proms. No end customer accounted for more than 10% of revenues in fiscal 2000, 1999 or 1998. The revenue by technology for the years ended March 31, 2000, 1999 and 1998 was as follows:


(in millions)          2000     %       1999     %       1998     %
                       ----     -       ----     -       ----     -

Base products . . .  $  125.5   12.3    $146.8   22.2    $263.5   42.9
Mainstream products     537.0   52.6     417.1   63.0     274.0   44.7
Advanced products .     272.8   26.7      20.4    3.1       0.1      -
Support products. .      85.7    8.4      77.7   11.7      76.0   12.4
                     --------  -----    ------  -----    ------  -----
Total revenue . . .  $1,021.0  100.0    $662.0  100.0    $613.6  100.0
                     ========  =====    ======  =====    ======  =====

In order to compete effectively, we pass on to customers manufacturing cost reductions by reducing prices to the extent that we can maintain acceptable returns. Price erosion has been common in the semiconductor industry, as advances in both architecture and manufacturing process technology have permitted continual reductions in unit cost. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future.

International revenues represented approximately 33%, 32%, and 38% of total revenues for fiscal years 2000, 1999 and 1998, respectively. International revenues are derived from customers in Europe, Japan and Asia Pacific/Rest of World which represented approximately 20%, 8%, and 5% of our worldwide revenues, respectively, in fiscal 2000 as compared to approximately 21%, 7% and 4% in fiscal 1999. In fiscal 1998, Europe, Japan and Asia Pacific/Rest of World represented approximately 22%, 10% and 5% of worldwide revenues, respectively. Europe, Japan and Asia Pacific/Rest of World experienced significant revenue growth in fiscal 2000 as compared to fiscal 1999 due to wider adoption of our new products in consumer and telecommunication applications and the economic recovery in Japan and the Asia Pacific region. Japan and Asia Pacific/Rest of World experienced revenue declines in fiscal 1999 as compared to 1998 primarily due to a weak economic environment in those regions during fiscal 1999. (See
Note 11 of Notes to Consolidated Financial Statements for revenue by geography for the three years ended March 31, 2000, 1999 and 1998.)

During the fourth quarter of fiscal 1999, we changed our accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While we previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, we recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. We believe that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations as it better conforms to the substance of the transaction considering the changing business environment in the international marketplace, is consistent with industry practice, and accordingly, it will focus us better on end customer sales; therefore it is a preferable method of accounting. The cumulative effect of the change in accounting method for prior years was a charge of $26.6 million, net of $12.0 million in taxes, or $0.09 net income per diluted share.

     GROSS  MARGIN


(In thousands) . . . . . .      2000   Change       1999   Change       1998
--------------------------  ---------  -------  ---------  -------  ---------
Gross margin . . . . . . .  $636,955     55.1%  $410,717      7.3%  $382,903
    Percentage of revenue.      62.4%               62.0%               62.4%

During fiscal 2000, our gross margin percentage increased slightly from the prior year as efficiencies from increased production volumes resulted in decreased costs as a percentage of revenue. In fiscal 1999, our gross margin percentage declined from fiscal 1998 as a result of a non-recurring royalty payment made pursuant to a license settlement with Lemelson Foundation Partnership which was partially offset by lower wafer prices from wafer suppliers, manufacturing process technology improvements, and improved yields that offset selling price reductions. (See Note 12 of Notes to Consolidated Financial Statements.) We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the demand for our products. Management believes that a gross margin objective of approximately 62% of revenues is consistent with expanding demand while realizing acceptable returns, although there can be no assurance that future gross margins can remain in this range.

     RESEARCH  AND  DEVELOPMENT


(In thousands) . . . . . .      2000   Change      1999   Change      1998
--------------------------  ---------  -------  --------  -------  --------
Research and development .  $123,584     36.0%  $90,893     13.0%  $80,456
    Percentage of revenue.      12.1%              13.7%              13.1%

We increased our expenditures in research and development as we have done each year during our sixteen-year history. The increase in research and development expenditures from fiscal 1999 to 2000 was due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies using 0.22-micron and 0.18-micron technologies, software development, increased labor-related costs, and testing of new products, along with increased costs associated with the acquisition of the CoolRunner CPLD business. (See Note 13 of Notes to Consolidated Financial Statements.) The increase in research and development expenses from fiscal 1998 to 1999 was due to increased labor-related expenses along with increased costs associated with the assets purchased from MI Acquisition LLP. (See Note 13 of Notes to Consolidated Financial Statements.) We remain committed to a significant level of research and development effort in order to maintain our technology leadership in the programmable logic marketplace. Through March 31, 2000, we have received over 400 issued U.S. patents and we maintain an active program of filing for additional patents in the areas of IC architecture, circuit design , and software.

     SALES,  GENERAL  AND  ADMINISTRATIVE


(In thousands) . . . . . .      2000   Change       1999   Change       1998
--------------------------  ---------  -------  ---------  -------  ---------
Sales, general and
  Administrative . . . . .  $186,619     39.0%  $134,250      4.4%  $128,579
    Percentage of revenue.      18.3%               20.3%               21.0%

The 39.0% increase in sales, general and administrative expenses in fiscal 2000 was primarily attributable to increased personnel and facilities expenses, increased marketing expenses, increased outside sales commissions and sales incentives on higher revenues. Sales, general and administrative expenses increased 4.4% in fiscal 1999 over 1998 due to increased marketing expenses and increased sales commissions on higher revenues from U.S. distributors along with increased personnel costs. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth and improved operational efficiencies. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may significantly increase in the future.

     CAPITAL  GAIN  FROM  MERGER  OF  USIC  WITH  UMC

In January 2000, our equity position in United Silicon Inc. (USIC) was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a gain of $674.7 million ($398.1 million net of taxes) in our fiscal 2000 fourth quarter as a result of the merger of USIC with UMC. The gain represents the appreciation of our investment in USIC. As a result of this merger, we own approximately 222 million UMC shares, which represent approximately 2% of the combined UMC Group. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a percentage of our shares of UMC common stock. If our holdings fall below that percentage, our wafer capacity rights would be decreased prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

     INTEREST  AND  OTHER  INCOME,  NET


(In thousands) . . . . . .     2000   Change     1999   Change     1998
--------------------------  --------  -------  -------  -------  -------
Interest income and other
   income, net . . . . . .  $27,352    268.4%  $7,425     10.4%  $6,728
    Percentage of revenue.      2.7%              1.1%              1.1%

We earn interest income on our cash, cash equivalents and short-term and long-term investments. The amount of interest earned is a function of the balance of cash invested as well as prevailing interest rates. In fiscal 1999 and 1998, we incurred interest expense on the $250.0 million 5 1/4 % convertible subordinated notes, which were fully converted in February 1999.

Average cash and investment balances increased 58% from the prior year while interest rates remained relatively flat from fiscal 1999 to fiscal 2000. The 268% increase in interest and other income in fiscal 2000 from fiscal 1999 was primarily due to the $11.2 million decrease in interest expense related to the redemption of the convertible notes in February 1999 and increased interest income on higher average cash and investment balances. In 1999, average cash and investment balances decreased slightly from the prior year while interest rates increased moderately, keeping interest income constant from fiscal 1998 to fiscal 1999. The 10.4% increase in interest and other income in fiscal 1999 was primarily due to the decrease in interest expense related to the redemption of the convertible notes offset partially by an increase in foreign currency exchange losses. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, the balances of any debt outstanding, and foreign currency exchange rates.

     PROVISION  FOR  INCOME  TAXES


(In thousands) . . . . . . . .       2000  Change      1999   Change      1998
------------------------------  ---------  -------  --------  -------  --------
Provision for taxes on income.  $101,368*    84.5%  $54,925    (3.2%)  $56,728
    Effective tax rate . . . .     29.0%*              29.0%              31.4%

* The total provision for taxes on income in fiscal 2000 was $378.0 million, including $276.6 million in capital gains tax on the UMC merger. The combined rate for the fiscal year 2000 was 36.9%.

The tax rates in fiscal 2000 and 1999 were lower than fiscal 1998 because of the R&D tax credit and increased profits from foreign operations where the tax rate is lower than the U.S. rate.

     JOINT  VENTURE  EQUITY  CONVERTED  TO  UMC  SHARES

We recorded our proportional ownership of the net income (loss) of USIC, a wafer fabrication joint venture located in Taiwan, as joint venture equity income
(loss) prior to the conversion of USIC shares to UMC shares. In fiscal 2000, net gains were generated as USIC began to realize volume wafer production and shipments. The fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility. Net income in fiscal 1998 was primarily attributable to foreign exchange gains as well as interest earned on the USIC investment portfolio.

As a result of the conversion of our equity position in USIC to shares of UMC in January 2000, as discussed above, we will no longer record joint venture equity income.

     INFLATION

To date, the effects of inflation upon our financial results have not been significant. We cannot assure, however, inflation will not affect us materially in the future.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

Our financial condition as of March 31, 2000 continued to be strong with total current assets exceeding total current liabilities by 4.3 times. At March 31, 1999, total current assets exceeded total current liabilities by 3.9 times. We have used a combination of equity and debt financing and cash flow from operations to support on-going business activities, secure acquisitions and investments in complementary technologies, obtain facilities and capital equipment, and finance inventory and accounts receivable. Additionally, our investment in UMC is available for future sale, subject to restrictions.

     CASH,  CASH  EQUIVALENTS  AND  SHORT-TERM  INVESTMENTS

Our cash, cash equivalents and short-term investments increased by $205.3 million in fiscal 2000 as we continued to generate positive cash flows from operations. Cash, cash equivalents and short-term investments represented 25.9% of total assets at March 31, 2000. During fiscal 2000, we generated cash flow of $341.1 million from operating activities and $89.1 million from financing activities, offset by $398.2 million of cash used for investing activities. Investing activities during fiscal 2000 included $231.7 million in net purchases of investments, $143.7 million expenditures for property, plant and equipment, and $22.8 million for the purchase of Philips' CPLD business. Financing activities during 2000 included $84.3 million in proceeds from sales of common stock under employee option and stock purchase plans and $10.0 million from sales of put warrants partially offset by $5.3 million of treasury stock acquisitions.

     RECEIVABLES

Receivables  increased  103%  from  $66.5  million  at the end of fiscal 1999 to
$135.0  million  at  the  end  of  fiscal  2000.   This  increase  was primarily
attributable  to  an  increased  level  of  shipments.

     INVENTORIES

Inventories increased 152% from $52.0 million at March 1999 to $131.3 million at March 2000. Inventory levels increased during fiscal 2000 due to increased inventory requirements to support revenue growth and a planned build up of inventory for newer products. Additionally, inventory levels, measured as days of sales, declined at distributors compared to the prior fiscal year end due to the timing of shipments. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations to meet anticipated customer demand. On the other hand, we also wish to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

     PROPERTY,  PLANT  AND  EQUIPMENT

During 2000, we invested $143.7 million in property and equipment, as compared to $40.9 million in 1999. Primary investments in fiscal 2000 were for corporate building and land purchases, software development tools and semiconductor design tools, and test and manufacturing equipment at each of our manufacturing and test locations.

     CURRENT  LIABILITIES

Current liabilities increased from $167.2 million at the end of fiscal 1999 to $244.7 million at the end of fiscal 2000. The increase was primarily attributable to the increase in accounts payable and deferred income on shipments to distributors. The increase in accounts payable was a result of business expansion and the increase in deferred income on shipments to distributors was due to increased inventory build up at distributors in response to higher customer demand.

     LONG-TERM  DEBT  AND  LINES  OF  CREDIT

In fiscal 1999, we converted in full $250.0 million of 5 1/4% Convertible Subordinated Notes due 2002 for a total of 19.6 million shares of common stock at a price of $12.75 per share. We have credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our Ireland manufacturing facility. At March 31, 2000 and 1999, no borrowings were outstanding under the lines of credit. (See Note 5 of Notes to Consolidated Financial Statements.)

     STOCKHOLDERS'  EQUITY

Stockholders' equity grew by 202% in fiscal 2000 to $1,776.7 million. The increase of $897.3 million was attributable to $652.5 million in net income, $196.5 million related to the issuance of common stock from employee stock plans and the tax benefit from stock options, $43.6 million from unrealized gains on available-for-sale securities and our cumulative translation adjustment, and $10.0 million related to the sale of put warrants partially offset by the $5.3 million used to acquire treasury stock.

     SUMMARY  OF  LIQUIDITY

We anticipate that existing sources of liquidity and cash flow from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of businesses, products or technologies that would complement our businesses. We may use available cash or other sources of funding for such purposes.


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

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and less dynamic industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

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

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers' ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main foundry partner, UMC, is located.

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

We do not directly manufacture our silicon wafers. Presently, all of our wafers are manufactured by our foundry partners in Taiwan by UMC and in Japan by Seiko. We depend on our foundry partners to deliver reliable silicon wafers, with acceptable yields, in a timely manner. If our foundry partners are unable to produce and deliver silicon wafers that meet our specifications, including acceptable yields, our results of operation could be adversely affected.

Our foundry partners in Taiwan and Japan and many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

DEPENDENCE  UPON  INDEPENDENT  MANUFACTURERS  AND  SUBCONTRACTORS

We do not manufacture the semiconductor wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko, with recent wafers also manufactured by USIC until its merger into UMC. We are dependent upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Our growth will depend in large part upon our ability to obtain additional wafer fabrication capacity and assembly services from suppliers that are cost competitive. We consider various alternatives in order to secure additional wafer capacity. These alternatives include, without limitation, equity investments in, or loans, deposits, or other financial commitments to independent wafer manufacturers. We also consider the use of contracts which commit us to purchase specified quantities of wafers over extended periods. We are currently able to obtain wafers from existing suppliers in a timely manner. However, at times we have been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services to satisfy customer delivery dates, as well as our ability to process products for shipment. In addition, a significant increase in general industry demand or any interruption of supply could reduce our supply of wafers or increase our cost of such wafers. These events could have a material adverse effect on our financial condition and results of operations.

DEPENDENCE  ON  NEW  PRODUCTS

Our success depends in large part on our ability to develop and introduce new products which address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

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

COMPETITION

See  "competition"  discussed  in  Item  1.

INTELLECTUAL  PROPERTY

We rely upon patent, trademark, trade secret and copyright law to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations. (See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of litigation between Xilinx and Altera Corporation.)

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

LITIGATION

We are currently engaged in several legal matters. (See Legal Proceedings in Item 3 and Note 12 of Notes to Consolidated Financial Statements in Item 8.)


ITEM  7A.    MARKET  RATE  RISKS

Interest Rate Risk - Our exposure to interest rate risk relates primarily to our investment portfolio. (See Note 5 of Notes to Consolidated Financial Statements.) Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper, and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase in interest rates would result in a $2.8 million and $1.5 million (less than 0.3% for both years) decrease in the fair value of our available-for-sale securities as of the end of fiscal 2000 and 1999, respectively. In addition, we have historically had the ability and have the intent to hold our securities until maturity and therefore, do not expect to recognize an adverse impact on income or cash flows, although there can be no assurance of this.

Foreign currency risk - We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates, based on historical average rate fluctuations, would have had approximately a 1.0% adverse impact on revenue for fiscal years 2000, 1999 and 1998. In fiscal 2000, we have also begun to share the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. However, no currency forward contracts were outstanding as of March 31, 2000.

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each month end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. If permanent changes occur in exchange rates after an investment is made, the investment's value will increase or decrease accordingly. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                                              XILINX, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME

Years  ended  March  31,

(In thousands, except per share amounts)                                  2000        1999       1998
                                                                       -----------  ---------  ---------
Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,020,993   $661,983   $613,593
Costs and expenses:
      Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .     384,038    251,266    230,690
      Research and development. . . . . . . . . . . . . . . . . . . .     123,584     90,893     80,456
      Sales, general and administrative . . . . . . . . . . . . . . .     186,619    134,250    128,579
      Write-off of in-process research and development. . . . . . . .       4,560      3,600          -
                                                                       -----------  ---------  ---------

          Total operating costs and expenses. . . . . . . . . . . . .     698,801    480,009    439,725
                                                                       -----------  ---------  ---------

Operating income. . . . . . . . . . . . . . . . . . . . . . . . . . .     322,192    181,974    173,868

Capital gain from merger of United Silicon Inc. with
   United Microelectronics Corp . . . . . . . . . . . . . . . . . . .     674,728          -          -
Interest income and other . . . . . . . . . . . . . . . . . . . . . .      27,361     19,341     20,652
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .          (9)   (11,916)   (13,924)
                                                                       -----------  ---------  ---------
Income before provision for taxes on income, equity in joint
    venture and cumulative effect of change in  accounting principle.   1,024,272    189,399    180,596

Provision for taxes on income . . . . . . . . . . . . . . . . . . . .     378,006     54,925     56,728
                                                                       -----------  ---------  ---------

Income before equity in joint venture and cumulative effect
     of change in accounting principle. . . . . . . . . . . . . . . .     646,266    134,474    123,868

Equity in income/(loss) of joint venture. . . . . . . . . . . . . . .       6,184     (5,236)     2,719
                                                                       -----------  ---------  ---------

Income before cumulative effect of change in
     accounting principle . . . . . . . . . . . . . . . . . . . . . .     652,450    129,238    126,587

Cumulative effect of change in accounting principle . . . . . . . . .           -    (26,646)         -
                                                                       -----------  ---------  ---------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  652,450   $102,592   $126,587
                                                                       ===========  =========  =========

Net income per share:
     Basic
        Income before cumulative effect of change in
              accounting principle. . . . . . . . . . . . . . . . . .  $     2.06   $   0.44   $   0.43
        Cumulative effect of change in accounting principle . . . . .           -      (0.09)         -
                                                                       -----------  ---------  ---------
        Basic net income per share. . . . . . . . . . . . . . . . . .  $     2.06   $   0.35   $   0.43
                                                                       ===========  =========  =========
     Diluted
        Income before cumulative effect of change in
              accounting principle. . . . . . . . . . . . . . . . . .  $     1.90   $   0.42   $   0.40
        Cumulative effect of change in accounting principle . . . . .           -      (0.09)         -
                                                                       -----------  ---------  ---------
        Diluted net income per share. . . . . . . . . . . . . . . . .  $     1.90   $   0.33   $   0.40
                                                                       ===========  =========  =========

Shares used in per share calculations:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     316,724    292,843    294,963
                                                                       ===========  =========  =========
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     343,479    308,620    320,041
                                                                       ===========  =========  =========

Pro forma amounts with the change in accounting principle
 related to revenue recognition applied retroactively (unaudited):
    Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $661,983   $598,065
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $129,238   $118,987
    Net income per share:
        Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $   0.44   $   0.40
        Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .           -   $   0.42   $   0.37

See  accompanying  notes



                                            XILINX,  INC.
                                   CONSOLIDATED  BALANCE  SHEETS

                                                                                        March  31,
(In thousands, expect per share amounts)                                           2000         1999
                                                                                -----------  -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $   85,548   $   53,584
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . .     522,202      348,888
     Accounts receivable, net of allowances for doubtful accounts, pricing adjustments and customer returns of $15,539 and $7,409 in 2000 and
          1999, respectively . . . . . . . . . . . . . . . . . . . . . . . . .     135,048       66,470
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     131,307       52,036
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      91,282       54,911
     Advances for wafer purchases. . . . . . . . . . . . . . . . . . . . . . .      22,485       59,450
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      53,053       22,370
                                                                                -----------  -----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,040,925      657,709
                                                                                -----------  -----------

Property, plant and equipment, at cost:
     Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,944       10,361
     Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      98,674       48,017
     Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . .     168,973      117,814
     Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . .      19,351       11,290
                                                                                -----------  -----------
                                                                                   336,942      187,482
     Accumulated depreciation and amortization . . . . . . . . . . . . . . . .     (96,568)     (85,777)
                                                                                -----------  -----------
Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . .     240,374      101,705

Long-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     185,073       94,002
Restricted investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       34,358
Investment in United Microelectronics Corp in 2000 (Joint venture in 1999) . .     838,923       91,057
Advances for wafer purchases . . . . . . . . . . . . . . . . . . . . . . . . .           -       36,694
Developed technology and other assets. . . . . . . . . . . . . . . . . . . . .      43,344       54,723
                                                                                -----------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,348,639   $1,070,248
                                                                                ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   56,361   $   23,326
     Accrued payroll and payroll related liabilities . . . . . . . . . . . . .      29,796       20,223
     Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,982       25,998
     Deferred income on shipments to distributors. . . . . . . . . . . . . . .     115,002       85,709
     Interest payable and other accrued liabilities. . . . . . . . . . . . . .      15,571       11,941
                                                                                -----------  -----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .     244,712      167,197
                                                                                -----------  -----------

Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     327,272       23,733
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . . .           -            -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 2,000 shares authorized;
          none issued and outstanding. . . . . . . . . . . . . . . . . . . . .           -            -
     Common stock, $.01 par value; 500,000 shares authorized; 325,512 shares issued and outstanding at March 31, 2000; 312,762 shares issued and
          312,486 shares outstanding at  March 31, 1999. . . . . . . . . . . .       3,255        3,124
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     487,634      291,669
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,259,510      607,060
     Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .           -       (5,112)
     Accumulated other comprehensive income. . . . . . . . . . . . . . . . . .      26,256      (17,423)
                                                                                -----------  -----------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .   1,776,655      879,318
                                                                                -----------  -----------
                                                                                $2,348,639   $1,070,248
                                                                                ===========  ===========

See  accompanying  notes


                                                        XILINX,  INC.
                                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                       Years  ended  March  31,
(In thousands)                                                                    2000          1999         1998
                                                                              ------------  ------------  ----------
Increase / (decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   652,450   $   102,592   $ 126,587
   Adjustments to reconcile net income to net cash provided
      by operating activities:
          Cumulative effect of change in accounting principle. . . . . . . .            -        26,646           -
          Depreciation and amortization. . . . . . . . . . . . . . . . . . .       44,191        32,112      32,709
          Write-off of acquired in-process technology. . . . . . . . . . . .        4,560         3,600           -
          Capital gain related to United Microelectronics Corp merger. . . .     (674,728)            -           -
          Provision for deferred income taxes. . . . . . . . . . . . . . . .      254,444        (6,607)     (4,191)
          Undistributed earnings of joint venture. . . . . . . . . . . . . .       (6,184)        5,236      (3,747)
     Changes in assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .      (68,578)       (9,143)      8,075
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,160        58,328       7,469
          Prepaid assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,201)       (4,556)     (6,202)
          Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       22,537        (1,837)      2,854
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,242)         (957)     22,253
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       33,035        (2,405)      3,600
          Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .       13,054        33,509        (573)
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .       81,319        15,913      10,025
          Deferred income on shipments to distributors . . . . . . . . . . .       29,293        (8,806)     19,543
                                                                              ------------  ------------  ----------
               Total adjustments . . . . . . . . . . . . . . . . . . . . . .     (311,340)      141,033      91,815
                                                                              ------------  ------------  ----------
                      Net cash provided by operating activities. . . . . . .      341,110       243,625     218,402
                                                                              ------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale investments . . . . . . . . . . . . . . .   (2,506,365)   (1,177,948)   (337,500)
   Proceeds from sale or maturity of available-for-sale investments. . . . .    2,240,293       896,396     352,149
   Purchases of held-to-maturity investments . . . . . . . . . . . . . . . .            -       (36,228)    (72,281)
   Proceeds from maturity of held-to-maturity investments. . . . . . . . . .       34,358        36,145      72,267
   Proceeds from sale of held-to-maturity investment . . . . . . . . . . . .            -        36,202           -
   Advances for wafer purchases. . . . . . . . . . . . . . . . . . . . . . .            -             -     (90,000)
   Investments in property, plant and equipment. . . . . . . . . . . . . . .     (143,746)      (40,922)    (29,700)
   Investment in joint venture . . . . . . . . . . . . . . . . . . . . . . .            -        (5,448)    (67,422)
   Assets purchased with acquisitions. . . . . . . . . . . . . . . . . . . .      (22,750)       (6,776)          -
   Deposit on building . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -     (28,351)
                                                                              ------------  ------------  ----------
                      Net cash used in investing activities. . . . . . . . .     (398,210)     (298,579)   (200,838)
                                                                              ------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . . . .       (5,289)     (113,804)    (93,795)
   Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . .       84,315        55,481      27,189
   Proceeds from sale of put warrants. . . . . . . . . . . . . . . . . . . .       10,038             -           -
                                                                              ------------  ------------  ----------
                      Net cash provided by / (used in) financing activities.       89,064       (58,323)    (66,606)
                                                                              ------------  ------------  ----------
Net increase / (decrease) in cash and cash equivalents . . . . . . . . . . .       31,964      (113,277)    (49,042)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .       53,584       166,861     215,903
                                                                              ------------  ------------  ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .  $    85,548   $    53,584   $ 166,861
                                                                              ============  ============  ==========

SCHEDULE OF NON-CASH TRANSACTIONS:
   Tax benefit from stock options. . . . . . . . . . . . . . . . . . . . . .  $   112,143   $    34,856   $  16,099
   Issuance of treasury stock under employee stock plans . . . . . . . . . .       10,400       112,162      38,669
   Issuance of treasury stock from debt conversion . . . . . . . . . . . . .            -        53,503           -
   Conversion of long term debt to common stock. . . . . . . . . . . . . . .            -       250,322           -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9        12,992      13,008
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,881   $    21,469   $  39,472

See  accompanying  notes



                                                     XILINX, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Three years ended March 31, 2000                                                            Accumulated
                                               Common Stock Additional                        Other         Total
(In thousands)                                  Outstanding   Paid-in  Retained  Treasury  Comprehensive  Stockholders'
                                              Shares  Amount  Capital  Earnings   Stock        Income       Equity
                                              ------  ------ --------  --------- --------- -------------  -----------
BALANCE AT MARCH 31, 1997 . . . . . . . . . . 293,368 $2,934 $112,246  $ 377,881  $ (1,847) $      (534)  $    490,680
Components of comprehensive income:
   Net income . . . . . . . . . . . . . . . .       -      -        -    126,587         -             -       126,587
   Unrealized gain on available-for-sale
      securities, net of tax expense of $13 .       -      -        -          -         -            19            19
   Cumulative translation adjustment. . . . .       -      -        -          -         -       (16,604)      (16,604)
                                                                                                           ----------
           Total comprehensive income                                                                          110,002
                                                                                                           ----------
Issuance of common shares
    under employee stock plans. . . . . . . .   7,604    (18)  27,207          -         -             -        27,189
Acquisition of treasury stock . . . . . . . .  (9,320)     -        -          -   (93,795)            -       (93,795)
Issuance of treasury stock
    under employee stock plans. . . . . . . .       -      -  (38,669)         -    38,669             -             -
Tax benefit from exercise
    of stock options. . . . . . . . . . . . .       -      -   16,099          -         -             -        16,099
                                              ------- ------ --------  ---------  --------  ------------  -----------
BALANCE AT MARCH 31, 1998 . . . . . . . . . . 291,652  2,916  116,883    504,468   (56,973)      (17,119)      550,175
Components of comprehensive income:
   Net income . . . . . . . . . . . . . . . .       -      -        -    102,592         -             -       102,592
   Unrealized gain on available-for-sale
      securities, net of tax expense of $87 .       -      -        -          -         -           130           130
   Cumulative translation adjustment. . . . .       -      -        -          -         -          (434)         (434)
                                                                                                            ---------
           Total comprehensive income                                                                          102,288
                                                                                                            ---------
Issuance of common shares
   under employee stock plans . . . . . . . .  12,458    208   55,273          -         -             -        55,481
Issuance of common shares
   from convertible debt. . . . . . . . . . .  19,608      -  250,322          -         -             -       250,322
Acquisition  of treasury stock. . . . . . . . (11,232)     -        -          -  (113,804)            -      (113,804)
Issuance of treasury stock
   under employee stock plans . . . . . . . .       -      - (112,162)         -   112,162             -             -
Issuance of treasury stock
   from debt conversion . . . . . . . . . . .       -      -  (53,503)         -    53,503             -             -
Tax benefit from exercise of
   stock options. . . . . . . . . . . . . . .       -      -   34,856          -         -             -        34,856
                                              ------- ------ --------  ---------  --------  ------------  -----------
BALANCE AT MARCH 31, 1999 . . . . . . . . . . 312,486  3,124  291,669    607,060    (5,112)      (17,423)      879,318
Components of comprehensive income:
   Net income . . . . . . . . . . . . . . . .       -      -        -    652,450         -             -       652,450
   Unrealized gain on available-for-sale
     securities, net of tax expense of $18,313      -      -        -          -         -        26,073        26,073
    Cumulative translation adjustment . . . .       -      -        -          -         -        17,606        17,606
                                                                                                           ----------
           Total comprehensive income                                                                          696,129
                                                                                                           ----------
Issuance of common shares
  under employee stock plans. . . . . . . . .  13,272    131   84,184          -         -             -        84,315
Acquisition  of treasury stock. . . . . . . .    (246)     -        -          -    (5,288)            -        (5,288)
Issuance of treasury stock
  under employee stock plans. . . . . . . . .       -      -  (10,400)         -    10,400             -             -
Put option premiums . . . . . . . . . . . . .       -      -   10,038          -         -             -        10,038
Tax benefit from exercise of
  stock options . . . . . . . . . . . . . . .       -      -  112,143          -         -             -       112,143
                                              ------- ------ -------- ----------  --------  ------------  -----------
BALANCE AT MARCH 31, 2000 . . . . . . . . . . 325,512 $3,255 $487,634 $1,259,510  $      -  $     26,256   $ 1,776,655
                                              ======= ====== ======== ==========  ========  ============  ============

See  accompanying  notes



                                  XILINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  NATURE  OF  OPERATIONS

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as cores of logic and field engineering support. The wafers used to manufacture our products are obtained from independent wafer manufacturers located in Taiwan and Japan. We are dependent upon these manufacturers to produce and deliver wafers on a timely basis. We are also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing and test facilities in the United States and Ireland and sales offices throughout the world. We derive approximately one-third of our revenues from international sales, primarily in Europe and Japan.

NOTE  2.  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES AND CONCENTRATIONS OF RISK

     Basis  of  presentation

The accompanying consolidated financial statements include the accounts of Xilinx and our wholly owned subsidiaries after elimination of all intercompany transactions. Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2000 and 1998 were 52-week years ended on April 1, 2000 and March 28, 1998, respectively. Fiscal 1999 was a 53-week year ended on April 3, 1999.

Certain amounts from the prior years have been reclassified to conform to the current year presentation.

     Cash  equivalents  and  investments

Cash and cash equivalents consist of cash on deposit with banks and investments in money market instruments and U.S. Treasury notes with minimal interest rate risk and original maturities of 90 days or less when acquired. Short-term investments consist of tax-advantaged municipal bonds, commercial papers and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date. Restricted investments consisted of certificates of deposit held as collateral relating to leases for our facilities. In December 1999, we exercised our option to purchase three buildings previously leased at our San Jose corporate facility. The restricted investment of $34.4 million was used to purchase the buildings. (See Note 6 of Notes to Consolidated Financial Statements.) Long-term investments consist of U.S. Treasury notes, government agency bonds and tax-advantaged municipal bonds with maturities greater than one year, unless funds are specifically identified for current operations. We invest our cash, cash equivalents, short-term and long-term investments through various banks and investment banking institutions. This diversification of risk is consistent with our policy to maintain liquidity and ensure the collectibility of principal.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when we have the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 2000 and 1999:


(In thousands). .      2000     1999
                   --------  -------
Raw materials . .  $  6,602  $ 5,139
Work-in-progress.    78,697   27,824
Finished goods. .    46,008   19,073
                   --------  -------
                   $131,307  $52,036
                   ========  =======


     Advances  for  wafer  purchases

In fiscal 1997, we signed an agreement with Seiko Epson, a primary wafer supplier. This agreement was amended in fiscal 1998 providing for an advance to Seiko Epson of $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is made in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. The advance payment provision also provides for interest to be paid to us in the form of free wafers. Related interest income has been accrued and the accrued balance is offset as free wafers are received. Through March 31, 2000, we have received $134.3 million in wafers against this advance, of which $6.8 million was in the form of free wafers. Specific wafer pricing is in U.S. dollars and is based upon foundries with comparable technology, products and volume, and prices quoted by specific research firms for foundry prices for similar wafers.

     Property,  Plant  and  Equipment

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings. Depreciation expenses totaled $33.3 million, $27.5 million and $28.0 million for fiscal year 2000, 1999, and 1998, respectively.

     Revenue  Recognition

We recognize revenue from product sales upon transfer of title to OEMs and end users. Reserves for sales returns and allowances are recorded at the time of shipment. As further explained in Note 3 of Notes to Consolidated Financial Statements, commencing in fiscal 1999, revenue on shipments to all distributors is deferred until products are sold by the distributors to end users. Prior to fiscal 1999, revenue on shipments to domestic distributors was deferred until resale to end users because arrangements with these distributors included returns and price protection privileges which could not be reasonably estimated. Revenue on all shipments to international distributors was recognized upon shipment to the distributor, with appropriate provision of reserves for returns and allowances.

     Foreign  currency  translation

The U.S. dollar is the functional currency for our Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in "Interest income and other". The functional currency is the local currency for each of our other foreign subsidiaries. Assets and liabilities are translated at month-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income in stockholders' equity.

     Derivative  financial  instruments

As part of our ongoing asset and liability management activities, we periodically enter into certain derivative financial arrangements to reduce financial market risks. These instruments are used to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. We do not enter into derivative financial instruments for trading purposes.

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. No currency forward contracts were outstanding as of March 31, 2000.

In fiscal 1999, our two and a half year interest rate swap agreement terminated. The interest rate swap agreement was in place in order to mitigate the interest rate risks whereby the long-term debt fixed interest rate liability was matched against our short-term variable interest rate assets. The liability interest rate swap agreement involved the exchange of fixed interest rate payments for variable interest rate payments over the life of the agreement without an exchange of the notional amount. The differential to be paid or received as the variable interest rate changes was accrued and recognized as interest expense. The related amounts payable or receivable from the third party was included in other liabilities or assets. For the period of time the swap was outstanding, the fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates were not material. (See Note 5 of Notes to Consolidated Financial Statements.)

     Employee  stock  plans

We account for our stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In addition, we disclose pro forma information related to our stock plans according to Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123). (See Note 9 of Notes to Consolidated Financial Statements.)

     Use  of  estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and intangible assets, allowances for doubtful accounts, pricing adjustments, customer returns, international distributor sell-through, potential reserves relating to litigation matters as well as other accruals or reserves. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     New  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. We are required to adopt by fiscal 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on our consolidated results of operations or financial position. FASB 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial
Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have completed our review of SAB 101 and believe that our current revenue recognition policy is consistent with the guidance of SAB 101.

     Concentrations  of  credit  risk

We attempt to mitigate the concentration of credit risk in our trade receivables with respect to the high-technology industry with our credit evaluation process, relatively short collection terms, distributor agreements, sales among various end-user applications throughout the high-technology market and the geographical dispersion of sales. We generally do not require collateral. Bad debt write-offs have been insignificant for all years presented.

     Concentration  of  other  risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. Our results of operations are affected by a wide variety of factors, including general economic conditions, conditions specifically relating to technology companies and the semiconductor industry, decreases in average selling prices over the life of any particular product, the timing of new product introductions (by us, our competitors and others), the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing process technologies, the ability to safeguard patents and intellectual property from competitors, and the impact of new technologies resulting in rapid escalation of demand for some products in the face of equally steep decline in demand for others. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

NOTE 3. ACCOUNTING CHANGE - DEFERRED REVENUE RECOGNITION ON SALES TO INTERNATIONAL DISTRIBUTORS

During the fourth quarter of fiscal 1999, we changed our accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While we previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, we recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. We believe that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations as it better conforms to the substance of the transaction considering the changing business environment in the international marketplace, and is consistent with industry practice. The cumulative effect of the change in accounting method for prior years was a charge of $26.6 million, net of $12.0 million in taxes, or $0.09 net income per diluted share.

NOTE  4.  JOINT  VENTURE

Xilinx, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). We had a 20% equity ownership in USIC and had the right to receive up to 31.25% of the wafer capacity from this facility. We accounted for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity. In fiscal 2000 net gains were generated as USIC entered volume wafer production and shipment, while the fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility. The fiscal 1998 net income resulted primarily from favorable foreign currency exchange gains as well as interest earned on the USIC investment portfolio. Through the second quarter of fiscal 1998, equity income was immaterial and remained classified in "Interest income and other."

In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a gain of $674.7 million ($398.1 million net of taxes) in our fiscal 2000 fourth quarter as a result of the merger of USIC with UMC. The gain represents the appreciation of our investment in USIC. As a result of this merger, we own approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a percentage of our shares of UMC common stock. If our holdings fall below this level, our wafer capacity rights would be decreased prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. At March 31, 2000, the restricted portion of our UMC investment totaled $396.5 million.

NOTE  5.  FINANCIAL  INSTRUMENTS

     Cash  and  Investments

The  following  is  a  summary  of  available-for-sale  securities:


                                            March 31, 2000                                March 31, 1999
                                           Gross      Gross    Estimated                Gross       Gross     Estimated
(In thousands)               Amortized  Unrealized  Unrealized     Fair     Amortized Unrealized  Unrealized   Fair
                                Cost       Gains      Losses      Value        Cost      Gains       Losses    Value
                             ----------  ---------  ----------  ----------  ---------  ---------  ----------  ---------
Money market funds . . .  .  $   93,172  $       -  $        -  $    93,172  $ 34,829  $       -  $        -   $34,829
Commercial paper . . . .  .      62,712          -           -       62,712         -          -           -         -
U.S. Treasury notes. . .  .       5,005          -           -        5,005     2,071          8           -     2,079
Auction rate preferred .  .     335,039          1         (14)     335,026   262,007         25         (10)  262,022
Government agency bonds.  .       9,925          -        (142)       9,783         -          -           -         -
Municipal bonds. . . . .  .     300,897        370      (1,513)     299,754   178,425        437         (73)  178,789
Investment in UMC. . . .  .     396,509     45,904           -      442,413         -          -           -         -
                              ----------  ---------  ----------  ----------  --------  ---------  ----------  -------
                             $1,203,259   $ 46,275   $  (1,669)  $1,247,865  $477,332  $     470  $      (83) $477,719
                              ==========  =========  ==========  ==========  ========  =========  ==========  ========
Included in:
    Cash and cash equivalents                                   $    98,177                                    $34,829
    Short-term investments                                          522,202                                    348,888
    Long-term investments                                           185,073                                     94,002
    Investment in UMC                                               442,413                                          -
                                                                 ----------                                   -------
                                                                 $1,247,865                                   $477,719
                                                                 ==========                                   ========


At March 31, 1999, held to maturity investments totaled $34.4 million held in a restricted certificate of deposit for which cost approximated market value. In fiscal 2000, we sold the held-to-maturity investment of $34.4 million, resulting in no gain or loss, in order to purchase three buildings at our San Jose corporate facility. No investments were held to maturity as of March 31, 2000.

     Derivatives

In fiscal 2000, we utilized forward currency contracts to protect against the net yen exposure created when we began purchasing most of our wafers from Japanese suppliers in U.S. dollars yet continued to invoice Japanese customers in yen. Realized losses of $ 0.5 million in fiscal 2000 and $2.3 million in fiscal 1999 were offset against revenue when there was a firm commitment, otherwise they were included in "Interest income and other. " At March 31, 2000 and 1999, no commitments under foreign currency forward or option contracts were outstanding.

In fiscal 1997, we entered into an interest rate swap agreement with a third party in order to reduce risk related to movements in interest rates. Under the agreement, we effectively converted the fixed rate interest payments related to $125.0 million of our convertible long-term debt to variable rate interest payments without the exchange of the underlying principal amounts. We received fixed interest rate payments (equal to 5.935%) from the third party and were obligated to make variable rate payments (equal to the three month Libor rate) to the third party during the term of the agreement. In fiscal 1999, the interest rate swap agreement terminated, resulting in an immaterial gain. For the period of time the swap was outstanding, the fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates were not material.

In fiscal 1997, we entered into foreign exchange forward contracts to minimize the impact of future exchange fluctuations on the U.S. dollar cost of investing in the USIC joint venture. The contracts required us to exchange U.S. dollars for New Taiwan dollars and matured within one year. The contracts were accounted for as a hedge of an identifiable foreign currency commitment.

     Lines  of  Credit

We have $40 million available under a syndicated bank revolving credit line agreement, which expires in March 2001. Under this agreement, borrowings bear interest at the prime rate or 0.625% over the Libor rate. Additionally, our Ireland manufacturing facility has an additional $6.2 million available under a multicurrency credit line, which expires in November 2000. Under this agreement, borrowings bear interest at the bank's prime rate or 0.75% over the Euribor rate. At March 31, 2000, no borrowings were outstanding under any credit lines. We are in full compliance with the agreement's required covenants and financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.

In fiscal 1999, we converted in full $250.0 million of 5 1/4 % Convertible Subordinated Notes due 2002 for a total of 19.6 million shares of common stock at a price of $12.75 per share.

NOTE  6.  COMMITMENTS

We lease some of our manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:

           Years ended March 31,     (In thousands)
                                     --------------
                             2001     $ 2,671
                             2002       2,526
                             2003       2,294
                             2004       1,511
                             2005       1,302
                             Thereafter 1,590
                                      -------
                                      $11,894
                                      =======

Rent  expense  was  approximately $7.3 million for fiscal 2000, and $4.5 million
each  for  fiscal  years  1999  and 1998.   The increased rent expense is due to
expansion  at  our  corporate  facility.

During fiscal 1998, we entered into an agreement for a facility to be built on property adjacent to our corporate facilities which was completed in fiscal 2000. Upon signing the lease agreement, we paid the lessor $31.3 million for prepaid rent and an option to purchase the facility. The rent prepayment covered one year and was discounted to its present value. We exercised the lease agreement's purchase option in fiscal 2000 and the prepaid purchase option was considered payment in full.

In December 1999, we exercised another option to purchase three buildings previously leased at our San Jose corporate facility. The restricted investment of $34.4 million related to certain collateral requirements on the building leases was used to purchase the three buildings.

NOTE  7.  NET  INCOME  PER  SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding.

The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 26.8 million, 15.8 million and 25.1 million incremental common shares attributable to outstanding options for fiscal years 2000, 1999 and 1998, respectively.

Before the long-term debt was converted to equity in the amount of approximately
19.6 million shares, they were not included in the calculation of diluted net income per share, as their inclusion would have had an anti-dilutive effect for all periods presented. Outstanding options to purchase approximately 0.3 million, 9.6 million and 7.4 million shares, for the fiscal years 2000, 1999 and 1998, respectively, under the Company's Stock Option Plans were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect. In addition, the put warrants disclosed in Note 9 did not have any impact on basic or diluted net income per share in the year ended March 31, 2000 as their inclusion would have had an anti-dilutive effect.

NOTE  8.  COMPREHENSIVE  INCOME

We adopted Statement of Financial Accounting Standards No. 130 (FASB 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FASB 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on our consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for Xilinx is from foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities.

The components of comprehensive income for the fiscal years 2000, 1999 and 1998 are as follows:


                                                              March  31,
(in thousands)                                        2000      1999       1998
                                                    --------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . . . .  $652,450  $102,592   $126,587
Cumulative translation adjustment. . . . . . . . .    17,606      (434)   (16,604)
Unrealized gain on available for sale securities,
     net of tax. . . . . . . . . . . . . . . . . .    26,073       130         19
                                                    --------  ---------  ---------
Comprehensive income . . . . . . . . . . . . . . .  $696,129  $102,288   $110,002
                                                    ========  =========  =========


The components of accumulated other comprehensive income (loss) for the fiscal years 2000, 1999, and 1998 are as follows:

                                                               March  31,
(in thousands)                                        2000      1999       1998
                                                    --------  ---------  ---------
Cumulative translation adjustment. . . . . . . . .  $   (49)  $(17,655)  $(17,221)
Unrealized gain on available for sale securities,
     net of tax. . . . . . . . . . . . . . . . . .   26,305        232        102
                                                    --------  ---------  ---------
Accumulated other comprehensive income (loss). . .  $26,256   $(17,423)  $(17,119)
                                                    ========  =========  =========


NOTE  9.  STOCKHOLDERS'  EQUITY

In December 1999, Xilinx shareholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 300 million to 500 million. The Company's Certificate of Incorporation also provides for 2 million shares of undesignated preferred stock.

     Treasury  stock  and  put  options

We authorized a stock buyback program in December 1997 whereby up to 8 million shares of our common stock could be purchased in the open market from time to time as market and business conditions warranted. This program was completed in November 1998. In April and September 1998, additional stock repurchase programs were authorized to each buyback up to 12 million shares of our common stock. We have reissued treasury shares repurchased in response to Employee Stock Option exercises and Employee Qualified Stock Purchase Plan requirements as well as in conjunction with our redemption of convertible debt. During fiscal 2000 and 1999, we repurchased a total of 0.2 million and 11.2 million shares of common stock for $5.3 million and $113.8 million, respectively. In fiscal 2000 and 1999, 0.5 million and 16.8 million shares were reissued, respectively. We were not holding any treasury shares as of March 31, 2000. In conjunction with the stock repurchase program, during fiscal 2000, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price, ranging from $33 to $42 per share. The outstanding put warrants will expire at various dates through October 2000. As of March 31, 2000, we have 1.2 million shares of outstanding put warrants.

     Stock  split

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

     Stockholder  Rights  Plan

In October 1991, we adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights become exercisable based upon the occurrence of certain conditions including acquisitions of Company stock, tender or exchange offers and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of preferred stock of the Company or, under limited circumstances, of the acquirer. The rights are redeemable at the Company's option, under certain conditions, for $.01 per right and expire on October 4, 2001.

     Employee  Stock  Option  Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 83.9 million shares as of March 31, 2000. Options to purchase shares of our common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over four or five years.

A  summary of our Option Plans activity, and related information are as follows:



Years ended March 31,                    2000                 1999                1998
                                  ------------------  -------------------  ------------------
                                            Weighted             Weighted            Weighted
                                             Average              Average             Average
                                   Shares   Exercise    Shares   Exercise   Shares   Exercise
                                   (000)      Price     (000)      Price     (000)     Price
                                  --------  ---------  --------  ---------  -------  ---------
Outstanding at beginning of year   63,158   $    9.50   58,098   $    6.67  54,832   $    5.14
  Granted. . . . . . . . . . . .    4,149       37.24   18,560       15.04  11,916       11.95
  Exercised. . . . . . . . . . .  (10,997)       6.03  (10,844)       3.98  (6,160)       2.68
  Forfeited. . . . . . . . . . .     (977)      13.74   (2,656)       9.03  (2,490)       7.94
                                  --------  ---------  --------  ---------  -------  ---------
Outstanding at end of year . . .   55,333   $   12.19   63,158   $    9.50  58,098   $    6.67
                                  ========  ---------  ========  ---------  =======  ---------
Shares available for grant . . .   28,564                5,624              15,540
                                  --------             --------             -------



The following information relates to options outstanding and exercisable under the Option Plan at March 31, 2000:

                            Options Outstanding                Options Exercisable
                  ----------------------------------------  -----------------------
                                    Weighted
                                    Average      Weighted                 Weighted
                      Options      Remaining      Average     Options      Average
Range of            Outstanding   Contractual    Exercise   Exercisable   Exercise
Exercise Prices        (000)      Life (Years)     Price       (000)        Price
----------------  -------------  --------------  ---------  ------------  ---------
 0.50 -  $7.88. .  14,387               4.19     $ 4.30       13,923      $ 4.21
 7.91 -  $9.97. .  18,601               7.00       9.03       10,969        8.88
 9.98 - $21.81 .   18,368               7.93      16.01        8,560       14.08
24.75 - $69.19.     3,977               9.47      37.85          152       32.26
----------------  -------------  --------------  ---------  ------------  ---------

 0.50 - $69.19 .   55,333               6.75     $12.19       33,604      $ 8.37
                  =============  ==============  =========  ============  =========

At March 31, 1999, 31.9 million options were exercisable at an average price of $6.42.

     Employee  Qualified  Stock  Purchase  Plan

Under our 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase our common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 2.3 million and 1.6 million shares were issued during 2000 and 1999, respectively, and 9.4 million shares were available for issuance at March 31, 2000.

     Stock-Based  Compensation

As  permitted  under  FASB  Statement  No.  123,  "Accounting  for  Stock-Based
Compensation" (FASB 123), we have elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for our stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if we had accounted for awards to employees under the fair value method of FASB 123. The fair value of stock options and stock purchase plan rights under the Option Plans and Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Our stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The fair value of stock options and stock purchase plan rights granted in fiscal years 2000, 1999 and 1998 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

                                      Stock Options     Stock Purchase Plan Rights
                                  --------------------  --------------------------
Years ended March 31,               2000  1999   1998       2000   1999   1998
--------------------------------  ------  -----  -----      -----  -----  -----
Expected life (years). . . . . .   3.5    3.0    3.0        0.5    0.5    0.5
Expected stock price volatility.   0.65   0.65   0.62       0.67   0.64   0.65
Risk-free interest rate. . . . .   5.8%   5.0%   6.0%       5.3%   5.0%   5.5%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period. Had we accounted for stock-based awards to employees under FASB 123, our net income would have been $560.3 million, $65.2 million, and $95.6 million in 2000, 1999, and 1998, respectively. Basic net income per share would have been $1.73, $0.22, and $0.32 in 2000, 1999, and 1998, respectively, while diluted net income per share would have been $1.60, $0.21, and $0.31, respectively.

Calculated under FASB 123, the weighted-average fair value of the stock options granted during 2000, 1999, and 1998 was $18.87, $6.90, and $5.34 per share, respectively. The weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 2000, 1999, and 1998 were $18.19, $4.98, and $3.63 per share, respectively.

NOTE  10.  INCOME  TAXES


                             Years  ended  March  31,
(In thousands)              2000      1999      1998
                          --------  --------  --------
Federal: . . .  Current   $ 97,019  $45,482   $45,808
                Deferred   217,969   (3,558)   (3,880)
                          --------  --------  --------
                           314,988   41,924    41,928
                          --------  --------  --------

State: . . . .  Current     15,851    9,187     9,285
                Deferred    36,475   (3,049)     (311)
                          --------  --------  --------
                            52,326    6,138     8,974
                          --------  --------  --------

Foreign: . . .  Current     10,692    6,863     5,826
                          --------  --------  --------

Total                     $378,006  $54,925   $56,728
                          ========  ========  ========

The tax benefits associated with the disqualifying dispositions of stock options or employee stock purchase plan shares reduced taxes currently payable by $112.1 million, $34.9 million, and $16.1 million for fiscal 2000, 1999, and 1998, respectively. Such benefits are credited to additional paid-in capital when realized. Pretax income from foreign operations was $106.4 million, $61.2 million, and $55.5 million for fiscal years 2000, 1999, and 1998, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, accumulated to approximately $111.7 million as of March 31, 2000. The residual U.S. tax liability, if such amounts were remitted, would be approximately $27.9 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:



                                              Years  ended  March  31,
(In thousands)                              2000       1999       1998
                                          ---------  ---------  ---------
Income before provision for taxes. . . .  $349,544   $189,399   $180,596
Federal statutory tax rate . . . . . . .        35%        35%        35%
                                          ---------  ---------  ---------
Computed expected tax. . . . . . . . . .  $122,340   $ 66,290   $ 63,209
State taxes net of federal benefit . . .     7,697      3,990      5,833
Tax exempt interest. . . . . . . . . . .    (5,472)    (3,822)    (4,003)
Foreign earnings at lower tax rates. . .   (15,370)    (4,415)    (4,586)
Research and development tax credit. . .    (4,189)    (3,999)    (3,007)
Other. . . . . . . . . . . . . . . . . .    (3,638)    (3,119)      (718)
                                          ---------  ---------  ---------
Provision for taxes before capital gain.   101,368     54,925     56,728
Tax on capital gain from UMC merger. . .   276,638          -          -
                                          ---------  ---------  ---------
Provision for taxes on income. . . . . .  $378,006   $ 54,925   $ 56,728
                                          =========  =========  =========

The major components of deferred tax assets and liabilities consist of the following:


                                                    Years ended March 31,
(In thousands)                                         2000       1999
                                                    ----------  ---------
Deferred tax assets:
     Inventory valuation differences . . . . . . .  $  10,725   $ 10,347
     Deferred income on shipments to distributors.     76,262     49,449
     Nondeductible accrued expenses. . . . . . . .      5,948      5,666
     Other . . . . . . . . . . . . . . . . . . . .     (1,453)       (30)
                                                    ----------  ---------
     Total . . . . . . . . . . . . . . . . . . . .     91,482     65,432
                                                    ----------  ---------
Deferred tax liabilities:
     Depreciation and amortization . . . . . . . .      4,023      3,908
     Unremitted foreign earnings . . . . . . . . .    (36,453)   (26,576)
     Capital gain from merger of USIC with UMC . .   (276,638)         -
     Current net value of investments. . . . . . .    (18,313)         -
     Other . . . . . . . . . . . . . . . . . . . .        617     (1,065)
                                                    ----------  ---------
     Total . . . . . . . . . . . . . . . . . . . .   (326,764)   (23,733)
                                                    ----------  ---------

Total net deferred tax (liabilities) assets. . . .  $(235,282)  $ 41,699
                                                    ==========  =========

NOTE  11.  SEGMENT  INFORMATION

We operate and track our results in one operating segment. We design, develop and market programmable logic semiconductor devices and the related software design tools.

Enterprise wide information is provided in accordance with FASB 131. Geographic revenue information for the fiscal years 2000, 1999, and 1998 is based on the shipment location. Long-lived assets include property, plant and equipment as well as intangible assets including developed technology, assembled workforce and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while the intangible assets are based on the location of the owning entity.

Net  revenues  from unaffiliated customers by geographic region were as follows:



                                     Years ended March 31,
(In thousands)                    2000       1999      1998
                               ----------  --------  --------
United States . . . . . . . .  $  681,078  $447,147  $381,357
Europe. . . . . . . . . . . .     201,772   139,815   137,131
Japan . . . . . . . . . . . .      82,581    47,522    62,668
Southeast Asia/Rest of World.      55,562    27,499    32,437
                               ----------  --------  --------
                               $1,020,993  $661,983  $613,593
                               ==========  ========  ========


Net  long-lived  assets  by  country  were  as  follows:


                Years ended March 31,
(In thousands)      2000      1999
                --------  --------
United States.  $207,769  $ 77,856
Ireland. . . .    35,370    27,888
Other. . . . .    26,375    10,360
                --------  --------
                $269,514  $116,104
                ========  ========

No end customer accounted for more than 10% of revenues in 2000, 1999, or 1998. Approximately 27%, 20% and 14% of net revenues were recognized through our largest domestic distributor in 2000, 1999, and 1998, respectively. A second domestic distributor accounted for approximately 24%, 17% and 11% of net revenues in fiscal 2000, 1999 and 1998, respectively.

NOTE  12.  LITIGATION

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. In October 1999, the Court ruled on all but one of the motions. As a result of those rulings, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement under two Company patents by Altera. The remaining claims against Altera will be decided at a trial scheduled to begin in October, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is currently scheduled to commence on June 19, 2000.

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

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against Xilinx in Superior Court in Santa Clara County, California, arising out of our efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims Xilinx engages in unfair business practices and interference with contractual relations. On September 10, 1998 we filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against Xilinx for malicious prosecution of civil action and defamation. On September 15, 1999, the Court dismissed all of our claims against Altera and Mr. Ward, finding that we were unable to show any damages we suffered as a result of any actions by Mr. Ward. Claims against Xilinx are still pending.

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

On July 31, 1998, the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patents. During the third quarter of fiscal 1999, we entered into a license settlement with Lemelson. In response, Lemelson dismissed with prejudice all claims against us.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.

NOTE  13.  WRITE-OFF  OF  IN-PROCESS  TECHNOLOGY

We completed the acquisition of Philips Semiconductors' line of low-power complex programmable logic devices (CPLDs) on August 2, 1999. The total cost, including acquisition related fees, was approximately $22.8 million. The purchase price allocation, based on an independent appraisal, resulted in a $4.6 million charge to research and development in the second quarter of fiscal 2000. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and does not have alternative future uses.

In January 1999, we acquired certain assets of MI Acquisition LLP, for a total purchase price of $6.8 million. The purchase price allocation, based on an independent appraisal, resulted in a $3.6 million charge to research and development in the fourth quarter of fiscal 1999 for acquired in-process technology. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses.

NOTE 14.  SUBSEQUENT EVENT

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex(tm) FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has not yet had the opportunity to fully review this latest suit and investigate the facts related thereto, and therefore can make no comment as to its likely outcome.



REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS

The  Board  of  Directors  and  Stockholders
Xilinx,  Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, in the fiscal year ended March 31, 1999, the Company changed its method of recognizing revenue on certain shipments to its distributors.


                                                          /s/  Ernst & Young LLP


San  Jose,  California
April  18,  2000
except for Note 14, as to which the date is May 31, 2000




                                           XILINX, INC.
                                           SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS
                                          (in thousands)


                                              Beginning   Charged to   Deductions    Balance at
Description. . . . . . . . . . . . . . . . .  of Year     Income                (a)  End of Year

For the year ended March 31, 1998:
    Allowance for doubtful accounts, pricing
    adjustments and customer returns . . . .  $    5,734  $     5,637  $      2,963  $      8,408
For the year ended March 31, 1999:
    Allowance for doubtful accounts, pricing
    adjustments and customer returns . . . .  $    8,408  $     2,129  $      3,128  $      7,409
For the year ended March 31, 2000:
    Allowance for doubtful accounts, pricing
    adjustments and customer returns . . . .  $    7,409  $    13,985  $      5,855  $     15,539

    (a)  Represents  amounts  written  off  against  the  allowance,  customer returns or pricing adjustments  to  international  distributors.



SUPPLEMENTARY  FINANCIAL  DATA

QUARTERLY  DATA  (UNAUDITED)


                                               Year  ended  March  31,  2000
(In thousands, except per share amounts)   First     Second    Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          --------  --------  --------  --------
Net revenues . . . . . . . . . . . . . .  $211,403  $238,762  $264,259  $306,569
Gross margin . . . . . . . . . . . . . .   131,645   148,557   164,683   192,070
Net income . . . . . . . . . . . . . . .    51,615    55,974    68,504   476,357 #
Net income per share:
   Basic . . . . . . . . . . . . . . . .  $   0.16  $   0.18  $   0.21  $   1.47 #
   Diluted . . . . . . . . . . . . . . .  $   0.15  $   0.16  $   0.20  $   1.36 #
Shares used in per share calculations:
   Basic . . . . . . . . . . . . . . . .   313,865   317,534   319,891   323,397
   Diluted . . . . . . . . . . . . . . .   336,825   343,007   346,162   351,461
                                          --------  --------  --------  --------

<FT>
# Net income includes a $398,089 capital gain (net of taxes) from the UMC/USIC merger, or $1.23 per  basic  share  and  $1.13  per  diluted  share.


QUARTERLY  DATA  (UNAUDITED)

                                                                          Year  Ended  March  31,  1999
(In thousands, except per share amounts)                               First     Second    Third     Fourth
                                                                      Quarter   Quarter   Quarter   Quarter
                                                                     ---------  --------  --------  --------
NET REVENUES
    As previously reported. . . . . . . . . . . . . . . . . . . . .  $151,603   $156,443  $167,357  $184,310
    Effect of change in accounting principle. . . . . . . . . . . .    (2,078)        72     4,276         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and
    Reported in fourth quarter. . . . . . . . . . . . . . . . . . .   149,525    156,515   171,633   184,310
                                                                     ---------  --------  --------  --------
Gross margin
    As previously reported. . . . . . . . . . . . . . . . . . . . .    94,780     97,629   101,395   115,216
    Effect of change in accounting principle. . . . . . . . . . . .    (1,475)        50     3,122         -
    As restated in first three quarters and reported
    in fourth quarter . . . . . . . . . . . . . . . . . . . . . . .    93,305     97,679   104,517   115,216
                                                                     =========  --------  --------  --------
NET INCOME
    As previously reported. . . . . . . . . . . . . . . . . . . . .    27,029     27,831    33,919    39,254
    Effect of change in accounting principle. . . . . . . . . . . .   (27,664)        35     2,188         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter . . . . . . . . . . . . . . . . . . . . . . .  $   (635)  $ 27,866  $ 36,107  $ 39,254
                                                                     =========  --------  --------  --------
NET INCOME PER BASIC SHARE:
Earnings per share before cumulative effect of
  change in accounting principle
    As previously reported. . . . . . . . . . . . . . . . . . . . .  $   0.09   $   0.10  $   0.12  $   0.13
    Effect of change in accounting principle. . . . . . . . . . . .         -          -      0.01         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter . . . . . . . . . . . . . . . . . . . . . . .      0.09       0.10      0.13      0.13
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.09)         -         -         -

Earnings after cumulative effect of change in accounting principle.         -       0.10      0.13      0.13
                                                                     ---------  --------  --------  --------
NET INCOME PER DILUTED SHARE:
Earnings per share before cumulative effect of
change in accounting principle
    As previously reported. . . . . . . . . . . . . . . . . . . . .      0.09       0.10      0.11      0.12
    Effect of change in accounting principle. . . . . . . . . . . .         -          -      0.01         -
                                                                     ---------  --------  --------  --------
    As restated in first three quarters and reported
    in fourth quarter . . . . . . . . . . . . . . . . . . . . . . .      0.09       0.10      0.12      0.12
Cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.09)         -         -         -
                                                                     ---------  --------  --------  --------
Earnings after cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . . . . . . . . . .  $      -   $   0.10  $   0.12  $   0.12
                                                                     ---------  --------  --------  --------
Shares used in per share calculations:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   291,372    287,647   287,639   304,713
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   307,352    299,522   302,325   325,281
                                                                     ---------  --------  --------  --------



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


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

The  information  concerning  the  Company's executive officers required by this
Item is incorporated by reference to the section in Item 1 hereof entitled "Executive Officers of the Registrant."

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

(b)    Reports  on  Form  8-K.   No  reports  on  Form 8-K were filed during the
       fourth  quarter  of  fiscal  2000.

(c)    Exhibits



Exhibit  Number     Description
---------------     -----------
3.1  (1)            Restated Certificate of Incorporation of the Company, as amended to date.
3.2  (2)            Bylaws  of  the  Company,  as  amended  to  date.
4.1  (3)            Preferred  Shares  Rights  Agreement  dated  as  of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
10.1  (4)           Lease  dated  March 27, 1995 for adjacent facilities at 2055 Logic
                    Drive  and  2065  Logic Drive,  San  Jose,  California.
10.2  (4)           First  Amendment  to  Master  Lease  dated  April 27, 1995 for the Company's facilities at 2100 Logic Drive and 2101 Logic Drive, San Jose, California.
10.3  (5)           Lease  dated  October  8, 1997 for an additional facility on Logic
                    Drive,  San  Jose, California.
10.4.1  (6)         Agreement  of  Purchase  and  Sale of Land in Longmont Colorado,
                    dated November  24,  1997.
10.4.2  (6)         First  Amendment  to  Agreement  of Purchase and Sale of Land in
                    Longmont  Colorado, dated  January  15,  1998.
10.5  (2)           1988  Stock  Option  Plan,  as  amended.
10.6  (7)           1990  Employee  Qualified  Stock  Purchase  Plan,  as  amended.
10.7  (7)           1997  Stock  Option  Plan.
10.8  (2)           Form  of  Indemnification  Agreement  between  the Company and its officers  and directors.
10.9  (8)           Letter  Agreement  dated  as of January 22, 1996 of the Company to
                    Willem  P.  Roelandts.
10.10.1  (8)        Consulting  Agreement  dated  as  of  June  1, 1996 between the
                    Company  and Bernard  V.  Vonderschmitt.
10.10.2  (6)        Amended  Services  and  Compensation  Exhibit to the Consulting Agreement
                    dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.
10.10.3 (6)         Second Amendment to the Consulting Agreement dated as of June 1,
                    1996  between  the Company  and  Bernard  Vonderschmitt.
10.11  (9)          Letter  Agreement  dated  as  of  April 1, 1997 of the Company to
                    Richard  W.  Sevcik.
10.12.1  (10)  (11) Foundry Venture Agreement dated as of September 14, 1995 between the  Company  and  United  Microelectronics  Corporation  (UMC).
10.12.2  (10)  (11) Fabven  Foundry Capacity Agreement dated as of September
                    14,  1995  between  the Company  and  UMC.
10.12.3  (10)  (11) Written Assurances Re Foundry Venture Agreement dated as of  September  29, 1995  between  UMC  and  the  Company.
10.13.1  (8)  (10)  Advance  Payment  Agreement  entered into on May 17, 1996 between  Seiko Epson  Corporation  and  the  Company.
10.13.2  (6)  (10)  Amended and Restated Advance Payment Agreement with Seiko
                    Epson  dated December  12,  1997.
10.14  (8)          Indenture  dated  November  1, 1995 between the Company and State
                    Street Bank  and  Trust  Company.
10.15  (10) (12)    Letter Agreement dated January 13, 2000 between the Company and UMC.
21.1                Subsidiaries  of  the  Company.
23                  Consent  of  Ernst  &  Young  LLP,  Independent  Auditors.
24.1                Power  of  Attorney.
27.1                Financial Data Schedule for fiscal year ended March 31, 2000.



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

(12)  Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
      April 1,  2000.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of June, 2000.

                                          XILINX,  INC.



                                          By:   /s/  Willem P. Roelandts
                                          ------------------------------
                                          Willem  P.  Roelandts,
                                          Chief Executive Officer and President