Form 10-Q
period 2000-07-01
XILINX INC
filed 2000-08-11
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2000 or
                                                             --------------
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
                                        YES  [   ]        NO  [ X ]






Class                                 Shares Outstanding at July 28, 2000
-----                                 -----------------------------------
Common Stock, $.01 par value                    328,600,000




PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements


                                    XILINX, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                 Three Months Ended
(in thousands, except per share amounts)                          July 1,   July 3,
                                                                    2000      1999
                                                                  --------  --------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . .  $364,875  $211,403

Costs and expenses:
     Cost of revenues. . . . . . . . . . . . . . . . . . . . . .   136,929    79,758
     Research and development. . . . . . . . . . . . . . . . . .    43,193    26,009
     Sales, general and administrative . . . . . . . . . . . . .    63,399    39,539
                                                                  --------  --------

          Operating costs and expenses . . . . . . . . . . . . .   243,521   145,306
                                                                  --------  --------

Operating income . . . . . . . . . . . . . . . . . . . . . . . .   121,354    66,097

Interest income and other, net . . . . . . . . . . . . . . . . .     8,960     5,679
                                                                  --------  --------

Income before provision for taxes on income and equity in joint
   venture . . . . . . . . . . . . . . . . . . . . . . . . . . .   130,314    71,776

Provision for taxes on income. . . . . . . . . . . . . . . . . .    36,488    20,815
                                                                  --------  --------

Income before equity in joint venture. . . . . . . . . . . . . .    93,826    50,961

Equity income of joint venture . . . . . . . . . . . . . . . . .         -       654
                                                                  --------  --------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 93,826  $ 51,615
                                                                  ========  ========

Net income  per share:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.29  $   0.16
                                                                  ========  ========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.27  $   0.15
                                                                  ========  ========

Shares used in per share calculations:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .   326,030   313,865
                                                                  ========  ========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .   353,448   336,825
                                                                  ========  ========



(See accompanying Notes to Condensed Consolidated Financial Statements.)




                                            XILINX, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             July 1,     April 1,
(in thousands)                                                               2000         2000
                                                                          ------------  -----------
                                                                          (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $   149,341   $   85,548
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . .      538,560      522,202
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .      218,309      135,048
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      160,187      131,307
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .       77,900       91,282
     Advances for wafer purchases. . . . . . . . . . . . . . . . . . . .        4,810       22,485
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . .       51,194       53,053
                                                                          ------------  -----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .    1,200,301    1,040,925
                                                                          ------------  -----------

Property, plant and equipment, at cost:. . . . . . . . . . . . . . . . .      358,020      336,942
     Accumulated depreciation and amortization . . . . . . . . . . . . .     (105,681)     (96,568)
                                                                          ------------  -----------
Net property, plant and equipment. . . . . . . . . . . . . . . . . . . .      252,339      240,374

Long-term investments. . . . . . . . . . . . . . . . . . . . . . . . . .      176,070      185,073
Investment in United Microelectronics Corp . . . . . . . . . . . . . . .      705,704      838,923
Developed technology and other assets. . . . . . . . . . . . . . . . . .       43,847       43,344
                                                                          ------------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,378,261   $2,348,639
                                                                          ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $    77,192   $   56,361
     Accrued payroll and payroll related liabilities . . . . . . . . . .       31,925       29,796
     Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . .       34,962       27,982
     Deferred income on shipments to distributors. . . . . . . . . . . .      154,381      115,002
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .       17,642       15,571
                                                                          ------------  -----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      316,102      244,712
                                                                          ------------  -----------

Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . .      264,940      327,272
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . .            -            -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value (none issued) . . . . . . . . . . .            -            -
     Common stock, $.01 par value. . . . . . . . . . . . . . . . . . . .        3,267        3,255
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      492,697      487,634
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .    1,353,336    1,259,510
     Accumulated other comprehensive (loss) / income . . . . . . . . . .      (52,081)      26,256
                                                                          ------------  -----------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . .    1,797,219    1,776,655
                                                                          ------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .   $2,378,261   $2,348,639
                                                                          ============  ===========

(See accompanying Notes to Condensed Consolidated Financial Statements.)





                                                    XILINX, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                               Three Months Ended
(in thousands)                                                                                 July 1,     July 3,
                                                                                                 2000        1999
                                                                                              ----------  ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  93,826   $  51,615
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .     13,673       8,409
               Undistributed earnings of joint venture . . . . . . . . . . . . . . . . . . .          -        (654)
               Changes in assets and liabilities:
                       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .    (83,261)     (9,250)
                       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,595)      5,125
                       Other prepaid assets. . . . . . . . . . . . . . . . . . . . . . . . .        953        (457)
                       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .     (1,883)    (13,887)
                       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,344)      6,477
                       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     20,831      10,356
                       Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .      4,200       6,046
                       Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . .     48,599      23,880
                       Deferred income on shipments to distributors. . . . . . . . . . . . .     39,379      (3,950)
                                                                                              ----------  ----------
                               Total adjustments . . . . . . . . . . . . . . . . . . . . . .     27,552      32,095
                                                                                              ----------  ----------
                                    Net cash provided by operating activities. . . . . . . .    121,378      83,710

Cash flows from investing activities:
    Purchases of available-for-sale investments. . . . . . . . . . . . . . . . . . . . . . .   (908,666)   (667,778)
    Proceeds from sale or maturity of available-for-sale investments . . . . . . . . . . . .    902,016     641,913
    Purchases of property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .    (21,944)     (9,880)
                                                                                              ----------  ----------
                                     Net cash used in investing activities . . . . . . . . .    (28,594)    (35,745)

Cash flows from financing activities:
    Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (53,828)     (5,289)
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .     15,081      13,102
    Proceeds from sales of put warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .      9,756       1,535
                                                                                              ----------  ----------
                                     Net cash (used in) /provided  by  financing activities.    (28,991)      9,348
                                                                                              ----------  ----------
Net increase  in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .     63,793      57,313

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . .     85,548      53,584
                                                                                              ----------  ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $ 149,341   $ 110,897
                                                                                              ==========  ==========

Schedule of non-cash transactions:
    Tax benefit from stock option exercises. . . . . . . . . . . . . . . . . . . . . . . . .  $  34,066   $  10,126
    Issuance of treasury stock under employee stock plans. . . . . . . . . . . . . . . . . .     53,828      10,400

Supplemental disclosures of cash flow information:
    Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $       5
    Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29         361

(See accompanying Notes to Condensed Consolidated Financial Statements.)


                                  XILINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements for the year ended April 1, 2000. The balance sheet at April 1, 2000 is derived from audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any future period.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at July 1, 2000 and April 1, 2000 are as follows:



(in thousands)                      July 1,   April 1,
                                      2000      2000
                                    --------  --------
                  Raw materials. .  $  6,126  $  6,602
                  Work-in-process.   107,697    78,697
                  Finished goods .    46,364    46,008
                                    --------  --------
                                    $160,187  $131,307
                                    ========  ========


3. The computation of basic net income per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income. The total shares used in the denominator of the diluted net income per share calculation includes 27.4 million and 23.0 million incremental common shares attributable to outstanding options for the first quarter of fiscal year 2001 and 2000, respectively.

Outstanding options to purchase approximately 2.9 million and 0.4 million shares for the first quarter of fiscal year 2001 and 2000, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect. In addition, the put warrants disclosed in Note 5 did not have any impact on basic or diluted net income per share in the three months ended July 1, 2000 and July 3, 1999 as their inclusion would have had an anti-dilutive effect.

4. The changes in components of comprehensive income for the periods presented are as follows:


                                                         Three months ended
(in thousands)                                            July 1,    July 3,
                                                           2000       1999
                                                         ---------  --------
Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 93,826   $ 51,615
Cumulative translation adjustment . . . . . . . . . . .      (160)       891
Unrealized losses on available for sale securities
  arising during the period, net of tax . . . . . . . .   (77,819)      (800)
Reclassification adjustment for losses on available
  for sale securities, net of tax, included in earnings      (358)         -
                                                         ---------  ---------

Comprehensive income. . . . . . . . . . . . . . . . . .  $ 15,489   $ 51,706
                                                         =========  =========



The components of accumulated other comprehensive income (loss) at July 1, 2000 and April 3, 2000 are as follows:



(in thousands)                                     July 1,    April 1,
                                                    2000        2000
                                                  ---------  ----------
Cumulative translation adjustment. . . . . . . .  $   (210)  $     (49)
Unrealized (loss) / gain on available for sale
     securities, net of tax. . . . . . . . . . .   (51,871)     26,305
                                                  ---------  ----------
Accumulated other comprehensive (loss) / income.  $(52,081)  $  26,256
                                                  =========  ==========



5. Our Board of Directors has approved stock repurchase programs that allow us to repurchase shares of our common stock. During the first three months of fiscal 2001, we repurchased 839,000 shares of common stock under our authorized repurchase program at a cost of $53.8 million. In conjunction with the stock repurchase program, during the three months ended July 1, 2000, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price, ranging from $56 to $66 per share. The outstanding put warrants will expire at various dates through July 2001. As of July 1, 2000, 1.4 million put warrants are outstanding.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities", which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. We are required to adopt by fiscal 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on our consolidated results of operations or financial position. FASB 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial
Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policy is consistent with the guidance of SAB 101.

7. In 1996, Xilinx, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). We had a 20% equity ownership in USIC and had the right to receive up to 31.25% of the wafer capacity from this facility. We accounted for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity.

In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we own approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a percentage of our shares of UMC common stock. If our holdings fall below this level, our wafer capacity rights would be decreased prorated by the UMC shares we hold. (See also, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results
- Investment  Company  Act  of  1940.)

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares may not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. At July 1, 2000, the restricted portion of our UMC investment totaled $396.5 million. In June 2000, UMC distributed a dividend, in the form of dividend shares, at the rate of 200 shares for every 1,000 UMC shares held. Xilinx's dividend will equal approximately 44 million shares.

8. On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. In October 1999, the Court ruled on all but one of the motions. As a result of those rulings, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera will be decided at a trial scheduled to begin on October 5, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint, denied the allegations, and has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court.

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

RESULTS  OF  OPERATIONS:  FIRST  QUARTER  OF  FISCAL  2001 COMPARED TO THE FIRST
--------------------------------------------------------------------------------
QUARTER  OF  FISCAL  2000
-------------------------

NET  REVENUES

We currently classify our product offerings into four categories by technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and older; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan(TM) and CoolRunner(R) product lines. Advanced products include our newest technologies manufactured on 0.25-micron and smaller, which include the XC4000XV, XC4000XLA, Spartan XL, Spartan-II, Virtex(TM), and Virtex-E product lines. Our Support products make up the remainder of our product offerings and include serial proms, HardWire, and software.

Net revenues of $364.9 million in the first quarter of fiscal 2001 represented a 72.6% increase from the comparable prior year quarter of $211.4 million. Product lines that experienced significant growth during the three-month period include the XC4000XLA, XC9500, Spartan, and Virtex families. The increases in revenues of Advanced products are due to the introduction and strong market acceptance of XC4000XLA, Spartan XL and Virtex products. Increases in revenues of Mainstream products are attributable mainly to growth in the XC4000XL, Spartan, XC9500 and XC9500XL product lines. Revenues of Base products decreased slightly as customers migrated to newer product offerings. Revenues of Support products increased due to increased sale of serial proms, driven by growth in supporting Spartan and Virtex families. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future. The revenue by technology for the three month periods ended July 1, 2000 and July 3, 1999 are as follows:


                      Three Months Ended
(in millions)         July 1,   July 3,
                        2000      1999
                      --------  --------
Base products. . . .  $   29.3  $   31.7
Mainstream products.     153.1     121.8
Advanced products. .     155.5      37.5
Support products . .      27.0      20.4
                      --------  --------
Total revenue. . . .  $  364.9  $  211.4
                      ========  ========


International revenues represented approximately 36.3% of total revenues in the first quarter of fiscal 2001 as compared to 30.8% in the prior year period. The revenue by geography for the three month periods ended July 1, 2000 and July 3, 1999 are as follows:


                             Three Months Ended
(in millions)                July 1,   July 3,
                               2000      1999
                             --------  --------
North America . . . . . . .  $  232.5  $  146.4
Europe. . . . . . . . . . .      74.2      39.6
Japan . . . . . . . . . . .      32.6      14.6
Asia Pacific/Rest of World.      25.6      10.8
                             --------  --------
Total revenue . . . . . . .  $  364.9  $  211.4
                             ========  ========


The European revenue increases are driven by the 4000XLA and Virtex families. The revenue increases in Japan are mainly driven by the Virtex family. Asia Pacific/Rest of World revenue increases are driven by the CPLD, Virtex and the 4000X Product families.

GROSS  MARGIN

Gross margin was $227.9 million for the first quarter of fiscal 2001, or 62.5% of revenues as compared to $131.6 million, or 62.3% of revenues in the first quarter of fiscal 2000. The slight increase in gross margin percentage compared to last year was driven by product mix as well as continued benefits from cost improvements and manufacturing process technology advances. We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the market for our products. Management believes that gross margin objectives of approximately 62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $43.2 million, or 11.8% of revenues for the first quarter of fiscal 2001 as compared to $26.0 million, or 12.3% of revenues for the first quarter of fiscal 2000. Although total expenditures on research and development increased significantly, they decreased as a percent of revenue because of strong revenue growth. The 66.1% increase in expenditures over the prior year period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies, software development, increased labor-related costs, and testing of new products. We remain committed to a significant level of research and development effort in order to maintain our technology leadership in the programmable logic industry.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses were $63.4 million, or 17.4% of revenues for the first quarter of fiscal 2001 as compared to $39.5 million, or 18.7% of revenues for the first quarter of fiscal 2000. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth. The increases in sales, general and administrative expenses were primarily attributable to increased marketing expenses and increased sales costs on higher revenues along with increased personnel costs. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may increase significantly in the future.

INTEREST  AND  OTHER,  NET

Interest and other income, net increased to $9.0 million in the first quarter of fiscal 2001 from $5.7 million in the same prior year quarter. The increases were primarily due to the increased average cash and investment balances in the first three months of fiscal 2001 as compared to the prior year quarter resulting in increased interest income of $4.7 million over the prior year period. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

We recorded a tax provision of $36.5 million for the first quarter of fiscal 2001 as compared to $20.8 million in the same prior year period, representing effective tax rates of 28.0% and 29.0%, respectively. The lower tax rate is primarily due to increased profits in foreign jurisdictions where the tax rate is lower than the U.S. rate.

JOINT  VENTURE  EQUITY  INCOME

Prior to the conversion of USIC shares to UMC shares, we recorded our proportional ownership of the net income of USIC, a wafer fabrication joint venture located in Taiwan, as joint venture equity income. We recorded $0.7 million equity in income of joint venture for the first quarter of fiscal 2000. As a result of the conversion of our equity position in USIC to shares of UMC in January 2000, as discussed in Note 7, we no longer record joint venture equity income.

HEDGING

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. No currency forward contracts were outstanding as of July 1, 2000.

INFLATION

To date, the effects of inflation upon our financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

Our financial condition at July 1, 2000 remained strong. Total current assets exceeded total current liabilities by 3.8 times, compared to 4.3 times at April 1, 2000. We have used a combination of equity and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

We continued to generate positive cash flows from operations during the first three months of fiscal 2001. As of July 1, 2000, we had cash, cash equivalents and short-term investments of $687.9 million and working capital of $884.2 million. Cash generated by operations of $121.4 million for the first three months of fiscal 2001 was $37.7 million higher than the $83.7 million generated from the first three months of fiscal 2000. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, and increases in accounts payable, income taxes payable, and deferred income on shipments to distributors which were partially offset by increases in accounts receivable and inventories.

Cash flows used for investing activities during the three months ended July 1, 2000 included net investment purchases of $6.7 million, and $21.9 million for property, plant and equipment. During the first three months of fiscal 2000, investing activities included net investment purchases of $25.9 million, and $9.9 million of property, plant and equipment acquisitions.

Net cash flows used by financing activities were $29.0 million in the first three months of fiscal 2001 and were attributable to $53.8 million in acquisition of treasury stock, offset by $15.1 million proceeds from the issuance of common stock under employee stock plans and $9.7 million in proceeds from sales of put warrants. For the comparable fiscal 2000 period, cash provided by financing activities of $9.3 million included $13.1 million of proceeds from issuance of common stock under employee stock plans and $1.5 million in proceeds from sales of put warrants, offset by acquisition of treasury stock of $5.3 million.

Stockholders' equity increased $20.6 million during the first three months of fiscal 2001, principally as a result of the $93.8 million in net income for the three months ended July 1, 2000. In addition, the proceeds from the issuance of common stock under employee stock plans of $15.1 million, related tax benefits from stock options of $34.1 million, and $9.7 million in proceeds from sales of put warrants contributed to the increase, which were partially offset by $78.3 million in unrealized losses on available-for-sale securities primarily from our investment in UMC stock, the cumulative translation adjustment, and $53.8 million for acquisition of treasury stock.

We have available credit facilities for up to $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our wholly owned Irish subsidiary. As of July 1, 2000, we have $1.4 million in outstanding borrowings under the lines of credit.

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

Our strategy for expansion in the logic market includes continued introduction of new product architectures which address high volume, low cost applications as well as high performance, leading-edge density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products. However, we cannot provide assurance that we will be successful in achieving these strategies.

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

INVESTMENT  COMPANY  ACT  OF  1940

The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets. The 1940 Act, and rules issued under it, contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act's complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company's activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business.

In January 2000, as a result of USIC's merger with UMC (see Note 7 to Condensed Consolidated Financial Statements), we received approximately 222 million shares of UMC stock, which are publicly traded on the Taiwan Stock Exchange. We view this investment in UMC as an operating investment primarily intended to secure adequate wafer manufacturing capacity. However, because of the success of our investments during the last year, including our strategic wafer manufacturing investments, at least from the time of the completion of the merger of USIC into UMC in January 2000, we believe that we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the 1940 Act for a company not registered as an investment company.

We believe we should not be considered an investment company under the Act and should not be subject to regulation thereunder. We are prepared, if necessary, to seek exemptive or no-action relief from the SEC. However, there can be no assurance that the SEC will agree. If the SEC does not concur, we may, as a result, be required to divest ourselves or change the mix of assets that we consider strategically necessary for the conduct of our operations. Such divestitures could have a material adverse effect upon our business and results of operations.

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

FOREIGN  CURRENCY  RISK

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.0% adverse impact on revenue for the first three months in fiscal years 2001 and 2000. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. However, no currency forward contracts were outstanding as of July 1, 2000.

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


PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. Fact and expert discovery have been completed in both cases, which have been consolidated. Both Altera and Xilinx filed motions with the Court for summary judgement with respect to certain of the issues pending in the litigation. In October 1999, the Court ruled on all but one of the motions. As a result of those rulings, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera will be decided at a trial scheduled to begin on October 5, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint, denied the allegations, and has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court.

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


Item  6.     Exhibits  and  Reports  on  Form  8-K

 (a)    Exhibits                   None

 (b)    Reports  on  Form  8-K     None


Items  2,  3,  4  and  5  are  not  applicable  and  have  been  omitted.




                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         XILINX,  INC.
                                         -------------





Date   August 10, 2000                   /s/  Kris  Chellam
----------------------                   -------------------------
                                         Kris  Chellam
                                         Senior Vice President of Finance and
                                         Chief  Financial  Officer
                                         (as principal accounting and financial
                                         officer and on behalf of Registrant)