Form 10-Q
period 2000-09-30
XILINX INC
filed 2000-11-13
CIK 743988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or
                                                         ------------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.


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
                               YES  [     ]        NO  [  X  ]



Class                               Shares Outstanding at October 27, 2000
-----                               --------------------------------------
Common  Stock,  $.01  par  value       329,700,000



PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements

                                           XILINX, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                         Three Months Ended    Six Months Ended
(in thousands, except per share amounts)                 Sep. 30,   Oct. 2,   Sep. 30,   Oct. 2,
                                                           2000       1999      2000       1999
                                                         ---------  --------  ---------  --------
Net revenues. . . . . . . . . . . . . . . . . . . . . .  $ 437,360  $238,762  $ 802,235  $450,165

Costs and expenses:
     Cost of revenues . . . . . . . . . . . . . . . . .    168,325    90,205    305,254   169,963
     Research and development . . . . . . . . . . . . .     51,433    29,345     94,626    55,354
     Sales, general and administrative. . . . . . . . .     70,514    43,902    133,913    83,441
     Write-off of in-process research and development .          -     4,560          -     4,560
                                                         ---------  --------  ---------  --------

          Operating costs and expenses. . . . . . . . .    290,272   168,012    533,793   313,318
                                                         ---------  --------  ---------  --------

Operating income. . . . . . . . . . . . . . . . . . . .    147,088    70,750    268,442   136,847

Interest income and other, net. . . . . . . . . . . . .     11,323     6,320     20,283    11,999
                                                         ---------  --------  ---------  --------

Income before provision for taxes on income and equity
    in net income of joint venture. . . . . . . . . . .    158,411    77,070    288,725   148,846

Provision for taxes on income . . . . . . . . . . . . .     44,355    22,350     80,843    43,165
                                                         ---------  --------  ---------  --------

Income before equity in net income of joint venture . .    114,056    54,720    207,882   105,681

Equity in net income of joint venture . . . . . . . . .          -     1,254          -     1,908
                                                         ---------  --------  ---------  --------

Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 114,056  $ 55,974  $ 207,882  $107,589
                                                         =========  ========  =========  ========

Net income per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . .  $    0.35  $   0.18  $    0.64  $   0.34
                                                         =========  ========  =========  ========
     Diluted. . . . . . . . . . . . . . . . . . . . . .  $    0.32  $   0.16  $    0.59  $   0.32
                                                         =========  ========  =========  ========

Shares used in per share calculations:
     Basic. . . . . . . . . . . . . . . . . . . . . . .    329,650   317,534    327,009   315,700
                                                         =========  ========  =========  ========
     Diluted. . . . . . . . . . . . . . . . . . . . . .    356,046   343,007    353,909   340,220
                                                         =========  ========  =========  ========


(See accompanying Notes to Condensed Consolidated Financial Statements.)



                                  XILINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Sep. 30,     Apr. 1,
(in thousands)                                             2000         2000
                                                       ------------  -----------
                                                       (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents. . . . . . . . . . . .  $   162,509   $   85,548
     Short-term investments . . . . . . . . . . . . .      503,618      522,202
     Accounts receivable, net . . . . . . . . . . . .      243,858      135,048
     Inventories. . . . . . . . . . . . . . . . . . .      190,097      131,307
     Deferred income taxes. . . . . . . . . . . . . .       93,610       91,282
     Advances for wafer purchases . . . . . . . . . .            -       22,485
     Other current assets . . . . . . . . . . . . . .       48,643       53,053
                                                       ------------  -----------
Total current assets. . . . . . . . . . . . . . . . .    1,242,335    1,040,925
                                                       ------------  -----------

Property, plant and equipment, at cost: . . . . . . .      479,005      336,942
Accumulated depreciation and amortization . . . . . .     (114,140)     (96,568)
                                                       ------------  -----------
Net property, plant and equipment . . . . . . . . . .      364,865      240,374

Long-term investments . . . . . . . . . . . . . . . .      187,550      185,073
Investment in United Microelectronics Corp. . . . . .      651,571      838,923
Developed technology and other assets . . . . . . . .       64,297       43,344
                                                       ------------  -----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $ 2,510,618   $2,348,639
                                                       ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . .  $   100,641   $   56,361
     Accrued payroll and payroll related liabilities.       33,755       29,796
     Income tax payable . . . . . . . . . . . . . . .            -       27,982
     Deferred income on shipments to distributors . .      187,006      115,002
     Other accrued liabilities. . . . . . . . . . . .       24,177       15,571
                                                       ------------  -----------
Total current liabilities . . . . . . . . . . . . . .      345,579      244,712
                                                       ------------  -----------

Deferred tax liabilities. . . . . . . . . . . . . . .      244,757      327,272
Commitments and contingencies . . . . . . . . . . . .            -            -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value (none issued). .            -            -
     Common stock, $.01 par value . . . . . . . . . .        3,296        3,255
     Additional paid-in capital . . . . . . . . . . .      556,288      487,634
     Retained earnings. . . . . . . . . . . . . . . .    1,467,392    1,259,510
     Treasury stock, at cost. . . . . . . . . . . . .      (23,585)           -
     Accumulated other comprehensive (loss) / income.      (83,109)      26,256
                                                       ------------  -----------
         Total stockholders' equity . . . . . . . . .    1,920,282    1,776,655
                                                       ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $ 2,510,618   $2,348,639
                                                       ============  ===========


    (See accompanying Notes to Condensed Consolidated Financial Statements.)






                                                      XILINX, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                                  Six Months Ended
(in thousands)                                                                                  Sep. 30,      Oct. 2,
                                                                                                  2000          1999
                                                                                             ------------  -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  207,882   $   107,589
    Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      30,890        18,473
               Undistributed earnings of joint venture . . . . . . . . . . . . . . . . . . .           -        (1,908)
               Write-off of acquired in-process technology . . . . . . . . . . . . . . . . .           -         4,560
               Changes in assets and liabilities:
                       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .    (108,810)      (36,108)
                       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (34,352)        8,900
                       Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       2,189       (31,204)
                       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .     (32,015)      (13,277)
                       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (27,535)       14,708
                       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      44,280         8,714
                       Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       7,419         4,744
                       Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . .     114,174        34,358
                       Deferred income on shipments to distributors. . . . . . . . . . . . .      72,004         1,928
                                                                                              -----------  ------------
                               Total adjustments . . . . . . . . . . . . . . . . . . . . . .      68,244        13,888
                                                                                              -----------  ------------
                                    Net cash provided by operating activities. . . . . . . .     276,126       121,477

Cash flows from investing activities:
    Purchases of available-for-sale investments. . . . . . . . . . . . . . . . . . . . . . .  (1,780,792)   (1,293,289)
    Proceeds from sale or maturity of available-for-sale investments . . . . . . . . . . . .   1,796,707     1,208,627
    Purchases of property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .    (145,565)      (30,021)
    Purchase of Philips' CPLD assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       (22,750)
                                                                                              -----------  ------------
                                     Net cash used in investing activities . . . . . . . . .    (129,650)     (137,433)

Cash flows from financing activities:
    Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (124,491)       (5,289)
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .      42,652        38,517
    Proceeds from sales of put warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .      12,324         5,048
                                                                                              -----------  ------------
                                     Net cash (used in) /provided  by  financing activities.     (69,515)       38,276
                                                                                              -----------  ------------
Net increase  in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .      76,961        22,320

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . .      85,548        53,584
                                                                                              -----------  ------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $  162,509   $    75,904
                                                                                              ===========  ============

Schedule of non-cash transactions:
    Tax benefit from stock option exercises. . . . . . . . . . . . . . . . . . . . . . . . .  $  117,999   $    35,990
    Issuance of treasury stock under employee stock plans. . . . . . . . . . . . . . . . . .     104,980        10,400

Supplemental disclosures of cash flow information:
    Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        3   $         5
    Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,439        11,164

                        (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                  XILINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended April 1, 2000. The balance sheet at April 1, 2000 is derived from the audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any future period.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at September 30, 2000 and April 1, 2000 are as follows:



(in thousands)                      Sep. 30,   Apr. 1,
                                      2000       2000
                                    ---------  --------
                  Raw materials. .  $  11,252  $  6,602
                  Work-in-process.    120,488    78,697
                  Finished goods .     58,357    46,008
                                    ---------  --------
                                    $ 190,097  $131,307
                                    =========  ========


3. The computation of basic net income per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income. The total shares used in the denominator of the diluted net income per share calculation includes 26.4 million and 26.9 million incremental common shares attributable to outstanding options for the second quarter and first six months of fiscal year 2001, respectively, as compared to 25.5 million and 24.5 million in the comparable fiscal 2000 periods, respectively.


4. The changes in components of comprehensive income for the periods presented are as follows:

                                                          Three Months Ended     Six Months Ended
(in thousands)                                            Sep. 30,    Oct. 2,    Sep. 30,    Oct. 2,
                                                            2000       1999        2000       1999
                                                         ----------  --------   ----------  --------
Net income. . . . . . . . . . . . . . . . . . . . . . .  $ 114,056   $ 55,974   $ 207,882   $107,589
Cumulative translation adjustment . . . . . . . . . . .       (154)     3,346        (314)     4,237
Unrealized losses on available for sale securities
   arising during the period, net of tax. . . . . . . .    (31,067)      (215)   (108,886)    (1,015)
Reclassification adjustment for gains/(losses) on
   available for sale securities, net of tax, included
   in earnings. . . . . . . . . . . . . . . . . . . . .        193          -        (165)         -
                                                         ----------  ---------  ----------  ---------
Comprehensive income. . . . . . . . . . . . . . . . . .  $  83,028   $ 59,105   $  98,517   $110,811
                                                         ==========  =========  ==========  =========


The components of accumulated other comprehensive income (loss) at September 30, 2000 and April 3, 2000 are as follows:



(in thousands)                                     Sep. 30,    Apr. 1,
                                                     2000       2000
                                                  ----------  ---------
Cumulative translation adjustment. . . . . . . .  $    (363)  $    (49)
Unrealized (loss) / gain on available for sale
     securities, net of tax. . . . . . . . . . .    (82,746)    26,305
                                                  ----------  ---------
Accumulated other comprehensive (loss) / income.  $ (83,109)  $ 26,256
                                                  ==========  =========



5. The Board of Directors has approved stock repurchase programs that allow the repurchase of common stock. During the quarter ended September 30, 2000, 954,000 shares of common stock were repurchased for $74.7 million, and 668,000 shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. In conjunction with the stock repurchase program, during the six months ended September 30, 2000, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at specified prices, ranging from $56 to $71 per share. The outstanding put warrants will expire at various dates through July 2001. As of September 30, 2000, 1.2 million put warrants were outstanding.

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

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial
Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has delayed the required implementation date, which for Xilinx, will be the fourth quarter of fiscal 2001. Previously reported unaudited fiscal year 2001 quarterly operating results would be restated to reflect the impact, if any, of SAB 101 on our revenue recognition policy. We are still in the process of assessing the impact of SAB 101 on our consolidated reported results of operations based on the SEC's most recently issued guidance.

In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

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

In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we received approximately 222 million shares of UMC common stock, which represented approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend which increased our investment holdings in UMC to approximately 266 millions shares. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a specified percentage of our shares of UMC common stock. If our holdings fall below this level, our wafer capacity rights would be decreased prorated by the UMC shares we hold. (See also, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results - Investment Company Act of 1940.)

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the UMC shares were available to sell beginning in July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

8. On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. As a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera are being decided at a trial which began on October 18, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint, denied the allegations, and has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court. A claims construction hearing to determine the interpretation of Altera's patent claims is scheduled for December 7, 2000

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because the lawsuits are still in the pre-trial stages.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.

9.     Subsequent  Event

On November 9, 2000, we completed the acquisition of RocketChips, Inc., a privately-held fabless semiconductor company. RocketChips is a developer of ultra-high-speed CMOS mixed-signal transceivers serving the networking, wireless and wired telecommunications, and enterprise storage markets.

In connection with the acquisition, we issued an aggregate of approximately 2,806,000 shares of Common stock in exchange for all outstanding preferred and common stock of RocketChips and reserved approximately an additional 807,000 shares of Common stock for issuance upon exercise of outstanding employee stock options of RocketChips.

The acquisition was accounted for under the purchase method of accounting. We expect to record a one-time charge for purchased in-process research and development and expenses related to the acquisition in the third fiscal quarter ending December 30, 2000. In addition, we expect to record certain intangibles representing goodwill, assembly work force, and acquired technology in connection with the acquisition of RocketChips. The values attributed to in-process research and development and intangible assets have not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

RESULTS  OF  OPERATIONS:  SECOND  QUARTER  AND  FIRST  SIX MONTHS OF FISCAL 2001
--------------------------------------------------------------------------------
COMPARED  TO  THE  SECOND  QUARTER  AND  FIRST  SIX  MONTHS  OF  FISCAL  2000
-----------------------------------------------------------------------------

NET  REVENUES

We currently classify our product offerings into four categories by technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and older; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan (TM) and CoolRunner (R) product lines. Advanced products include our newest technologies manufactured on 0.25-micron and smaller, which include the XC4000XV, XC4000XLA, Spartan XL, Spartan-II, Virtex (R), and Virtex-E product lines. Our Support products make up the remainder of our product offerings and include configuration solutions, HardWire, and software.

Net revenues of $437.4 million in the second quarter of fiscal 2001 represented an 83.2% increase from the comparable prior year quarter of $238.8 million. Revenues for the first six months of fiscal 2001 were $802.2 million, a 78.2% increase from the prior year comparable period. Product lines that experienced significant growth during the six-month period include the XC4000XLA, XC9500XL, CoolRunner, Spartan, Spartan XL, Virtex, and Virtex-E families. The increases in revenues of Advanced products are due to the introduction and strong market acceptance of XC4000XLA, Spartan XL, Virtex and Virtex-E products. Increases in revenues of Mainstream products are attributable mainly to growth in the Spartan, CoolRunner, XC9500 and XC9500XL product lines. Revenues of Base products decreased slightly as customers migrated to newer product offerings. Revenues of Support products increased due to increased sale of configuration solutions and software, driven by growth in supporting Spartan and Virtex families. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future. The revenue by technology for the three and six month periods ended September 30, 2000 and October 2, 1999 are as follows:


                      Three Months Ended    Six Months Ended
(in millions)         Sep. 30,   Oct. 2,   Sep. 30,   Oct. 2,
                        2000       1999      2000       1999
                      ---------  --------  ---------  --------
Base products. . . .  $    29.3  $   29.4  $    58.6  $   61.2
Mainstream products.      161.6     128.6      314.7     250.4
Advanced products. .      215.0      60.5      370.5      98.0
Support products . .       31.5      20.3       58.4      40.6
                      ---------  --------  ---------  --------
Total revenue. . . .  $   437.4  $  238.8  $   802.2  $  450.2
                      =========  ========  =========  ========


International revenues represented approximately 33.9%, and 35.0% of total revenues in the second quarter and first six months of fiscal 2001 as compared to 32.2%, and 31.5% in the prior year periods. The revenue by geography for the three and six month periods ended September 30, 2000 and October 2, 1999 are as follows:


                             Three Months Ended    Six Months Ended
(in millions)                Sep. 30,   Oct. 2,   Sep. 30,   Oct. 2,
                               2000       1999      2000       1999
                             ---------  --------  ---------  --------
North America . . . . . . .  $   289.0  $  161.8  $   521.4  $  308.2
Europe. . . . . . . . . . .       85.6      48.2      159.8      87.8
Japan . . . . . . . . . . .       34.8      15.4       67.5      30.0
Asia Pacific/Rest of World.       28.0      13.4       53.5      24.2
                             ---------  --------  ---------  --------
Total revenue . . . . . . .  $   437.4  $  238.8  $   802.2  $  450.2
                             =========  ========  =========  ========



GROSS  MARGIN

Gross margin was $269.0 million and $497.0 million for the second quarter and first six months of fiscal 2001, or 61.5% and 61.9% of revenues, respectively. Gross margin for the comparable periods of fiscal 2000 were $148.6 million and $280.2 million, respectively, or 62.2% of revenues for both periods. The decrease in gross margin percentage compared to last year was driven by product mix shifts as the newly introduced Virtex-E family achieved very rapid revenue growth while manufacturing efficiencies have not been fully realized. We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the market for our products. Management believes that gross margin objectives of 60-62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will remain in this range.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures were $51.4 million for the second quarter and $94.6 million for the first six months of fiscal 2001, or 11.8% of revenues for both periods. Research and development expenditures for the comparable periods in the prior year were $29.3 million and $55.4 million, or 12.3% of revenues for both periods. Although total expenditures on research and development increased significantly, they decreased as a percent of revenue because of strong revenue growth. The 70.9% increase in expenditures over the prior year's six month period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies, and increased labor-related costs. We remain committed to a significant level of research and development effort in order to maintain our technology leadership in the programmable logic industry.

SALES,  GENERAL  AND  ADMINISTRATIVE

Sales, general and administrative expenses were $70.5 million, or 16.1% of revenues and $133.9 million or 16.7% of revenues for the second quarter and first six months of fiscal 2001, respectively. They were $43.9 million, or 18.4% of revenues and $83.4 million or 18.5% of revenues for the comparable prior year periods. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of strong revenue growth and improvements in operating efficiencies. The increases in sales, general and administrative expenses were primarily attributable to increased marketing expenses and increased sales costs on higher revenues along with increased personnel costs. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may increase in the future.

INTEREST  AND  OTHER,  NET

Interest and other income, net increased to $11.3 million in the second quarter of fiscal 2001 from $6.3 million in the prior year quarter, and increased to $20.3 million in the first six months of fiscal 2001 from $12.0 million in the prior year's comparable period. The increases were primarily due to the increased average cash and investment balances in the second quarter and the first six months of fiscal 2001 as compared to the prior year periods resulting in increased interest income of $4.6 million and $9.2 million over the respective prior year periods. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

PROVISION  FOR  INCOME  TAXES

We recorded a tax provision of $44.4 million and $80.8 million for the second quarter and first six months of fiscal 2001, respectively, representing effective tax rates of 28.0% for both periods. We recorded a provision of $22.4 million and $43.2 million for the second quarter and first six months of fiscal 2000, respectively, representing effective tax rates of 29.0% for both periods. The lower tax rate is primarily due to increased profits in foreign jurisdictions where the tax rate is lower than the U.S. rate.

JOINT  VENTURE  EQUITY  INCOME

Prior to the conversion of USIC shares to UMC shares, we recorded our proportional ownership of the net income of USIC, a wafer fabrication joint venture located in Taiwan, as joint venture equity income. We recorded $1.3 million and $1.9 million equity in income of joint venture for the second quarter and the first six months of fiscal 2000, respectively. As a result of the conversion of our equity position in USIC to shares of UMC in January 2000, as discussed in Note 7, we no longer record joint venture equity income.

HEDGING

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. No currency forward contracts were outstanding as of September 30, 2000.

INFLATION

To date, the effects of inflation upon our financial results have not been significant.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

Our financial condition at September 30, 2000 remained strong. Total current assets exceeded total current liabilities by 3.6 times, compared to 4.3 times at April 1, 2000. We have used a combination of equity and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

We continued to generate positive cash flows from operations during the first six months of fiscal 2001. As of September 30, 2000, we had cash, cash equivalents and short-term investments of $666.1 million and working capital of $896.8 million. Cash generated by operations of $276.1 million for the first six months of fiscal 2001 was $154.6 million higher than the $121.5 million generated from the first six months of fiscal 2000. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, and increases in accounts payable, income taxes payable, and deferred income on shipments to distributors which were partially offset by increases in accounts receivable, inventories and other assets.

Cash flows used for investing activities during the first six months of fiscal 2001 included net investment proceeds of $15.9 million, and $145.6 million for property, plant and equipment purchases. During the first six months of fiscal 2000, investing activities included net investment purchases of $84.7 million, $30.0 million of property, plant and equipment and $22.8 million for assets purchased from Philips' CPLD business.

Net cash flows used by financing activities were $69.5 million in the first six months of fiscal 2001 and were attributable to $124.5 million in acquisition of treasury stock, offset by $42.7 million of proceeds from the issuance of common stock under employee stock plans and $12.3 million in proceeds from sales of put warrants. For the comparable fiscal 2000 period, cash provided by financing activities of $38.3 million included $38.5 million of proceeds from issuance of common stock under employee stock plans and $5.0 million in proceeds from sales of put warrants, offset by acquisition of treasury stock of $5.3 million.

Stockholders' equity increased $143.6 million during the first six months of fiscal 2001, principally as a result of the $207.9 million in net income for the six months ended September 30, 2000. In addition, the proceeds from the issuance of common stock under employee stock plans of $43.4 million, related tax benefits from stock options of $118.0 million, and $12.3 million in proceeds from sales of put warrants contributed to the increase, which were partially offset by $109.4 million in unrealized losses on available-for-sale securities primarily from our investment in UMC stock and the cumulative translation adjustments, and $128.6 million for acquisition of treasury stock. At the end of September 2000, approximately $4.8 million from acquisition of treasury stock and the issuance of common stock under employee stock plans were accrued and the cash settlements were incurred in October 2000.

We have available credit facilities totaling $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our wholly owned Irish subsidiary.

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


FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS
----------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

 -     reduced  product  demand;
 -     limited  visibility  of  demand  for  products  beyond  three  months;
 -     accelerated  erosion  of  average  selling  prices;
 -     tight  capacity  availability;  and
 -     shortages  of  other  electronic  components.

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Shortages of other electronic components could lead to customers canceling orders for our products due to the inability to complete their end system. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and less dynamic industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

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

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. While the recent weakness of the Euro against the Dollar has had no material impact to our business, continued weakness could lead to adverse conditions from our European customers. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers' ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

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

INVESTMENT  COMPANY  ACT  OF  1940

The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets. In January 2000, as a result of USIC's merger with UMC (see Note 7 to Condensed Consolidated Financial Statements), we received approximately 222 million shares of UMC stock, which are publicly traded on the Taiwan Stock Exchange. We view this investment in UMC as an operating investment primarily intended to secure adequate wafer manufacturing capacity. Although from time to time we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the 1940 Act for a company not registered as an investment company due to the success of our investments, in particular UMC, we believe we should not be considered an investment company under the Act. The 1940 Act, and rules issued under it, contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act. At this time, we believe that we qualify as an operating company under these provisions. In the future, however, our situation may change which might require us to seek an alternate solution such as exemptive or no-action relief from the SEC.

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

FOREIGN  CURRENCY  RISK

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.0% adverse impact on revenue for the six months ended in fiscal years 2001 and 2000. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. However, no currency forward contracts were outstanding as of September 30, 2000.

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

PART  II.  OTHER  INFORMATION

Item  1.     Legal  Proceedings

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patentsAs a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera are being decided at a trial which began on October 18, 2000. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint, denied the allegations, and has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court. A claims construction hearing to determine the interpretation of Altera's patent claims is scheduled for December 7, 2000

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because the lawsuits are still in the pre-trial stages.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceedings contemplated by any governmental authority or agency.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 10, 2000.

     (1)          Election  of  directors
                                                   Votes For     Votes Against
                                                   ---------     -------------

               Bernard  V.  Vonderschmitt          281,044,875     4,109,970
               Willem  P.  Roelandts               243,371,534    41,783,311
               John  L.  Doyle                     281,068,581     4,086,264
               Jerald  G.  Fishman                 281,140,547     4,014,298
               Philip  T.  Gianos                  281,158,875     3,995,970
               William  G.  Howard,  Jr.           281,138,285     4,016,560
               Frank  S.  Sanda                    275,262,811     9,892,034
               Dennis  Segers                      280,951,324     4,203,521
               Richard  W.  Sevcik                 280,804,496     4,350,349

     (2) To consider and vote upon a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $0.01 par value per share, from 500,000,000 to 2,000,000,000.

               For               Against       Abstain       No  Vote
               ---               -------       -------       --------
               165,589,481     119,301,614     263,240         510

     (3) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2001.

               For              Against        Abstain       No  Vote
               ---              -------        -------       --------
               284,833,486     100,943         220,416           -


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




                                          XILINX,  INC.
                                          -------------





Date         November  13,  2000           /s/ Kris Chellam
       ---------------------------        -----------------------------
                                          Kris Chellam
                                          Senior Vice President of Finance and
                                          Chief  Financial  Officer
                                         (as principal accounting and financial
                                          officer and behalf of Registrant)