Form 10-Q
period 2000-12-30
XILINX INC
filed 2001-02-05
CIK 743988

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended December 30, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to        .

                        Commission file number: 0-18548

                               ----------------

                                 Xilinx, Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0188631
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               2100 Logic Drive
                              San Jose, CA 95124
         (Address of principal executive offices, including Zip Code)

                                (408) 559-7778
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Class                         Shares Outstanding at January 31, 2001
   -----                         --------------------------------------
   Common Stock, $.01 par value               329,989,993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  XILINX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended   Nine Months Ended
                                          ------------------- -------------------
                                          Dec. 30,   Jan. 1,   Dec. 30,  Jan. 1,
                                            2000       2000      2000      2000
(in thousands, except per share amounts)  ---------  -------- ---------- --------
Net revenues............................  $ 450,103  $264,259 $1,252,338 $714,424
Costs and expenses:
 Cost of revenues.......................    179,199    99,576    484,453  269,539
 Research and development...............     59,148    31,590    153,774   86,944
 Sales, general and administrative......     71,082    47,950    204,995  131,391
 Write-off of in-process research and
  development...........................     90,700               90,700    4,560
 Amortization of acquisition related
  items including goodwill and other
  intangibles...........................      6,834       --       6,834      --
                                          ---------  -------- ---------- --------
  Operating costs and expenses..........    406,963   179,116    940,756  492,434
                                          ---------  -------- ---------- --------
Operating income........................     43,140    85,143    311,582  221,990
Interest income and other, net..........      8,436     7,254     28,719   19,253
                                          ---------  -------- ---------- --------
Income before provision for taxes on
 income and equity in net income of
 joint venture..........................     51,576    92,397    340,301  241,243
Provision for taxes on income...........     62,083    26,795    142,926   69,960
                                          ---------  -------- ---------- --------
Income (loss) before equity in net
 income of joint venture................    (10,507)   65,602    197,375  171,283
Equity in net income of joint venture...        --      2,902        --     4,810
                                          ---------  -------- ---------- --------
Net income (loss).......................  $ (10,507) $ 68,504 $  197,375 $176,093
                                          =========  ======== ========== ========
Net income (loss) per share:
 Basic..................................    $ (0.03) $   0.21 $     0.60 $   0.56
                                          =========  ======== ========== ========
 Diluted................................    $ (0.03) $   0.20 $     0.56 $   0.52
                                          =========  ======== ========== ========
Shares used in per share calculations:
 Basic..................................    329,643   319,891    327,720  315,678
                                          =========  ======== ========== ========
 Diluted................................    329,643   346,162    353,863  341,068
                                          =========  ======== ========== ========


    (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                  XILINX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      Apr. 1,
                                                       Dec. 30, 2000    2000
                                                       ------------- ----------
(in thousands)                                          (Unaudited)     (1)
                        ASSETS

Current assets:
 Cash and cash equivalents............................  $   97,957   $   85,548
 Short-term investments...............................     304,161      522,202
 Accounts receivable, net.............................     222,267      135,048
 Inventories..........................................     267,915      131,307
 Deferred income taxes................................      85,801       91,282
 Advances for wafer purchases.........................         --        22,485
 Other current assets.................................      43,921       53,053
                                                        ----------   ----------
Total current assets..................................   1,022,022    1,040,925
                                                        ----------   ----------
Property, plant and equipment, at cost................     509,654      336,942
Accumulated depreciation and amortization.............    (124,470)     (96,568)
                                                        ----------   ----------
Net property, plant and equipment.....................     385,184      240,374
Long-term investments.................................     288,461      185,073
Investment in United Microelectronics Corp............     551,502      838,923
Developed technology and other assets.................     256,785       43,344
                                                        ----------   ----------
Total assets..........................................  $2,503,954   $2,348,639
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................  $  124,983   $   56,361
 Accrued payroll and payroll related liabilities......      36,531       29,796
 Income tax payable...................................      16,683       27,982
 Deferred income on shipments to distributors.........     157,169      115,002
 Other accrued liabilities............................      25,071       15,571
                                                        ----------   ----------
Total current liabilities.............................     360,437      244,712
                                                        ----------   ----------
Deferred tax liabilities..............................     234,640      327,272

Stockholders' equity:
 Preferred stock, $.01 par value (none issued)........         --           --
 Common stock, $.01 par value.........................       3,287        3,255
 Additional paid-in capital...........................     775,252      487,634
 Retained earnings....................................   1,456,884    1,259,510
 Treasury stock, at cost..............................    (186,187)         --
 Accumulated other comprehensive (loss)/income........    (140,359)      26,256
                                                        ----------   ----------
  Total stockholders' equity..........................   1,908,877    1,776,655
                                                        ----------   ----------
Total liabilities and stockholders' equity............  $2,503,954   $2,348,639
                                                        ==========   ==========

--------
(1) Derived from audited financial statements

    (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                  XILINX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                      ------------------------
                                                                     Jan. 1,
                                                      Dec. 30, 2000    2000
(in thousands)                                        ------------- ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income..........................................  $  197,375   $  176,093
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.....................      59,458       31,221
   Undistributed earnings of joint venture...........         --        (4,810)
   Write-off of acquired in-process technology.......      90,700        4,560
   Gain from sale of available for sale securities...        (979)         --
   Tax benefit from stock options....................     144,687       79,408
   Changes in assets and liabilities:
     Accounts receivable.............................     (87,220)     (22,857)
     Inventories.....................................    (112,170)      14,451
     Other current assets............................       3,855      (33,143)
     Deferred income taxes...........................     (35,994)      (6,550)
     Other assets....................................     (39,246)      (4,658)
     Accounts payable & other accrued liabilities....      77,793       27,161
     Income tax payable..............................      36,187      (24,378)
     Deferred income on shipments to distributors....      42,167      (12,662)
                                                       ----------   ----------
       Total adjustments.............................     179,238       47,743
                                                       ----------   ----------
        Net cash provided by operating activities....     376,613      223,836
Cash flows from investing activities:
 Purchases of available-for-sale investments.........  (2,109,991)  (1,757,263)
 Proceeds from sale or maturity of available-for-sale
  investments........................................   2,229,294    1,584,036
 Proceeds from maturity of restricted held-to-
  maturity investments...............................         --        34,359
 Cash obtained from acquisition......................       4,243          --
 Purchases of property, plant and equipment..........    (177,453)     (91,523)
 Purchase of Philips' CPLD assets....................         --       (22,750)
                                                       ----------   ----------
        Net cash used in investing activities........     (53,907)    (253,141)
Cash flows from financing activities:
 Acquisition of treasury stock.......................    (382,943)      (5,289)
 Proceeds from issuance of common stock..............      52,814       51,520
 Proceeds from sales of put warrants.................      19,832       10,038
                                                       ----------   ----------
        Net cash (used in)/provided by financing
         activities..................................    (310,297)      56,269
                                                       ----------   ----------
Net increase in cash and cash equivalents............      12,409       26,964
Cash and cash equivalents at beginning of period.....      85,548       53,584
                                                       ----------   ----------
Cash and cash equivalents at end of period...........  $   97,957   $   80,548
                                                       ==========   ==========
Schedule of non-cash transactions:
 Issuance of common stock in connection with
  RocketChips acquisition............................  $  259,869          --
 Issuance of treasury stock under employee stock
  plans..............................................     195,561       10,400
Supplemental disclosures of cash flow information:
 Interest paid.......................................  $       29   $        6
 Income taxes paid...................................      11,147       11,660

    (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                 XILINX, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended April 1, 2000. The balance sheet at April 1, 2000 is derived from the audited financial statements. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the nine-month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any future period.

2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at December 30, 2000 and April 1, 2000 are as follows:

                                                               Dec. 30, Apr. 1,
                                                                 2000     2000
   (in thousands)                                              -------- --------
   Raw materials.............................................. $ 23,198 $  6,602
   Work-in-process............................................  176,193   78,697
   Finished goods.............................................   68,524   46,008
                                                               -------- --------
                                                               $267,915 $131,307
                                                               ======== ========

3. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income (loss). The total shares used in the denominator of the diluted net income per share calculation includes zero and 26.1 million incremental common shares attributable to outstanding options and warrants for the third quarter and first nine months of fiscal year 2001, respectively, as compared to 26.3 million and 25.4 million in the comparable fiscal 2000 periods, respectively.

4.The changes in components of comprehensive income for the periods presented are as follows:

                                          Three Months
                                             Ended         Nine Months Ended
                                        -----------------  ------------------
                                        Dec. 30,  Jan. 1,  Dec. 30,  Jan. 1,
                                          2000     2000      2000      2000
   (in thousands)                       --------  -------  --------  --------
   Net income (loss)................... $(10,507) $68,504  $197,375  $176,093
   Cumulative translation adjustment...     (194)     193      (508)    4,430
   Unrealized losses on available for
    sale securities arising during the
    period, net of tax.................  (57,051)    (433) (165,937)   (1,448)
   Reclassification adjustment for
    losses on available for sale
    securities, net of tax, included in
    earnings...........................       (5)     --       (170)      --
                                        --------  -------  --------  --------
   Comprehensive income (loss)......... $(67,757) $68,264  $ 30,760  $179,075
                                        ========  =======  ========  ========

   The components of accumulated other comprehensive income (loss) at December 30, 2000 and April 1, 2000 are as follows:

                                                           Dec. 30,   Apr. 1,
                                                             2000      2000
   (in thousands)                                         ----------  -------
   Cumulative translation adjustment.....................     $ (557)   $ (49)
   Unrealized (loss)/gain on available for sale
    Securities, net of tax...............................   (139,802)  26,305
                                                          ----------  -------
   Accumulated other comprehensive (loss)/income......... $ (140,359) $26,256
                                                          ==========  =======

                                 XILINX, INC.

5. The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the quarter ended December 30, 2000, 4.3 million shares of common stock were repurchased for $253.2 million, and 1.3 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. During the nine months ended December 30, 2000, 6.1 million shares of common stock were repurchased for $382.9 million, and 2.8 million shares were issued during the nine-month period for stock options exercised and Stock Purchase Plan requirements. In conjunction with the stock repurchase program, during the nine months ended December 30, 2000, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at specified prices, ranging from $56 to $72 per share. The cash proceeds from the sale of the put warrants of $19.8 million and $10.0 million for the nine months ended December 30, 2000 and January 1, 2000, respectively have been included in capital in excess of par value. As of December 30, 2000, 1.5 million put warrants were outstanding with expiration dates ranging from January through November 2001.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities", which requires adoption in fiscal years beginning after June 15, 2000 while earlier adoption is permitted at the beginning of any fiscal quarter. We are required to adopt it on April 1 2002. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on our consolidated results of operations or financial position. FASB 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings. In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has delayed the required implementation date, which for Xilinx, is the fourth quarter of fiscal 2001. Previously reported unaudited fiscal year 2001 quarterly operating results will be restated to reflect the impact, if any, of SAB 101 on our revenue recognition policy. We continue assessing the impact of SAB 101 on our consolidated reported results of operations based on the SEC's most recently issued guidance but do not believe adoption will have a material effect on our consolidated results of operations or financial position.

   In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

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

                                 XILINX, INC.

   In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we received approximately 222 million shares of UMC common stock, which represented approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend which increased our investment holdings in UMC to approximately 266 million shares.

   We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a specified percentage of our shares of UMC common stock. If our holdings fall below this level, our wafer capacity rights would be decreased prorated by the UMC shares we hold. (See also, Item 2, Managements' Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results - Investment Company Act of 1940.)

   Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

   The Company accounts for the portion (approximately 58.3% at December 30,
   2000) of its investment in UMC which becomes unrestricted within twelve months as available-for-sale marketable securities in accordance with SFAS-
   115. The portion of the investment in UMC which is restricted beyond twelve months (approximately 41.7% of the Company's holdings at December 30, 2000) is accounted for as a cost method investment classified as a long-term.

   During the first nine months of fiscal 2001, the Company recorded approximately $241.5 million unrealized loss ($142.5 million after-tax ) due to a market decline of the non-restricted UMC shares owned by the Company. The net unrealized loss through December 30, 2000 is recorded in accumulated other comprehensive loss in stockholders' equity.

   The Company has and will continue to evaluate the UMC investment to determine whether there has been an other-than-temporary impairment. If in future reporting periods it is determined that the UMC investment has experienced an other-than-temporary impairment the Company will take a write down in its Statement of Operations.

8. On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. As a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera were decided at a trial which began on October 18, 2000. On November 17, 2000, a federal jury found that the two Company patents in the case were valid and that Altera infringed both patents. Post-trial motions in the case will likely be heard in the Company's fourth quarter of Fiscal Year 2001. Among the post-trial motions are motions by Altera to overturn the jury verdict. The Company's motions for injunctive relief will be heard following the post-trial motions. A trial for monetary damages will take place at a later time.

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

                                 XILINX, INC.

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

   On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex and Spartan FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint and denied the allegations. The Company has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court. A claims construction hearing to determine the interpretation of Altera's patent claims is scheduled for April 26 and 27, 2001.

   On November 16, 2000, we requested that the International Trade Commission investigate alleged infringements by Altera of three Company patents, and if so, to bar Altera from importing or selling such products into the United States. On December 18, 2000, the International Trade Commission decided to investigate our claims against Altera. The hearing on the alleged infringement has been set for June 21-29, 2001.

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

9. Business Combination

   On November 9, 2000, we completed the acquisition of RocketChips, Inc., a privately-held fabless semiconductor company. RocketChips is a developer of ultra-high-speed CMOS mixed-signal transceivers serving the networking, wireless and wired telecommunications, and enterprise storage markets.

   In connection with the acquisition, we issued an approximately 2,806,000 shares of Common stock in exchange for all outstanding preferred and common stock of RocketChips and reserved approximately 807,000 additional shares of Common stock for issuance upon exercise of outstanding employee stock options of RocketChips. Of the shares issued, approximately 380,000 shares of Xilinx's Common stock are being held in escrow for a period of one year following the acquisition for the purpose of providing a fund against which Xilinx may seek indemnification from former RocketChips stockholders for any breaches of representations, warranties or covenants under the Merger Agreement.

   The acquisition was accounted for under the purchase method of accounting. The purchase price of RocketChips was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from RocketChips pursuant to an independent valuation. The total purchase price for

                                 XILINX, INC.

   RocketChips was $310.4 million, consisting of $231.0 million of Xilinx Common stock, $57.3 million of options to purchase

   Xilinx common stock and $22.1 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $90.7 million. In addition, Xilinx recorded approximately $218.9 million of intangible assets, goodwill, and deferred compensation on the balance sheet, which resulted in amortization expense of approximately $9.6 million for the three months period ended December, 30, 2000.

   Deferred compensation recorded in connection with the acquisition represents the estimated intrinsic value of unvested RocketChips stock options assumed by Xilinx in the merger agreement for which employee service is required after the closing date of the merger in order for the options to vest. Deferred compensation will be amortized to expense over the remaining vesting period of the options.

10.Provision for Income Tax

   We recorded a tax provision of $62.1 million and $142.9 million for the third quarter and first nine months of fiscal 2001, respectively, achieving a year-to-date effective tax rate of 42%. In fiscal 2000 a tax provision of $26.8 million and $70.0 million was recorded for the third quarter and first nine months, respectively, representing effective tax rates of 29% for both periods. The higher tax rate is primarily due to the RocketChips acquisition completed on November 9, 2000. A one-time retroactive tax provision catch-up was made during the quarter.

   On December 28, 2000, the Internal Revenue Service issued us a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We believe the Company has meritorious defenses to the proposed adjustments and will contest this deficiency. We believe that sufficient taxes have been provided and that the ultimate resolution will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results."

Results of operations: Third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000

Net Revenues

We currently classify our product offerings into four categories by process technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and older; this includes the XC2000, XC3000, XC3100, XC4000 and XC7000 families. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan(TM) and
CoolRunner product lines. Advanced products include our newest technologies manufactured on 0.25-micron and smaller, which include the XC4000XV, XC4000XLA, SpartanXL(TM), SpartanII(TM), Virtex(TM), and Virtex-E(TM) product lines. Our Support products make up the remainder of our product offerings and include configuration solutions, HardWire, software and support.

Net revenues of $450.1 million in the third quarter of fiscal 2001 represented a 70.3% increase from the comparable prior year quarter of $264.3 million. Revenues for the first nine months of fiscal 2001 were $1,252.3 million, a 75.3% increase from the prior year comparable period. Product lines that experienced significant growth during the nine-month period include the Spartan, Virtex and Virtex-E families.

The increases in revenues of Advanced products are due to the introduction and strong market acceptance of Spartan II and Virtex -E products. The revenue increase of Mainstream products is attributable mainly to growth in the Spartan, CoolRunner, XC9500 and XC9500XL product lines. Revenues of Base products decreased as customers migrated to newer product offerings. Revenues of Support products increased due to increased sale of configuration solutions and software, because of the growth in the Spartan and Virtex families. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future. The revenue by technology for the three and nine month periods ended December 30, 2000 and January 1, 2000 are as follows:

                                              Nine Months
                        Three Months Ended       Ended
                        ------------------- ---------------
                                                      Jan.
                        Dec. 30,   Jan. 1,  Dec. 30,   1,
                          2000      2000      2000    2000
   (in millions)        --------- --------- -------- ------
   Base products        $    24.5 $    35.2 $   83.1 $ 96.4
   Mainstream products      152.4     136.0    467.1  386.4
   Advanced products        239.5      71.5    610.0  169.4
   Support products          33.7      21.6     92.1   62.2
                        --------- --------- -------- ------
   Total revenue        $   450.1 $   264.3 $1,252.3 $714.4
                        ========= ========= ======== ======

International revenues represented approximately 38%, and 36% of total revenues in the third quarter and first nine months of fiscal 2001 as compared to 35%, and 33% in the prior year periods due to the strong acceptance of Virtex family products internationally particularly in Europe and Japan. The revenue by geography for the three and nine month periods ended December 30, 2000 and January 1, 2000 are as follows:

                                                     Nine Months
                               Three Months Ended       Ended
                               ------------------- ---------------
                                                             Jan.
                               Dec. 30,   Jan. 1,  Dec. 30,   1,
                                 2000      2000      2000    2000
   (in millions)               --------- --------- -------- ------
   North America               $   279.5 $   171.7 $  800.9 $479.9
   Europe                           80.8      51.6    240.6  139.4
   Japan                            47.7      26.6    115.2   56.6
   Asia Pacific/Rest of World       42.1      14.4     95.6   38.5
                               --------- --------- -------- ------
   Total revenue               $   450.1 $   264.3 $1,252.3 $714.4
                               ========= ========= ======== ======

Gross Margin

Gross margins were $270.9 million and $767.9 million for the third quarter and first nine months of fiscal 2001, or 60.2% and 61.3% of net revenues, respectively. Gross margins for the comparable periods of fiscal 2000 were $164.7 million and $444.9 million, respectively, or 62.3% of net revenues for both periods. The decrease in gross margin percentages compared to the comparable quarter and nine month period last year was driven by product mix shifts as the newly introduced Virtex-E family achieved very rapid revenue growth while manufacturing efficiencies have not been fully realized. We recognize that ongoing price reductions for our integrated circuits are a significant element in expanding the market for our products. Management believes that gross margin objectives of 60-62% of revenues are consistent with expanding market share while realizing acceptable returns, although there can be no assurance that future gross margins will remain in this range if substantial changes in our mix occur within any given quarter.

Research and Development

Research and development expenditures were $59.1 million ($56.4 million excluding RocketChips deferred stock compensation. See Note. 9) for the third quarter and $151.0 million for the first nine months of fiscal 2001, or 13.1% (or 12.5% excluding RocketChips deferred stock compensation) and 12.3% (or 12.1% excluding RocketChips deferred stock compensation) of net revenues, respectively. Research and development expenditures for the comparable periods in the prior year were $31.6 million and $86.9 million, or 12.0% and 12.2% of net revenues, respectively. Although total expenditures on research and development increased significantly, they remained about the same as a percent of net revenues because of strong revenue growth. The 73.7% increase in expenditures over the prior year's nine month period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies, and increased labor-related costs. We remain committed to a significant level of research and development effort in order to maintain our technology leadership in the programmable logic industry.

Sales, General and Administrative

Sales, general and administrative expenses were $71.1 million, or 15.8% of revenues, and $205.0 million, or 16.4% of net revenues, for the third quarter and first nine months of fiscal 2001, respectively. They were $48.0 million, or 18.1% of net revenues, and $131.4 million, or 18.4% of net revenues, for the comparable prior year periods. Although total sales, general and administrative expenses increased, they decreased as a percent of revenue because of improved operating efficiencies. The increases in sales, general and administrative expenses were primarily attributable to increased marketing expenses and increased commissions on higher revenues along with increased personnel and litigation costs. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may increase in the future.

Write-Off of In-Process Technology

In process research and development cost of approximately $90.7 million was incurred on November 9, 2000 in connection with the acquisition of RocketChips (see Note. 9) and approximately $4.6 million was incurred on August 2, 1999 in connection with the acquisition of Philips semiconductors' line of low-power complex programmable logice devices (CPLDs).

Interest Income and Other, Net

Interest and other income, net increased to $8.4 million in the third quarter of fiscal 2001 from $7.3 million in the prior year quarter, and increased to $28.7 million in the first nine months of fiscal 2001 from $19.3 million in the prior year's comparable period. The increases were primarily due to the increased average cash and investment balances in the third quarter and the first nine months of fiscal 2001 as compared to the prior year periods resulting in increased interest income of $2.7 million and $11.9 million over the respective prior year periods. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

Provision for Income Taxes

We recorded a tax provision of $62.1 million and $142.9 million for the third quarter and first nine months of fiscal 2001, respectively, achieving a year-to-date effective tax rate of 42%. In fiscal 2000 a tax provision of $26.8 million and $70.0 million was recorded for the third quarter and first nine months, respectively, representing effective tax rates of 29% for both periods. The higher tax rate is primarily due to the RocketChips acquisition completed on November 9, 2000. A one-time retroactive tax provision catch-up was made during the quarter.

On December 28, 2000, the Internal Revenue Service issued us a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We believe the Company has meritorious defenses to the proposed adjustments and will contest this deficiency. We believe that sufficient taxes have been provided and that the ultimate resolution will not have a material adverse impact on the Company's financial position or results of operations.

Joint Venture Equity Income

Prior to the conversion of USIC shares to UMC shares, we recorded our proportional ownership of the net income of USIC, a wafer fabrication joint venture located in Taiwan, as joint venture equity income. We recorded $1.3 million and $1.9 million of equity in the net income of the joint venture for the second quarter and the first six months of fiscal 2000, respectively. As a result of the conversion of our equity position in USIC to shares of UMC in January 2000, as discussed in Note 7, we no longer record joint venture equity income.

Hedging

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. No currency forward contracts were outstanding as of December 30, 2000.

Inflation

To date, the effects of inflation upon our financial results have not been significant.

Financial Condition, Liquidity and Capital Resources

Our financial condition at December 30, 2000 remained strong. Total current assets exceeded total current liabilities by 2.8 times, compared to 4.3 times at April 1, 2000. We have used a combination of equity and cash flow from operations to support on-going business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

We continued to generate positive cash flows from operations during the first nine months of fiscal 2001. As of December 30, 2000, we had cash, cash equivalents and short-term investments of $402.1 million and working capital of $661.6 million. Cash generated by operations of $376.6 million for the first nine months of fiscal 2001 was $152.8 million higher than the $223.8 million generated during the first nine months of fiscal 2000. Increases in cash generated by operations resulted primarily from the cash flow impact of increased net income, and increases in accounts payable and other accrued liabilities, income taxes payable, tax benefit from stock options, and deferred income on shipments to distributors which were partially offset by increases in accounts receivable, inventories, deferred income tax, and other assets.

Cash flows generated from investing activities during the first nine months of fiscal 2001 included net investment proceeds of $119.3 million. Cash obtained from our acquisition of RocketChips increased investing cash flows by $4.2 million. Cash flows used for the purchases of property, plant and equipment were $177.5 million during the first nine months of fiscal 2001. During the first nine months of fiscal 2000, investing activities included net investment purchases of $138.8 million, $91.5 million in the acquisition of property, plant and equipment and $22.8 million for assets purchased from Philips' CPLD business.

Net cash flows used by financing activities were $310.3 million in the first nine months of fiscal 2001 and were attributable to $382.9 million in acquisitions of treasury stock, offset by $52.8 million of proceeds from the issuance of common stock under employee stock plans and $19.8 million in proceeds from sales of put warrants. For the comparable fiscal 2000 period, cash provided by financing activities of $56.3 million included $51.5 million of proceeds from issuance of common stock under employee stock plans and $10.1 million in proceeds from sales of put warrants, offset by the acquisition of $5.3 million of treasury stock.

Stockholders' equity increased $132.2 million during the first nine months of fiscal 2001, principally as a result of $197.4 million in net income for the nine months ended December 30, 2000. In addition, the proceeds from the issuance of common stock under employee stock plans of $52.8 million, related tax benefits from stock options of $144.7 million, and $19.8 million in proceeds from sales of put warrants, and issuance of shares in connection to the RocketChips acquisition of $288.3 million contributed to the increase, which were offset by $166.1 million in unrealized losses on available-for-sale securities primarily from our investment in UMC stock and $0.5 million of cumulative translation adjustments, $21.3 million in deferred compensation related to the RocketChips acquisition, and $382.9 million for the acquisition of treasury stock.

We have available credit facilities totaling $46.2 million of which $6.2 million is intended to meet occasional working capital requirements for our wholly owned Irish subsidiary. No amounts were outstanding under credit facilities at December 30, 2000.

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

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

  . reduced product demand;

  . limited visibility of demand for products beyond three months;

  . accelerated erosion of average selling prices;

  . tight capacity availability;

  . shortages of other electronic components, and

  . excess inventory within the supply chain.

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Shortages of other electronic components could lead to customers canceling orders for our products due to the inability to complete their end system. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers' reduced demand cause them to slow orders of our products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and less dynamic industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

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

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. While the recent weakness of the Euro and Yen against the Dollar has had no material impact to our business, continued weakness could lead to adverse conditions from our European and Japanese customers. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers' ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

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

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products which address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

  . timely completion of new product designs;

  . ability to utilize advanced manufacturing process technologies;

  . achieving acceptable yields;

  . availability of supporting software design tools;

  . utilization of predefined cores of logic;

  . market acceptance; and

  . successful deployment of systems by our customers.

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

Competition

Our PLDs compete in the logic industry. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence and continuous price erosion. We expect increased competition, both from our primary competitors, Altera Corporation, and Lattice Semiconductor Corporation and from a number of new companies that may enter our market. We believe that important competitive factors in the programmable logic industry include:

  . product pricing;

  . product performance, reliability and density;

  . the adaptability of products to specific applications;

  . ease of use and functionality of software design tools;

  . functionality of predefined cores of logic; and

  . the ability to provide timely customer service and support.

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

Our major sources of competition are comprised of several elements:

  . providers of high density programmable logic products characterized by FPGA-type architectures;

  . providers of high volume and low cost FPGAs as programmable replacements for ASICs and application specific standard products (ASSPs);

  . providers of high speed, low density CPLD devices;

  . the manufacturers of custom gate arrays;

  . providers of competitive software development tools;

  . other providers of new or emerging programmable logic products.

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

Intellectual Property

We rely upon patent, trademark, trade secret and copyright law to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations. (See Part II--Other Information, Item 1--Legal Proceedings for a discussion of litigation between Xilinx and Altera Corporation.)

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets. In January 2000, as a result of USIC's merger with UMC (see Note 7 to Condensed Consolidated Financial Statements), we received approximately 222 million shares of UMC stock, which are publicly traded on the Taiwan Stock Exchange. (Our current holdings in UMC equal approximately 266 million shares as the result of a stock dividend in July 2000--See Note 7 to Condensed Consolidated Financial Statements). We view this investment in UMC as an operating investment primarily intended to secure adequate wafer manufacturing capacity. Although from time to time we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the 1940 Act for a company not registered as an investment company due to the success of our investments, in particular UMC, we believe we should not be considered an investment company under the Act. The 1940 Act, and rules issued under it, contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act. At this time, we believe that we qualify as an operating company under these provisions. In the future, however, our situation may change which might require us to seek an alternate solution such as exemptive or no-action relief from the SEC.

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

Foreign Currency Risk

We use forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.8% adverse impact on revenue for the nine months ended in fiscal years 2001 and 2000. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. However, no currency forward contracts were outstanding as of December 30, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents.. As a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera were decided at a trial which began on October 18, 2000. On November 17, 2000, a federal jury found that the two Company patents in the case were valid and that Altera infringed both patents. Post-trial motions in the case will likely be heard in the Company's fourth quarter of Fiscal Year 2001. Among the post-trial motions are motions by Altera to overturn the jury verdict. The Company's motions for injunctive relief will be heard following the post-trial motions. A trial for monetary damages will take place at a later time.

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

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent

Xilinx from selling allegedly infringing parts. Xilinx has answered the complaint and denied the allegations. The Company has filed a counterclaim alleging that Altera is infringing additional Company patents. Altera's motion for expedited discovery was denied by the Court. A claims construction hearing to determine the interpretation of Altera's patent claims is scheduled for April 26 and 27, 2001.

On November 16, 2000, we requested that the International Trade Commission investigate alleged infringements by Altera of three Company patents, and if so, to bar Altera from importing or selling such products into the United States. On December 18, 2000, the International Trade Commission decided to investigate our claims against Altera. A hearing has been set for June 21-29, 2001.

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

Date:   February 1, 2001                  /s/ Kris Chellam


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