Form 10-K
period 2001-03-31
XILINX INC
filed 2001-06-12
CIK 743988

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended March 31, 2001 or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 0-18548

                                 [XILINX LOGO]
                                  Xilinx, Inc.
            (Exact name of registrant as specified in its charter)

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

                                                         YES   [X]      NO   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 15, 2001 as reported on the NASDAQ National Market was approximately $12,911,138,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 15, 2001, the registrant had 332,592,384 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part III).

                                 Xilinx, Inc.
                   Fiscal Year 2001 Form 10-K Annual Report
                               Table of Contents

                                                                                                  Page
                                                                                                  ----
PART I

Item 1           Business                                                                            3
Item 2           Properties                                                                         11
Item 3           Legal Proceedings                                                                  11
Item 4           Submission of Matters to a Vote of Security Holders                                12


PART II

Item 5           Market for Registrant's Common Equity and Related Stockholder Matters              13
Item 6           Selected Financial Data                                                            14
Item 7           Management's Discussion and Analysis of Financial Condition and Results of         15
                 Operations
Item 7A          Market Rate Risks                                                                  25
Item 8           Financial Statements and Supplementary Data                                        27
Item 9           Changes in and Disagreements with Accountants on Accounting and Financial          48
                 Disclosure


PART III

Item 10          Directors and Executive Officers of the Registrant                                 49
Item 11          Executive Compensation                                                             49
Item 12          Security Ownership of Certain Beneficial Owners and Management                     49
Item 13          Certain Relationships and Related Transactions                                     49


PART IV

Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K                    49
Signatures                                                                                          52

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

General

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic design services and field engineering support. Our programmable logic devices
(PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the telecommunications, networking, computing, industrial, and consumer markets. Our products are sold globally through a network of independent sales representatives, distributors, and to original equipment manufacturers ("OEMs").

Competitive pressures compel manufacturers of electronic systems to accelerate their products' introduction to market. Customer requirements for improved functionality, performance, reliability and lower cost are addressed through the use of components that integrate ever larger numbers of logic gates onto a single integrated circuit. Such integration often results in greater speed, smaller die size, lower power consumption and reduced costs. The rapid proliferation of the Internet and wireless communications continues to fuel the demand for faster integrated circuits. At the same time, tremendous pressure is placed on electronic equipment manufacturers' product life cycles. Due to their functionality and reprogrammability, our PLDs enable electronic equipment manufacturers to effectively respond to these evolving market trends.

We were organized in California in February 1984 and in November 1985 were reorganized to incorporate our research and development limited partnership. In April 1990, we reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124 and our website is www.xilinx.com.

Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2001 ended on March 31, 2001 while fiscal 2000 and 1999 ended on April 1, 2000 and April 3, 1999, respectively.

Products

Integral to the future success of our business is the timely introduction of new products which address customer requirements and compete effectively on the basis of price, functionality, and performance. Xilinx programmable logic solutions help minimize risks for manufacturers of electronic equipment by shortening the time required to develop products and introduce them to market. Customers can design and verify their unique circuits in Xilinx programmable devices much faster than they could by choosing traditional methods such as mask-programmed, fixed logic gate arrays. Moreover, because Xilinx devices are standard parts that need only to be programmed, customers are not required to wait for prototypes or pay large non-recurring engineering costs. Xilinx silicon products, software solutions, and technical support make up the total solution delivered by Xilinx. The software component of this solution is critical to the success of every design project. Our Software Solutions provide powerful tools which make designing with programmable logic easy. Push button design flows, integrated on-line help, multimedia tutorials, plus high performance automatic and auto-interactive tools, help designers achieve optimum results. We offer the industry's broadest array of programmable logic technology and EDA integration options allowing us to deliver unparalleled design flexibility. Xilinx has also developed a technology that enables the hardware in Xilinx-based systems to be upgraded remotely over any kind of network including the Internet even after the equipment has been shipped to a customer. Such Xilinx Online Upgradable Systems allow equipment manufacturers to remotely add new features and capabilities to installed systems or repair problems without having to physically exchange hardware.

     Programmable Logic Devices

We currently classify our product offerings into four categories by manufacturing process technology. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and greater; this includes the XC3000, XC3100, and XC4000 families. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan(TM) and CoolRunner(TM) product lines. Advanced products include our newest technologies manufactured on 0.25-micron and smaller, which include the XC4000XV, XC4000XLA, XC9500XV, SpartanXL.(TM), Spartan-II(TM), Virtex(TM), Virtex-E(TM), and Virtex-II(TM) product lines. Support products make up the remainder of our product offerings and include configuration solutions, software, design services, and support.

     Virtex-II(TM) Platform FPGAs:

The Virtex-II Platform FPGA family, introduced in January 2001, is a complete programmable solution that allows digital system designers to rapidly implement a single-chip solution with densities from 40,000 up to 10 million system gates. The Virtex-II family is the first Platform FPGA to incorporate the IP-Immersion(TM) fabric that not only provide the ability to integrate a variety of soft intellectual property (IP), but also has the capability of embedding hard IP cores such as processors and Gigabit serial I/Os in future Virtex-II families schedule for late 2001. The Virtex-II solution was developed to enable rapid development of data communications and digital signal processing (DSP) systems. The unique features of the revolutionary Virtex-II architecture make it ideal for optical networking products, storage area networks (SANs), voice-over-Internet-protocol(VoIP), video broadcasting, medical imaging, cellular base-stations, and Internet infrastructure products. The Virtex-II devices will be delivered on 0.15-micron process technology.

     Virtex(TM) FPGAs:

The Virtex-EM Extended Memory (Virtex-EM) FPGA, introduced in March 2000, extends the Virtex-E architecture. The Virtex-EM FPGA family consists of two devices that have a high RAM-to-logic gate ratio, over 1 million bits of block RAM, that is targeted for specific applications such as gigabit-per-second network switches and high definition graphics. The Virtex-EM devices are the first FPGAs to be manufactured using an advanced copper process.

The Virtex-E(TM) FPGA family, introduced in September 1999, includes a two million system gate device and supports twice the system-gate density and has a 50 percent higher I/O performance than the original Virtex(TM) FPGAs. The Virtex-E(TM) family consists of 11 members, from 50,000 system gates to 3.2 million system gates. The Virtex-E(TM) FPGAs, delivering new performance and density attributes that were only previously addressed by ASIC solutions, are targeted for next generation networking and telecommunication applications. Virtex-E(TM) FPGAs with 1.8-volt operation are the first programmable logic devices delivered on 0.18-micron process technology, which was jointly developed by Taiwan's United Microelectronics Corporation (UMC) and Xilinx. The improved process directly contributes to a substantial performance gain. The Virtex-E(TM) family also represents the industry's first programmable logic architecture with 210 million transistors on a single device.

The Virtex(TM) FPGA series, announced in October 1998, includes the industry's first million-gate FPGA. Nine Virtex(TM) devices are currently in production. The Virtex(TM) devices with 2.5-volt operation are found in traditional programmable logic applications such as networking or telecommunications, and in applications like storage area networks, routers, high end servers, switching equipment, cellular base stations, and High Definition Television (HDTV) infrastructure. The Virtex(TM) devices range from 50,000 to 1,000,000 system gate densities with 200 MHz chip-to-chip performance and offer system-level integration capabilities. The Virtex(TM) family delivers the first fully programmable alternative to high density system-level Application Specific Integrated Circuits (ASIC) design.

     XC4000 FPGAs:

The XC4000 family, introduced in 1990, was the first FPGA offering on-board distributed RAM. The XC4000 became the industry standard and was the fastest growing programmable logic family in history until the Virtex family was introduced in October 1998.

The XC4000XL family has 11 members shipping in volume ranging in density from 2,000 to 180,000 system gates. The XC4000XLA family expands on the XC4000XL architecture with reduced power consumption and improved performance. The XC4000XLA family has eight members shipping in volume and ranges in density from 30,000 to 180,000 system gates. The XC4000XV is a 2.5-volt FPGA family that utilizes 0.25-micron technology. The family has four members with up to 500,000 system gates. The XC4000XV features system performance of over 100 MHz while minimizing power consumption. The 2.5-volt XC4000XV family extends and builds on the successes of the 5-volt XC4000 and the 3-volt XC4000XL series.

     Spartan(TM) FPGAs:

The Xilinx Spartan(TM) and SpartanXL(TM) FPGA families are derived from the XC4000 architecture. These families feature low-cost ASIC replacement with densities ranging from 5,000 to 40,000 system gates. In January 2000, we announced the Spartan-II(TM) family, our newest generation of high-volume FPGAs, which is based on the Virtex architecture. Spartan-II(TM) devices are designed to be low cost programmable replacements for ASICs and application specific standard products (ASSPs). New features in the Spartan-II(TM) family address a larger range of cost-sensitive high-volume applications and open up new consumer market opportunities for programmable logic.

     CPLDs:

The XC9500 and XC9500XL families offer in-system programmability for 5.0-volt and 3.3-volt systems, respectively. The XC9500XV is a 2.5-volt in-system programmable CPLD family with significantly reduced power consumption.

In August 1999 we acquired Philips Semiconductors' line of low power complex programmable logic devices (CPLDs) called the CoolRunner(R) family of devices. The CoolRunner line is the first family of CPLD products to combine very low power with high speed, high density, and high I/O counts in a single device. CoolRunner(R) CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today's mobile computing applications.

     Software, Cores & Support

We offer complete software design tool solutions which enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs within each customer's project schedule, regardless of the designer's experience level.

We offer three complementary software design tool solutions. Xilinx Foundation Series software provides designers with a complete, ready-to-use design solution based on industry-standard hardware description languages (HDLs). We offer this fully integrated software solution for those customers new to designing with PLDs or desiring a low cost approach. The Foundation ISE(TM) (Integrated Synthesis Environment) software, introduced in the fourth quarter of fiscal year 2001, is Xilinx's next generation design environment. Foundation ISE software provides a design environment which integrates the HDL design flow, synthesis, and optimization to ensure a comprehensive integrated design flow for designers to increase productivity. The Alliance Series is tailored for designers who want maximum flexibility to integrate their programmable logic design into their existing EDA environment and methodology. With interfaces to over fifty EDA vendors, the Alliance Series Software allows users to select tools with which they are most familiar, thereby increasing their productivity and shortening their products design cycles.

Xilinx offers two Web-based Design solutions giving designers the ability to engage in digital design activities on-line using either our application servers or download design and implementation software modules for use in their own design environment. The WebFITTER is a free Web-Based design tool that allows system designers to evaluate their designs using our XC9500/XL/XV and CoolRunner Series CPLDs. WebPACK(TM) solutions are a collection of free downloadable software modules. Customers can register and download any of the WebPACK(TM) modules to complete designs using the Xilinx XC9500/XL/XV, CoolRunner Series CPLD, the entire Spartan-II FPGA family designs and the 300,000 system gate Virtex XCV300E FPGA.

We also offer intellectual property, cores of logic, for commonly used complex functions such as digital signal processing (DSP), bus interfaces, processors, and peripheral interfaces. Using logic cores, available from Xilinx and third party AllianceCORE partners, customers can shorten development time, reduce design risk and obtain superior performance for their designs. Additionally, our CORE Generator system allows customers to implement intellectual property cores into our PLDs. It offers a simple user interface, complete cataloging of available cores, easy selection of parameter-based cores optimized for our FPGAs, and features an interface to third-party system level DSP design tools. Further, Xilinx's IP Center Internet portal offers customers the ability to purchase on line the latest intellectual property cores and reference design via Smart Search for faster access.

To extend our customers' technical capabilities and accelerate our customers' design time in the race to market, we offer Xilinx Global Services which consists of education, product, and design services along with the support.xilinx.com online. At Support.xilinx.com, customers can find training courses, discussion forums access to an experienced Xilinx team for assistance in troubleshooting and design issues. To grow the emerging home networking market, we also introduced the Xilinx eSP website in the fourth quarter of fiscal 2001. This web portal is a comprehensive resource offering designers information such as reference designs and intellectual property. It is the industry's first web portal dedicated to accelerating the design and development of consumer products based upon emerging standards and protocols.

Our software design tools operate on desktop computer platforms, including personal computers with Microsoft Windows '95, '98, 2000, and NT operating systems, and on workstations from IBM, HP and Sun Microsystems.

The net revenues from Software, Cores & Support were $21.2 million, $15.3 million, and $13.0 million in fiscal 2001, 2000, and 1999, respectively.

Research and Development

Our research and development activities are primarily directed towards the design of new integrated circuits, the development of new software design tools and cores of logic, the development of advanced semiconductor manufacturing processes, and ongoing cost reductions and performance improvements in existing products. Our primary areas of focus have been: to introduce the industry's first 10 million system gate programmable system solution (Virtex-II Platform FPGA devices), a low-cost ASIC replacement FPGA solution (Spartan-II devices), development of CPLD products (XC9500/XL/XV & CoolRunner families), and releasing new versions of software design tools (Foundation Series ISE software) and cores of logic.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2001, 2000, and 1999, our research and development expenses were $213.2 million, $123.6 million, and $90.9 million, respectively. Excluding a $4.5 million amortization expense of deferred stock compensation for acquiring RocketChips in fiscal 2001, the research and development expenditures were $208.7 million in fiscal 2001. We expect we will continue to make substantial investments in research and development. We believe technical leadership is essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Marketing and Sales

We sell our products through several industrial distributors, direct sales to manufacturers by independent sales representative firms, sales through franchised domestic distributors, and sales through foreign distributors. In order to provide service to existing customers and reach potential customers, we also utilize a direct sales management organization and field applications engineers (FAEs). Our independent representatives generally address larger OEM customers and act as a direct sales force, while distributors serve the balance of our customer base. Our sales and customer support personnel support all channels and consult with customers about their plans, ensuring that the right software and devices are selected at the beginning of a customer's project.

Avnet, Inc. and the Memec Group distribute our products worldwide and Nu Horizons Electronics provides additional regional sales coverage. From time to time, we may add or terminate distributors from our selling organization as we deem appropriate given the level of business. We believe distributors provide a cost-effective means of reaching a broad range of customers. Since our PLDs are standard products, they do not present many of the inventory risks to distributors as compared to custom gate arrays, and they simplify the requirements for distributor technical support.

We changed our accounting method during fiscal 1999 for recognizing revenue on all shipments to international distributors. While we previously deferred revenue on shipments to domestic distributors until the product was sold to the end user, we recognized revenue upon shipment to international distributors, net of estimated reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. Distributors have certain rights of return and price protection privileges on unsold product until the product is sold to the end customers.

Backlog and Customers

As of March 31, 2001, our backlog of purchase orders scheduled for delivery within the next three months was $126 million, after adjustments for estimated discounts. Backlog as of March 31, 2000 was $174.3 million, after adjustments for estimated discounts. Backlog amounts for both years include orders to distributors, which may receive price adjustments upon sale to end customers. Also, orders constituting our current backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of revenues for any future period.

No end customer accounted for more than 10% of revenues in fiscal years 2001, 2000, or 1999. Approximately 27%, 27%, and 20% of net revenues were recognized through our largest domestic distributor in 2001, 2000, and 1999, respectively. A second domestic distributor accounted for approximately 24%, 24%, and 17% of net revenues in fiscal 2001, 2000, and 1999, respectively. On a consolidated basis, at March 31, 2001, two distributors accounted for 44.1% and 28.6% of worldwide net revenues in fiscal 2001. (See Note 2 of Notes to Consolidated Financial Statements in Item 8 for Concentration of Credit Risk; see also Note 11 of Notes to Consolidated Financial Statements in Item 8 for geographic sales information.)

Wafer Fabrication

We do not directly manufacture processed wafers used for our products. Over the last several years, the majority of our wafer purchases have been manufactured by United Microelectronics Corporation, (UMC), UMC affiliated companies including our former joint venture, USIC, Seiko Epson Corporation (Seiko), and Taiwan Semiconductor Manufacturing Company (TSMC). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundry partners.

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

Xilinx, United Microelectronics Corporation (UMC) and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). (See Note 4 of Notes to Consolidated Financial Statements in Item 8.) We made a total cumulative investment of $107.1 million in USIC. In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a percentage of our UMC shares. (See Note 4 of Notes to Consolidated Financial Statements in Item 8.)

In fiscal 1997, we signed a wafer purchasing agreement with Seiko Epson. (See
Note 2 of Notes to Consolidated Financial Statements in Item 8.) This agreement was amended in fiscal 1998 and provided for an advance to Seiko Epson for $150.0 million. In conjunction with the agreement, $60.0 million was paid in fiscal 1997 and an additional $90.0 million was paid in fiscal 1998. Repayment of this advance is made in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998 and ended during the second quarter of fiscal 2001. Specific wafer pricing was in U.S. dollars and was based upon the prices of similar wafers manufactured by other, specifically identified, leading-edge foundry suppliers.

In fiscal 2001, we signed a Licensing and Marketing Agreement (LMA) with International Business Machines Corporation (IBM), giving us the right to purchase certain specified amounts of wafers from IBM on a monthly basis. Presently, we are not purchasing a material number of wafers from IBM.

Sort, Assembly and Test

Wafers purchased by us are sorted by the wafer foundry, independent sort subcontractors or by us. Sorted wafers are assembled by subcontractors in facilities in South East Asian countries. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at our San Jose or Dublin, Ireland facilities.

Patents and Licenses

Through March 31, 2001, we held over 545 issued United States patents and we maintain an active program of filing for additional patents in the areas of software, IC architecture and design. We intend to vigorously protect our intellectual property. We believe that failure to enforce our patents or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. There is no assurance that any such litigation would be successful. (See Legal Proceedings in Item 3 and Note 12 of Notes to Consolidated Financial Statements in Item 8.)

We have acquired various software licenses that permit us to grant object code sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

Employees

Xilinx's employee population grew 38% during the past year. As of March 31, 2001, Xilinx had 2,678 employees compared to 1,939 at the end of the prior year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Competition

Our PLDs compete in the logic industry. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence, and continuous price erosion. We expect increased competition, both from our primary competitors, Altera Corporation and Lattice Semiconductor Corporation and from a number of new companies that may enter our market. We believe that important competitive factors in the programmable logic industry include:

 .    product pricing;
 .    product performance, reliability, power consumption, and density;
 .    the adaptability of products to specific applications;
 .    ease of use and functionality of software design tools;
 .    functionality of predefined cores of logic; and
 .    the ability to provide timely customer service and support.

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

Our major sources of competition are comprised of several elements:

 .    providers of high density programmable logic products characterized by
     FPGA-type architectures;
 .    providers of high volume and low cost FPGAs as programmable replacement for
     ASICs and application specific standard products (ASSPs).;
 .    providers of high speed, low density CPLD devices;
 .    the manufacturers of custom gate arrays;
 .    providers of competitive software development tools; and
 .    other providers of new or emerging programmable logic products.

We compete with high density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market, and system level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, and reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With the introduction of our Spartan family, which is Xilinx's low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than Xilinx. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility, and the ability to deliver complete solutions to customers. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing, distribution, and technical resources than we do. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of companies to this market. We recognize that different applications require different programmable technologies, and we are developing architectures, processes, and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

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

Executive Officers of the Registrant

Certain information regarding each of Xilinx's executive officers is set forth below:

Name                    Age    Position                                                                     Officer
                                                                                                            Since
Willem P. Roelandts     56     President and Chief Executive Officer                                        1996
Kris Chellam            50     Senior Vice President, Finance and Chief Financial Officer                   1998
Steven Haynes           50     Vice President, Worldwide Sales                                              1998
Randy Ong               51     Vice President, Worldwide Operations                                         2000
Dennis Segers           48     Senior Vice President and General Manager of Advanced Products Group         1995
Richard W. Sevcik       53     Senior Vice President, IP, Services and Software Group                       1997
Sandeep S. Vij          35     Vice President, Marketing and General Manager of General Products Division   1996
Evert A. Wolsheimer     46     Vice President, and General Manager of CPLD Division                         2000

There are no family relationships among the executive officers of the Company. On the Board of Directors, Mr. Vonderschmitt, Chairman of the Board, is the brother-in-law of Mr. Sanda, Director.

Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996, he was appointed to the additional position of President of the Company. Prior to joining the Company, he served at Hewlett-Packard Company, a computer manufacturer, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992.

Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998. Mr. Chellam also serves as a director of At Road Inc.

Steven Haynes joined the Company in 1987 as the Regional Sales Manager of the Northeast region, was promoted to Area Sales Director in 1988, and was appointed Vice President, North American Sales in 1995. In November 1998, he was promoted and now holds the position of Vice President, Worldwide Sales.

Randy Ong joined the Company in 1990 as Senior Staff Engineer, and was promoted to Vice President of Worldwide Operations in 1997. He has overall responsibility for manufacturing, quality assurance, testing, reliability, and package development for Xilinx programmable logic devices. He also oversees strategic management of the Company's semiconductor foundry partners. He earned his bachelor's and master's degrees in electrical engineering at the University of California, Berkeley.

Dennis Segers joined the Company in January 1994 as Director of Strategic Products and was promoted to Vice President and General Manager in November 1995. In April 1998, he was appointed Senior Vice President, and General Manager of the Advanced Products Group. Mr. Segers is also a member of the Company's Board of Directors.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President, IP, Services and Software. He was at Hewlett-Packard Company for 10 years where, from 1994 through 1996, he served as Group General Manager of the company's Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995 he was named Vice President. From 1992 to 1994, he served as Group General Manager of Computer Systems and Servers and was responsible for four divisions. Mr. Sevcik is also a member of the Company's Board of Directors.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing in October 1996. In October 1997, he was appointed to the additional position of

General Manager of the General Products Division. From 1990 until April 1996, he served at Altera Corporation, a semiconductor manufacturer, where he most recently served as the Product Marketing Manager of High Volume FPGAs.

Evert A. Wolsheimer joined the Company in 1991 as Vice President, Product Technology, with responsibility for process technology, wafer foundry, assembly, reliability, and product engineering. He was promoted to Vice President and General Manager of the CPLD Division in 1997. He has served on the Board of Directors of the Fabless Semiconductor Association (FSA) since 1997. Dr. Wolsheimer received his Ph.D. in Electrical Engineering from Delft University of Technology, The Netherlands.


ITEM 2.  PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site includes adjacent buildings providing 588,000 square feet of space which we own.

In addition, we have a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland, a 60,000 square foot facility in Boulder, Colorado, and a 45,000 square foot facility in Albuquerque, New Mexico. The Irish facility is being primarily used to service our customer base outside of North America. The Boulder facility is the primary location for our software efforts in the areas of research and development, manufacturing and quality control while the New Mexico facility is being used for the development of our CoolRunner CPLD product. Additionally, we own a 59-acre parcel of land located in Longmont, Colorado, near our current Boulder facility. Groundbreaking to develop a new 130,000 square foot facility in Longmont was started in March 2000 and expected to be ready in September 2001. We also purchased another facility (200,000 sq. ft.) and 40 acres of land adjacent to the Longmont facility for the future expansion. The expansion of our Irish facility includes an additional 500,000 square feet of building and manufacturing space. The first phase of 100,000 square feet started in July 2000. In February 2001, we announced the addition of approximately 128,000 square feet expansion to our current facility in Dublin, Ireland to be constructed over a one-year period. This facility is currently under construction and it is our plan to complete the facility expansion by March 2002. We purchased 87 acres of land in San Jose, California, near our corporate facility in February 2000. Plans for infrastructure and the future development of this land have not been finalized. In September 2000, we purchased office buildings in San Jose due to the rapid growth of the Company. As of this time, the building is still being remodeled and expected to be ready for occupancy in fiscal 2002. We also lease, on a short-term basis, office facilities for our new acquired subsidiary, RocketChips, in Ames, Iowa, Minneapolis, Minnesota, and Austin, Texas.

We also maintain North American sales offices in various locations which include the metropolitan areas of Atlanta, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh, and San Jose as well as international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Milan, Brussels, Tel Aviv, Tokyo, Osaka, Taipei, Seoul, Hong Kong, and Shanghai.

ITEM 3.  LEGAL PROCEEDINGS

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. As a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera were decided at a trial which began on October 18, 2000. On November 17, 2000, a federal jury found that the two Company patents in the case were valid and that Altera infringed both patents. On May 10, 2001, the trial judge overturned the jury verdict, by granting Altera's motion to enter Judgment as a Matter of Law. The judge found that the Altera Flex 8000 product does not infringe one of the two Company patents, and that the other Company patent is invalid. The Company has filed its notice of appeal to reinstate the jury verdict, although no timetable for appeal has been set.

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

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against Xilinx in Superior Court in Santa Clara County, California, arising out of our efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims Xilinx engages in unfair business practices and interference with contractual relations. On September 10, 1998 we filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against Xilinx for malicious prosecution of civil action and defamation. On September 15, 1999, the Court dismissed all of our claims against Altera and Mr. Ward, finding that we were unable to show any damages we suffered as a result of any actions by Mr. Ward. On May 24, 2001, the Court dismissed all of Altera's claims against the Company leaving only Mr. Ward's claims of defamation against the Company.

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has filed an amended answer and countercomplaint denying the allegations and alleging that the Altera patents are invalid and unenforceable because Altera engaged in inequitable conduct in acquiring the asserted patents. The counterclaim also alleges that Altera is infringing three additional Company patents. A claims construction hearing to determine the interpretation of Altera's patent claims was held on April 26 and 27, 2001. No decision has been rendered by the judge.

On November 16, 2000, we requested that the International Trade Commission investigate alleged infringements by Altera of three Company patents, and if so, to bar Altera from importing or selling such products into the United States. On December 18, 2000, the International Trade Commission decided to investigate our claims against Altera. A hearing has been set for June 25, 2001.

On March 9, 2001, the ITC at the request of Altera initiated an investigation against Xilinx based on two additional Altera patents. The matter has been assigned to Judge Harris, the same administrative law judge handling the ITC action by Xilinx against Altera. A hearing has been set for September 24, 2001.

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because most of the lawsuits are still in the pre-trial stages.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. Other than the petition filed by the Company with the Tax Court on March 26, 2001 (See Management's Discussion and Analysis of Financial Condition and Results of Operations, Provision for Income Taxes), we know of no legal proceedings contemplated by any governmental authority or agency.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II
                                   -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

Xilinx's Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of March 31, 2001, there were approximately 1,515 shareholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of shareholders is estimated by the Company to be approximately 195,000.


                             Fiscal Year 2001             Fiscal Year 2000
                             High         Low             High         Low
                             ----         ---             ----         ---
       First Quarter       $ 97.94      $ 55.75         $ 29.28      $ 20.28
       Second Quarter        96.63        69.88           37.53        29.28
       Third Quarter         89.63        39.00           47.81        33.25
       Fourth Quarter        57.63        35.13           86.81        40.81

ITEM 6.        SELECTED FINANCIAL DATA

Consolidated Statement of Income Data

(In thousands, except per share amounts)                                 Years ended March 31,
                                                   --------------------------------------------------------------
                                                     2001(4)       2000(3)       1999(2)      1998        1997(1)
                                                   --------------------------------------------------------------
Net revenues                                       $1,659,358    $1,020,993     $661,983    $613,593     $568,143
Operating income                                      384,053       322,192      181,974     173,868      159,061
Income before equity in joint venture and
  cumulative effect of change in accounting
  principle                                            61,103     1,024,272      189,399     180,596      165,758
Provision for income taxes                             25,845       378,006       54,925      56,728       55,382
Net income                                             35,258       652,450      102,592     126,587      110,376
Net income per share:
   Basic                                           $     0.11    $     2.06     $   0.35    $   0.43     $   0.38
   Diluted                                         $     0.10    $     1.90     $   0.33    $   0.40     $   0.35
Shares used in per share calculations:
   Basic                                              328,196       316,724      292,843     294,963      291,264
   Diluted                                            353,345       343,479      308,620     320,041      318,700
Pro forma amounts with the change in
 accounting principle related to revenue
 recognition applied retroactively: (unaudited)
    Net revenues                                           --            --     $661,983    $598,065     $568,173
    Net income                                             --            --      129,238     118,987      110,391
    Net income per share:
      Basic                                                --            --     $   0.44    $   0.40     $   0.38
      Diluted                                              --            --     $   0.42    $   0.37     $   0.35
                                                   --------------------------------------------------------------

(1):After write-off of discontinued product family of $5,000, $0.02 per basic and diluted shares net of tax.
(2):Net income includes a charge of $26,646 for the cumulative effect of change in accounting principle.
(3):Net income includes pre-tax capital gain of $674,728 ($398,089 net of tax) from UMC/USIC merger.
(4):Net income includes pre-tax write down loss of $362,124 on UMC investment.

Consolidated Balance Sheet Data

(In thousands)                                                                March 31,
                                                 -----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                 -----------------------------------------------------------------
Working capital                                  $  751,469    $  796,213    $  490,512    $ 474,567     $ 504,302
Total assets                                      2,502,196     2,348,639     1,070,248      941,238       847,693
Long-term debt                                           --            --            --      250,000       250,000
Stockholders' equity                              1,918,316     1,776,655       879,318      550,175       490,680
                                                 -----------------------------------------------------------------

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Factors Affecting Future Operating Results" and elsewhere in this document. Forward looking statements can often be identified by the use of forward looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words.

Nature of Operations

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as cores of logic, design services, customer training, and field engineering support. Our programmable logic ICs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These components are standard ICs programmed by our customers to perform desired logic operations. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in communications, storage, servers, instrumentation, industrial, and other markets. We market our products throughout the world through a direct sales organization, direct sales to original equipment manufacturers by independent sales representative firms, sales through franchised domestic and foreign distributors.

Results of Operations

     Net Revenue

      (In thousands)       2001      Change       2000     Change       1999
      ------------------------------------------------------------------------

      Net revenues      $1,659,358    62.5%    $1,020,993   54.2%     $661,983

Xilinx's net revenue increased 62.5% in fiscal 2001 compared to fiscal 2000. The increase was primarily due to the significant growth in Spartan and Virtex product lines. Net revenue growth slowed substantially in the fourth quarter of fiscal 2001 due to decelerating bookings and order cancellations resulting from a softening economy and increased inventory levels experienced by a broad base of customers. 54.2% increase in fiscal 2000 over 1999 was primarily due to the significant growth in XC4000XL, XC4000XLA, XC9500, Spartan(TM), and Virtex product lines, which was partially offset by decreased revenues in our mature XC4000 family.

We classify our product offerings into four categories by semiconductor manufacturing process technology. These four product categories are adjusted on a regular basis to accommodate advances in our process technology. Advanced products include our newest technologies manufactured on 0.25-micron and smaller processes, which include the XC4000XV, XC4000XLA, Spartan XL(TM), Spartan-II(TM), Virtex(TM), Virtex-E(TM) and Virtex II product lines. Advanced products represented 51.0% and 26.7% of total revenues in fiscal 2001 and 2000. The significant increases in revenues of advanced products were due to the introduction and strong market acceptance of Virtex-E and Spartan II products. Mainstream products are currently manufactured on 0.35 and 0.5-micron technologies and include the XC4000E, XC4000EX, XC4000XL, XC5200, XC9500, XC9500XL, Spartan(TM) and CoolRunner product lines. Mainstream products represented 35.3% of total revenues in fiscal 2001 and 52.6% in fiscal 2000. Mainstream products saw the heaviest revenue decline in the 4000XL and 9500 product families due to the combination of the softening economy, excess inventory in the channel, and customer's migration to newer production offerings. Base products consist of our mature product families that are currently manufactured on technologies of 0.6-micron and older; this includes the XC2000, XC3000, XC3100, and XC4000 families. Base products represented 6.3% of total revenues in fiscal 2001, as compared to 12.3% in fiscal 2000. Our Support products make up the remainder of our product offerings and include configuration solutions, serial proms, HardWire, software and support. Support products represented 7.4% and 8.4% of total revenues in fiscal 2001 and 2000, respectively. No end customer accounted for more than 10% of revenues in fiscal 2001, 2000 or 1999. The revenue by technology for the years ended March 31, 2001, 2000 and 1999 was as follows:

     (in millions)                   2001          %            2000          %          1999           %
                                  -------------------------------------------------------------------------
     Advanced products            $   845.8       51.0       $   272.8       26.7      $   20.4         3.1
     Mainstream products              585.6       35.3           537.0       52.6         417.1        63.0
     Base products                    104.5        6.3           125.5       12.3         146.8        22.2
     Support products                 123.5        7.4            85.7        8.4          77.7        11.7
                                  ---------    -------       ---------    -------      --------    --------
     Total revenue                $ 1,659.4      100.0       $ 1,021.0      100.0      $  662.0       100.0
                                  =========    =======       =========    =======      ========    ========

In order to compete effectively, we pass manufacturing cost reductions to our customers in the form of reduced prices to the extent that we can maintain acceptable returns. Price erosion has been common in the semiconductor industry, as advances in both product architecture and manufacturing process technology have permitted continual reductions in unit cost. We have historically been able to offset much of the revenue declines of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future.

The revenue by geography for the years ended March 31, 2001, 2000, and 1999 was as follows:

     (in millions)                       2001        %             2000         %           1999          %
                                      ------------------------------------------------------------------------
     North America                    $ 1,028.2      62.0       $   681.1       66.7      $  447.2        67.5
     Europe                               334.0      20.1           201.8       19.8         139.8        21.1
     Japan                                163.6       9.9            82.6        8.1          47.5         7.2
     Asia Pacific/Rest of World           133.6       8.0            55.6        5.4          27.5         4.2
                                      ---------   -------       ---------    -------      --------    --------
     Total revenue                    $ 1,659.4     100.0       $ 1,021.0      100.0      $  662.0       100.0
                                      =========   =======       =========    =======      ========    ========

International revenues represented approximately 38%, 33%, and 32% of total revenues for fiscal years 2001, 2000, and 1999, respectively. Europe, Japan, and Asia Pacific/Rest of World experienced revenue growth in fiscal 2001 as compared to fiscal 2000 due to wider adoption of our new products in consumer and telecommunication applications.

During the fourth quarter of fiscal 1999, we changed our accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While we previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, we recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. We believe that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations, and is consistent with industry practice. Accordingly, it is a preferable method of accounting for revenue. The cumulative effect of the change in accounting method for prior years was a charge of $26.6 million, net of $12.0 million in taxes, or $0.09 net income per diluted share.

     Gross Margin

      (In thousands)                       2001           Change          2000         Change          1999
      ----------------------------------------------------------------------------------------------------------
      Gross margin                       $979,956         53.9%         $636,955        55.1%        $410,717

         Percentage of net revenues          59.1%                          62.4%                        62.0%

During fiscal 2001, our gross margin percentage decreased from the prior year primarily due to the write-down for inventory in excess of the demand and backlog due to a slow down in business during the fourth quarter of fiscal 2001. In addition, the gross margin percentage decreased from the prior year due to lower margin new products such as Spartan II and Virtex-E and the decline in revenue of our older more profitable product families. During fiscal 2000, our gross margin percentage increased slightly from the prior year as efficiencies from increased production volumes resulted in decreased costs as a percentage of revenue.

     Research and Development

      (In thousands)                       2001           Change          2000         Change          1999
      ----------------------------------------------------------------------------------------------------------
      Research and development           $213,195         72.5%         $123,584        36.0%        $90,893

        Percentage of net revenues           12.8%                          12.1%                       13.7%

Research and development expenditures were $213.2 million ($208.7 million excluding RocketChips deferred stock compensation. See Note 13 of Notes to Consolidated Financial Statements) and $123.6 million for fiscal year 2001 and 2000, respectively. We increased our expenditures in research and development as we have done each year during our seventeen-year history. The increase in research and development expenditures from fiscal 2000 to 2001 was related to designing new complex and high density devices, mask and wafer purchases, development of advanced process technologies, software development, increased labor-related costs associated with the development of new products along with increased labor costs associated with the acquisition of RocketChips. (See Note 13 of Notes to Consolidated Financial Statements.) The increase in research and development expenditures from fiscal 1999 to 2000 was related to designing new complex and high density devices, wafer purchases, development of advanced process technologies using 0.22-micron and 0.18-micron technologies, software development, increased labor-related costs, along with increased costs associated with the acquisition of the CoolRunner CPLD business. We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic marketplace. Through March 31, 2001, we have received over 545 issued U.S. patents and we maintain an active program of filing for additional patents in the areas of circuit design and software.

Sales, General and Administrative

      (In thousands)                       2001           Change          2000         Change          1999
      ------------------------------------------------------------------------------------------------------------
      Sales, general and
        administrative                   $274,093         46.9%         $186,619        39.0%        $134,250

         Percentage of net revenues          16.5%                          18.3%                        20.3%

Selling, general and administrative expenses for the year ended March 31, 2001 were $274.1 million, or 16.5% of net revenues, compared to $186.6 million, or 18.3% of net revenues in the fiscal 2000 and $134.3 million, or 20.3% of net revenues in the fiscal 1999. Although total selling, general and administrative spending increased, they decreased as a percentage of net revenues because of strong revenue growth and operational efficiencies. The 46.9% increase in sales, general and administrative expenses in fiscal 2001 was primarily attributable to increased personnel and facilities expenses, increased advertising and promotional expenditures, increased outside sales commissions and sales incentives on higher revenues and legal expenses. Sales, general and administrative expenses increased 39.0% in fiscal 2000 over 1999 due to increased personnel and facilities expenses, increased marketing expenses and higher commission and incentive expenses associated with increased sales. We remain committed to controlling administrative expenses. However, the timing and extent of future legal costs associated with the ongoing enforcement of our intellectual property rights are not readily predictable and may increase in the future.

     Write-Off of In- Process Technology

In connection with the acquisition of RocketChips in fiscal 2001, approximately $90.7 million of in-process research and development costs were incurred. In fiscal 2000, in connection with the acquisition of Philips Semiconductors' line of low-power complex programmable logic devices (CPLDs), approximately $4.6 million was incurred for the research and development project in process and in fiscal 1999 in the acquisition of MI Acquisition LLP, approximately $3.6 million was related to research and development in process. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed there is no alternative future use for the project and the expected future income will not be realized. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and do not have alternative future uses.

To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of preexisting "core" technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We immediately expense this non-recurring charge in the period of acquisition. (See Note 13 of Notes to Consolidated Financial Statements.)

     Capital Gain from Merger of USIC with UMC

In January 2000 United Silicon Inc. (USIC) was merged into United Microelectronics Corp (UMC) and our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000 as a result of the merger of USIC with UMC. The gain represents the appreciation of our investment in USIC. As a result of this merger, we received approximately 222 million UMC shares, which represent approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend which increased our investment holdings in UMC to approximately 266 million shares. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a defined percentage of our shares of UMC common stock. If our holdings fall below that percentage, our wafer capacity rights would be prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

     Write-Down on UMC Investment Valuation

Due to the current weakness in the semiconductor industry, the value of our UMC shares declined to $430.9 million as of March 31, 2001. The downturn in the semiconductor industry and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the fourth quarter of fiscal 2001 we recognized a pre-tax loss of $362.1 million. If the value our UMC shares declines further, we may be required to record additional losses. In addition, in future periods, we may recognize a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC stock.

     Interest and Other Income, net

      (In thousands)                           2001        Change        2000          Change         1999
      ---------------------------------------------------------------------------------------------------------
      Interest income and other
         income, net                         $39,174       43.2%        $27,352        268.4%        $7,425

         Percentage of net revenues              2.4%                       2.7%                        1.1%

Interest and other income was $39.2 million, or 2.4% of net revenues in fiscal 2001 compared to $27.4 million, or 2.7% of net revenues in fiscal 2000 and $7.4 million, or 1.1% of net revenues in fiscal 1999. For fiscal 2001, interest and other income included a pre-tax gain on our investment in Nuron LLC of $4.5 million due to Nuron being purchased by a public company. Excluding the Nuron LLC gain, net interest and other income was $34.6 million, or 2.1% of sales. Excluding the Nuron LLC gain, the dollar increase from fiscal year 2000 to 2001 was primarily due to an increase in the interest income related to higher investment balances and higher interest rates offset by foreign exchange losses due to the weaker Japanese Yen in fiscal 2001 compared to fiscal 2000.

The 268% increase in interest and other income in fiscal 2000 from fiscal 1999 was primarily due to the $11.2 million decrease in interest expense related to the redemption in February 1999 of our previously outstanding convertible notes in February 1999 and increased interest income on higher average cash and investment balances. The amount of net interest and other income in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, the balance of any debt outstanding, and foreign currency exchange rates.

     Provision for Income Taxes

      (In thousands)                           2001        Change         2000         Change          1999
      ----------------------------------------------------------------------------------------------------------
      Provision for taxes on income          $25,845       (93.2%)      $378,006       588.2%        $54,925

          Effective tax rate                    42.3%                       36.9%                       29.0%

The effective tax rate in fiscal 2001 is higher than fiscal 2000 principally due to in-process research and development charges with no corresponding tax benefit to the company. The effective tax rate in fiscal 2000 was higher than fiscal 1999 principally due to taxes of $277 million on a $675 million gain realized on the UMC/USIC merger, which significantly offset tax benefits associated with tax exempt interest and foreign earnings at lower tax rates which generally reduce our effective tax rate. (See Note 10 of Notes to Consolidated Financial Statements.)

On December 28, 2000, the Internal Revenue Service issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal years 1996, 1997, and 1998. We filed a petition with the Tax Court on March 26, 2001 contesting this notice of deficiency. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

     Joint Venture Equity Converted to UMC Shares

We recorded our proportional ownership of the net income (loss) of USIC, a wafer fabrication joint venture located in Taiwan, as joint venture equity income
(loss) prior to the merger of USIC and UMC. In fiscal 2000, income was generated as USIC began to realize volume wafer production and shipments. The fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility.

As a result of the conversion of our equity position in USIC to shares of UMC in January 2000, as discussed above, we no longer record joint venture equity income.

     Inflation

To date, the effects of inflation upon our financial results have not been significant. We cannot assure, however, inflation will not affect us materially in the future.

Financial Condition, Liquidity and Capital Resources

We have used a combination of equity and debt financing and cash flow from operations to support on-going business activities, acquiring critical technologies, and making investments in complementary technologies, purchase facilities and capital equipment, and finance inventory and accounts receivable. Additionally, our investment in UMC is available for future sale, subject to restrictions.

     Cash, Cash Equivalents and Short-term Investments

During fiscal 2001, we generated cash flow of $377.3 million from operating activities, $44.7 million from investing activities, and consumed $298.8 million from financing activities. Investing activities during fiscal 2001 included $263.1 million in net proceeds from sales and purchases of investments, $4 million cash obtained from acquisition of Rocketchips, Inc, offset by $222.7 million expenditures for property, plant and equipment. Financing activities during fiscal year 2001 included an increase of $104.0 million from issuance of common stocks and sales of put warrants, offset by $402.8 million of stock buyback.

During fiscal 2000, we generated cash flow of $341.1 million from operating activities and $89.1 million from financing activities, offset by $398.2 million of cash used for investing activities. Investing activities during fiscal 2000 included $231.7 million in net purchases of investments, $143.7 million expenditures for property, plant and equipment, and $22.8 million for the purchase of Philips' CPLD business. Financing activities during 2000 included $84.3 million in proceeds from sales of common stock under employee option and stock purchase plans and $10.0 million from sales of put warrants partially offset by $5.3 million of stock buyback.

     Receivables

Receivables increased 27.9 % from $135.0 million at the end of fiscal 2000 to $172.8 million at the end of fiscal 2001. The increase was primarily attributable to the increased level of sales.

     Inventories

Inventories increased from $131.3 million at March 2000 to $342.5 million at March 2001 due to the increased level of sales. In the fourth quarter of fiscal 2001, we wrote down inventory due to a decrease in forecasted demand. Given the volatility of the market and the obsolescence in technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations.

We attempt to maintain sufficient levels of inventory in various product, package and speed configurations to meet forecasted customer demand. On the other hand, we also wish to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

     Property, Plant and Equipment

During 2001, we invested $222.7 million in property and equipment compared to $143.7 million in 2000. Primary investments in fiscal 2001 were for land and building purchases, software and semiconductor design tools, test and manufacturing equipment at each of our manufacturing and test locations, and workstations and network infrastructure to support the increased level of business.

     Current Liabilities

Current liabilities increased from $244.7 million at the end of fiscal 2000 to $350.4 million at the end of fiscal 2001. The increase was primarily attributable to the increase in accounts payable and deferred income on shipments to distributors. The increase in accounts payable was a result of business expansion and the increase in deferred income on shipments to distributors was due to increased inventory build up at distributors, due to the higher sales in fiscal 2001 compared to fiscal 2000.

     Long-term Debt and Lines of Credit

In fiscal 1999, we converted in full $250.0 million 5 1/4% Convertible Subordinated Notes due 2002 for a total of 19.6 million shares of common stock at a price of $12.75 per share. We have credit facilities for $6.2 million to meet occasional working capital requirements for our Ireland manufacturing facility. The other $40.0 million revolving credit agreement expired on March 26, 2001 and we decided not to extend this line of credit. At March 31, 2000, no borrowings were outstanding under the lines of credit. (See Note 5 of Notes to Consolidated Financial Statements.)

     Stockholders' Equity

Stockholders' equity grew by 8% in fiscal 2001 to $1,918.3 million. The increase of $141.7 million was attributable to $35.3 million in net income, $241.8 million related to the issuance of common stock from employee stock plans and the tax benefit from stock options, $268.6 million from the stock issuance in connection with RocketChips acquisition (See Note 3 of Notes to Consolidated Financial Statements), and $22.2 million related to the sale of put warrants. The increases were offset by the $402.8 million used to acquire treasury stock and $23.4 million from unrealized loss on available for sale securities and our cumulative translation adjustment.

     Summary of Liquidity

We anticipate that existing sources of liquidity and cash flow from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes.

Factors Affecting Future Operating Results
------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

 .    reduced product demand;
 .    limited visibility of demand for products beyond three months;
 .    accelerated erosion of average selling prices;
 .    tight capacity availability;
 .    shortages of other electronic components;
 .    excess inventory within the supply chain; and
 .    overbuilding of OEM products, including communication infrastructure.

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to shorten product lead times and minimize inventory levels. Shortages of other electronic components could lead to customers canceling orders for our products due to the inability to complete their end system. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers' reduced demand cause them to slow orders of our products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results.

Our future success depends in a large part on the continued service of our key technical, sales, marketing and management personnel and on our ability to continue to attract and retain qualified employees. Particularly important are those highly skilled design, process, product, software and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on our financial condition and results of operations.

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

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main foundry partner, UMC, as well as a significant number of suppliers to the semiconductor industry, end-customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured by our foundry partners in Taiwan by UMC and in Japan by Seiko Epson Corp (Seiko). We depend on our foundry partners to deliver reliable silicon wafers, with acceptable yields, in a timely manner. If our foundry partners are unable to produce and deliver silicon wafers that meet our specifications, including acceptable yields, our results of operation could be adversely affected.

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

Our headquarters in San Jose, California, performs design and test services for certain of the Company's products. These services require the continuous use of electrical power and, at times of high usage, we are susceptible to the electrical power outages occurring in California. Any prolonged periods of electrical "blackouts" in California could have a material and adverse effect on our ability to perform design and test services at our headquarters.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

Dependence Upon Independent Manufacturers and Subcontractors

We do not manufacture the semiconductor wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko, with recent wafers also manufactured by USIC until its merger into UMC. We are dependent upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in Asia to provide semiconductor assembly services. The more complex product design also requires more advanced assembling and packaging technology developed by our subcontractors. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Our growth will depend in large part upon our ability to obtain additional wafer fabrication capacity and assembly services from suppliers that are cost competitive during a period of tight capacity availability. We consider various alternatives in order to secure additional wafer capacity. These alternatives include, without limitation, equity investments in, or loans, deposits, or other financial commitments to independent wafer manufacturers. We also consider the use of contracts which commit us to purchase specified quantities of wafers over extended periods. We are currently able to obtain wafers from existing suppliers in a timely manner. However, at times we have been unable, and may in the future be unable, to fully satisfy customer demand because of production constraints, including the ability of suppliers and subcontractors to provide materials and services to satisfy customer delivery dates, as well as our ability to process products for shipment. In addition, a significant increase in general industry demand or any interruption of supply could reduce our supply of wafers or increase our cost of such wafers. These events could have a material adverse effect on our financial condition and results of operations.

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products which address customer requirements and compete effectively on the basis of price, density, functionality, and performance. The success of new product introductions is dependent upon several factors, including:

 .    timely completion of new product designs;
 .    ability to utilize advanced manufacturing process technologies including advanced mask making capability;
 .    achieving acceptable yields;
 .    ability to obtain advanced packaging;
 .    availability of supporting software design tools;
 .    utilization of predefined cores of logic;
 .    market acceptance; and
 .    successful deployment of systems by our customers.

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

Competition

See "competition" discussed in Item 1.


Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark law to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations. (See Part I - Other Information, Item 3 - Legal Proceedings for a discussion of litigation between Xilinx and Altera Corporation.)

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets. In January 2000, as a result of USIC's merger with UMC (see Note 4 to Consolidated Financial Statements), we received approximately 222 million shares of UMC stock, which are publicly traded on the Taiwan Stock Exchange. (Our current holdings in UMC equal approximately 266 million shares as the result of a stock dividend in July 2000 - See Note 4 to Consolidated Financial Statements). We view this investment in UMC as an operating investment primarily intended to secure adequate wafer manufacturing capacity. Although from time to time we could be viewed as holding a larger portion of our assets in investment securities than is presumptively permitted by the 1940 Act for a company not registered as an investment company due to the success of our investments, in particular UMC, we believe we should not be considered an investment company under the Act. The 1940 Act, and rules issued under it, contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act. At this time, we believe that we qualify as an operating company under these provisions. In the future, however, our situation may change which might require us to seek an alternate solution such as exemptive or no-action relief from the SEC.

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

Litigation

We are currently engaged in several legal matters. See "Legal Proceedings" in
Part I.


Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk

We enter into forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers are denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 1.85% adverse impact on revenue for the twelve months ended in fiscal years 2001. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future, we will continue to mitigate the exposure through yen hedging contracts. However, no currency forward contracts were outstanding for Japanese Yen as of March 31, 2001.

As we plan to expand our Ireland facility, we have four outstanding forward currency exchange contracts against Euro with Bank of America. Total value of contracts is US$10 million. The four contracts expire at various dates between May and September 2001. Since we will continue to have Euro currency exposure over the expansion period, we will continue to mitigate the exposure through Euro hedging contracts.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 XILINX, INC.
                       Consolidated Statements of Income

                                                                                     Years ended March 31,
(In thousands, except per share amounts)                                     2001           2000            1999
                                                                       ------------------------------------------------
Net revenues                                                             $  1,659,358    $ 1,020,993      $ 661,983
Costs and expenses:
      Cost of revenues                                                        679,402        384,038        251,266
      Research and development                                                213,195        123,584         90,893
      Sales, general and administrative                                       274,093        186,619        134,250
      Write-off of in-process research and development                         90,700          4,560          3,600
      Amortization of acquisition related items including
           goodwill and other intangibles                                      17,915             --             --
                                                                         ------------    -----------      ---------
          Total operating costs and expenses                                1,275,305        698,801        480,009
                                                                         ------------    -----------      ---------

Operating income                                                              384,053        322,192        181,974

Capital gain from merger of United Silicon Inc. with
   United Microelectronics Corp                                                    --        674,728             --
Write-down of the United Microelectronics Corp Investment                    (362,124)            --             --
Interest income and other                                                      39,339         27,361         19,341
Interest expense                                                                 (165)            (9)       (11,916)
                                                                         ------------    -----------      ---------
Income before provision for taxes on income, equity in joint
   venture and cumulative effect of change in accounting principle             61,103      1,024,272        189,399

Provision for taxes on income                                                  25,845        378,006         54,925
                                                                         ------------    -----------      ---------
Income before equity in joint venture and cumulative effect
     of change in accounting principle                                         35,258        646,266        134,474

Equity in income/(loss) of joint venture                                           --          6,184         (5,236)
                                                                         ------------    -----------      ---------
Income before cumulative effect of change in
     accounting principle                                                      35,258        652,450        129,238

Cumulative effect of change in accounting principle                                --             --        (26,646)
                                                                         ------------    -----------      ---------
Net income                                                               $     35,258    $   652,450      $ 102,592
                                                                         ============    ===========      =========
Net income per share:
     Basic
        Income before cumulative effect of change in
              accounting principle                                       $       0.11    $      2.06      $    0 44
        Cumulative effect of change in accounting principle                        --             --          (0.09)
                                                                         ------------    -----------      ---------
        Basic net income per share                                       $       0.11    $      2.06      $    0.35
                                                                         ============    ===========      =========
     Diluted
        Income before cumulative effect of change in
              accounting principle                                       $       0.10    $      1.90      $    0.42
        Cumulative effect of change in accounting principle                        --             --          (0.09)
                                                                         ------------    -----------      ---------
        Diluted net income per share                                     $       0.10    $      1.90      $    0.33
                                                                         ============    ===========      =========

Shares used in per share calculations:
     Basic                                                                    328,196        316,724        292,843
                                                                         ============    ===========      =========
     Diluted                                                                  353,345        343,479        308,620
                                                                         ============    ===========      =========

Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):

    Net revenues                                                                   --             --      $ 661,983
    Net income                                                                     --             --      $ 129,238
    Net income per share:
        Basic                                                                      --             --      $    0.44
        Diluted                                                                    --             --      $    0.42

See accompanying notes

                                 XILINX, INC.
                          Consolidated Balance Sheets

                                                                                                 March 31,
(In thousands, except per share amounts)                                                   2001            2000
                                                                                      --------------- ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $    208,693    $     85,548
  Short-term investments                                                                     162,091         522,202
  Accounts receivable, net of allowances for doubtful accounts, pricing adjustments and customer returns of $7,536 and $15,539 in 2001 and
    2000, respectively                                                                       172,768         135,048
  Inventories                                                                                342,453         131,307
  Deferred income taxes                                                                      151,530          91,282
  Advances for wafer purchases                                                                    --          22,485
  Other current assets                                                                        64,344          53,053
                                                                                        ------------    ------------
Total current assets                                                                       1,101,879       1,040,925
                                                                                        ------------    ------------

Property, plant and equipment, at cost:
  Land                                                                                        86,742          49,944
  Building                                                                                   218,234          98,674
  Machinery and equipment                                                                    222,687         168,973
  Furniture and fixtures                                                                      26,961          19,351
                                                                                       -------------    ------------
                                                                                             554,624         336,942
  Accumulated depreciation and amortization                                                 (137,448)        (96,568)
                                                                                       -------------    ------------
Net property, plant and equipment                                                            417,176         240,374

Long-term investments                                                                        288,972         185,073
Investment in United Microelectronics Corp                                                   430,894         838,923
Developed technology and other assets                                                        263,275          43,344
                                                                                        ------------    ------------
Total Assets                                                                            $  2,502,196    $  2,348,639
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $    104,674    $     56,361
  Accrued payroll and related liabilities                                                     28,776          29,796
  Income tax payable                                                                          62,443          27,982
  Deferred income on shipments to distributors                                               130,501         115,002
  Interest payable and other accrued liabilities                                              24,016          15,571
                                                                                        ------------    ------------
Total current liabilities                                                                    350,410         244,712
                                                                                        ------------    ------------

Deferred tax liabilities                                                                     233,470         327,272
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized;
    none issued and outstanding                                                                   --              --
  Common stock, $.01 par value; 2,000,000 shares authorized; 331,140 shares issued and outstanding at March 31, 2001; 325,512 shares issued and
    Outstanding at March 31, 2000                                                              3,311           3,255
  Additional paid-in capital                                                                 725,626         487,634
  Retained earnings                                                                        1,257,083       1,259,510
  Treasury stock, at cost                                                                    (70,584)             --
  Accumulated other comprehensive income                                                       2,880          26,256
    Total stockholders' equity                                                          ------------    ------------
                                                                                           1,918,316       1,776,655
                                                                                        ------------    ------------
                                                                                        $  2,502,196    $  2,348,639
                                                                                        ============    ============

See accompanying notes

                                 XILINX, INC.
                     Consolidated Statements of Cash Flows

                                                                                                 Years ended March 31,
(In thousands)                                                                            2001            2000           1999
                                                                                     -------------- --------------- --------------
Increase / (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income                                                                           $    35,258    $   652,450     $   102,592
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Cumulative effect of change in accounting principle                                    --             --          26,646
       Depreciation and amortization                                                      93,451         44,191          32,112
       Gain from available sales securities                                               (7,414)            --              --
       Write-off of acquired in-process technology                                        90,700          4,560           3,600
       Loss (gain) related to United Microelectronics Corp investment                    362,124       (674,728)             --
       Provision for deferred income taxes                                                    --        254,444          (6,607)
       Undistributed earnings of joint venture                                                --         (6,184)          5,236
  Changes in assets and liabilities:
       Accounts receivable                                                               (37,720)       (68,578)         (9,143)
       Inventories                                                                      (186,708)         2,160          58,328
       Prepaid assets                                                                      1,222        (31,201)         (4,556)
       Deferred income taxes                                                              (9,010)        22,537          (1,837)
       Other assets                                                                      (54,056)       (15,242)           (957)
       Accounts payable                                                                   44,244         33,035          (2,405)
       Other accrued liabilities                                                           3,592         13,054          33,509
       Income taxes payable                                                             (132,939)       (30,824)        (18,943)
       Tax benefit from stock options                                                    159,025        112,143          34,856
       Deferred income on shipments to distributors                                       15,498         29,293          (8,806)
                                                                                     -----------    -----------     -----------
          Total adjustments                                                              342,009       (311,340)        141,033
                                                                                     -----------    -----------     -----------
              Net cash provided by operating activities                                  377,267        341,110         243,625
                                                                                     -----------    -----------     -----------

Cash flows from investing activities:
  Purchases of available-for-sale investments                                         (2,389,366)    (2,506,365)     (1,177,948)
  Proceeds from sale or maturity of available-for-sale investments                     2,652,456      2,240,293         896,396
  Purchases of held-to-maturity investments                                                   --             --         (36,228)
  Proceeds from maturity of held-to-maturity investments                                                 34,358          36,145
  Proceeds from sale of held-to-maturity investments                                          --             --          36,202
  Investments in property, plant and equipment                                          (222,670)      (143,746)        (40,922)
  Investment in joint venture                                                                 --             --          (5,448)
  Assets purchased/obtained with acquisitions                                              4,243        (22,750)         (6,776)
                                                                                     -----------    -----------     -----------
              Net cash provided by / (used in) investing activities                       44,663       (398,210)       (298,579)
                                                                                     -----------    -----------     -----------

Cash flows from financing activities:
  Acquisition of treasury stock                                                         (402,796)        (5,289)       (113,804)
  Proceeds from issuance of common stock                                                  81,802         84,315          55,481
  Proceeds from sale of put warrants                                                      22,209         10,038              --
                                                                                     -----------    -----------     -----------
              Net cash provided by / (used in) financing activities                     (298,785)        89,064         (58,323)
                                                                                     -----------    -----------     -----------
Net increase / (decrease) in cash and cash equivalents                                   123,145         31,964        (113,277)

Cash and cash equivalents at beginning of period                                          85,548         53,584         166,861
                                                                                     -----------    -----------     -----------
Cash and cash equivalents at end of period                                           $   208,693    $    85,548     $    53,584
                                                                                     ===========    ===========     ===========

Schedule of non-cash transactions:
  Issuance of treasury stock under employee stock plans                              $   332,212    $    10,400     $   112,162
  Issuance of treasury stock from debt conversion                                             --             --          53,503
  Conversion of long term debt to common stock                                                --             --         250,322

Supplemental disclosures of cash flow information:
  Interest paid                                                                              165              9          12,992
  Income taxes paid                                                                  $     7,691    $    11,881     $    21,469

See accompanying notes

                                  XILINX, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                                                      Accumulated
  Three years ended March 31, 2001            Common Stock      Additional                                Other          Total
  (In thousands)                               Outstanding       Paid-in     Retained     Treasury    Comprehensive  Stockholders'
                                           --------------------
                                            Shares      Amount    Capital    Earnings      Stock         Income          Equity
                                           -----------------------------------------------------------------------------------------
  Balance at March 31, 1998                  291,652    $2,916    $ 116,883  $  504,468       ($56,973)   ($17,119)    $  550,175
  Components of comprehensive income:
     Net income                                   --        --           --     102,592             --          --        102,592
     Unrealized gain on available-for-sale
       securities, net of tax expense of $87      --        --           --          --             --         130            130
     Cumulative translation adjustment            --        --           --          --             --        (434)          (434)
                                                                                                                         --------
             Total comprehensive income                                                                                   102,288
                                                                                                                         --------
  Issuance of common shares
     under employee stock plans               12,458       208       55,273          --             --          --         55,481
  Issuance of common shares
     from convertible debt                    19,608        --      250,322          --             --          --        250,322
  Acquisition of treasury stock              (11,232)       --           --          --       (113,804)         --       (113,804)
  Issuance of treasury stock
     under employee stock plans                   --        --     (112,162)         --        112,162          --             --
  Issuance of treasury stock
     from debt conversion                         --        --      (53,503)         --         53,503          --             --
  Tax benefit from exercise of
     stock options                                --        --       34,856          --             --          --         34,856
                                           -----------------------------------------------------------------------------------------
  Balance at March 31, 1999                  312,486     3,124      291,669     607,060         (5,112)    (17,423)       879,318
  Components of comprehensive income:
     Net income                                   --        --           --     652,450             --          --        652,450
     Unrealized gain on available-for-sale
       securities, net of tax expense of
       $18,313                                    --        --           --          --             --      26,073         26,073
       Cumulative translation adjustment          --        --           --          --             --      17,606         17,606
                                                                                                                         --------
             Total comprehensive income                                                                                   696,129
                                                                                                                         --------
  Issuance of common shares
    under employee stock plans                13,272       131       84,184          --             --          --         84,315
  Acquisition  of treasury stock                (246)       --           --          --         (5,288)         --         (5,288)
  Issuance of treasury stock
    under employee stock plans                    --        --      (10,400)         --         10,400          --             --
  Put option premiums                             --        --       10,038          --             --          --         10,038
  Tax benefit from exercise of
    stock options                                 --        --      112,143          --             --          --        112,143
                                           -----------------------------------------------------------------------------------------
  Balance at March 31, 2000                  325,512     3,255      487,634   1,259,510             --      26,256      1,776,655
  Components of comprehensive income:
     Net income                                   --        --           --      35,258             --          --         35,258
     Unrealized loss on available-for-sale
       securities, net of tax expense of
       $2,316                                     --        --           --          --             --     (22,831)       (22,831)
       Cumulative translation adjustment          --        --           --          --             --        (545)          (545)
                                                                                                                         --------
             Total comprehensive income                                                                                    11,882
                                                                                                                         --------
  Issuance of common shares
    under employee stock plans                 9,382        93       82,737          --             --          --         82,830
  Acquisition of treasury stock               (6,373)      (63)          --          --       (402,797)         --       (402,860)
  Issuance of treasury stock
    under employee stock plans                    --        --     (294,528)    (37,685)       332,213          --             --
  Issuance of shares for RocketChips           2,619        26      288,322          --             --          --        288,348
  Put option premiums                             --        --       22,209          --             --          --         22,209
  Deferred Compensation-RocketChips               --        --      (19,773)         --             --          --        (19,773)

  Tax benefit from exercise of
    stock options                                 --        --      159,025          --             --          --        159,025
                                           -----------------------------------------------------------------------------------------
  Balance at March 31, 2001                  331,140    $3,311    $ 725,626  $1,257,083      $ (70,584)   $  2,880     $1,918,316
                                           =========================================================================================

See accompanying notes

                                  XILINX, INC.
                   Notes To Consolidated Financial Statements

Note 1. Nature of Operations

Xilinx designs, develops, and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as cores of logic, design services, customer training, and field engineering support. The wafers used to manufacture our products are obtained from independent wafer manufacturers located in Taiwan and Japan. We are dependent upon these manufacturers to produce and deliver wafers on a timely basis. We are also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing and test facilities in the United States and Ireland and sales offices throughout the world. We derive approximately one-third of our revenues from international sales, primarily in Europe and Japan.

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

    Basis of presentation

The accompanying consolidated financial statements include the accounts of Xilinx and our wholly owned subsidiaries after elimination of all significant intercompany transactions. Our fiscal year ends on the Saturday nearest March
31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2001 was a 52-week year ended on March 31, 2001. Fiscal 2000 was a 52-week year ended on April 1, 2000 and Fiscal 1999 was a 53-week year ended on April 3, 1999.

Certain amounts from the prior years have been reclassified to conform to the current year presentation.

    Cash equivalents and investments

Cash and cash equivalents consist of cash on deposit with banks and investments in money market instruments and U.S. Treasury notes with minimal interest rate risk and original maturities of 90 days or less when acquired. Short-term investments consist of tax-advantaged municipal bonds, commercial papers, and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date. Restricted investments consisted of certificates of deposit held as collateral relating to leases for our facilities. Long-term investments consist of equity investments, U.S. Treasury notes, government agency bonds and tax-advantaged municipal bonds with maturities greater than one year, unless funds are specifically identified for current operations. We invest our cash, cash equivalents, short-term and long-term investments through various banks and investment banking and asset management institutions. This diversification of risk is consistent with our policy to maintain liquidity and ensure the collectibility of principal.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when we have the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at March 31, 2001. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 2001 and 2000:

             (In thousands)                    2001            2000
                                          ------------------------------
       Raw materials                       $   26,245     $    6,602
       Work-in-progress                       249,348         78,697
       Finished goods                          66,860         46,008
                                           ----------     ----------
                                           $  342,453     $  131,307
                                           ==========     ==========

Given the volatility of the market and the obsolescence in technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and result of operations.

     Advances for wafer purchases

In fiscal 1997, we signed an agreement with Seiko Epson, a primary wafer supplier. Repayment of this advance was received in the form of wafer deliveries, which began during the fourth quarter of fiscal 1998. The advance payment agreement also provided for interest to be paid to us in the form of free wafers. The repayment of this advance was completed during the second quarter of fiscal 2001.

     Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings. Depreciation expenses totaled $46.4 million, $33.3 million, and $27.5 million for fiscal year 2001, 2000, and 1999, respectively.

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

     Foreign currency translation

The U.S. dollar is the functional currency for our Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in "Interest income and other." The functional currency is the local currency for each of our other foreign subsidiaries. Assets and liabilities are translated at month-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income in stockholders' equity.

     Derivative financial instruments

As part of our ongoing asset and liability management activities, we periodically enter into financial arrangements to reduce financial market risks. These instruments are used to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. We do not enter into derivative financial instruments for trading purposes.

Our accounting policies for these instruments are based on whether such instruments are designated as hedging transactions. The criteria we use for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on foreign currency forward and option contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and either recognized in income or included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on foreign currency forward and option contracts and interest rate swap contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument is recognized in income in the same period. Subsequent gains or losses on the related derivative instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Premiums paid for foreign currency forward and option contracts are generally amortized over the life of the contracts and are not material to our results of operations. Unamortized premiums are included in prepaid expenses and other current assets.

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

     Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and intangible assets, inventory write-downs, allowances for doubtful accounts, pricing adjustments, customer returns, potential reserves relating to litigation matters as well as other accruals or reserves. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which requires adoption by Xilinx beginning April 2001. The effect of adopting the Standard will not be material to our consolidated results of operations or financial position. FASB 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, if any, of a derivative's change in fair value will be immediately recognized in earnings.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of fiscal 2001 and the adoption did not have a material effect on our consolidated results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain provisions covered specific events occurring after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensuses on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as temporary equity. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract requiring cash settlement and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Compliance with EITF 00-19 did not have a material impact on the Company's consolidated financial position.

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

No end customer accounted for more than 10% of revenues in 2001, 2000, or 1999. Approximately 27%, 27% and 20% of net revenues were recognized through our largest domestic distributor in 2001, 2000, and 1999, respectively. A second domestic distributor accounted for approximately 24%, 24%, and 17% of net revenues in fiscal 2001, 2000 and 1999, respectively.

On a consolidated basis, at March 31, 2001, two distributors accounted for 59.3% and 28.0% of total accounts receivable. These two distributors also accounted for 44.1% and 28.6% of worldwide net revenues in fiscal 2001. (See ITEM 1.
Business: Marketing and Sales; Backlog and Customers)


Note 3. Accounting change - Deferred Revenue Recognition on Sales to International Distributors

During the fourth quarter of fiscal 1999, we changed our accounting method for recognizing revenue on all shipments to international distributors. The change was made retroactive to the beginning of fiscal 1999. While we previously deferred revenue on shipments to domestic distributors until the products were sold to the end user, we recognized revenue upon shipment to international distributors, net of appropriate reserves for returns and allowances. Following the accounting change, revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. We believe that deferral of revenue on shipments to distributors until the product is shipped by the distributor to an end customer is a more meaningful measurement of results of operations, and is consistent with industry practice. The cumulative effect of the change in accounting method for fiscal 1999 was a charge of $26.6 million, net of $12.0 million in taxes, or $0.09 net income per diluted share.

Note 4. Joint Venture

Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. We had a 20% equity ownership in USIC and had the right to receive up to 31.25% of the wafer capacity from this facility. We accounted for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity. In fiscal 2000 net gains were generated as USIC entered volume wafer production and shipment, while the fiscal 1999 net loss was a result of the continued ramp up in production of the wafer fabrication facility.

In January 2000 USIC was merged into UMC and our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in our fiscal 2000 fourth quarter as a result of the merger of USIC into UMC. The gain represents the appreciation of our investment in USIC. As a result of this merger, we owned approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend, which increased our investment holdings in UMC to approximately 266 million shares. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a percentage of our shares of UMC common stock. If our holdings fall below the specified level, our wafer capacity rights would be decreased prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. At March 31, 2001, the restricted portion of our UMC investment totaled $179.5 million.

The Company accounts for the portion (approximately 58% at March 31, 2001) of its investment in UMC which becomes unrestricted within twelve months as available-for-sale marketable security in accordance with SFAS 115. The portion of the investment in UMC which is restricted beyond twelve months (approximately 42% of the Company's holdings at March 31, 2001) is accounted for as a cost method investment classified as a long-term investment.

Due to the current weakness in the semiconductor industry, the value of our UMC shares declined to $430.9 million as of March 31, 2001. The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the fourth quarter of fiscal 2001 we recognized a pre-tax loss of $362.1 million. If the value our UMC shares declines further, we may be required to record additional losses. In addition, in future periods, we may recognized a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC stock.

Note 5. Financial Instruments

     Cash and Investments

The following is a summary of available-for-sale securities:

                                              March 31, 2001                                March 31, 2000
                              ----------------------------------------------------------------------------------------------
                                            Gross       Gross     Estimated                Gross      Gross     Estimated
(In thousands)                 Amortized   Unrealized Unrealized    Fair      Amortized  Unrealized Unrealized      Fair
                                Cost        Gains      Losses       Value        Cost      Gains     Losses        Value
                              ----------------------------------------------------------------------------------------------
Money market funds            $ 160,093   $      --   $      --  $  160,093   $   93,172 $     --   $     --   $   93,172
Commercial paper                127,142          --          --     127,142       62,712       --         --       62,712
U.S. Treasury notes                  --          --          --          --        5,005       --         --        5,005
Auction rate preferred           21,512           3          --      21,515      335,039        1        (14)     335,026
Government agency bonds              --          --          --          --        9,925       --       (142)       9,783
Municipal bonds                 339,691       5,610         (32)    345,269      300,897      370     (1,513)     299,754
Investment in UMC               251,355          --          --     251,355      396,509   45,904         --      442,413
                              ---------   ----------  ---------  ----------   ----------  -------   --------   ----------

                              $ 899,793   $   5,613   $     (32) $  905,374   $1,203,259  $46,275   $(1,669)   $1,247,865
                              =========   =========   =========  ==========   ==========  =======   =======    ==========
Included in:
    Cash and cash equivalents                                    $  202,956                                    $   98,177
    Short-term investments                                          162,091                                       522,202
    Long-term investments                                           288,972                                       185,073
    Investment in UMC                                               251,355                                       442,413
                                                                 ----------                                    ----------
                                                                 $  905,374                                    $1,247,865
                                                                 ==========                                    ==========

For fiscal 2001, interest and other income included a pre-tax gain on our investment in Nuron LLC of $4.5 million. The gain was recorded under guidance from Emerging Issues Task Force Bulletin 91-5 "Non-Monetary Exchange of Cost-Method investments."

   Derivatives

In fiscal 2001, we utilized forward currency contracts to protect against the net yen exposure created when we began purchasing most of our wafers from Japanese suppliers in U.S. dollars yet continued to invoice Japanese customers in yen. Realized gain of $ 0.9 million in fiscal 2001 and loss of $0.5 million in fiscal 2000 were offset against revenue when there was a firm commitment, otherwise they were included in "Interest income and other. " At March 31, 2000, no commitments under foreign currency forward or option contracts were outstanding.

At March 31, 2001, we have four outstanding forward currency exchange contracts against Irish Pounds with Bank of America. Total value of contracts is $10 million U.S. dollars. The four contracts expire at various dates: May 15, June 15, August 15, and September 14 in year 2001.

   Lines of Credit

We had $40 million available under a syndicated bank revolving credit line agreement, which expired in March 2001 and we decided not to extend this line of credit. Additionally, our Ireland manufacturing facility has an additional $6.2 million available under a multicurrency credit line, which expires in November 2001. Under this agreement, borrowings bear interest at the bank's prime rate or 0.75% over the Euribor rate. At March 31, 2000, no borrowings were outstanding under any credit lines. We are in full compliance with the agreement's required covenants and financial ratios. The agreements prohibit the payment of cash dividends without prior bank approval.

   Subordinated Notes

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

Note 6. Commitments

We lease some of our manufacturing and office facilities under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:

                   Years ended March 31,      (In thousands)
                                              ---------------
                   2002                          $  3,389
                   2003                             2,747
                   2004                             1,277
                   2005                               926
                   2006                               485
                   Thereafter                       3,547
                                                 --------
                                                 $ 12,371
                                                 ========

Rent expense was approximately $2.5 million for fiscal 2001, $7.3 million for fiscal year 2000, and $4.5 million for 1999. The decreased rent expense in fiscal 2001 was due to the acquisition of buildings in San Jose, California during fiscal year 2001.

During fiscal 1998, we entered into an agreement for a facility to be built on property adjacent to our corporate facilities, which was completed in fiscal 2000. Upon signing the lease agreement, we paid the lessor $31.3 million for prepaid rent and an option to purchase the facility. The rent prepayment covered one year and was discounted to its present value. We exercised the lease agreement's purchase option in fiscal 2000 and the prepaid purchase option was considered payment in full.

In December 1999, we exercised another option to purchase three buildings previously leased at our San Jose corporate facility. The restricted investment of $34.4 million related to certain collateral requirements on the building leases and was later used to purchase the three buildings.

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

The computation of basic net income per share for all years presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 25.1 million, 26.8 million and 15.8 million incremental common shares attributable to outstanding options for fiscal years 2001, 2000, and 1999, respectively.

Before the long-term debt was converted to equity in the amount of approximately
19.6 million shares in February 1999, they were not included in the calculation of diluted net income per share, as their inclusion would have had an anti-dilutive effect for all periods presented. Outstanding options to purchase approximately 4.3 million, 0.3 million, and 9.6 million shares, for the fiscal years 2001, 2000 and 1999, respectively, under the Company's Stock Option Plans were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect. In addition, the put warrants disclosed in

Note 9 did not have any impact on basic or diluted net income per share in fiscal March 31, 2001 as their inclusion would have had an anti-dilutive effect.

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

The components of comprehensive income are as follows:

                                                                                 March 31,
     (in thousands)                                                2001             2000           1999
                                                              -----------------------------------------------
     Net income                                                   $  35,258      $  652,450      $ 102,592
     Cumulative translation adjustment                                 (545)         17,606           (434)
     Unrealized gain(loss) on available for sale securities,
          net of tax                                                (22,831)         26,073            130
                                                                  ---------      ----------      ---------
     Comprehensive income                                         $  11,882      $  696,129      $ 102,288
                                                                  =========      ==========      =========

The components of accumulated other comprehensive income (loss) are as follows:

                                                                                  March 31,
     (in thousands)                                                2001             2000             1999
                                                              -----------------------------------------------
     Cumulative translation adjustment                            $    (594)     $      (49)     $ (17,655)
     Unrealized gain on available for sale securities,
          net of tax                                                  3,474          26,305            232
                                                                  ---------      ----------      ---------
     Accumulated other comprehensive income (loss)                $   2,880      $   26,256      $ (17,423)
                                                                  =========      ==========      =========

Note 9. Stockholders' Equity

The Company's Certificate of Incorporation authorized 2 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 31, 2001 and 2000 no preferred shares were issued or outstanding.

   Treasury stock and put options

We authorized a stock buyback program in September 1998 and June 2000 whereby up to $100 million and $200 million dollars, respectively, of our common stock could be purchased in the open market from time to time as market and business conditions warranted. This program was completed in November 2000. In November 2000, additional stock repurchase programs were authorized to buyback up to $250 million dollars of our common stock. We have reissued treasury shares repurchased in response to Employee Stock Option exercises and Employee Qualified Stock Purchase Plan requirements as well as in conjunction with our redemption of convertible debt. During fiscal 2001 and 2000, we repurchased a total of 6.4 million and 0.2 million shares of common stock for $402.8 million and $5.3 million, respectively. In fiscal 2001 and 2000, 5.0 million and 0.5 million shares were reissued, respectively. As of March 31, 2001, we held 1.4 million shares of treasury stock in conjunction with the stock repurchase program. During fiscal 2001, we sold put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price, ranging from $52 to $72 per share. The outstanding put warrants will expire at various dates through

February 2002. As of March 31, 2001, we have 1.4 million shares subject to future issuance under of outstanding put warrants.

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

     Employee Stock Option Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 54.4 million shares as of March 31, 2001. Options to purchase shares of our common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over four or five years.

A summary of our Option Plans activity, and related information are as follows:

     Years ended March 31,                         2001                    2000                    1999
                                          -----------------------------------------------------------------------
                                                       Weighted                Weighted                Weighted
                                                       Average                 Average                 Average
                                            Shares     Exercise     Shares     Exercise     Shares     Exercise
                                            (000)       Price       (000)       Price       (000)       Price
                                          -----------------------------------------------------------------------
     Outstanding at beginning of year        55,333    $  12.19      63,158    $   9.50      58,098    $   6.67
       Granted                                7,813       63.51       4,149       37.24      18,560       15.04
       Exercised                             (8,008)       7.41     (10,997)       6.03     (10,844)       3.98
       Forfeited                               (714)      33.26        (977)      13.74      (2,656)       9.03
                                           ----------- ----------- ----------- ----------- ----------- -----------
     Outstanding at end of year              54,425    $  19.98      55,333    $  12.19      63,158    $   9.50
                                           =========== =========== =========== =========== =========== ===========

     Shares available for grant              35,569                  28,564                   5,624
                                           -----------             -----------             -----------

The following information relates to options outstanding and exercisable under the Option Plan at March 31, 2001:

                                                      Options Outstanding                Options Exercisable
                                          ----------------------------------------------------------------------
                                                            Weighted
                                                            Average        Weighted                   Weighted
                                             Options       Remaining       Average       Options      Average
     Range of                              Outstanding    Contractual      Exercise    Exercisable    Exercise
     Exercise Prices                          (000)       Life (Years)      Price         (000)        Price
     ---------------                          -----       ------------      -----         -----        -----
     $  0.57 - $  8.25                       16,000             3.95          $ 5.78     15,754       $ 5.76
     $  8.31 - $ 11.72                       14,460             6.50            9.89     11,012         9.92
     $ 11.97 - $ 34.03                        4,523             7.32           18.51      9,085        16.77
     $ 34.44 - $ 96.63                        9,442             9.11           61.78      1,691        56.62
     -----------------                    ----------------------------------------------------------------------

     $  0.57 - $ 96.63                       54,425             6.42          $19.98     37,542       $11.94
                                          ----------------------------------------------------------------------

At March 31, 2000, 33.6 million options were exercisable at an average price of $8.37.

     Employee Qualified Stock Purchase Plan

Under our 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase our common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 1.4 million and 2.3 million shares were issued during 2001 and 2000, respectively, and 8.0 million shares were available for issuance at March 31, 2001.

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

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if we had accounted for awards to employees under the fair value method of FASB 123. The fair value of stock options and stock purchase plan rights under the Option Plans and Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Our stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The fair value of stock options and stock purchase plan rights granted in fiscal years 2001, 2000 and 1999 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

                                                     Stock Options                Stock Purchase Plan Rights
     Years ended March 31,                    2001        2000        1999       2001        2000       1999
     ------------------------------------- ----------- ----------- ----------- ---------- ----------- ----------
     Expected life (years)                    3.50        3.50        3.00       0.50        0.50       0.50
     Expected stock price volatility          0.71        0.65        0.65       0.79        0.67       0.64
     Risk-free interest rate                   5.9%        5.8%        5.0%       5.6%        5.3%       5.0%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards' vesting period. Had we accounted for stock-based awards to employees under FASB 123, our net income (loss) would have been $(100.2) million, $560.3 million, and $65.2 million in 2001, 2000, and 1999, respectively. Basic net income(loss) per share would have been $(0.31), $1.73, and $0.22 in 2001, 2000, and 1999, respectively, while diluted net income(loss) per share would have been $(0.31), $1.60, and $0.21, respectively.

Calculated under FASB 123, the weighted-average fair value of the stock options granted during 2001, 2000, and 1999 was $37.91, $18.87, and $6.90 per share, respectively. The weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 2001, 2000, and 1999 were $27.31, $18.19, and $4.98 per share, respectively.

Note 10. Income Taxes

                                                                              Years ended March 31,
      (In thousands)                                                  2001            2000              1999
                                                               -------------------------------------------------
      Federal:          Current                                 $   131,903     $    97,019        $   45,482
                        Deferred                                   (124,263)        196,172            (3,558)
                                                                -----------     -----------        ----------
                                                                      7,640         293,191            41,924
                                                                -----------     -----------        ----------

      State:            Current                                      21,678          15,851             9,187
                        Deferred                                    (30,087)         58,272            (3,049)
                                                                -----------     -----------        ----------
                                                                     (8,409)         74,123             6,138
                                                                -----------     -----------        ----------

      Foreign:          Current                                      26,614          10,692             6,863
                                                                -----------     -----------        ----------

      Total                                                     $    25,845     $   378,006        $   54,925
                                                                ===========     ===========        ==========

The tax benefits associated with stock options exercises and the employee stock purchase plan resulted in a tax benefit of $159.0 million, $112.1 million, and $34.9 million, for fiscal years 2001, 2000, and 1999, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has tax loss and credit carryforwards of approximately $36 million and $31 million respectively, if unused these carryforwards will expire in 2005 through 2021. Pretax income from foreign operations was $281.5 million, $106.4 million, and $61.2 million for fiscal years 2001, 2000, and 1999, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, accumulated to approximately $193 million as of March 31, 2001. The residual U.S. tax liability, if such amounts were remitted, would be approximately $48.2 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:

                                                                              Years ended March 31,
       (In thousands)                                               2001             2000             1999
                                                               -----------------------------------------------
      Income before provision for taxes                        $     61,103    $  1,024,272      $    189,399
      Federal statutory tax rate                                         35%             35%               35%
                                                               ------------    ------------      ------------
      Computed expected tax                                    $     21,386    $    358,495      $     66,290
      State taxes net of federal benefit                             (5,468)         48,180             3,990
      Tax exempt interest                                            (6,734)         (5,472)           (3,822)
      Foreign earnings at lower tax rates                            (9,488)        (15,370)           (4,415)
      In-Process R&D Charge                                          31,745               -                 -
      Amortization of Goodwill                                        4,143               -                 -
      Tax Credits                                                   (10,640)         (6,095)           (5,574)
      Other                                                             901          (1,732)           (1,544)
                                                               ------------    ------------      ------------
      Provision for taxes on income                            $     25,845    $    378,006      $     54,925
                                                               ============    ============      ============

The major components of deferred tax assets and liabilities consist of the following:

                                                                                     Years ended March 31,
      (In thousands)                                                                 2001             2000
                                                                               ---------------------------------
      Deferred tax assets:
           Inventory valuation differences                                        $  26,227        $   10,725
           Deferred income on shipments to distributors                              83,701            76,262
           Nondeductible accrued expenses                                             9,711             5,948
           Tax carryforwards                                                         29,445                 -
           Other                                                                      3,971            (1,453)
                                                                               ------------      ------------
           Total                                                                    153,055            91,482
                                                                               ------------      ------------
      Deferred tax liabilities:
           Intangible and Fixed Assets                                              (11,874)            4,023
           Unremitted foreign earnings                                              (83,932)          (36,453)
           Capital gain from merger of USIC with UMC                               (133,599)         (276,638)
           Current net value of investments                                          (2,674)          (18,313)
           Other                                                                     (1,391)              617
                                                                               ------------      ------------
           Total net deferred tax liability                                        (233,470)         (326,764)
                                                                               ------------      ------------

      Total net deferred tax (liabilities) assets                                 $ (80,415)       $ (235,282)
                                                                               ============      ============

On December 28, 2000, the Internal Revenue Service issued a statutory notice of deficiency reflecting proposed audit adjustments for the fiscal years 1996, 1997, and 1998. We filed a petition with the Tax Court on March 26, 2001 contesting this notice of deficiency. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Note 11. Segment Information

We operate and track our results in one operating segment. We design, develop, and market programmable logic semiconductor devices and the related software design tools.

Enterprise wide information is provided in accordance with FASB 131. Geographic revenue information for the fiscal years 2001, 2000, and 1999 is based on the shipment location. Long-lived assets include property, plant and equipment as well as intangible assets including developed technology, assembled workforce, and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while the intangible assets are based on the location of the owning entity.

Net revenues from unaffiliated customers by geographic region were as follows:

                                                                              Years ended March 31,
(In thousands)                                                      2001              2000             1999
                                                               ------------------------------------------------
North America                                                  $   1,028,185     $     681,078      $   447,147
Europe                                                               334,002           201,772          139,815
Japan                                                                163,567            82,581           47,522
Asia Pacific                                                         133,604            55,562           27,499
                                                               -------------     -------------      -----------
                                                               $   1,659,358     $   1,020,993      $   661,983
                                                               =============     =============      ===========

Net long-lived assets by country were as follows:

                                                                                      Years ended March 31,
(In thousands)                                                                        2001             2000
                                                                                  ----------------------------
North America                                                                       $ 538,983        $ 207,769
Ireland                                                                                63,172           35,370
Other                                                                                  22,346           26,375
                                                                                  -----------      -----------
                                                                                    $ 624,501        $ 269,514
                                                                                  ===========      ===========

Note 12. Litigation

On June 7, 1993, we filed suit against Altera Corporation (Altera) in the United States District Court for the Northern District of California for infringement of certain of our patents. Subsequently, Altera filed suit against Xilinx, alleging that certain of our products infringe certain Altera patents. As a result of certain motions and rulings in the case, Altera is left with one claim against Xilinx, which remains the subject of a Company motion for summary judgment. A ruling on this motion is pending. If the remaining claim against Xilinx survives the motion for summary judgment, it will be decided at a trial, which is unscheduled at this point. The Court's rulings also dismissed certain claims by us, leaving intact claims of infringement by Altera under two Company patents. The remaining claims against Altera were decided at a trial which began on October 18, 2000. On November 17, 2000, a federal jury found that the two Company patents in the case were valid and that Altera infringed both patents. On May 10, 2001, the trial judge overturned the jury verdict, by granting Altera's motion to enter Judgment as a Matter of Law. The judge found that the Altera Flex 8000 product does not infringe one of the two Company patents, and that the other Company patent is invalid. The Company has filed its notice of appeal to reinstate the jury verdict, although no timetable for appeal has been set.

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

On July 22, 1998, Altera and Joseph Ward, a former Xilinx employee, filed suit against Xilinx in Superior Court in Santa Clara County, California, arising out of our efforts to prevent disclosure of certain Company confidential information. Altera's suit requests declaratory relief and claims Xilinx engages in unfair business practices and interference with contractual relations. On September 10, 1998 we filed cross claims against Altera and Ward for unfair competition and breach of contract, among other claims, in the California action. On October 20, 1998, Altera and Ward filed crossclaims against Xilinx for malicious prosecution of civil action and defamation. On September 15, 1999, the Court dismissed all of our claims against Altera and Mr. Ward, finding that we were unable to show any damages we suffered as a result of any actions by Mr. Ward. On May 24, 2001, the Court dismissed all of Altera's claims against the Company leaving only Mr. Ward's claims of defamation against the Company.

On May 31, 2000, Altera filed an additional suit against Xilinx in the Federal District Court for the Northern District of California, alleging that certain Xilinx products, including our Virtex FPGAs, infringe three Altera patents. Altera's suit requests unspecified monetary damages as well as issuance of an injunction to prevent Xilinx from selling allegedly infringing parts. Xilinx has filed an amended answer and countercomplaint denying the allegations and alleging that the Altera patents are invalid and unenforceable because Altera engaged in inequitable conduct in acquiring the asserted patents. The counterclaim also alleges that Altera is infringing three additional Company patents. A claims construction hearing to determine the interpretation of Altera's patent claims was held on April 26 and 27, 2001. No decision has been rendered by the judge.

On November 16, 2000, we requested that the International Trade Commission investigate alleged infringements by Altera of three Company patents, and if so, to bar Altera from importing or selling such products into the United States. On December 18, 2000, the International Trade Commission decided to investigate our claims against Altera. A hearing has been set for June 25, 2001.

On March 9, 2001, the ITC at the request of Altera initiated an investigation against Xilinx based on two additional Altera patents. The matter has been assigned to Judge Harris, the same administrative law judge handling the ITC action by Xilinx against Altera. A hearing has been set for September 24, 2001.

The ultimate outcome of these matters cannot be determined at this time. Management believes that it has meritorious defenses to such claims and is defending them vigorously. The foregoing is a forward-looking statement subject to risks and uncertainties, and the future outcome of these matters could differ materially due to the uncertain nature of each legal proceeding and because most of the lawsuits are still in the pre-trial stages.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. Other than the petition filed by the Company with the Tax Court on March 26, 2001, we know of no legal proceedings contemplated by any governmental authority or agency.

Note 13. Business Combination

On November 9, 2000, we completed the acquisition of RocketChips, Inc., a privately held fabless semiconductor company. RocketChips is a developer of ultra-high-speed CMOS mixed-signal transceivers serving the networking, wireless and wired telecommunications, and enterprise storage markets.

In connection with the acquisition, we issued approximately 2,806,000 shares of Common stock in exchange for all outstanding preferred and common stock of RocketChips and reserved approximately 807,000 additional shares of Common stock for issuance upon exercise of outstanding employee stock options of RocketChips. Of the shares issued, approximately 380,000 shares of Xilinx's Common stock are being held in escrow for a period of one year following the acquisition for the purpose of providing a fund against which Xilinx may seek indemnification from former RocketChips stockholders for any breaches of representations, warranties or covenants under the Merger Agreement.

The acquisition was accounted for under the purchase method of accounting. The purchase price of RocketChips was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from RocketChips pursuant to an independent valuation. The total purchase price for RocketChips was $291.2 million, consisting of $231.0 million of Xilinx Common stock, $57.3 million of options to purchase Xilinx common stock and $2.8 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $90.7 million. In addition, Xilinx recorded approximately $218.9 million of intangible assets, goodwill, and deferred compensation on the balance sheet, which resulted in amortization expense of approximately $22.4 million in fiscal 2001.

The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed there is no alternative future use for the project and the expected future income will not be realized. To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of preexisting of "core" technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach known as the "percentage of completion" approach. We immediately expensed this in-process research and development upon consummation of the acquisition in the third quarter of fiscal 2001.

Deferred compensation recorded in connection with the acquisition represents the estimated intrinsic value of unvested RocketChips stock options assumed by Xilinx in the merger agreement for which employee service is required after the closing date of the merger in order for the options to vest. Deferred compensation will be amortized to expense over the remaining vesting period of the options.

Below is a table of the acquisition cost and amortization period of the intangible assets.

                                  Amount (in million)         Amortization Life
                                  -------------------         -----------------
Deferred compensation                   $ 24.3                 1 month-4 years
Goodwill                                 140.5                 5 years
Developed technology                       6.6                 5 years
Noncompete agreement                      23.6                 3 years
Patents                                   13.2                 7 years
Other intangibles                         10.7                 2-3 years
                                  ------------------
         Total                          $218.9
                                  ------------------


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

In addition to the transactions described above, we purchased businesses in smaller transactions. The total amount allocated to goodwill and identified intangibles for these transactions was $15.4 million in fiscal 2001 ($2 million in fiscal 2000), which represents a substantial majority of the consideration for these transactions.

The unaudited pro forma information below assumes that companies acquired in fiscal 2001 and 2000 had been acquired in at the beginning of fiscal 2000 and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of charges for in process research and development has been excluded. This is presented for informational purposes only and is not indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000.

In thousands, except per share                                                 Years Ended March 31,
                                                                       -----------------------------------
amounts (unaudited)                                                              2001         2000
----------------------------------------------------------------------------------------------------------
Net revenues                                                                $1,660,019     $1,021,738
Net income                                                                      24,143        639,927
Basic earnings per share                                                         $0.07          $2.00
Diluted earnings per share                                                       $0.07          $1.85

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, in the fiscal year ended March 31, 1999, the Company changed its method of recognizing revenue on certain shipments to its distributors.



                                                       /s/ Ernst & Young LLP


San Jose, California
April 18, 2001, except for
     the first paragraph of Note 12 as to which the date is May 10, 2001

                                 XILINX, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                    Beginning      Charged to      Deductions     Balance at
  Description                                        of Year         Income           (a)         End of Year
  For the year ended March 31, 1999
      Allowance for doubtful accounts:              $  3,524          $    23               -        $  3,547
        price adjustments and customer returns:     $  4,884          $ 2,106         $ 3,128        $  3,862

  For the year ended March 31, 2000
      Allowance for doubtful accounts:              $  3,547          $    35         $     9        $  3,573
        price adjustments and customer returns:     $  3,862          $13,950         $ 5,846        $ 11,966

  For the year ended March 31, 2001
      Allowance for doubtful accounts:              $  3,573          $    60         $     8        $  3,625
        price adjustments and customer returns:     $ 11,966         ($ 7,894)        $   161        $  3,911

    (a) Represents amounts written off against the allowance, customer returns or pricing adjustments to international distributors.


  Supplementary Financial Data

  Quarterly Data (Unaudited)

  (In thousands, except per share amounts)             First          Second        Third             Fourth
  Year ended March 31, 2001                           Quarter         Quarter       Quarter           Quarter
                                                     ------------------------------------------------------------
  Net revenues                                        $ 364,875     $ 437,360     $ 450,103       $  407,020
  Gross margin                                          227,946       269,035       270,904          212,071
  Net income                                             93,826       114,056       (10,507) #      (162,117) +/-
  Net income per share:
     Basic                                            $    0.29     $    0.35     $   (0.03)      $    (0.49) +/-

     Diluted                                          $    0.27     $    0.32     $   (0.03)      $    (0.49) +/-
  Shares used in per share calculations:
     Basic                                              326,030       329,650       329,643          330,682
     Diluted                                            353,448       356,046       329,643          330,682
                                                     ------------------------------------------------------------

+/- Net income includes a pre-tax write down of $362,124 capital loss from the UMC investment.

#   Net income includes pre-tax in process R&D write off of $90,700 in connection with RocketChips acquisition.

+/- and # Net income also includes pre-tax amortization of acquisition related items including goodwill, other intangibles, and deferred compensation of $9.6 million and $12.8 million in the third quarter and fourth quarter, respectively.

  (In thousands, except per share amounts)                    First           Second           Third         Fourth
  Year ended March 31, 2000                                  Quarter          Quarter         Quarter        Quarter
                                                           -------------------------------------------------------------
  Net revenues                                              $ 211,403        $ 238,762      $ 264,259      $ 306,569
  Gross margin                                                131,645          148,557        164,683        192,070
  Net income                                                   51,615           55,974         68,504        476,357 +/-
  Net income per share:
     Basic                                                  $    0.16        $    0.18      $    0.21      $    1.47 +/-
     Diluted                                                $    0.15        $    0.16      $    0.20      $    1.36 +/-
  Shares used in per share calculations:
     Basic                                                    313,865          317,534        319,891        323,397
     Diluted                                                  336,825          343,007        346,162        351,461
                                                           -------------------------------------------------------------

+/- Net income includes a $398,089 capital gain (net of taxes) from the UMC/USIC merger, or $1.23 per basic share and $1.13 per diluted share.




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

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the fourth
     -------------------
     quarter of fiscal 2001.

(c)  Exhibit
     -------

Exhibit Number        Description
--------------        -----------

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

(12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 7th day of June, 2001.


                                        XILINX, INC.



                                        By: /s/ Willem P. Roelandts
                                        -------------------------------------

                                        Willem P. Roelandts,
                                        Chief Executive Officer and President