Form 10-Q
period 2001-06-30
XILINX INC
filed 2001-08-10
CIK 743988

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to __________.


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

                             YES [X]        NO [ ]


Class                               Shares Outstanding at August 3, 2001
------                              ------------------------------------

Common Stock, $.01 par value                     333,565,436

Part I.   Financial Information

Item 1.   Financial Statements

                                 XILINX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
(in thousands, except per share amounts)                   June 30,       July 1,
                                                             2001          2000
                                                       -----------------------------
Net revenues                                               $289,326      $364,875

Costs and expenses:
     Cost of revenues                                       140,948       136,929
     Research and development                                54,936        43,193
     Sales, general and administrative                       65,397        63,399
     Amortization of goodwill and other intangibles          10,750             -
                                                           --------      --------

          Operating costs and expenses                      272,031       243,521
                                                           --------      --------

Operating income                                             17,295       121,354

Interest income and other, net                                8,374         8,960
                                                           --------      --------

Income before provision for taxes on income                  25,669       130,314

Provision for taxes on income                                 7,187        36,488
                                                           --------      --------

Net income                                                 $ 18,482      $ 93,826
                                                           ========      ========

Net income per share:
     Basic                                                 $   0.06      $   0.29
                                                           ========      ========
     Diluted                                               $   0.05      $   0.27
                                                           ========      ========

Shares used in per share calculations:
     Basic                                                  332,637       326,030
                                                           ========      ========
     Diluted                                                352,704       353,448
                                                           ========      ========

   (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                 XILINX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                             June 30,      March 31,
                                                             2001          2000
                                                       -----------------------------
                                                          (Unaudited)       (I)
ASSETS
Current assets:
     Cash and cash equivalents                           $  160,525     $  208,693
     Short-term investments                                 147,279        162,091
     Accounts receivable, net                               121,930        172,768
     Inventories                                            320,792        342,453
     Deferred income taxes                                  139,744        151,530
     Other current assets                                    65,464         64,344
                                                         ----------     ----------
Total current assets                                        955,734      1,101,879
                                                         ----------     ----------

Property, plant and equipment, at cost                      589,127        554,624
Accumulated depreciation and amortization                  (150,746)      (137,448)
                                                         ----------     ----------
Net property, plant and equipment                           438,381        417,176

Long-term investments                                       296,126        288,972
Investment in United Microelectronics Corp.                 386,013        430,894
Other assets                                                252,887        263,275
                                                         ----------     ----------
Total assets                                             $2,329,141     $2,502,196
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $   42,343     $  104,674
     Accrued payroll and related liabilities                 32,041         28,776
     Income taxes payable                                    27,444         62,443
     Deferred income on shipments to distributors            67,196        130,501
     Other accrued liabilities                               26,650         24,016
                                                         ----------     ----------
Total current liabilities                                   195,674        350,410
                                                         ----------     ----------

Deferred tax liabilities                                    210,876        233,470

Stockholders' equity:
     Preferred stock, $.01 par value (none issued)                -              -
     Common stock, $.01 par value                             3,329          3,311
     Additional paid-in capital                             677,054        725,626
     Retained earnings                                    1,275,565      1,257,083
     Treasury stock, at cost                                 (8,587)       (70,584)
     Accumulated other comprehensive (loss) income          (24,770)         2,880
                                                         ----------     ----------
         Total stockholders' equity                       1,922,591      1,918,316
                                                         ----------     ----------
Total liabilities and stockholders' equity               $2,329,141     $2,502,196
                                                         ==========     ==========


(1) Derived from audited financial statements


   (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                 XILINX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
(in thousands)                                                                 June 30,       July 1,
                                                                                 2001          2000
                                                                           -----------------------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income                                                                    $  18,482     $  93,826
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                                  33,230        13,673
   Gain from sale of available-for-sale securities                                  (602)            -
   Changes in assets and liabilities:
    Accounts receivable                                                           50,838       (83,261)
    Inventories                                                                   21,661       (10,595)
    Deferred income taxes                                                         23,801        (1,883)
    Other current assets                                                         (15,155)          953
    Other assets                                                                  (1,125)       (4,344)
    Accounts payable                                                             (62,332)       20,831
    Accrued liabilities                                                            5,343         4,200
    Income taxes payable                                                         (18,911)       48,599
    Deferred income on shipments to distributors                                 (63,305)       39,379
                                                                               ---------     ---------
     Total adjustments                                                           (26,557)       27,552
                                                                               ---------     ---------
       Net cash provided by (used in) operating activities                        (8,075)      121,378

Cash flows from investing activities:
 Purchases of available-for-sale investments                                    (162,042)     (908,666)
 Proceeds from sale or maturity of available-for-sale investments                169,468       902,016
 Purchases of property, plant and equipment                                      (34,767)      (21,944)
                                                                               ---------     ---------
       Net cash provided by (used in) investing activities                       (27,341)      (28,594)

Cash flows from financing activities:
 Acquisition of treasury stock                                                   (34,716)      (53,828)
 Proceeds from issuance of common stock                                           19,949        15,081
 Proceeds from sales of put warrants                                               2,015         9,756
                                                                               ---------     ---------
       Net cash used in financing activities                                     (12,752)      (28,991)
                                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents                             (48,168)       63,793

Cash and cash equivalents at beginning of period                                 208,693        85,548
                                                                               ---------     ---------

Cash and cash equivalents at end of period                                     $ 160,525     $ 149,341
                                                                               =========     =========

Schedule of non-cash transactions:
 Tax benefit from stock option exercises                                          25,397        34,066
 Issuance of treasury stock under employee stock plans                            97,604        53,828

Supplemental disclosures of cash flow information:
 Interest paid                                                                 $      16     $       -
 Income taxes paid                                                                   502            29

   (See accompanying Notes to Condensed Consolidated Financial Statements.)

                                 XILINX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended March 31, 2001. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2002 or any future period.


2. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at June 30, 2001 and March 31, 2001 are as follows:

   (in thousands)                                      June 30,      March 31,
                                                         2001          2001
                                                      ----------    ----------
                  Raw materials                        $ 27,807      $ 26,245
                  Work-in-process                       232,329       249,348
                  Finished goods                         60,656        66,860
                                                       --------      --------
                                                       $320,792      $342,453
                                                       ========      ========

3. The computation of basic net income per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income. The total shares used in the denominator of the diluted net income per share calculation includes 20.1 million and 27.4 million incremental common shares attributable to outstanding options for the first quarter of fiscal year 2002 and 2001, respectively.

4. The changes in components of comprehensive income for the periods presented are as follows:

                                                        Three Months Ended
   (in thousands)                                     June 30,        July 1,
                                                        2001           2000
                                                     ----------      ---------
   Net income                                          $ 18,482       $ 93,826
   Cumulative translation adjustment                       (257)          (160)
   Unrealized losses on available-for-sale securities
      arising during the period, net of tax             (26,582)       (77,819)
   Reclassification adjustment for losses on
      available-for-sale securities, net of tax,
      included in earnings                                 (810)          (358)
                                                       --------       --------
Comprehensive (loss) income                            $ (9,167)      $ 15,489
                                                       ========       ========

   The components of accumulated other comprehensive (loss) income at June 30, 2001 and March 31, 2001 are as follows:

   (in thousands)                                        June 30,     March 31,
                                                           2001         2001
                                                        --------     ---------
   Cumulative translation adjustment                    $   (851)      $ (594)
   Unrealized (loss) gain on available-for-sale
        securities, net of tax                           (23,919)       3,474
                                                        --------       ------
   Accumulated other comprehensive (loss) income        $(24,770)      $2,880
                                                        ========       ======

5. The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the first three months of fiscal 2002, 0.6 million shares of common stock were repurchased for $35.6 million, and 1.9 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. In conjunction with the stock repurchase program, during the three months ended June 30, 2001, we sold 200,000 put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price. The cash proceeds from the sale of the put warrants of $2.0 million and $9.8 million for the three months ended June 30, 2001 and July 1, 2000 respectively, have been included in additional paid-in capital. As of June 30, 2001, 1.2 million shares of common stock were subject to future issuance under outstanding put warrants with expiration dates through May 2002.

6. On April 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
   133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we reflected all derivatives at fair value on the balance sheet but did not recognize a cumulative transition adjustment to earnings under the new standard.

   Foreign Exchange Exposure Management - The Company has significant international sales, and until recently, denominated its sales to Japanese customers in yen. Effective July 1, 2001, our yen customers have agreed to denominate sales in U.S. dollars. We will continue to be exposed to yen exchange rate movements until all yen denominated receivables established before July 1, 2001 have been settled. Forward contracts with expiration dates within three months are used to offset this exposure, and their changes in value are recognized currently in income.

   We are developing manufacturing capabilities in Europe and have entered into firm commitments with respect to specific project costs to be incurred over the next year. Per policy we enter into forward contracts to eliminate, reduce, or transfer selected foreign currency risks that have been identified. Designated and documented at inception as fair value hedges, the project development forward contracts and specified cash balances are evaluated for effectiveness monthly. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract or cash balance to the cumulative change in value of the specified firm commitment. The derivative fair values are recognized currently in income and offset by the gains and losses on the contract commitments, which are also reflected on the balance sheet and currently in income. In connection with this expansion, we have eight outstanding forward currency exchange contracts against the Irish punt. The total value of these contracts is approximately US $10 million. These contracts expire at various dates between July 2001 and February 2002. We will continue to mitigate this exposure through Irish punt hedging contracts.

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

   In January 2000, our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we received approximately 222 million shares of UMC common stock, which represented approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend that increased our investment holdings in UMC to approximately 266 million shares.

   We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a defined percentage of our shares of UMC common stock. If our holdings fall below this level, our wafer capacity rights would be decreased and prorated by the UMC shares that we hold.

   Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

   Due to the recession in the semiconductor industry, the value of our UMC shares declined to $430.9 million as of March 31, 2001. We believe that the decline in the market value of our investment in UMC as of March 31, 2001 was other than temporary, as defined by accounting principles generally accepted in the United States. In the fourth quarter of fiscal 2001 we recognized a pre-tax loss of $362.1 million to reflect this other than temporary market value decline. We have and will continue to evaluate the UMC investment to determine whether there has been an other-than-temporary impairment.

   We account for the unrestricted portion (approximately 53% at June 30, 2001) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC which is restricted beyond twelve months (approximately 47% of the Company's holdings at June 30, 2001) is accounted for as a cost method investment classified as long-term.

   In May 2001, UMC announced a 15% stock dividend, which will increase our investment holdings in UMC to approximately 306.7 million shares upon payment in July 2001.

8. On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years.

   On July 25, 2001, the Company settled all outstanding litigation with Mr. Joseph Ward.

   There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. Other than the petition filed by the Company with the Tax Court on March 26, 2001, we know of no legal proceedings contemplated by any governmental authority or agency.

9. Provision for Income Tax

   We recorded a tax provision of $7.2 million for the first quarter of fiscal 2002 as compared to $36.5 million in the same prior year period, representing an effective tax rate of 28% for both quarters.

   On December 28, 2000, the Internal Revenue Service issued us a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We filed a petition with the Tax Court on March 26, 2001 contesting this notice of deficiency. We believe the Company has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under "Factors Affecting Future Operating Results".

Results of operations:  First quarter of fiscal 2002 compared to the first
--------------------------------------------------------------------------
quarter of fiscal 2001
----------------------

Net Revenues

We classify our product offerings into four categories by semiconductor manufacturing process technology. These four product categories are adjusted on a regular basis to accommodate advances in our process technology. Advanced products include our newest technologies manufactured on 0.18-micron and smaller processes, which include the Spartan-II(TM), Virtex-E(TM) and Virtex-II product lines. Mainstream products are currently manufactured on 0.22 to 0.35-micron technologies and include the Virtex(TM), XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL(TM) and CoolRunner product lines. Base products consist of our mature product families that are currently manufactured on technologies of 0.5-micron and older; this includes the XC2000, XC3000, XC3100, XC4000, XC7000, XC5200, XC9500, XC4000E, XC4000EX and Spartan(TM) families. Our Support products make up the remainder of our product offerings and include configuration solutions, serial proms, HardWire, software and support.

Net revenues of $289.3 million in the first quarter of fiscal 2002 represented a 20.7% decrease from the comparable prior year quarter of $364.9 million, as industry wide business conditions continue to decline especially in our primary end markets of communications and storage and servers.

Advanced products represented 33.7% and 7.0% of total net revenues in the first quarter of fiscal 2002 and 2001, respectively. The significant increases in revenues of Advanced products were due to the introduction and strong market acceptance of Virtex-E and Spartan-II products. Mainstream and Base products represented 59.1% of total net revenues in the first quarter of fiscal 2002 and 85.6% in the comparable quarter of fiscal 2001. Mainstream and Base products saw the largest revenue decline in the 4000XL and 4000XLA product families due to the combination of the weak demand, excess inventory at end customers, and customer migration to newer product offerings. Support products represented 7.2% and 7.4% of total net revenues in the first quarter of fiscal 2002 and 2001, respectively. Revenue by technology for the three-month periods ended June 30, 2001 and July 1, 2000 is as follows:

                                                                         Three Months Ended
      (in millions)                                 June 30,                             July 1,
                                                      2001                 %               2000              %
                                                  -----------------------------------------------------------------
     Advanced products                                $ 97.5              33.7%           $ 25.7             7.0%
     Mainstream products                               105.1              36.3             182.2            50.0
     Base products                                      66.1              22.8             130.0            35.6
     Support products                                   20.6               7.2              27.0             7.4
                                                      ------             -----            ------           -----
     Total revenue                                    $289.3             100.0%           $364.9           100.0%
                                                      ======             =====            ======           =====

International revenues represented approximately 51.3% of total revenues in the first quarter of fiscal 2002 as compared to 36.3% in the prior year period due to a severe business decline in North America for the three months ended June 30, 2001. The net revenue by geography for the three-month periods ended June 30, 2001 and July 1, 2000 is as follows:

                                                                       Three Months Ended
     (in millions)                                   June 30,                        July 1,
                                                       2001               %           2000                %
                                                  --------------------------------------------------------------
     North America                                    $140.8            48.7%         $232.5            63.7%
     Europe                                             81.5            28.2            74.2            20.3
     Japan                                              41.6            14.4            32.6             8.9
     Asia Pacific/Rest of World                         25.4             8.7            25.6             7.1
                                                      ------           -----          ------           -----
Total revenue                                         $289.3           100.0%         $364.9           100.0%
                                                      ======           =====          ======           =====

Gross Margin

Gross margin was $148.4 million for the first quarter of fiscal 2002, or 51.3% of net revenues. Gross margin for the comparable period of fiscal 2001 was $227.9 million or 62.5% of net revenues. The decrease in gross margin percentages was driven by product mix shifts to Advanced products with lower margin. Advanced products represented 33.7% of total company revenue for the first quarter of fiscal year 2002 while they were only 7.0% in the comparable quarter last year. As the demand for our products shifts away from the older, more profitable product families, gross margin will continue to come under pressure. Margins for the Advanced products (Virtex-E, Virtex-II product families as well as Spartan-II products) are below our more mature Base and Mainstream product families.

Research and Development

Research and development expenditures were $54.9 million ($52.7 million excluding deferred stock compensation from the acquisition of RocketChips, Inc. in November 2000) for the first quarter of fiscal 2002, or 19.0% (18.2% excluding RocketChips deferred stock compensation) of net revenues. Research and development expenditures for the comparable quarter in the prior year were $43.2 million or 11.8% of net revenues. The increase was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases, development of advanced process technologies, and increased labor-related costs. We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic industry.

Sales, General and Administrative

Sales, general and administrative expenses (SG&A) were $65.4 million, and $63.4 million, for the first quarters of fiscal 2002 and 2001, respectively. The increases in sales, general and administrative expenses were primarily attributable to increased legal expenses associated with the Altera and ITC litigations which more than offset savings from commissions and marketing expenses. Due to the lower revenues, SG&A as a percentage of net revenues increased to 22.6% from 17.4% in the same quarter last year. We remain committed to controlling administrative expenses.

Amortization of Acquisition Related Items

Amortization of acquisition related items includes intangibles of $10.8 million and non-cash deferred stock compensation of $2.2 million associated with our November 2000 acquisition of RocketChips, Inc.

Interest Income and Other, Net

Interest income and other, net was $8.4 million in the first quarter of fiscal 2002 as compared to $9.0 million in the prior year quarter. The decrease was primarily due to the lower average cash and investment balances in the first
quarter of fiscal 2002 as compared to the prior year.   The amount of net
interest and other income in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, and foreign currency exchange rates.

Provision for Income Taxes

We recorded tax provisions of $7.2 million and $36.5 million for the first quarters of fiscal 2002 and 2001, respectively, reflecting a year-to-date effective tax rate of 28% for both periods.

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

Hedging

On April 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we reflected all derivatives at fair value on the balance sheet but did not recognize a cumulative transition adjustment to earnings under the new standard.

We use forward currency exchange contracts to reduce financial market risks.
Our sales to Japanese customers had been denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Effective July 1, 2001, our sales to all Japanese customers will be converted to U.S. dollars. We will have a yen exposure until all of the yen denominated receivables as of June 30, 2001 are collected. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments are deferred and included in the basis of the transaction in the same period that the underlying transaction is recognized. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. No forward currency exchange contracts were outstanding for Japanese yen as of June 30, 2001.

Inflation

To date, the effects of inflation upon our financial results have not been significant.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 2001, total current assets exceeded total current liabilities by 4.9 times, compared to 3.1 times at March 31, 2001. We have used a combination of equity and cash flow from operations to support ongoing business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventory and accounts receivable.

As of June 30, 2001, we had cash, cash equivalents and short-term investments of $307.8 million and working capital of $760.1 million. Cash used by operations of $8.1 million for the first three months of fiscal 2002 was $129.5 million lower compared to the $121.4 million generated during the first three months of fiscal 2001. Decreases in cash generated by operations resulted primarily from lower net income, decreases in accounts payable, income taxes payable, and deferred income on shipments to distributors which were partially offset by decreases in accounts receivable, inventories, and deferred income taxes.

Cash flows used by investing activities during the first three months of fiscal 2002 included net proceeds of $7.4 million from the sale and maturity of available-for-sale investments, offset by $34.8 million of property, plant and equipment purchases. During the first quarter of fiscal 2001, investing activities included net investment purchases of $6.7 million and $21.9 million in the acquisition of property, plant and equipment.

Net cash flows used by financing activities were $12.8 million in the first three months of fiscal 2002 and were attributable to $34.7 million in acquisitions of treasury stock, partially offset by $19.9 million of proceeds from the issuance of common stock under employee stock plans and $2.0 million in proceeds from sales of put warrants. For the comparable fiscal 2001 period, cash used by financing activities of $29.0 million included $53.8 million in acquisition of treasury stock, partially offset by $15.1 million of proceeds from issuance of common stock under employee stock plans and $9.8 million in proceeds from sales of put warrants.

Stockholders' equity increased $4.3 million during the first three months of fiscal 2002. The increase was a result of $18.5 million in net income for the three months ended June 30, 2001, the proceeds from the issuance of common stock under employee stock plans of $19.4 million, $2.0 million in proceeds from sales of put warrants, $2.2 million in deferred compensation related to the RocketChips acquisition, and a $25.4 million tax benefit from exercise of stock options, which were partially offset by $27.4 million in unrealized losses on available-for-sale securities primarily from our investment in UMC stock, $0.2 million of cumulative translation adjustments, and $35.6 million for the acquisition of treasury stock.

We anticipate that existing sources of liquidity and cash flow from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of and investments in technologies or businesses that could complement our business.
We may use available cash or other sources of funding for such purposes.

Factors Affecting Future Operating Results
-------------------------------------------

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

 .    reduced product demand;
 .    limited visibility of demand for products beyond three months;
 .    accelerated erosion of average selling prices;
 .    mixed shift in our product mix could negatively impact gross margins,
 .    excess inventory within the supply chain;
 .    overbuilding of OEM products, including communication infrastructure; and
 .    further deterioration in demand could lead to excess and obsolete inventories.

Our results of operations are affected by several factors. These factors include general economic conditions, conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.) In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers' demands to
shorten product lead times and minimize inventory levels.    Unpredictable
market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers' reduced demand cause them to slow orders of our products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results as we did during the most recent fiscal quarter.

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

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured by our foundry partners in Taiwan by UMC and in Japan by Seiko Epson Corp (Seiko). We depend on our foundry partners to deliver reliable silicon wafers, with acceptable yields, in a timely manner. If our foundry partners are unable to produce and deliver silicon wafers that meet our specifications, including acceptable yields, our results of operations could be adversely affected.

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

Our headquarters in San Jose, California, performs design and test services for certain of the Company's products. These services require the continuous use of electrical power and, at times of high usage, we are susceptible to the electrical power outages occurring in California. Any prolonged periods of electrical "blackouts" in California could have a material adverse effect on our ability to perform design and test services at our headquarters.

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

Dependence Upon Independent Manufacturers and Subcontractors

We do not manufacture the semiconductor wafers used for our products. During the past several years, most of our wafers have been manufactured by UMC and Seiko. We are dependent upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies. Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in Asia to provide semiconductor assembly services. The more complex product design also requires more advanced assembling and packaging technology developed by our subcontractors. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

Competition

Our PLDs compete in the logic industry. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence, and continuous price erosion. We expect increased competition, both from our primary competitors, Altera Corporation and Lattice Semiconductor Corporation and from new companies that may enter our market. We believe that important competitive factors in the programmable logic industry include:

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

Our major sources of competition are comprised of several elements:

 .    providers of high density programmable logic products characterized by
     FPGA-type architectures;
 .    providers of high volume and low cost FPGAs as programmable replacement for
     ASICs and application specific standard products (ASSPs);
 .    providers of high speed, low density CPLD devices;
 .    the manufacturers of custom gate arrays;
 .    providers of competitive software development tools; and
 .    other providers of new or emerging programmable logic products.

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

Item 3    Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk

We enter into forward currency exchange contracts to reduce financial market risks. Our sales to Japanese customers had been denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. A 15% adverse change in yen exchange rates based on historical average rate fluctuations would have had approximately a 0.16% adverse impact on revenue for the three months ended June 30, 2001. We are also sharing the yen exchange rate risk with some of our Japanese customers through risk sharing agreements. As we will continue to have a net yen exposure in the near future relating to our uncollected yen denominated receivables as of June 30, 2001, we will continue to mitigate the exposure through yen hedging contracts. However, no forward currency contracts were outstanding for Japanese yen as of June 30, 2001. In addition, effective July 1, 2001, we have converted all Japanese customers to U.S. dollar invoicing and will have less yen currency exposure.

We are expanding our Ireland facility and we have eight outstanding forward currency exchange contracts against the Irish punt. The total value of these contracts is approximately US $10 million. The eight contracts expire at various dates between July 2001 and February 2002. We anticipate purchasing additional Irish punt forward contracts to reduce exposures as construction commitments increase.

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

Part II.  Other Information

Item 1. Legal Proceedings


On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years.

On July 25, 2001, the Company settled all outstanding litigation with Mr. Joseph Ward.

There are no other pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. Other than the petition filed by the Company with the Tax Court on March 26, 2001, we know of no legal proceedings contemplated by any governmental authority or agency.

Item 5. Other Information

On August 9, 2001 Dennis Segers resigned from the Board of Directors of the Company and from his position as Senior Vice President and General Manager, Intellectual Property, Software and Services Group, effective September 2001.

At the Annual Stockholders Meeting of the Company held on the same date, the stockholders elected a slate of nine directors, which excluded Mr. Segers.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits                       99.1    Press release dated August 9, 2001

(b)    Reports on Form 8-K            None

Items  2, 3,  and 4 are not applicable and have been omitted.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            XILINX, INC.
                                            ----------------------------------



Date          August 9, 2001
    ----------------------------            /s/ Kris Chellam
                                            ----------------------------------
                                                Kris Chellam
                                                Senior Vice President of
                                                Finance and Chief Financial
                                                Officer
                                                (as principal accounting
                                                and financial officer and on
                                                behalf of Registrant)