Form 10-Q
period 2001-09-29
XILINX INC
filed 2001-11-13
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2001   or
☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                     to                    .

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
YES ☒	NO ☐

Class	Shares Outstanding at November 2, 2001

Common Stock, $.01 par value	334,026,362

 Part I.    Financial Information

Item 1.    Financial Statements

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Sep. 29, 2001	Sep. 30, 2000	Sep. 29, 2001	Sep. 30, 2000

Net revenues	$224,645	$437,360	$513,971	$802,235

Costs and expenses:
Cost of revenues	199,751	168,325	340,699	305,254
Research and development	49,135	51,433	104,071	94,626
Sales, general and administrative	55,308	70,514	120,705	133,913
Amortization of goodwill and other intangibles	10,090	—	20,840	—
Impairment loss on intangible assets and equipment	25,336	—	25,336	—

Operating costs and expenses	339,620	290,272	611,651	533,793

Operating income (loss)	(114,975)	147,088	(97,680)	268,442

Write-down of the United Microelectronics Corp. investment	(191,852)	—	(191,852)	—
Altera Corporation lawsuit settlement	19,400	—	19,400	—
Interest income and other, net	5,302	11,323	13,676	20,283

Income (loss) before provision for (benefit from) taxes on income	(282,125)	158,411	(256,456)	288,725

Provision for (benefit from) taxes on income	(106,101)	44,355	(98,914)	80,843

Net income (loss)	$(176,024)	$114,056	$(157,542)	$207,882

Net income (loss) per share:
Basic	$(0.53)	$0.35	$(0.47)	$0.64

Diluted	$(0.53)	$0.32	$(0.47)	$0.59

Shares used in per share calculations:
Basic	333,650	329,650	332,953	327,009

Diluted	333,650	356,046	332,953	353,909

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 29,	March 31,
(in thousands)	2001	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$201,517	$208,693
Short-term investments	175,209	162,091
Accounts receivable, net	90,218	172,768
Inventories	182,571	342,453
Deferred income taxes	187,436	151,530
Other current assets	62,054	64,344

Total current assets	899,005	1,101,879

Property, plant and equipment, at cost	608,034	554,624
Accumulated depreciation and amortization	(173,155)	(137,448)

Net property, plant and equipment	434,879	417,176
Long-term investments	276,498	288,972
Investment in United Microelectronics Corp.	239,042	430,894
Other assets	249,131	263,275

Total assets	$2,098,555	$2,502,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,910	$104,674
Accrued payroll and related liabilities	26,038	28,776
Income taxes payable	45,068	62,443
Deferred income on shipments to distributors	60,124	130,501
Other accrued liabilities	22,647	24,016

Total current liabilities	182,787	350,410

Deferred tax liabilities	145,306	233,470
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,337	3,311
Additional paid-in capital	698,138	725,626
Retained earnings	1,083,040	1,257,083
Treasury stock, at cost	(14,958)	(70,584)
Accumulated other comprehensive income	905	2,880

Total stockholders' equity	1,770,462	1,918,316

Total liabilities and stockholders' equity	$2,098,555	$2,502,196

(1) Derived from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	Sep. 29,	Sep. 30,
	2001	2000

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$(157,542)	$207,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,238	30,890
Gain on sale of available-for-sale securities	(867)	—
Impairment loss on intangible assets	14,913	—
Impairment loss on equipment	10,423	—
Write-down of the United Microelectronics Corp. investment	191,852	—
Changes in assets and liabilities:
Accounts receivable	82,549	(108,810)
Inventories	159,882	(34,352)
Deferred income taxes	50,367	(32,015)
Other current assets	(12,284)	2,189
Other assets	(30,097)	(27,535)
Accounts payable	(75,764)	44,280
Accrued liabilities	(2,984)	7,419
Income taxes payable	(147,174)	114,174
Deferred income on shipments to distributors	(70,376)	72,004

Total adjustments	235,678	68,244

Net cash provided by operating activities	78,136	276,126

Cash flows from investing activities:
Purchases of available-for-sale securities	(411,548)	(1,780,792)
Proceeds from sale or maturity of available-for-sale securities	411,045	1,796,707
Purchases of property, plant and equipment	(54,916)	(145,565)

Net cash used in investing activities	(55,419)	(129,650)

Cash flows from financing activities:
Acquisition of treasury stock	(72,982)	(124,491)
Proceeds from issuance of common stock	40,119	42,652
Proceeds from sales of put warrants	2,970	12,324

Net cash used in financing activities	(29,893)	(69,515)

Net increase (decrease) in cash and cash equivalents	(7,176)	76,961

Cash and cash equivalents at beginning of period	208,693	85,548

Cash and cash equivalents at end of period	$201,517	$162,509

Schedule of non-cash transactions:
Tax benefit from stock option exercises	$37,075	$117,999
Issuance of treasury stock under employee stock plans	128,327	104,980

Supplemental disclosures of cash flow information:
Interest paid	$59	$3
Income taxes paid	22,943	8,439

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended March 31, 2001.  The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented.  The results for the six-month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2002 or any future period.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.  SFAS 142 eliminates the systematic amortization of goodwill and requires that goodwill be reviewed annually, or more frequently if impairment indicators arise, for impairment.  The Company will adopt SFAS 142, which is effective for fiscal years beginning after December 15, 2001, on March 31, 2002.  Amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $7 million per quarter.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002.  SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.30.  The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value).  Inventories at September 29, 2001 and March 31, 2001 are as follows:

(in thousands)	Sep. 29,	March 31,
	2001	2001

Raw materials	$25,598	$26,245
Work-in-process	118,419	249,348
Finished goods	38,554	66,860

	$182,571	$342,453

During the second quarter of fiscal 2002, we recorded an inventory write-down.  The write-down related primarily to the Virtex and Virtex-E product families and was based on a significant decrease in backlog and forecasted demand for those products relative to the inventory levels.

Given the volatility of the market and the obsolescence in technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand.  However, backlog is subject to revisions, cancellations, and rescheduling.  Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations.

3.	Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income (loss). For the quarter and six months ended September 29, 2001, 17.9 million and 19.0 million common stock equivalents attributable to the Company's stock option plans were excluded from the calculation of diluted net loss per share, as they would be antidilutive.  The total shares used in the denominator of the diluted net income per share calculation includes incremental common shares attributable to outstanding options of 26.4 million and 26.9 million for the quarter and six months ended September 30, 2000, respectively.

4.	Comprehensive Income (Loss)

The changes in components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Sep. 29, 2001	Sep. 30, 2000	Sep. 29, 2001	Sep. 30, 2000

Net income (loss)	$(176,024)	$114,056	$(157,542)	$207,882
Cumulative translation adjustment	191	(154)	(66)	(314)
Unrealized gains (losses) on available-for-sale securities arising during the period, net of tax	26,606	(31,067)	24	(108,886)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	(1,122)	193	(1,932)	(165)

Comprehensive income (loss)	$(150,349)	$83,028	$(159,516)	$98,517

The components of accumulated other comprehensive income at September 29, 2001 and March 31, 2001 are as follows:

(in thousands)	Sep. 29,	March 31,
	2001	2001

Cumulative translation adjustment	$(660)	$(594)
Unrealized gain on available-for-sale
securities, net of tax	1,565	3,474

Accumulated other comprehensive income	$905	$2,880

5.	Stockholders' Equity

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the quarter ended September 29, 2001, 0.6 million shares of common stock were repurchased for $37.1 million, and 1.3 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. During the six months ended September 29, 2001, 1.2 million shares of common stock were repurchased for $72.7 million and 3.5 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements.   In conjunction with the stock repurchase program, during the six months ended September 29, 2001, we sold 300,000 put warrants that entitle the holder of each warrant to sell to us, by physical delivery, one share of common stock at a specified price.  The cash proceeds from the sale of the put warrants of $3.0 million and $12.3 million for the six months ended September 29, 2001 and September 30, 2000, respectively, have been included in additional paid-in capital following the provisions of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  As of September 29, 2001, 0.9 million shares of common stock were subject to future issuance under outstanding put warrants with expiration dates through August 2002.

6.	Derivatives

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

We are developing manufacturing capabilities in Europe and have entered into firm commitments with respect to specific project costs to be incurred over the next year.  We enter into forward foreign exchange contracts to eliminate, reduce, or transfer selected foreign currency risks that have been identified.  Designated and documented at inception as fair value hedges, the project development forward contracts are evaluated for effectiveness monthly.  The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract or cash balance to the cumulative change in value of the specified firm commitment.  The derivative fair values are recognized currently in income and offset by the gains and losses on the contract commitments, which are also reflected on the balance sheet and currently in income (loss).  In connection with this expansion, we have ten outstanding forward currency exchange contracts against the Irish punt.  The total value of these contracts is approximately US $8 million.  These contracts expire at various dates between October 2001 and February 2002.  We will continue to mitigate this exposure through Euro (Irish punt) hedging contracts.

7.	Investment in United Microelectronics Corporation

The value of our United Microelectronics Corporation (UMC) shares declined to $239.0 million, all shown as long term, as of September 29, 2001.  The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle.  Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary.  During the second quarter of fiscal 2002 we recognized a pre-tax loss of $191.9 million to reflect this other-than-temporary decline in market value.  We will continue to evaluate the UMC investment to determine whether there are incremental other-than-temporary impairments or increases in valuation in future periods.

We account for the unrestricted portion (approximately 64% at September 29, 2001) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.  The portion of the investment in UMC that is restricted beyond twelve months (approximately 36% of the Company's holdings at September 29, 2001) is accounted for as a cost method investment.

8.	Impairment Loss on Intangible Assets and Equipments

The impairment loss on intangible assets and equipment of $25.3 million recognized during the second quarter of fiscal 2002 includes $14.9 million of charges relating to goodwill and other intangible assets associated with a number of acquisitions during the past two years and $10.4 million for the write-down of testers that will provide no future economic benefit as they were acquired in anticipation of higher unit growth.

We evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of testing equipment, goodwill, acquired technology, patents, and assembled workforce, recorded on the balance sheet at September 29, 2001 in accordance with SFAS 121 during the second quarter of fiscal 2002.  SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values.  When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Due to the significant economic downturn in the programmable logic device market, we recorded impairment charges of $14.9 million during the quarter ended September 29, 2001 against goodwill and acquired intangible assets relating to various technology acquisitions during the past two years. We calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets.  The discount rate applied to these cash flows was based on the weighted average cost of capital, using comparable guideline companies.  The remaining goodwill and acquired intangibles will continue to be amortized through fiscal year 2002 using an estimated useful life of four to seven years.  In July 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets,"effective for fiscal years beginning after December 15, 2001.  Beginning in fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests, including RocketChips' goodwill.

In conjunction with a decline in demand and conversion to new test platforms, we also recorded an impairment loss of $10.4 million for the write-down of excess testers for the quarter ended September 29, 2001 in accordance with SFAS121.

9.	Contingencies

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera Corporation (Altera), under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years.  During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs of $0.6 million.

On July 25, 2001, the Company settled all outstanding litigation with Mr. Joseph Ward.

The Company filed a petition with the Tax Court on March 26, 2001.  (See Note 10). Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency.

There are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

In July 2000, we purchased office buildings in San Jose due to the rapid growth of the Company.  As of this time, the buildings are still being remodeled and are expected to be ready for occupancy in fiscal 2003.  Additionally, groundbreaking to develop a new 130,000 square foot facility in Longmont, Colorado was started in March 2000 and is expected to be ready in fiscal 2003.  Currently we do not know whether we will move into these buildings, or whether we will be able to sublease them should we not move into the buildings ourselves.

10.	Income Taxes

We recorded a tax benefit of $106.1 million and $98.9 million for the second quarter and first six months of fiscal 2002, respectively, representing effective tax rates of 37.6% and 38.6%, respectively.  We recorded a provision of $44.4 million and $80.8 million for the second quarter and first six months of fiscal 2001, respectively, representing effective tax rates of 28.0% for both periods.  The change to the effective tax rate is primarily due to the tax benefit of operating losses and U.S. tax credits.

On December 28, 2000, the Internal Revenue Service issued us a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We filed a petition with the Tax Court on March 26, 2001 contesting this notice of deficiency.  We believe the Company has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties.  Actual results may differ materially.  Certain of these risks and uncertainties are discussed under Factors Affecting Future Operating Results:

Results of operations:  Second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001

Net Revenues

We classify our product offerings into four categories by semiconductor manufacturing process technology.  These four product categories are adjusted on a regular basis to accommodate advances in our process technology.  Advanced products include our newest technologies manufactured on 0.18-micron and smaller processes, which include the Spartan-II™, Virtex-E™ and Virtex-II product lines.  Mainstream products are currently manufactured on 0.22 to 0.35-micron technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner product lines.  Base products consist of our mature product families that are currently manufactured on technologies of 0.5-micron and older; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan™ families.  Our Support products make up the remainder of our product offerings and include configuration solutions, serial proms, HardWire, software and support.

Net revenues of $224.6 million in the second quarter of fiscal 2002 represented a 48.7% decrease from the comparable prior year quarter of $437.4 million, as industry wide business conditions continue to decline especially in our primary communications, storage and server end markets.  Net revenues for the first six months of fiscal 2002 were $513.9 million, a 35.9% decrease from the prior year comparable period of $802.2 million also due to industry wide business conditions.

Advanced products represented 34.9% and 34.2% of total net revenues in the second quarter and first six months of fiscal 2002, respectively, as compared to 14.1% and 10.9% in the prior year periods.  The increases in revenues of Advanced products were due to the introduction and strong market acceptance of Virtex-II and Spartan-II products.  Mainstream and Base products represented 57.1% and 58.3% of total net revenues in the second quarter and first six months of fiscal 2002, respectively, as compared to 78.7% and 81.8% in the prior year periods. Mainstream and Base products saw the largest revenue decline in the 4000XL and 4000XLA product families due to the combination of the weak demand, excess inventories at end customers, and customer migration to newer product offerings.  Support products represented 8.0% and 7.5% of total net revenues in the second quarter and first six months of fiscal 2002, respectively, as compared to 7.2% and 7.3% in the prior year periods.   Net revenues by technology for the three and six-month periods ended September 29, 2001 and September 30, 2000 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	Sep. 29,	Sep. 30,	Sep. 29,	Sep. 30,
	2001	2000	2001	2000

Advanced products	$78.3	$61.5	$175.8	$87.2
Mainstream products	80.6	210.1	185.7	392.4
Base products	47.7	134.3	113.8	264.2
Support products	18.0	31.5	38.6	58.4

Total net revenues	$224.6	$437.4	$513.9	$802.2

International revenues represented approximately 47.3% and 49.6% of total net revenues in the second quarter and first six months of fiscal 2002, respectively, as compared to 33.9% and 35.0% in the prior year periods.  Net revenues by geography for the three and six-month periods ended September 29, 2001 and September 30, 2000 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	Sep. 29,	Sep. 30,	Sep. 29,	Sep. 30,
	2001	2000	2001	2000

North America	$118.3	$289.0	$259.1	$521.4
Europe	42.4	85.6	123.9	159.8
Japan	30.7	34.8	72.3	67.5
Asia Pacific/Rest of World	33.2	28.0	58.6	53.5

Total net revenues	$224.6	$437.4	$513.9	$802.2

Gross Margin

Gross margin was $24.9 million and $173.3 million for the second quarter and first six months of fiscal 2002, or 11.1% and 33.7% of net revenues, respectively.  Gross margin for the comparable periods of fiscal 2001 was $269.0 million and $497.0 million, or 61.5% and 61.9% of net revenues, respectively.  The significant decrease in gross margin percentages compared to last year resulted from a write-down of inventories during the second quarter of fiscal 2002 and from product mix shifts away from Mainstream and Base products that generate higher margins.  The inventory write-down related primarily to the Virtex and Virtex-E product families and was based on a significant decrease in backlog and forecasted demand for those products relative to the inventory levels. Advanced products represented 34.9% and 34.2% of total net revenues in the second quarter and first six months of fiscal 2002, respectively, while they were only 14.1% and 10.9% in the comparable prior year periods.  As the demand for our products shifts away from the older, more profitable product families, gross margin could come under further pressure.  Margins for the Advanced products (Virtex-E, Virtex-II product families as well as Spartan-II products) are below our more mature Base and Mainstream product families, as the products have not yet achieved optimal manufacturing cost volumes.

Research and Development

Research and development expenses were $49.1 million for the second quarter and $104.1 million for the first six months of fiscal 2002, or 21.9% and 20.3% of net revenues, respectively. Research and development expenses for the second quarter and the first six months of fiscal 2002 include non-cash deferred stock compensation of $2.7 and $5.0 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc.  Excluding RocketChips’ deferred stock compensation, research and development expenses were $46.4 million for the second quarter and $99.1 million for the first six months of fiscal 2002, or 20.7% and 19.3% of net revenues, respectively.  Research and development expenses for the comparable periods in the prior year were $51.4 million and $94.6 million, or 11.8% of net revenues for both periods. The decrease in expenses over the prior year’s second quarter was primarily due to compensation reductions and a reduction in the research and development activity in the foundry.  The increase in expenses over the prior year’s six-month period was primarily due to designing and developing new product architectures of complex, high density devices including wafer purchases and development of advanced process technologies.  We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic industry.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses were $55.3 million, or 24.6% of net revenues and $120.7 million or 23.5% of net revenues for the second quarter and first six months of fiscal 2002, respectively.  They were $70.5 million, or 16.1% of net revenues and $133.9 million or 16.7% of net revenues for the comparable prior year periods.  The decreases in SG&A expenses were primarily attributable to lower commissions and marketing expenses as well as a reduction in legal expenses as a result of the settlement of the Altera litigation.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles of $10.1 million and $20.8 million for the second quarter and first six months of fiscal 2002, respectively, relates to the November 2000 acquisition of RocketChips, Inc.

Impairment Loss on Intangible Assets and Equipment

The impairment loss on intangible assets and equipment of $25.3 million recognized during the second quarter of fiscal 2002 includes $14.9 million of charges relating to goodwill and other intangible assets associated with a number of acquisitions during the past two years and $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth.  Due to the fact that the carrying amount of these assets will not be recoverable, these charges were taken in accordance with SFAS 121.

We evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of testing equipment, goodwill, acquired technology, patents, and assembled workforce, recorded on the balance sheet at September 29, 2001 in accordance with SFAS 121 during the second quarter of fiscal 2002.  SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values.  When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Due to the significant economic downturn in the programmable logic device market, we recorded impairment charges of $14.9 million during the quarter ended September 29, 2001 against goodwill and acquired intangible assets relating to various technology acquisitions during the past two years. We calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets.  The discount rate applied to these cash flows was based on the weighted average cost of capital, using comparable guideline companies.  The remaining goodwill and acquired intangibles will continue to be amortized through fiscal year 2002 using an estimated useful life of four to seven years.  In July 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective  for fiscal years beginning after December 15, 2001.  Beginning in fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests.

In conjunction with a decline in demand and conversion to new test platforms, we also recorded an impairment loss of $10.4 million for the write-down of excess testers for the quarter ended September 29, 2001 in accordance with SFAS121.

Write-down on UMC Investment Valuation

The value of our United Microelectronics Corporation (UMC) shares declined to $239.0 million, all shown as long term, as of September 29, 2001.  The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle.  Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary.  During the second quarter of fiscal 2002 we recognized a pre-tax loss of $191.9 million to reflect this other-than-temporary decline in market value.  We will continue to evaluate the UMC investment to determine whether there are incremental other-than-temporary impairments or increases in valuation in future periods.

Altera Corporation Lawsuit Settlement

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years.  During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs of $0.6 million.

Interest Income and Other, Net

Interest income and other, net decreased to $5.3 million in the second quarter of fiscal 2002 from $11.3 million in the prior year quarter, and decreased to $13.7 million in the first six months of fiscal 2002 from $20.3 million in the prior year's comparable period.  The decreases were primarily due to the lower average cash and investment balances and lower interest rates in the second quarter and the first six months of fiscal 2002 as compared to the prior year periods.  The amount of interest income in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

Income Taxes

We recorded a tax benefit of $106.1 million and $98.9 million for the second quarter and first six months of fiscal 2002, respectively, representing effective tax rates of 37.6% and 38.6%, respectively.  We recorded a provision of $44.4 million and $80.8 million for the second quarter and first six months of fiscal 2001, respectively, representing effective tax rates of 28.0% for both periods.  The change to the effective tax rate is primarily due to the tax benefit of operating losses and U.S. tax credits.

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

Hedging

On April 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133).  SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings.  Upon adoption, we reflected all derivatives at fair value on the balance sheet but did not recognize a cumulative transition adjustment to earnings under the new standard.

We use forward currency exchange contracts to reduce financial market risks.  Our sales to Japanese customers had been denominated in yen while our purchases of processed silicon wafers from Japanese foundries are primarily denominated in U.S. dollars. Effective July 1, 2001, our sales to all Japanese customers were converted to U.S. dollars.  Gains and losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments are deferred and included in the basis of the transaction in the same period that the underlying transaction is recognized.  Gains and losses on any instruments not meeting the above criteria are recognized in income (loss) in the current period.

Inflation

To date, the effects of inflation upon our financial results have not been significant.

Financial Condition, Liquidity and Capital Resources

Our financial condition at September 29, 2001 remained strong.  Total current assets were 4.9 times larger than total current liabilities, compared to 3.1 times at March 31, 2001.  We have used a combination of equity and cash flow from operations to support ongoing business activities, secure manufacturing capacity from foundry partners, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventories and accounts receivable.

As of September 29, 2001, we had cash, cash equivalents and short-term investments of $376.7 million and working capital of $716.2 million.  Cash flows generated by operations of $78.1 million for the first six months of fiscal 2002 were $198.0 million lower than the $276.1 million generated during the first six months of fiscal 2001.  Decreases in cash generated by operations resulted primarily from the net loss during the period, an increase in other assets, and decreases in accounts payable, income taxes payable, and deferred income on shipments to distributors which were partially offset by decreases in accounts receivable and inventories.

Net cash used in investing activities of $55.4 million during the first six months of fiscal 2002 included net purchases of investments of $0.5 million and $54.9 million for purchases of property, plant and equipment.  During the first six months of fiscal 2001, net cash used in investing activities of $129.7 million included $15.9 million of net proceeds from sales and purchases of investments offset by $145.6 million for property, plant and equipment purchases.

Net cash used in financing activities was $29.9 million in the first six months of fiscal 2002 and consisted of $73.0 million for the acquisition of treasury stock, partially offset by $40.1 million of proceeds from the issuance of common stock under employee stock plans and $3.0 million in proceeds from sales of put warrants.  For the comparable fiscal 2001 period, net cash used in financing activities of $69.5 million included  $124.5 million for the acquisition of treasury stock, partially offset by $42.7 million of proceeds from the issuance of common stock under employee stock plans and $12.3 million in proceeds from sales of put warrants.

Stockholders’ equity decreased $147.9 million during the first six months of fiscal 2002, principally as a result of the $157.5 million net loss for the six months ended September 29, 2001.  In addition, the acquisition of treasury stock of $72.7 million, $2.0 million in unrealized losses on available-for-sale securities and $0.1 million of cumulative translation adjustments contributed to the decrease, which was partially offset by proceeds from the issuance of common stock under employee stock plans of $39.3 million, related tax benefits from stock options of $37.1 million, $5.0 million in deferred compensation related to the RocketChips acquisition and $3.0 million in proceeds from sales of put warrants.

We anticipate that existing sources of liquidity and cash flow from operations will be sufficient to satisfy our cash needs for the foreseeable future.  However, the risk factors discussed below could affect our cash positions adversely.  We will continue to evaluate opportunities for investments to secure advanced process technology and capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of and investments in technologies or businesses that could complement our business.  We may use available cash or other sources of funding for such purposes.

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns.  Cyclical market patterns are characterized by several factors, including:

reduced product demand;
limited visibility of demand for products beyond three months;
accelerated erosion of average selling prices;
shift in our product mix could negatively impact gross margins, excess inventory within the supply chain;
overbuilding of original equipment manufacturers (OEM) products, including communication infrastructure;
further deterioration in demand could lead to further excess and obsolete inventories and corresponding write-downs, if any;
reduction in volumes could cause lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements; and
an economic recession could impact demand negatively for our products

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others.)  In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers’ products in their markets.  Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels.    Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand cause them to slow orders of our products. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult.  Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries.  Based on the factors noted herein, we may experience substantial period-to-period fluctuations in future operating results as we did during the most recent fiscal quarter.

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments.  Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries.  For example, we have sales and operations in Asia Pacific and Japan.  Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future.  While the recent weakness of the Euro and Yen against the Dollar had no material impact to our business, continued weakness could lead to adverse conditions from our European and Japanese customers.  Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products.  In addition, our ability to sell at competitive prices may be diminished.  Currency instability may increase credit risks as the weak currencies may impair our customers’ ability to repay existing obligations.  Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy.  Any instability in worldwide economic environments, such as the terrorist attacks on September 11, 2001, could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods.  Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main foundry partner, UMC, as well as a significant number of suppliers to the semiconductor industry, end-customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured by our foundry partners in Taiwan by UMC, in Japan by Seiko Epson Corp (Seiko) and by International Business Machines Corporation (IBM) in the U.S.  Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundry partners.  We depend on our foundry partners to deliver reliable silicon wafers, with acceptable yields, in a timely manner. If our foundry partners are unable to produce and deliver silicon wafers that meet our specifications, including acceptable yields, our results of operations could be adversely affected.

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

Dependence Upon Independent Manufacturers and Subcontractors

We do not manufacture the semiconductor wafers used for our products.  During the past several years, UMC and Seiko have manufactured most of our wafers.  In the last year we have added IBM as an additional wafer supplier.  We are dependent upon these suppliers and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner.  While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that our wafer suppliers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  Additionally, disruption of operations at these foundries for any reason, including natural disasters such as fires, floods, or earthquakes, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.  We are also dependent on subcontractors located in Asia to provide semiconductor assembly services. The more complex product design also requires more advanced assembling and packaging technology developed by our subcontractors.  Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, and performance.  The success of new product introductions is dependent upon several factors, including:

timely completion of new product designs;;
ability to utilize advanced manufacturing process technologies including advanced mask making capability;
achieving acceptable yields;
ability to obtain advanced packaging;
availability of supporting software design tools;
utilization of predefined cores of logic;
industry acceptance; and
successful deployment of systems by our customers

We cannot assure that our product development efforts will be successful, that our new products will achieve industry acceptance or that we will achieve the necessary volume of production that would lead to further per unit cost reductions.  Revenues relating to our mature products are expected to decline in the future.  As a result, we will be increasingly dependent on revenues derived from newer products along with cost reductions on current products.  We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins.  To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Competition

Our programmable logic devices (PLDs) compete in the logic industry.  The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence, and continuous price erosion.  We expect increased competition, both from our primary competitors, Altera and Lattice Semiconductor Corporation (Lattice) and from new companies that may enter the market.  We believe that important competitive factors in the programmable logic industry include:

product pricing;
product performance, reliability, power consumption, and density;
the adaptability of products to specific applications;
ease of use and functionality of software design tools;
functionality of predefined cores of logic; and
the ability to provide timely customer service and support

Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high volume, low cost applications as well as high performance, leading-edge density applications.  In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products.  However, we cannot assure that we will be successful in achieving these strategies.

Our major sources of competition are comprised of several elements:

providers of high density programmable logic products characterized by field programmable gate array (FPGA)-type architectures;
providers of high volume and low cost FPGAs as programmable replacement for application specific integrated circuits (ASICs) and application specific standard products (ASSPs);
providers of high speed, low density complex programmable logic devices (CPLDs);
the manufacturers of custom gate arrays;
providers of competitive software development tools; and
other providers of new or emerging programmable logic products.

We compete with high density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market, and system level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, and reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes.  We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs.  As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs.  With the introduction of our Spartan family, which is Xilinx’s low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment.  Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than Xilinx.  Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility, and the ability to deliver complete solutions to customers.  Some of our current or potential competitors have substantially greater financial, manufacturing, marketing, distribution, and technical resources than we do.  Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment.  To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

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

We could also face competition from our licensees.  Under a license from us, Lucent Technologies has rights to manufacture and market our XC3000 FPGA products and also employ that technology to provide additional high density FPGA products.  Seiko has rights to manufacture some of our products and market them in Japan and Europe, but is not currently doing so.   We granted a license to use certain of our patents to Advanced Micro Devices (AMD).  AMD produced certain PLDs under that license through its wholly owned subsidiary, Vantis.  In June 1999, AMD sold the Vantis subsidiary to Lattice.  In conjunction with the settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement.

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

Euro Currency

Beginning in 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency.  During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender.  We are continuing to assess the Euro’s impact on our business.  We are reviewing the ability of our accounting and information systems to handle the conversion, the ability of foreign banks to report on dual currencies, the legal and contractual implications of agreements, as well as reviewing our pricing strategies.  We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations.  However, we cannot assure that we will be able to successfully modify all systems and contracts to comply with Euro requirements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper, and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in interest rates would not materially affect the fair value of our available-for-sale securities.

Foreign Currency Risk

We enter into forward currency exchange contracts to reduce financial market risks. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transactions are settled.  Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period.  Effective July 1, 2001, we converted all Japanese customers to U.S. dollar invoicing and will have minimal yen currency exposure.

We are expanding our Ireland facility and we have ten outstanding forward currency exchange contracts against the Irish punt.  The total value of these contracts is approximately U.S. $8 million.  The ten contracts expire at various dates between October 2001 and February 2002.  We anticipate purchasing additional Euro (Irish punt) forward contracts to reduce exposures as construction commitments increase.

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  If permanent changes, other than a temporary impairment, occur in exchange rates after an investment is made, the investment’s value will increase or decrease accordingly.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.

Part II.    Other Information

Item 1.    Legal Proceedings

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years.  During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs.

On July 25, 2001, the Company settled all outstanding litigation with Mr. Joseph Ward.

The Company filed a petition with the Tax Court on March 26, 2001.  Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency.

There are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 9, 2001.

(1)	Election of directors
		Votes For	Votes Withheld
	Bernard V. Vonderschmitt	269,344,722	25,635,756
	Willem P. Roelandts	277,524,705	17,455,773
	John L. Doyle	277,892,717	17,087,761
	Jerald G. Fishman	277,877,405	17,103,073
	Philip T. Gianos	278,006,574	16,973,904
	William G. Howard, Jr.	277,975,579	17,004,899
	Frank S. Sanda	266,606,073	28,374,405
	Richard W. Sevcik	277,313,649	17,666,829
	Elizabeth Vanderslice	277,831,49	17,148,982

(2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 30, 2002.
	For	Against	Abstain	Non-Vote
	283,215,926	10,718,961	1,037,121	480

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits	None

(b)	Reports on Form 8-K	None

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX INC.

Date November 13, 2001	/s/ Kris Chellam
Kris Chellam
Senior Vice President of Finance and
Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

