Form 10-Q
period 2001-12-29
XILINX INC
filed 2002-02-12
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2001 or

☐ Transition	report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

77-0188631
(I.R.S. Employer Identification No.)

2100 Logic Drive, San Jose, CA 95124
(Address of principal executive offices, including Zip Code)

(408) 559-7778
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES     ☒                    NO    ☐

Class	Shares Outstanding at January 31, 2002

Common Stock, $.01 par value	335,516,698

Part I.    Financial Information

Item 1.    Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Dec. 29, 2001	Dec. 30, 2000	Dec. 29, 2001	Dec. 30, 2000
	(in thousands, except per share amounts)
Net revenues	$228,110	$450,103	$742,081	$1,252,338
Costs and expenses:
Cost of revenues	101,868	179,199	442,567	484,453
Research and development	49,131	59,148	152,542	153,774
Sales, general and administrative	52,375	71,082	173,080	204,995
Write-off of acquired in-process research and development	—	90,700	—	90,700
Amortization of goodwill and other intangibles	10,750	6,834	32,250	6,834
Impairment loss on intangible assets and equipment	—	—	25,336	—

Operating costs and expenses	214,124	406,963	825,775	940,756

Operating income (loss)	13,986	43,140	(83,694)	311,582
Write-down of the United Microelectronics Corp. investment	—	—	(191,852)	—
Altera Corporation lawsuit settlement	—	—	19,400	—
Interest income and other, net	4,478	8,436	18,154	28,719

Income (loss) before provision for (benefit from) taxes on income	18,464	51,576	(237,992)	340,301
Provision for (benefit from) taxes on income	8,807	62,083	(90,107)	142,926

Net income (loss)	$9,657	$(10,507)	$(147,885)	$197,375

Net income (loss) per share:
Basic	$0.03	$(0.03)	$(0.44)	$0.60

Diluted	$0.03	$(0.03)	$(0.44)	$0.56

Shares used in per share calculations:
Basic	334,363	329,643	333,223	327,720

Diluted	350,691	329,643	333,223	353,863

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 29, 2001	March 31, 2001
	(in thousands)
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$204,438	$208,693
Short-term investments	212,927	162,091
Accounts receivable, net	89,857	172,768
Inventories	146,719	342,453
Deferred income taxes	152,046	151,530
Other current assets	53,557	64,344

Total current assets	859,544	1,101,879

Property, plant and equipment, at cost	619,739	554,624
Accumulated depreciation and amortization	(185,389)	(137,448)

Net property, plant and equipment	434,350	417,176
Long-term investments	309,125	288,972
Investment in United Microelectronics Corp.	361,827	430,894
Other assets	263,224	263,275

Total assets	$2,228,070	$2,502,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,335	$104,674
Accrued payroll and related liabilities	35,088	28,776
Income taxes payable	46,273	62,443
Deferred income on shipments to distributors	62,400	130,501
Other accrued liabilities	18,291	24,016

Total current liabilities	193,387	350,410

Deferred tax liabilities	173,953	233,470
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,350	3,311
Additional paid-in capital	715,876	725,626
Retained earnings	1,075,957	1,257,083
Treasury stock, at cost	(7,199)	(70,584)
Accumulated other comprehensive income	72,746	2,880

Total stockholders’ equity	1,860,730	1,918,316

Total liabilities and stockholders’ equity	$2,228,070	$2,502,196

(1)	Derived from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Dec. 29, 2001	Dec. 30, 2000
	(in thousands)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$(147,885)	$197,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,938	59,458
Write-off of acquired in-process research and development	—	90,700
Net gain on sale of available-for-sale securities	(1,343)	(979)
Impairment loss on intangible assets	14,925	—
Impairment loss on equipment	10,411	—
Write-down of the United Microelectronics Corp. investment	191,852	—
Changes in assets and liabilities:
Accounts receivable	98,266	(87,220)
Inventories	195,734	(112,170)
Deferred income taxes	26,998	(35,994)
Other current assets	2,855	3,855
Other assets	(11,859)	(39,246)
Accounts payable	(73,339)	64,553
Accrued liabilities	1,561	13,240
Income taxes payable	(142,820)	180,874
Deferred income on shipments to distributors	(83,456)	42,167

Total adjustments	326,723	179,238

Net cash provided by operating activities	178,838	376,613
Cash flows from investing activities:
Purchases of available-for-sale securities	(736,426)	(2,109,991)
Proceeds from sale or maturity of available-for-sale securities	662,247	2,229,294
Cash obtained from acquisition	—	4,243
Purchases of property, plant and equipment	(66,854)	(177,453)

Net cash used in investing activities	(141,033)	(53,907)
Cash flows from financing activities:
Acquisition of treasury stock	(100,853)	(382,943)
Proceeds from issuance of common stock	55,823	52,814
Proceeds from sales of put options	2,970	19,832

Net cash used in financing activities	(42,060)	(310,297)

Net increase (decrease) in cash and cash equivalents	(4,255)	12,409
Cash and cash equivalents at beginning of period	208,693	85,548

Cash and cash equivalents at end of period	$204,438	$97,957

Schedule of non-cash transactions:
Issuance of common stock in connection with RocketChips acquisition	$—	$259,869
Tax benefit from stock option exercises	53,731	144,687
Issuance of treasury stock under employee stock plans	163,959	195,561
Supplemental disclosure of cash flow information:
Income taxes paid	14,518	11,147

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended March 31, 2001. The interim financial statements are unaudited but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the nine-month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2002 or any future period.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 eliminates the systematic amortization of goodwill and requires that goodwill be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company will adopt SFAS 142, which is effective for fiscal years beginning after December 15, 2001, on March 31, 2002. Amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $7 million per quarter. At December 29, 2001, the unamortized balance of goodwill was $107.9 million.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

2.    Concentrations of Credit Risk

We attempt to mitigate the concentration of credit risk in our trade receivables with respect to the high-technology industry with our credit evaluation process, relatively short collection terms, distributor agreements, sales among various end-user applications throughout the high-technology market and the geographical dispersion of sales. We generally do not require collateral. Bad debt write-offs have been insignificant for all periods presented.

On a consolidated basis, at December 29, 2001, two distributors accounted for 60.5% and 15.1% of total accounts receivable.

3.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at December 29, 2001 and March 31, 2001 are as follows:

	Dec. 29, 2001	March 31, 2001
	(in thousands)
Raw materials	$24,535	$26,245
Work-in-process	78,778	249,348
Finished goods	43,406	66,860

	$146,719	$342,453

Given the volatility of the market and the obsolescence in technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations, and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations. Our standard cost reserve policy is to continuously review and monitor our standard costs based on current wafer costs. Once standard costs are created, gross inventories are re-evaluated based on the new standard costs. Our excess and obsolescence reserve policy is to reserve inventory in excess of nine months of forecasted demand. Our research and development reserve policy is to reserve new devices until the following criteria are met: Devices must be production released and we must have sufficient product in the hands of customers and distributors.

4.    Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items to net income (loss). The total shares used in the denominator of the diluted net income per share calculation includes incremental common shares attributable to outstanding options of 16.3 million and 26.1 million for the quarter ended December 29, 2001 and the nine months ended December 30, 2000, respectively. For the nine months ended December 29, 2001 and the quarter ended December 30, 2000, 18.2 million and 23.8 million common stock equivalents attributable to the Company’s stock option plans were excluded from the calculation of diluted net loss per share, as they would be antidilutive.

5.    Comprehensive Income (Loss)

The changes in components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 29, 2001	Dec. 30, 2000	Dec. 29, 2001	Dec. 30, 2000
	(in thousands)
Net income (loss)	$9,657	$(10,507)	$(147,885)	$197,375
Cumulative translation adjustment	(192)	(194)	(258)	(508)
Other comprehensive income-hedging	(39)	—	(39)	—
Unrealized gains (losses) on available-for-sale
securities arising during the period, net of tax	72,862	(57,051)	72,886	(165,937)
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(790)	(5)	(2,722)	(170)

Comprehensive income (loss)	$81,498	$(67,757)	$(78,018)	$30,760

The components of accumulated other comprehensive income (loss) at December 29, 2001 and March 31, 2001 are as follows:

	Dec. 29, 2001	March 31, 2001
	(in thousands)
Cumulative translation adjustment	$(852)	$(594)
Other comprehensive income-hedging	(38)	—
Unrealized gain on available-for-sale
securities, net of tax	73,636	3,474

Accumulated other comprehensive income	$72,746	$2,880

6.    Stockholders’ Equity-Treasury Stock and Put Options

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the quarter ended December 29, 2001, 0.4 million shares of common stock were repurchased for $27.9 million, and 1.8 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. During the nine months ended December 29, 2001, 1.6 million shares of common stock were repurchased for $100.6 million and 5.3 million shares were issued during the period for Stock Option exercises and Stock Purchase Plan requirements. In conjunction with the stock repurchase program, during the nine months ended December 29, 2001 and December 30, 2000, respectively, we sold .3 million and 1.6 million put options that entitle the holder of each option to sell to us, by physical delivery, one share of common stock at specified prices. The cash proceeds from the sale of put options of $3.0 million and $19.8 million for the nine months ended December 29, 2001 and December 30, 2000, respectively, have been included in additional paid-in capital following the provisions of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As of December 29, 2001, 0.5 million shares of common stock were subject to future issuance under outstanding put options with expiration dates through August 2002, with strike prices ranging from $40 to $53 per share.

7.    Commitments

We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. The approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,
(In thousands)
2002 (December 30, 2001 to March 31, 2002)	$925
2003	3,341
2004	1,801
2005	1,033
2006	758
Thereafter	3,627

$11,485

Rent expense was approximately $.6 million and $1.8 million for the three and nine months ended December 29, 2001, respectively. Rent expense for the three and nine months ended December 30, 2000 was approximately $.2 million and $2.2 million, respectively.

8.    Derivatives

On April 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we reflected all derivatives at fair value on the balance sheet but did not recognize a cumulative transition adjustment to earnings under the new standard.

We are expanding our Ireland facility and have entered into firm commitments with respect to specific project costs to be incurred over the next year. We enter into forward foreign exchange contracts to eliminate, reduce, or transfer selected foreign currency risks that have been identified. Designated and documented at inception as fair value hedges, the project development forward contracts are evaluated for effectiveness monthly. The critical terms of the forward contract and the firm commitments are matched at inception and subsequent forward contract effectiveness is calculated by comparing the fair value of the forward contract or cash balance to the cumulative change in value of the specified firm commitment. The derivative fair values are recognized currently in income and offset by the gains and losses on the contract commitments, which are also reflected on the balance sheet and currently in income (loss). In connection with this expansion, we have seven outstanding forward currency exchange contracts against the Irish punt. The total value of these contracts is approximately US $8.3 million. These contracts expire at various dates between January 2002 and May 2002. We will continue to mitigate this exposure through Euro (Irish punt) hedging contracts.

9.    Investment in United Microelectronics Corporation

The value of our unrestricted United Microelectronics Corporation (UMC) shares increased in value by $122.8 million during the third quarter of fiscal 2002 to $361.8 million at December 29, 2001. The increase in value of $122.8 million was recorded within stockholders’ equity as a component of accumulated other comprehensive income. The value of our UMC shares had declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 we recognized a pre-tax loss of $191.9 million to reflect this other-than-temporary decline in market value. We will continue to re-evaluate the UMC investment quarterly to determine whether there are incremental other-than-temporary impairments or increases in valuation in future periods.

We account for the unrestricted portion (approximately 76% at December 29, 2001) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 24% of the Company’s holdings at December 29, 2001) is accounted for as a cost method investment.

10.    Impairment Loss on Intangible Assets and Equipment

We evaluate the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of testing equipment, goodwill, acquired technology, patents, and assembled workforce, recorded on the balance sheet, in accordance with SFAS 121 on a quarterly basis. SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values. When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Remaining goodwill and acquired intangibles will continue to be amortized through fiscal year 2002 using an estimated useful life of four to seven years. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Beginning in fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests.

11.    Contingencies

The Company filed a petition with the Tax Court on March 26, 2001. (See Note 12). Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

On January 15, 2002, the Company served process against Bausch & Lomb claiming trademark infringement. At this point in time, it is premature to comment on the likely outcome of this case.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

In July 2000, we purchased office buildings in San Jose due to the rapid growth of the Company at that time. Currently, the buildings are still being remodeled and are expected to be ready for occupancy in fiscal 2003. Additionally, groundbreaking to develop a new 130,000 square foot facility in Longmont, Colorado was started in March 2000 and we are planning on moving into this facility within the next six months.

12.    Income Taxes

We recorded a tax provision of $8.8 million and a tax benefit of $90.1 million for the third quarter and first nine months of fiscal 2002, respectively, representing effective tax rates of 47.7% and 37.9%, respectively. We recorded a provision of $62.1 million and $142.9 million for the third quarter and first nine months of fiscal 2001, respectively, representing effective tax rates of 120.4% and 42.0%, respectively. The fiscal 2002 effective tax rate is primarily due to the tax benefit of operating losses and U.S. tax credits. The prior year rates were significantly impacted by the acquisition of RocketChips in November 2000.

On December 28, 2000, the Internal Revenue Service issued a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We filed a petition with the Tax Court on March 26, 2001 contesting this notice of deficiency. We believe the Company has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under “Factors Affecting Future Operating Results”.

Results of operations:    Third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001

Net Revenues

We classify our product offerings into four categories by semiconductor manufacturing process technology. These four product categories are adjusted on a regular basis to accommodate advances in our process technology, most recently as of June 30, 2001. Advanced products include our newest technologies manufactured on 0.18-micron and smaller processes, which include the Spartan™-II, Virtex™-E and Virtex-II™ product lines. Mainstream products are currently manufactured on 0.22 to 0.35-micron technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner™ product lines. Base products consist of our mature product families that are currently manufactured on technologies of 0.5-micron and older; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan families. Our Support products make up the remainder of our product offerings and include configuration solutions, serial proms, HardWire™, software and support.

Net revenues of $228.1 million in the third quarter of fiscal 2002 represented a 49.3% decrease from the comparable prior year quarter of $450.1 million, as industry wide business conditions declined. Net revenues for the first nine months of fiscal 2002 were $742.1 million, a 40.7% decrease from the prior year comparable period of $1,252.3 million, also due to an industry wide business recession.

Advanced products represented 36.0% and 34.8% of total net revenues in the third quarter and first nine months of fiscal 2002, respectively, as compared to 20.5% and 14.3% in the prior year periods. The percentage increases in revenues of Advanced products were due to the introduction and strong market acceptance of Virtex-II and Spartan-II products. Mainstream and Base products represented 56.0% and 57.6% of total net revenues in the third quarter and first nine months of fiscal 2002, respectively, as compared to 72.0% and 78.3% in the prior year periods. Mainstream and Base products saw the largest revenue decline in the Virtex, 4000XL and 4000XLA product families due to the combination of the weak demand, excess inventories at end customers, and customer migration to newer product offerings. Support products represented 8.0% and 7.6% of total net revenues in the third quarter and first nine months of fiscal 2002, respectively, as compared to 7.5% and 7.4% in the prior year periods. Net revenues by technology for the three and nine-month periods ended December 29, 2001 and December 30, 2000 are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 29, 2001	Dec. 30, 2000	Dec. 29, 2001	Dec. 30, 2000
	(in millions)
Advanced products	$82.1	$92.3	$257.9	$179.5
Mainstream products	80.1	208.8	265.9	601.2
Base products	47.7	115.3	161.5	379.5
Support products	18.2	33.7	56.8	92.1

Total net revenues	$228.1	$450.1	$742.1	$1,252.3

International revenues represented approximately 47.2% and 48.8% of total net revenues in the third quarter and first nine months of fiscal 2002, respectively, as compared to 37.9% and 36.0% in the prior year periods. Net revenues by geography for the three and nine-month periods ended December 29, 2001 and December 30, 2000 are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 29, 2001	Dec. 30, 2000	Dec. 29, 2001	Dec. 30, 2000
	(in millions)
North America	$120.5	$279.5	$379.7	$800.9
Europe	45.3	80.8	169.2	240.6
Japan	28.0	47.7	100.3	115.2
Asia Pacific/Rest of World	34.3	42.1	92.9	95.6

Total net revenues	$228.1	$450.1	$742.1	$1,252.3

Gross Margin

Gross margin was $126.2 million and $299.5 million for the third quarter and first nine months of fiscal 2002, or 55.3% and 40.4% of net revenues, respectively. Gross margin for the comparable periods of fiscal 2001 was $270.9 million and $767.9 million, or 60.2% and 61.3% of net revenues, respectively. The significant decrease in gross margin percentages compared to last year resulted from a write-down of inventories during the second quarter of fiscal 2002 and from product mix shifts away from Mainstream and Base products that generate higher margins. The inventory write-down related primarily to the Virtex and Virtex-E product families and was based on a significant decrease in backlog and forecasted demand for those products relative to the inventory levels. Advanced products represented 36.0% and 34.8% of total net revenues in the third quarter and first nine months of fiscal 2002, respectively, while they were only 20.5% and 14.3% in the comparable prior year periods. As the demand for our products shifts away from the older, more profitable product families, gross margin could come under further pressure. Margins for the Advanced products (Virtex-E, Virtex-II product families as well as Spartan-II products) are below our more mature Base and Mainstream product families, as the products have not yet achieved optimal manufacturing cost and yields.

Research and Development

Research and development expenses were $49.1 million for the third quarter and $152.5 million for the first nine months of fiscal 2002, or 21.5% and 20.5% of net revenues, respectively. Research and development expenses for the third quarter and the first nine months of fiscal 2002 include non-cash deferred stock compensation of $2.1 and $6.4 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. Excluding RocketChips’ deferred stock compensation, research and development expenses were $47.0 million for the third quarter and $146.1 million for the first nine months of fiscal 2002, or 20.6% and 19.7% of net revenues, respectively. Research and development expenses for the comparable periods in the prior year were $59.1 million and $153.8 million, or 13.1% and 12.3% of net revenues, respectively. Research and development expenses for the third quarter and the first nine months of fiscal 2001 include non-cash deferred stock compensation of $2.7 million associated with the acquisition of RocketChips, Inc. Excluding RocketChips’ deferred stock compensation, research and development expenses were $56.4 million for the third quarter and $151.1 million for the first nine months of fiscal 2001, or 12.5% and 12.1% of net revenues, respectively. The decrease in research and development expenses over the prior year’s third quarter and nine-month period was primarily due to compensation reductions and a reduction of some projects. We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic industry.

Sales, General and Administrative

Sales, general and administrative expenses were $52.4 million, or 23.0% of net revenues and $173.1 million or 23.3% of net revenues for the third quarter and first nine months of fiscal 2002, respectively. They were $71.1 million, or 15.8% of net revenues and $205.0 million or 16.4% of net revenues for the comparable prior year periods. The decreases in sales, general and administrative expenses were primarily attributable to lower commissions and marketing expenses as well as a reduction in legal expenses as a result of the settlement of the Altera litigation.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles of $10.8 million and $32.2 million for the third quarter and first nine months of fiscal 2002, respectively, and $6.8 million for the third quarter and first nine months of fiscal 2001 relates to the November 2000 acquisition of RocketChips, Inc.

Impairment Loss on Intangible Assets and Equipment

We evaluate the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of testing equipment, goodwill, acquired technology, patents, and assembled workforce, recorded on the balance sheet, in accordance with SFAS 121 on a quarterly basis. SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values. When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Remaining goodwill and acquired intangibles will continue to be amortized through fiscal year 2002 using an estimated useful life of four to seven years. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Beginning in fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests.

UMC Investment Valuation

The value of our unrestricted United Microelectronics Corporation (UMC) shares increased in value by $122.8 million during the third quarter of fiscal 2002 to $361.8 million at December 29, 2001. The increase in value of $122.8 million was recorded within stockholders’ equity as a component of accumulated other comprehensive income. The value of our UMC shares had declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 we recognized a pre-tax loss of $191.9 million to reflect this other-than-temporary decline in market value. We will continue to re-evaluate the UMC investment quarterly to determine whether there are incremental other-than-temporary impairments or increases in valuation in future periods.

Interest Income and Other, Net

Interest income and other, net decreased to $4.5 million in the third quarter of fiscal 2002 from $8.4 million in the prior year quarter, and decreased to $18.2 million in the first nine months of fiscal 2002 from $28.7 million in the prior year’s comparable period. The decreases were primarily due to the lower average investment balances and lower interest rates in the third quarter and the first nine months of fiscal 2002 as compared to the prior year periods. The amount of interest income and other, net in the future will continue to be impacted by the level of our average cash and investment balance, prevailing interest rates, and foreign currency exchange rates.

Provision for Income Taxes

We recorded a tax provision of $8.8 million and a tax benefit of $90.1 million for the third quarter and first nine months of fiscal 2002, respectively, representing effective tax rates of 47.7% and 37.9%, respectively. We recorded a provision of $62.1 million and $142.9 million for the third quarter and first nine months of fiscal 2001, respectively, representing effective tax rates of 120.4% and 42.0%, respectively. The fiscal 2002 effective tax rate is primarily due to the tax benefit of operating losses and U.S. tax credits. The prior year rates were significantly impacted by the acquisition of RocketChips in November 2000.

On December 28, 2000, the Internal Revenue Service issued a statutory notice of deficiency reflecting their proposed audit adjustments for the fiscal years of 1996, 1997, and 1998. We believe the Company has meritorious defenses to the proposed adjustments and will contest this deficiency. We believe that sufficient taxes have been provided and that the ultimate resolution will not have a material adverse impact on the Company’s financial position or results of operations.

Hedging

On April 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we reflected all derivatives at fair value on the balance sheet but did not recognize a cumulative transition adjustment to earnings under the new standard.

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

Financial Condition, Liquidity and Capital Resources

Our financial condition at December 29, 2001 remained healthy. Total current assets were 4.4 times larger than total current liabilities, compared to 3.1 times at March 31, 2001. We have used a combination of equity and cash flow from operations to support ongoing business activities, secure manufacturing capacity from foundries, make acquisitions and investments in complementary technologies, obtain facilities and capital equipment and finance inventories and accounts receivable.

We continued to generate positive cash flows from operations during the first nine months of fiscal 2002. As of December 29, 2001, we had cash, cash equivalents and short-term investments of $417.4 million and working capital of $666.2 million. Cash flows generated by operations of $178.8 million for the first nine months of fiscal 2002 were $197.8 million lower than the $376.6 million generated during the first nine months of fiscal 2001. Decreases in cash generated by operations resulted primarily from the net loss during the period and decreases in accounts payable, income taxes payable, and deferred income on shipments to distributors which were partially offset by decreases in accounts receivable and inventories.

Net cash used in investing activities of $141.0 million during the first nine months of fiscal 2002 included net purchases of investments of $74.1 million and $66.9 million for purchases of property, plant and equipment. During the first nine months of fiscal 2001, net cash used in investing activities of $53.9 million included $177.4 million for property, plant and equipment purchases, partially offset by $119.3 million of net proceeds from sales and purchases of investments and cash obtained from our acquisition of RocketChips of $4.2 million.

Net cash used in financing activities was $42.1 million in the first nine months of fiscal 2002 and consisted of $100.9 million for the acquisition of treasury stock, partially offset by $55.8 million of proceeds from the issuance of common stock under employee stock plans and $3.0 million in proceeds from sales of put options. For the comparable fiscal 2001 period, net cash used in financing activities of $310.3 million included $382.9 million for the acquisition of treasury stock, partially offset by $52.8 million of proceeds from the issuance of common stock under employee stock plans and $19.8 million in proceeds from sales of put options.

Stockholders’ equity decreased $57.6 million during the first nine months of fiscal 2002, principally as a result of the $147.9 million net loss for the nine months ended December 29, 2001. In addition, the acquisition of treasury stock of $100.6 million and $0.3 million of cumulative translation adjustments contributed to the decrease, which was partially offset by proceeds from the issuance of common stock under employee stock plans of $55.4 million, $70.2 million in unrealized gains on available-for-sale securities, related tax benefits associated with stock option exercises and the employee stock purchase plan of $53.7 million, $8.9 million in deferred compensation related to the RocketChips acquisition and $3.0 million in proceeds from sales of put options.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to secure advanced process technology and capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of and investments in technologies or businesses that could complement our business. We may use available cash or other sources of funding for such purposes.

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns. Cyclical market patterns are characterized by several factors, including:

•	reduced product demand;

•	limited visibility of demand for products beyond three months;

•	increased dependency on turns orders;

•	accelerated erosion of average selling prices;

•	shift in our product mix could negatively impact gross margins,

•	excess inventory within the supply chain;

•	reduced capital spending by telecommunications service providers;

•	overbuilding of original equipment manufacturers (OEM) products, including communication infrastructure;

•	further deterioration in demand could lead to further excess and obsolete inventories and corresponding write-downs;

•	reduction in volumes could cause lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements;

•	a prolonged global economic recession could impact demand negatively for our products;

•	a faster than expected increase in demand could result in a shortage of capacity at our wafer providers; and

•	an extended increase in demand could lengthen cycle times and result in higher than anticipated inventory requirements.

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others). In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers' products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand causes them to slow orders of our products, thereby increasing dependency on turns orders. Changes in our product mix could adversely affect gross margins. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. An increase in demand could result in longer lead times causing delays in customer production schedules. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. For example, the recent overbuilding in the telecommunications industry resulted in a reduction in capital spending causing a slowdown in orders for our products. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial fluctuations in future operating results.

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Currently all of our customers are invoiced in U.S. dollars. While the recent weakness of the Euro and Yen against the Dollar had no material impact to our business, continued weakness could lead to adverse conditions from our European and Japanese customers. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers' ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments, such as the terrorist attacks on September 11, 2001 and their aftermath, could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end-customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corp (Seiko) and in the U.S by International Business Machines Corporation (IBM). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

UMC’s foundries in Taiwan and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in Asia to provide semiconductor assembly services. The more complex product design requires more advanced assembling and packaging technology developed by our subcontractors. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as circuit geometries smaller than 0.18 micron;

•	achieving acceptable yields;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined cores of logic;

•	industry acceptance; and

•	successful deployment of systems by our customers.

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

Competition

Our programmable logic devices (PLDs) compete in the logic industry. The industries in which we compete are intensely competitive and are characterized by rapid technological change, product obsolescence, and continuous price erosion. We expect increased competition, both from our primary competitors, Altera and Lattice Semiconductor Corporation (Lattice) and from new companies that may enter the market. We believe that important competitive factors in the programmable logic industry include:

•	product pricing;

•	product performance, reliability, power consumption, and density;

•	the adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	functionality of predefined cores of logic; and

•	the ability to provide timely customer service and support.

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

Our major sources of competition are comprised of several elements:

•	providers of high density programmable logic products characterized by field programmable gate array (FPGA)-type architectures;

•
providers of high volume and low cost FPGAs as programmable replacements for standard cell or gate array based application specific integrated circuits (ASICs) and application specific standard products (ASSPs);

•	providers of high speed, low density complex programmable logic devices (CPLDs);

•	the manufacturers of custom gate arrays;

•	providers of competitive software development tools; and

•	other providers of new or emerging programmable logic products.

We compete with high density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high speed implementation, quick time-to-market, and system level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, and reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With our Spartan family, which is Xilinx’s low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than Xilinx. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility, and the ability to deliver complete solutions to customers. Some of our current or potential competitors have substantially greater financial, manufacturing, marketing, distribution, and technical resources than we do. Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of companies to the logic market. We recognize that different applications require different programmable technologies, and we are developing architectures, processes, and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

We could also face competition from our licensees. Under a license from us, Lucent Technologies (Lucent) had rights to manufacture and market our XC3000 FPGA products and also to employ that technology to provide additional high density FPGA products. In 2001, Lucent assigned its rights to Agere Systems, Inc. (Agere). Agere has subsequently sold a portion of its programmable logic business to Lattice. Under the terms of the Xilinx license grant, no rights of Agere are transferable to Lattice. Seiko has rights to manufacture some of our older products and market them in Japan and Europe, but is not currently doing so. We granted a license to use certain of our patents to Advanced Micro Devices (AMD). AMD produced certain PLDs under that license through its wholly owned subsidiary, Vantis. In June 1999, AMD sold the Vantis subsidiary to Lattice. In conjunction with the settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement.

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

Euro Currency

Beginning in 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three-year transition, the Euro was available for non-cash transactions and legacy currencies remained legal tender. We are continuing to assess the Euro’s impact on our business. We have reviewed the ability of our accounting and information systems to handle the conversion, the ability of foreign banks to report on dual currencies, the legal and contractual implications of agreements, as well as reviewed our pricing strategies. We have made the modifications to do business in the Euro should our customers desire. We expect that any additional modifications to our operations and systems will be completed on a timely basis and do not believe the conversion will have a material adverse impact on our operations. However, we cannot assure that we will be able to successfully modify all systems and contracts to comply with Euro requirements.

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

We are expanding our Ireland facility and we have seven outstanding forward currency exchange contracts against the Irish punt. The total value of these contracts is approximately U.S. $8.3 million. The seven contracts expire at various dates between January 2002 and May 2002. We anticipate purchasing additional Euro (Irish punt) forward contracts to reduce exposures as construction commitments increase.

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

Part II.    Other Information

Item 1.    Legal Proceedings

The Company filed a petition with the Tax Court on March 26, 2001. Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

On January 15, 2002, the Company served process against Bausch & Lomb claiming trademark infringement. At this point in time, it is premature to comment on the likely outcome of this case.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	Reports on Form 8-K None

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	February 12, 2002	By:	/s/ Kris Chellam
Kris Chellam Senior Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)