Form 10-K
period 2002-03-30
XILINX INC
filed 2002-06-17
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for	the fiscal year ended March 30, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

77-0188631
(I.R.S. Employer Identification No.)

2100 Logic Drive, San Jose, CA 95124
(Address of principal executive offices) (Zip Code)

(408) 559-7778
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 1, 2002 as reported on the NASDAQ National Market was approximately $10,026,472,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 1, 2002, the registrant had 336,277,831 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K Report (Part III).

XILINX, INC.

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Items 1 and 3 of this 10-K contain forward-looking statements concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under “Factors Affecting Future Operating Results” in Item 7. Forward looking statements can often be identified by the use of forward looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words.

General

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the telecommunications, networking, computing, industrial, and consumer markets. Our products are sold globally through a direct sales management organization, direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms, and through franchised domestic and foreign distributors.

Competitive pressures compel manufacturers of electronic systems to accelerate their products’ introduction to market. Customer requirements for improved functionality, performance, reliability and lower cost are addressed through the use of components that integrate ever-larger numbers of logic gates onto a single integrated circuit. Such integration often results in greater speed, smaller die size, lower power consumption and reduced costs. The rapid change in technology continues to fuel the demand for faster integrated circuits. At the same time, increased pressure is placed on electronic equipment manufacturers to shorten their product life cycles. Due to their functionality and reprogrammability, our PLDs enable electronic equipment manufacturers to effectively respond to these evolving market trends.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate our research and development limited partnership. In April 1990, the Company reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124 and our website is www.xilinx.com.

Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2002 ended on March 30, 2002 while fiscal 2001 and 2000 ended on March 31, 2001 and April 1, 2000, respectively.

Products

Integral to the future success of our business is the timely introduction of new products which address customer requirements and compete effectively on the basis of price, functionality, and performance. Xilinx programmable logic solutions help minimize risks for manufacturers of electronic equipment by shortening the time required developing products and introducing them to market. Customers can design much faster using Xilinx programmable devices than they could using traditional methods such as mask-programmed, fixed logic gate arrays. Moreover, because Xilinx devices are standard parts that need only to be programmed, customers are not required to wait for prototypes or pay large non-recurring engineering costs. Silicon products, software solutions, intellectual property cores and technical support make up the total solution delivered by Xilinx.

The software component of a programmable logic solution is critical to the success of every design project. Our software solutions provide powerful tools which make designing with programmable logic easy. Push button design flows, integrated on-line help, multimedia tutorials, plus high performance automatic and auto-interactive tools, help designers achieve optimum results. We offer the industry’s broadest array of programmable logic technology and electronic design automation (EDA) integration options allowing us to deliver unparalleled design flexibility. Xilinx has also developed a technology that enables the hardware in Xilinx-based systems to be upgraded remotely over any kind of private or public network, including the Internet even after the equipment has been shipped to a customer. Such upgradable systems allow equipment manufacturers to remotely add new features and capabilities to installed systems or repair problems without having to physically exchange hardware.

Programmable Logic Devices:

We classify our product offerings into four categories by semiconductor manufacturing process technology: advanced products, mainstream products, base products and support products. These four product categories are adjusted on a regular basis to accommodate advances in process technology. The most recent adjustment was on April 1, 2001. Advanced products include our newest technologies manufactured on 0.18-micron and smaller process technologies, which include the Spartan™-II, Spartan-IIE™, Virtex-E™, Virtex-II™, Virtex-II Pro™, and CoolRunner-II™ product lines. Mainstream products are currently manufactured on 0.22 to 0.35-micron process technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner™ product lines. Base products consist of our mature product families that are currently manufactured on process technologies of 0.5-micron and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan families. Our Support products make up the remainder of our product offerings and include configuration solutions (serial proms), software, IP cores, design services and support.

Virtex-II ProTM Platform FPGAs:

The Virtex-II Pro Platform FPGA family, introduced in March 2002, is the industry’s first platform for programmable systems, a solution that enables system architects and engineers to rapidly develop and deploy their leading-edge systems. With up to four IBM PowerPC™ processors immersed into the industry’s leading FPGA fabric, up to 16 Rocket I/O™ multi-gigabit transceivers, and Wind River Systems’ embedded design tools, Xilinx delivers a complete system development platform. The Virtex-II Pro solution enables ultra-high bandwidth system-on-a-chip (SoC) designs that were previously the exclusive domain of custom ASICs, yet with the flexibility and low development cost of programmable logic. This new solution is expected to enable a new era of leading-edge system architectures in networking applications, storage systems, wireless base stations, embedded systems, professional broadcast, and digital signal processing (DSP) systems. The Virtex-II Pro devices are delivered on 0.13-micron, copper process technology.

Virtex-IITM Platform FPGAs:

The Virtex-II Platform FPGA family, introduced in January 2001, is a complete platform for programmable logic that allows digital system designers to rapidly implement a single-chip solution with densities from 40,000 up to eight million system gates. The Virtex-II solution was developed to enable rapid development of data communications and DSP systems. The Virtex-II devices are delivered on 0.15-micron process technology. In March 2002, the Virtex-II EasyPath™ solution was introduced. Virtex-II EasyPath devices are FPGAs that have been custom tested for a specific customer application, enabling up to an 80% cost reduction compared to the standard FPGA device with no conversion risk to the customer. These devices are available only for the highest density members of the Virtex-II family and customers using these devices must meet certain minimum order requirements.

VirtexTM FPGAs:

The first generation of the Virtex architecture includes the Virtex-E and Virtex families.

The Virtex-E™ FPGA family, introduced in September 1999 consists of 11 members, from 50,000 system gates to 3.2 million system gates. Virtex-E FPGAs feature 1.8-volt operation and are delivered on 0.18-micron process technology.

The Virtex FPGA series, introduced in October 1998, includes the industry’s first million-gate FPGA. Nine Virtex devices are currently in production on 0.22-micron process technology. The Virtex devices with 2.5-volt operation, range from 50,000 to 1,000,000 system gate densities.

XC4000 FPGAs:

The XC4000 family, introduced in 1990, was the first FPGA offering on-board distributed RAM. The XC4000 became an industry standard and was the Company’s fastest growing programmable logic family until the Virtex family was introduced in October 1998.

The XC4000XL family has 11 members shipping in volume ranging in density from 2,000 to 180,000 system gates. The XC4000XV is a 2.5-volt FPGA family that utilizes 0.25-micron process technology. The family has four members with up to 500,000 system gates.

SpartanTM FPGAs:

The Xilinx Spartan™ and SpartanXL™ FPGA families were derived from the XC4000 architecture. The Spartan-II™ families were derived from the Virtex architecture. In November 2001, we announced the Spartan-IIE™ family, our newest generation of high-volume FPGAs, which is based on the Virtex-E architecture. Spartan-IIE devices, with densities ranging from 5,000 to 300,000 system gates, are designed to be low cost programmable replacements for ASICs and application specific standard products (ASSPs). New features in the Spartan-IIE family such as LVDS input/output signaling, address a larger range of cost-sensitive high-volume applications and open up new consumer electronic market opportunities for programmable logic.

CPLDs:

The XC9500, XC9500XL and XC9500XV families offer high speed, low cost and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively.

In August 1999 we acquired Philips Semiconductors’ line of low power CPLDs called the CoolRunner™ family of devices. The CoolRunner “XPLA3” 3.3-volt line was the first family of CPLD products to combine very low power with high speed, high density, and high I/O counts in a single device. CoolRunner CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today’s mobile computing applications.

In January 2002, Xilinx introduced the CoolRunner-II™ family, a next-generation 1.8-volt family with enhanced power management and system features. The CoolRunner-II RealDigital™ CPLDs combine the industry’s lowest standby and operating power with industry-leading system features at no performance or cost penalty to the customer. This new class of devices is ideal for both performance-intensive applications as well as the large portable and wireless markets.

Software, Cores and Support:

We offer complete software design tool solutions that enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs within each customer’s project schedule, regardless of the designer’s experience level.

The Xilinx ISE™ (Integrated Software Environment) family of design software is the leading design tool offering in programmable logic and continues to lead the industry in innovative solutions for the growing complexity of logic design issues. Introduced in September 2001, ISE delivers hardware description language (HDL) and schematic capture, synthesis, place and route, timing, implementation and verification tools in four configurations to fit a wide range of customer needs. ISE also integrates with a wide range of EDA offerings and point-tool solutions to deliver the most flexible design environment available.

ISE Foundation offers the most complete logic design environment for the customer who desires one logic solution from a single vendor. For the cost-conscious customer who does not require the full power of ISE Foundation, ISE BaseX targets a smaller device range with a reduced feature set at a lower price-point. ISE Alliance is tailored for customers who want maximum design flexibility by integrating ISE into their existing EDA environment and methodology. For customers who leverage the web for their design needs, Xilinx offers ISE WebPACK in free downloadable design and implementation modules.

All of the Xilinx FPGA and CPLD device families are supported by ISE, including the newest device families CoolRunner-II, Spartan-IIE and Virtex-II Pro. Xilinx also offers several design options designed to work with ISE in solving more customer specific needs. Modular Design, Internet Team Design, Chipscope and WebFITTER deliver solutions both to sophisticated engineers developing the highest-density designs and to cost-conscious customers who use only the most minimal set of design tools.

We also offer IP cores for commonly used complex functions such as DSP, bus interfaces, processors, and peripheral interfaces. Using Xilinx’s LogiCORE products and cores from third party AllianceCORE participants, customers can shorten development time, reduce design risk and obtain superior performance for their designs. Additionally, our CORE Generator system allows customers to implement IP cores into our PLDs. It offers a simple user interface, complete cataloging of available cores, easy selection of parameter-based cores optimized for our FPGAs, and features an interface to third-party system level DSP design tools. Further, Xilinx’s IP Center Internet portal offers customers the ability to purchase a license online for the latest intellectual property cores and reference designs via Smart Search for faster access. Industry leading LogiCORE products include the electronics industry’s first SPI4.2 product, FPGA industry’s first 10Gb Ethernet core, an extensive suite of forward-error correction (FEC) cores, and MicroBlaze, the industry’s fastest 32 bit soft processor core.

To extend our customers’ technical capabilities and shorten our customers’ design time in the race to market, we offer a portfolio of services, which consists of education, design services, and support in addition to support.xilinx.com, an online technical resource. Our Education Services consist of hands-on, lab-based, multi-day courses from fundamental to expert skill levels, designed to make our customers proficient at high-speed logic and system design. Our Design Services help shorten the customers’ time to market by augmenting their design teams with Xilinx’s industry experts in FPGA design techniques and solutions. With Technical Support resources, our customers’ calls get top priority from senior application engineers who have solid design experience and a track record of solving complex problems. Customers can personalize their experience with support.xilinx.com, through the MySupport feature. They can access training courses, an answers’ database, and forums with access to an experienced Xilinx team for assistance in troubleshooting and design issues.

Our software design tools operate on personal computers running Microsoft Windows’ 98, 2000, NT, and RedHat Linux operating systems, and on workstations from Hewlett-Packard Company and Sun Microsystems running HPUX and Sun Solaris.

Research and Development

Our research and development activities are primarily directed towards the design of new integrated circuits, the development of new software design tools, cores of logic, and advanced semiconductor manufacturing processes, and ongoing cost reductions and performance improvements in existing products. Our primary areas of focus have been to: introduce the industry’s first eight million system gate programmable system solution (Virtex-II FPGA devices), tightly integrate PowerPC microprocessors and multi-gigabit transceivers (Virtex-II Pro), design a low-cost ASIC replacement FPGA solution (Spartan-IIE devices), develop CPLD products (CoolRunner-II families), and release new versions of software design tools (Foundation Series ISE software) and cores of logic. We collaborated with our foundry suppliers in the development of 130 nanometer CMOS manufacturing technology, using copper interconnect and low-K dielectric. This new process technology is used by our Virtex-II Pro family, which began shipping in the fourth quarter of fiscal 2002.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2002, 2001, and 2000, our research and development expenses were $204.8 million, $213.2 million, and $123.6 million, respectively. Excluding $8.5 million and $4.5 million of non-cash deferred stock compensation associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips), research and development expenses were $196.3 million and $208.7 million in fiscal 2002 and 2001, respectively. We expect to continue to make substantial investments in research and development. We believe technical leadership is essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Marketing and Sales

We sell a substantial majority of our products through several franchised domestic and foreign distributors. We also utilize a direct sales management organization and field applications engineers (FAEs) as well as independent sales representative firms. Our independent representatives generally address larger OEM customers and act as a direct sales force, while distributors generally provide vendor managed inventory and logistics for large OEM customers and also create demand within the balance of our customer base. Our sales and customer support personnel support all channels and consult with customers about their plans, ensuring that the right solution is provided at the beginning of a customer’s project.

Avnet, Inc. and the Memec Group distribute our products worldwide and Nu Horizons Electronics and Tokyo Electron Device Limited provide additional regional sales coverage in North America and Japan, respectively. From time to time, we may add or terminate distributors as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers and provide efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors as compared to custom gate arrays, and they simplify the requirements for distributor technical support.

Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. Distributors have certain rights of return and price protection privileges on unsold product.

Backlog and Customers

As of March 31, 2002, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $140 million, after adjustments for estimated discounts. As of March 31, 2001, our backlog from OEM customers and distributor-reported backlog from end customers was $171 million, after adjustments for estimated discounts. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, end customer backlog to distributors as of any particular period may not be a reliable indicator of revenue for any future period.

No end customer accounted for more than 10% of net revenues in fiscal year 2002, 2001, or 2000. As of March 31, 2002, two distributors accounted for 48% and 30% of total accounts receivable. These two distributors also accounted for 44% and 30% of worldwide net revenues in fiscal 2002. As of March 31, 2001, two distributors accounted for 59% and 28% of total accounts receivable. These two distributors also accounted for 44% and 29% of worldwide net revenues in fiscal 2001. In fiscal 2000, two distributors accounted for 42% and 29% of worldwide net revenues. (See Note 2 of Notes to Consolidated Financial Statements in Item 8 for Concentrations of Credit Risk; also see Note 12 for geographic revenue information.)

Wafer Fabrication

We do not directly manufacture processed wafers used for our products. Presently, our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC), in Japan by Seiko Epson Corporation (Seiko) and in the U.S. in pre-production volume by International Business Machines Corporation (IBM). Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries.

Our strategy is to focus our resources on creating new integrated circuits and software design tools and on market development rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from both our main suppliers as well as other suppliers of leading-edge process technologies. As a result, we have entered into agreements with UMC, Seiko and IBM as discussed below.

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). (See Note 3 of Notes to Consolidated Financial Statements in Item 8.) We made a total cumulative investment of $107.1 million in USIC. In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a certain percentage of our original UMC shares.

In fiscal 1997, we signed a wafer purchasing agreement with Seiko. This agreement was amended in fiscal 1998 and provided for an advance payment to Seiko of $150 million. Repayment of this advance was made in the form of wafer deliveries and ended in fiscal 2001.

In fiscal 2002, we signed a Custom Sales Agreement with IBM, giving us the right to purchase wafers from IBM. Presently, we are purchasing less than five percent of our wafers from IBM.

Sort, Assembly and Test

Wafers purchased by us are sorted by the wafer foundry, independent sort subcontractors or by us. Sorted wafers are assembled by subcontractors in facilities in Asian countries. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at our San Jose, California or Dublin, Ireland facilities.

Patents and Licenses

Through March 31, 2002, we held 665 issued United States patents and we maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies, and other technologies relating to PLDs. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. There is no assurance that any such litigation would be successful. (See Legal Proceedings in Item 3 and Note 13 of Notes to Consolidated Financial Statements in Item 8.)

We have acquired various software licenses that permit us to grant object code sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

Employees

As of March 31, 2002, Xilinx had 2,611 employees compared to 2,678 at the end of the prior year, a decline of 3%. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Competition

Our PLDs compete in the logic industry, an industry which is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition, both from our primary FPGA competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice) and from new companies that may enter the traditional programmable logic market. In addition, as we enter the embedded processor and embedded multi-gigabit transceiver markets, we will encounter new competitors in the traditional large ASIC market such as Texas Instruments Incorporated, LSI Logic Corporation and NEC Corporation. We believe that important competitive factors in the programmable logic industry include:

•	product pricing;
•	product performance, reliability, power consumption, and density;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	functionality of predefined cores of logic; and
•	ability to provide timely customer service and support.

Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products. However, we cannot assure that we will be successful in achieving these strategies.

Our major sources of competition are the following:

•	providers of high-density programmable logic products characterized by FPGA-type architectures;
•
providers of high-volume and low-cost FPGAs as programmable replacements for standard cell or gate array based application specific integrated circuits (ASICs) and application specific standard products (ASSPs);

•	providers of ASICs and ASSPs who are beginning to embed incremental amounts of programmable logic within their products;
•	providers of high-speed, low-density CPLDs;
•	manufacturers of standard cell and custom gate arrays;
•	manufacturers of products with embedded processors;
•	manufacturers of products with embedded multi-gigabit transceivers;
•	providers of competitive software development tools; and
•	other providers of new or emerging programmable logic products.

We compete with high-density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high-speed implementation, quick time-to-market, and system-level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, and reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With our Spartan family, which is Xilinx’s low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than Xilinx. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility, and the ability to deliver complete solutions to customers. Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors to the logic market. We recognize that different applications require different programmable technologies, and we are developing architectures, processes, and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

We could also face competition from our licensees. Under a license from us, Lucent Technologies (Lucent) had rights to manufacture and market our XC3000 FPGA products and also to employ that technology to provide additional high-density FPGA products. In 2001, Lucent assigned its rights to Agere Systems, Inc. (Agere). Agere has subsequently sold a portion of its programmable logic business to Lattice. Under the terms of the Xilinx license grant, no rights of Agere are transferable to Lattice. Seiko has rights to manufacture some of our older products and market them in Japan and Europe, but is not currently doing so. We granted a license to use certain of our patents to Advanced Micro Devices (AMD). AMD produced certain PLDs under that license through its wholly-owned subsidiary, Vantis. In June 1999, AMD sold the Vantis subsidiary to Lattice. In conjunction with Xilinx’s settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement.

Executive Officers of the Registrant

Certain information regarding each of Xilinx’s executive officers is set forth below:

Name	Age	Position	Executive Officer Since
Willem P. Roelandts	57	President and Chief Executive Officer	1996
Kris Chellam	51	Senior Vice President, Finance and Chief Financial Officer	1998
Steven Haynes	51	Vice President, Worldwide Sales	1998
Randy Ong	52	Vice President, Worldwide Operations	1997
Richard W. Sevcik	54	Senior Vice President and General Manager	1997
Sandeep S. Vij	36	Vice President, Worldwide Marketing	2001
Evert A. Wolsheimer	47	Vice President and General Manager	1997

There are no family relationships among the executive officers of the Company. On the Board of Directors, Mr. Bernard V. Vonderschmitt, Chairman of the Board, is the brother-in-law of Dr. Frank Seiji Sanda, Director.

Willem P. “Wim” Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company’s Board of Directors. In April 1996, he was appointed to the additional position of President of the Company. Prior to joining the Company, he served at Hewlett-Packard Company, a computer manufacturer, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992.

Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998. Mr. Chellam also serves as a director of At Road Inc. (NASDAQ: ARDI)

Steven Haynes joined the Company in 1987 as the Regional Sales Manager of the Northeast region, was promoted to Area Sales Director in 1988, and was appointed Vice President, North American Sales in 1995. In November 1998, he was promoted and now holds the position of Vice President, Worldwide Sales.

Randy Ong joined the Company in 1990 as Senior Staff Engineer, and was promoted to Vice President, Worldwide Operations in 1997. He has overall responsibility for manufacturing, quality assurance, testing, reliability, and package development for Xilinx programmable logic devices. He also oversees strategic management of the Company’s semiconductor foundry and packaging suppliers.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager. He was elected to the Board of Directors of the Company in 2000. Prior to joining the Company, he worked at Hewlett-Packard Company for 10 years where, from 1994 through 1996, he served as Group General Manager of the company’s Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995, he was named Vice President at Hewlett-Packard.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing in October 1996 and to Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation, a semiconductor company, in a variety of marketing roles.

Evert A. Wolsheimer joined the Company in 1991 as Vice President, Product Technology, with responsibility for process technology, wafer foundry, assembly, reliability, and product engineering. He was promoted to Vice President and General Manager in 1997.

ITEM 2.    PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site includes adjacent buildings providing 588,000 square feet of space which we own. We purchased 87 acres of land in South San Jose near our corporate facility in February 2000. Plans for infrastructure and the future development of this land have not been finalized. In July 2000, due to the rapid anticipated growth of the Company, we purchased two adjacent buildings near downtown San Jose providing 200,000 square feet of office space. By March 2002, these buildings were renovated and are currently listed as space available for lease.

In addition, we have a 100,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland. The Irish facility is primarily used to service our customer base outside of North America. We are currently expanding our Irish facility with the addition of 128,000 square feet of research and development and final test space. We plan to complete the current facility expansion by March 2003.

We also have a 60,000 square foot facility in Boulder, Colorado and a 130,000 square foot facility in Longmont, Colorado. The Boulder facility served as the primary location for our software efforts in the areas of research and development, manufacturing and quality control until March 2002. In April 2002, our software efforts moved to our newly completed Longmont facility. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion.

We own a 45,000 square foot facility in Albuquerque, New Mexico used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for our subsidiary, RocketChips, in Ames, Iowa, Minneapolis, Minnesota, and Austin, Texas.

We also maintain North American sales offices in various locations which include the metropolitan areas of Atlanta, Chicago, Denver, Dallas, Los Angeles, Minneapolis, Philadelphia, Raleigh, San Jose, San Diego, Toronto, and Ottawa as well as international sales offices located in the metropolitan areas of London, Munich, Paris, Stockholm, Milan, Brussels, Tel Aviv, Tokyo, Osaka, Taipei, Seoul, Hong Kong, and Shanghai.

ITEM 3. LEGAL PROCEEDINGS

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the Internal Revenue Service to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002 and the Internal Revenue Service filing a cross motion for summary judgment in March 2002. It is premature to comment further on the likely outcome of any issues that have not been settled to date.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

On January 15, 2002, the Company served process against Bausch & Lomb claiming trademark infringement of the Xilinx trademark. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this new case will have a material effect on the Company’s results of operations or its financial condition.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. Xilinx believes the claims are without merit and intends to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on the Company’s results of operations or its financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Xilinx’s Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of March 31, 2002, there were approximately 1,555 shareholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 150,000.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter	$50.00	$30.38	$97.94	$55.75
Second Quarter	43.34	21.64	96.63	69.88
Third Quarter	42.41	22.80	89.63	39.00
Fourth Quarter	45.80	34.01	57.63	35.13

Our policy is to retain any earnings for use in our business. Accordingly, we have not paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our line of credit for the Ireland manufacturing facility prohibits the payment of cash dividends without prior bank approval.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data

(In thousands, except per share amounts)

	Years ended March 31,
	2002(4)	2001(3)	2000(2)	1999(1)	1998
Net revenues	$1,015,579	$1,659,358	$1,020,993	$661,983	$613,593
Operating income (loss)	(44,150)	384,053	322,192	181,974	173,868
Income (loss) before income taxes, equity in joint venture and cumulative effect of change in accounting principle	(192,954)	61,103	1,024,272	189,399	180,596
Provision for (benefit from) income taxes	(79,347)	25,845	378,006	54,925	56,728
Net income (loss)	(113,607)	35,258	652,450	102,592	126,587
Net income (loss) per share :
Basic	$(0.34)	$0.11	$2.06	$0.35	$0.43
Diluted	$(0.34)	$0.10	$1.90	$0.33	$0.40
Shares used in per share calculations:
Basic	333,556	328,196	316,724	292,843	294,963
Diluted	333,556	353,345	343,479	308,620	320,041
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively: (unaudited)
Net revenues	—	—	—	$661,983	$598,065
Net income	—	—	—	129,238	118,987
Net income per share:
Basic	—	—	—	$0.44	$0.40
Diluted	—	—	—	$0.42	$0.37

(1)	Net income includes a charge of $26,646 for the cumulative effect of change in accounting principle.
(2)	Net income includes pre-tax capital gain of $674,728 ($398,089 net of tax) from UMC/USIC merger.
(3)	Net income includes pre-tax write-down of $362,124 ($219,085 net of tax) on UMC investment.

(4)	Net loss includes pre-tax write-down of $191,852 ($116,070 net of tax) on UMC investment, $25,336 impairment loss on intangibles and other assets and lawsuit settlement gain of $19,400.

Consolidated Balance Sheet Data

(In thousands)

	March 31,
	2002	2001	2000	1999	1998
Working capital	$802,913	$751,469	$796,213	$490,512	$474,567
Total assets	2,335,360	2,502,196	2,348,639	1,070,248	941,238
Long-term debt	—	—	—	—	250,000
Stockholders’ equity	1,903,740	1,918,316	1,776,655	879,318	550,175

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The statements in this Management’s Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Factors Affecting Future Operating Results” and elsewhere in this document. Forward looking statements can often be identified by the use of forward looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words.

Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic operations. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the telecommunications, networking, computing, industrial, and consumer markets. We market our products throughout the world through a direct sales management organization, direct sales to OEMs by independent sales representative firms, and sales through several franchised domestic and foreign distributors.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical policies include: valuation of financial instruments, which impacts gains (losses) on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; and the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which impacts write-offs of goodwill and other intangibles. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Valuation of Financial Instruments

The Company’s short-term and long-term investments include investments in marketable equity and debt securities. The Company also has an equity investment in UMC, a public semiconductor wafer manufacturing company, of $380.4 million at March 31, 2002. In determining if and when a decline in market value below cost of these investments is other-than-temporary, as required by SFAS 115, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in fiscal 2002 and 2001, the market value of the Company’s UMC investment declined significantly. These declines were deemed to be other-than-temporary and losses of $191.9 million and $362.1 million, respectively, were recognized. If the slowdown in the semiconductor industry continues in fiscal 2003 or beyond, the Company may recognize additional losses on these investments.

Revenue Recognition

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers or electronic manufacturing service companies which are used by many of our key OEMs. Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms.

Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with our end customers.

Reserves for sales returns and allowances are recorded at the time of shipment.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations, and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on the Company’s gross margins. The Company’s standard cost revision policy is to continuously review and monitor our standard costs based on current manufacturing costs. The Company’s excess and obsolescence reserve policy is generally to reserve inventory in excess of nine months of forecasted demand. During fiscal 2002 and 2001, we had significant write-downs of inventory due to a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown as well as a significant standards revision resulting from lower manufacturing costs. The Company’s reserve policy on new products is to reserve all inventory at standard cost until the devices are production released.

Long-Lived Assets Including Goodwill

We will adopt Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on March 31, 2002. Accordingly, we will no longer amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles. Consequently, we expect amortization of intangibles to be approximately $15.3 million for fiscal 2003, down from $49.0 million of amortization of goodwill and other acquisition related intangibles in fiscal 2002.

In conjunction with the implementation of the new accounting rules for goodwill, effective March 31, 2002, the first day of the Company’s new fiscal year, we completed a goodwill impairment review for the RocketChips acquisition, which represents the Company’s only goodwill, and found no impairment. At March 31, 2002, the unamortized balance of goodwill was $100.7 million. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of future market share and revenues and costs for these groups as well as appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the telecommunications businesses fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

We evaluate the carrying value of certain long-lived assets and acquired intangible assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values. When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Impairment evaluations require management estimates in the forecast of future operating results that are used in the preparation of expected future undiscounted cash flows. Actual future cash flows and remaining economic lives could differ from management’s estimates used to assess the recoverability of these assets. This could require additional impairment charges.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We will adopt this standard beginning March 31, 2002. We do not believe the adoption of SFAS 144 will have a material effect on our financial statements.

Results of Operations

Net Revenues

(In thousands)	2002	Change	2001	Change	2000
Net revenues	$1,015,579	(38.8%)	$1,659,358	62.5%	$1,020,993

We classify our product offerings into four categories by semiconductor manufacturing process technology: advanced products, mainstream products, base products and support products. These four product categories are adjusted on a regular basis to accommodate advances in our process technology. The most recent adjustment was on April 1, 2001. Advanced products include our newest technologies manufactured on 0.18-micron and smaller process technologies, which include the Spartan-II, Spartan-IIE, Virtex-E, Virtex-II, Virtex-II Pro, and CoolRunner-II product lines. Mainstream products are currently manufactured on 0.22 to 0.35-micron process technologies and include the Virtex, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL and CoolRunner product lines. Base products consist of our mature product families that are currently manufactured on process technologies of 0.5-micron and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan families. Our Support products make up the remainder of our product offerings and include configuration solutions (serial proms), software, IP cores, design services and support.

Xilinx’s net revenues decreased 38.8% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to an industry wide recession. The 62.5% increase in fiscal 2001 over 2000 was primarily due to the significant growth in Spartan and Virtex product lines and in general a very strong semiconductor industry. Net revenue growth slowed substantially in the fourth quarter of fiscal 2001 due to decelerating bookings and order cancellations resulting from a softening economy and increased inventory levels experienced at a broad base of our customers, particularly in the telecommunications sector.

Advanced products represented 37.5% and 17.8% of total net revenues in fiscal 2002 and 2001. The percentage increase in revenues of Advanced products was due to the introduction and strong market acceptance of Virtex-II and Spartan-II products across a broad base of sectors. Mainstream and Base products represented 55.3% of total net revenues in fiscal 2002 and 74.8% in fiscal 2001. Mainstream and Base products saw the largest revenue decline in the Virtex, 4000XL and 4000XLA product families due to the combination of weak demand, excess inventories at end customers, and customer migration to newer product offerings. Support products represented 7.2% and 7.4% of total net revenues in fiscal 2002 and 2001, respectively, with the vast majority of the revenue being configuration solutions (serial proms) with the remainder coming from software, IP cores, design services and support. No end customer accounted for more than 10% of revenues in fiscal 2002, 2001 or 2000. Net revenues by technology for the years ended March 31, 2002, 2001 and 2000 were as follows:

(in millions)	2002	%	2001	%	2000	%
Advanced products	$380.5	37.5	$294.7	17.8	$9.0	0.9
Mainstream products	354.6	34.9	766.7	46.2	429.6	42.1
Base products	207.3	20.4	474.4	28.6	490.1	48.0
Support products	73.2	7.2	123.6	7.4	92.3	9.0

Total net revenues	$1,015.6	100.0	$1,659.4	100.0	$1,021.0	100.0

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins. Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost. We have historically been able to offset much of the revenue decline of our mature technologies with increased revenues from newer technologies, although no assurance can be given that we can continue to do so in the future.

Net revenues by geography for the years ended March 31, 2002, 2001, and 2000 were as follows:

(in millions)	2002	%	2001	%	2000	%
North America	$524.2	51.6	$1,028.2	62.0	$681.0	66.7
Europe	235.9	23.2	334.0	20.1	201.8	19.8
Japan	130.6	12.9	163.6	9.9	82.6	8.1
Asia Pacific/Rest of World	124.9	12.3	133.6	8.0	55.6	5.4

Total net revenues	$1,015.6	100.0	$1,659.4	100.0	$1,021.0	100.0

International revenues represented approximately 48%, 38%, and 33% of total net revenues for fiscal years 2002, 2001, and 2000, respectively. Europe, Japan, and Asia Pacific/Rest of World all experienced revenue decreases in fiscal 2002 as compared to fiscal 2001 due to the industry wide global recession that particularly affected the telecommunications sector.

Gross Margin

(In thousands)	2002	Change	2001	Change	2000
Gross margin	$457,695	(53.3%)	$979,956	53.9%	$636,955
Percentage of net revenues	45.1%		59.1%		62.4%

The significant decrease in gross margin percentages in fiscal 2002 compared to 2001 resulted from a write-down of inventories during the second quarter of fiscal 2002 and from product mix shifts away from Mainstream and Base products that generate higher margins. The inventory write-down related primarily to the Virtex and Virtex-E product families and was based on a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown as well as a significant standards revision resulting from lower manufacturing costs. Advanced products represented 37.5% of total net revenues in fiscal 2002, while they were only 17.8% in fiscal 2001. As the demand for our products shifts away from the older, more profitable product families, gross margin could come under further pressure. Margins for the Advanced products (Virtex-E, Virtex-II product families as well as Spartan-II products) are below our more mature Base and Mainstream product families, as the products have not yet achieved optimal manufacturing volumes, costs and yields. During fiscal 2001, our gross margin percentage decreased from the prior year primarily due to the write-down for inventory in excess of the demand and backlog due to a slowdown in business during the fourth quarter of fiscal 2001. In addition, the gross margin percentage decreased in fiscal 2001 from the prior year due to lower margin new products such as Spartan-II and Virtex-E and the decline in revenue of our older more profitable product families.

Research and Development

(In thousands)	2002	Change	2001	Change	2000
Research and development	$204,752	(4.0%)	$213,195	72.5%	$123,584
Percentage of net revenues	20.2%		12.8%		12.1%

Research and development expenses were $204.8 million, $213.2 million, and $123.6 million for fiscal 2002, 2001, and 2000, respectively. Research and development expenses for fiscal 2002 and 2001 include non-cash deferred stock compensation of $8.5 million and $4.5 million, respectively, associated with the November 2000 acquisition of RocketChips (See Note 14 of Notes to Consolidated Financial Statements.) Excluding RocketChips’ deferred stock compensation, research and development expenses were $196.3 million and $208.7 million for fiscal 2002 and 2001, respectively. The decrease in research and development expenses from fiscal 2001 to 2002 was related to reduction of some projects, reduction in outside services, and employee related expenses. The increase in research and development expenses from fiscal 2000 to 2001 was related to designing new complex and high density devices, development of advanced process technologies, increased labor-related costs associated with the development of new products along with increased labor costs associated with the acquisition of RocketChips. We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic marketplace. Through March 31, 2002, we held 665 issued U.S. patents and we maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies, and other technologies relating to PLDs.

Sales, General and Administrative

(In thousands)	2002	Change	2001	Change	2000
Sales, general and administrative	$228,759	(16.5%)	$274,093	46.9%	$186,619
Percentage of net revenues	22.5%		16.5%		18.3%

Sales, general and administrative expenses for the year ended March 31, 2002 were $228.8 million, or 22.5% of net revenues, compared to $274.1 million, or 16.5% of net revenues in fiscal 2001 and $186.6 million, or 18.3% of net revenues in fiscal 2000. The 16.5% decrease in sales, general and administrative expenses in fiscal 2002 was primarily attributable to lower commissions and marketing expenses as well as a reduction in employee related expenses such as salaries, staff development and travel. The 46.9% increase in sales, general and administrative expenses in fiscal 2001 was primarily attributable to increased personnel and facilities expenses, increased advertising and promotional expenditures, increased outside sales commissions and sales incentives on higher revenues and legal expenses. We remain committed to controlling our sales, general and administrative expenses.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles of $43.0 million and $17.9 million for fiscal 2002 and 2001, respectively, relates to the November 2000 acquisition of RocketChips. An additional $3.6 million, $8.3 million and $3.7 million of intangibles amortization related to other technology acquisitions is included in cost of revenues and $2.4 million, $4.3 million and $2.1 million is included in research and development expenses for 2002, 2001 and 2000, respectively.

Remaining goodwill and acquired intangibles continued to be amortized through fiscal year 2002 using an estimated useful life of four to seven years. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Beginning in fiscal 2003, goodwill will no longer be amortized, but will instead be subject to periodic impairment tests.

Impairment Loss on Intangible Assets and Equipment

We evaluate the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of testing equipment, goodwill, acquired technology, patents, and other intangible assets, recorded on the balance sheet, in accordance with SFAS 121 on a quarterly basis. SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying values of such assets exceed the fair values. When we have indicators of impairment, we review our long-lived assets and acquired intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

We recognized an impairment loss on intangible assets and equipment of $25.3 million during the second quarter of fiscal 2002 consisting of the following items. Due to the significant economic downturn in the PLD market, we recorded impairment charges of $14.9 million relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during the past two years. In conjunction with a decline in demand and migration to new test platforms, we also recorded an impairment loss of $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth. The discount rate applied to these cash flows was based on the weighted average cost of capital, using comparable guideline companies. Due to the fact that the carrying amount of these assets will not be recoverable, these charges were taken in accordance with SFAS 121.

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of RocketChips in fiscal 2001, approximately $90.7 million of in-process research and development costs were written off. In fiscal 2000, in connection with the acquisition of Philips Semiconductors’ line of low-power CPLDs, approximately $4.6 million was written off for the research and development project in process. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects had identifiable technological risk factors that indicated that even though successful completion was expected, it was not assured. If an identified project is not successfully completed there is no alternative future use for the project and the expected future income will not be realized. The acquired in-process research and development represented the appraised value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. (See Note 14 of Notes to Consolidated Financial Statements.)

Capital Gain from Merger of USIC with UMC

In January 2000, United Silicon Inc. (USIC) was merged into United Microelectronics Corp (UMC) and our equity position in USIC was converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000 as a result of the merger. The gain represented the appreciation of our investment in USIC. As a result of this merger, we received approximately 222 million UMC shares, which represent approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend that increased our investment holdings in UMC to approximately 266 million shares. In July 2001, we received a 15% stock dividend that increased our investment holdings to approximately 306 million shares. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a certain percentage of our original UMC shares. If our holdings fall below that percentage, our wafer capacity rights would be prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004.

UMC Investment Valuation

Due to the weakness in the semiconductor industry, the value of our UMC shares declined to $430.9 million as of March 31, 2001. The downturn in the semiconductor industry and the economy in general, was more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the fourth quarter of fiscal 2001 we recognized a pre-tax write-down of $362.1 million ($219.1 million net of tax).

The value of our UMC shares declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 we recognized a pre-tax write-down of $191.9 million ($116.1 million net of tax) to reflect this other-than-temporary decline in market value. The value of our unrestricted UMC shares increased in value by $141.4 million during the third and fourth quarters of fiscal 2002, increasing the total value of our UMC investment to $380.4 million as of March 31, 2002. Under the provisions of SFAS 115, we increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $55.8 million and increased accumulated other comprehensive income by $85.6 million. We will continue to re-evaluate the UMC investment quarterly to determine whether there are incremental other-than-temporary impairments. Temporary decreases or increases in the value of the UMC unrestricted investment, if any, will be recorded in accumulated other comprehensive income (loss). In addition, in future periods, we may recognize a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC stock.

Altera Corporation Lawsuit Settlement

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and executed agreements not to sue under any patent for at least five years. During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs of $0.6 million.

Interest Income and Other, Net

(In thousands)	2002	Change	2001	Change	2000
Interest income and other, net	$23,705	(39.6%)	$39,339	43.2%	$27,361
Percentage of net revenues	2.3%		2.4%		2.7%

Interest income and other, net was $23.7 million, or 2.3% of net revenues in fiscal 2002 compared to $39.3 million, or 2.4% of net revenues in fiscal 2001 and $27.4 million, or 2.7% of net revenues in fiscal 2000. The decrease from fiscal 2001 to 2002 was primarily due to lower interest rates in fiscal 2002 as compared to 2001. The amount of interest income and other, net in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, and foreign currency exchange rates. For fiscal 2001, interest income and other, net included a pre-tax gain on one of our investments of $4.5 million due to acquisition by a public company. Excluding this gain, net interest and other income was $34.6 million, or 2.1% of sales. Excluding this gain, the dollar increase from fiscal year 2000 to 2001 was primarily due to an increase in the interest income related to higher interest rates offset by foreign exchange losses due to the weaker Japanese Yen in fiscal 2001 compared to fiscal 2000.

Provision for (Benefit from) Income Taxes

(In thousands)	2002	Change	2001	Change	2000
Provision for (benefit from) taxes on income	$(79,347)	N/A	$25,845	(93.2%)	$378,006
Effective tax rate	41.1%		42.3%		36.9%

The effective tax rates for fiscal years 2002, 2001, and 2000 were 41.1%, 42.3% and 36.9% respectively. The effective tax rates in all years reflect the impact of foreign income/loss at different rates and tax credits earned in the U.S. Fiscal years 2002 and 2001 were also impacted by non-deductible acquisition related amortization.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the Internal Revenue Service to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002 and the Internal Revenue Service filed a cross motion for summary judgment in March 2002. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

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

Inflation

To date, the effects of inflation on our financial results have not been significant. We cannot assure, however, that inflation will not affect us materially in the future.

Financial Condition, Liquidity and Capital Resources

We have used a combination of cash flow from operations and equity financing to support ongoing business activities, acquire critical technologies and make investments in complementary technologies, purchase facilities and capital equipment, purchase securities, repurchase our common stock under our stock repurchase program and finance inventory and accounts receivable. Additionally, our investment in UMC is available for future sale, subject to restrictions.

Cash, Cash Equivalents and Short-term Investments

During fiscal 2002, we generated cash flow of $280.9 million from operating activities and used $217.7 million in investing activities and $41.5 million in financing activities. Investing activities during fiscal 2002 included $122.8 million of net purchases of investments and $94.9 million of expenditures for property, plant and equipment. Financing activities during fiscal 2002 included an increase of $84.1 million from issuance of common stock and sales of put options, offset by $125.6 million of stock buyback.

During fiscal 2001, we generated cash flow of $377.3 million from operating activities, $44.7 million from investing activities, and consumed $298.8 million in financing activities. Investing activities during fiscal 2001 included $263.1 million of net proceeds from sales and purchases of investments, $4.2 million cash obtained from acquisition of Rocketchips, offset by $222.7 million of expenditures for property, plant and equipment. Financing activities during fiscal 2001 included an increase of $104.0 million from issuance of common stock and sales of put options, offset by $402.8 million of stock buyback.

Receivables

Receivables decreased 14.1% from $172.8 million at the end of fiscal 2001 to $148.4 million at the end of fiscal 2002. The decrease was primarily attributable to the decreased level of revenue.

Inventories

Inventories decreased from $342.5 million at March 2001 to $79.3 million at March 2002 due to the decreased level of revenue and corresponding minimal purchases of inventory. In fiscal 2002, we wrote down inventories due to a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown as well as a significant standards revision resulting from lower manufacturing costs. Given the cyclicality of the market and the obsolescence in technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. Backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on our financial position and results of operations.

We attempt to maintain sufficient levels of inventory in various product, package and speed configurations to meet forecasted customer demand. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment

During 2002, we invested $94.9 million in property, plant and equipment compared to $222.7 million in 2001. Primary investments in fiscal 2002 were for building purchases, software and semiconductor design tools, test equipment at each of our test locations, and workstations and network infrastructure.

Current Liabilities

Current liabilities decreased from $350.4 million at the end of fiscal 2001 to $195.8 million at the end of fiscal 2002. The decrease was primarily attributable to the decrease in accounts payable and deferred income on shipments to distributors. The decrease in accounts payable was a result of lower business activity and the decrease in deferred income on shipments to distributors was due to decreased inventory levels at distributors, due to lower shipments in fiscal 2002 compared to fiscal 2001.

Line of Credit

We have a $6.2 million credit facility to meet occasional working capital requirements for our Ireland facility. At March 31, 2002, no borrowings were outstanding under this line of credit. (See Note 4 of Notes to Consolidated Financial Statements.)

Stockholders’ Equity

Stockholders’ equity decreased by $14.6 million in fiscal 2002 to $1,903.7 million. The decrease was attributable to the $113.6 million net loss and the acquisition of treasury stock and cumulative translation adjustment totaling $126.7 million. The decrease was partially offset by the $80.2 million of proceeds from the issuance of common stock under employee stock plans, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $52.4 million, $79.2 million from unrealized gains on available-for-sale securities, $10.9 million in deferred compensation primarily related to the RocketChips’ acquisition and $3.0 million related to the sale of put options.

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003	$3,897
2004	2,910
2005	2,408
2006	1,887
2007	1,382
Thereafter	3,460

$15,944

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

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•	limited visibility of demand for products;
•	increased dependence on turns orders (orders received and shipped within the same fiscal quarter);
•	erosion of average selling prices;
•	shift in product mix could negatively impact gross margins;
•	excess inventory within the supply chain;
•	reduced capital spending by telecommunications service providers;
•	overbuilding of original equipment manufacturers (OEM) products, including communication infrastructure;
•	further deterioration in demand could lead to further excess and obsolete inventories and corresponding write-downs;
•	reduction in volumes could cause lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements;
•	a prolonged global economic recession could impact demand negatively for our products;
•	a faster than expected increase in demand could result in a shortage of capacity at our wafer providers; and
•	an extended increase in demand could lengthen cycle times and result in higher than anticipated inventory requirements.

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others). In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers’ products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand causes them to slow orders of our products, thereby increasing dependence on turns orders. Changes in our product mix could adversely affect gross margins. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. An increase in demand could result in longer lead times causing delays in customer production schedules. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. For example, the recent overbuilding in the telecommunications industry resulted in a reduction in capital spending causing a slowdown in orders for our products. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial fluctuations in future operating results.

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent weakness of the Euro and Yen against the Dollar had no material impact to our business, continued weakness could lead to adverse conditions from our European and Japanese customers. Customers may face reduced access to capital and exchange rate fluctuations may adversely affect their ability to purchase our products. In addition, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers’ ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments, such as the terrorist attacks on September 11, 2001 and their aftermath, could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

Potential Effect of Changes to Current Export/Import Laws and Regulations

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

Volatility of the Securities of High Technology Companies

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corp (Seiko) and in the U.S. by International Business Machines Corporation (IBM). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries and others to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

UMC’s foundries in Taiwan and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our or our suppliers’ operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in Asia to provide semiconductor assembly services. Any prolonged inability to obtain wafers or assembly services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;
•	ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as to circuit geometries smaller than 0.13 micron;
•	achieving acceptable yields;
•	ability to obtain adequate product production from our wafer foundries and assembly subcontractors;
•	ability to obtain advanced packaging;
•	availability of supporting software design tools;
•	utilization of predefined cores of logic;
•	industry acceptance; and
•	successful deployment of systems by our customers.

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

Competition

See “Competition” in Part I.

Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot assure that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright, and other intellectual property rights to technologies that are important to us. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Euro Currency

Beginning in 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their common legal currency. During the three-year transition, the Euro was available for non-cash transactions and legacy currencies remained legal tender. In January 2002, the Euro replaced the sovereign currencies of the member countries. The conversion process did not have a material adverse impact on our operations and systems. However, we are continuing to assess the Euro’s impact on our business.

Litigation

We are currently engaged in several legal matters. See “Legal Proceedings” in Part I.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper, and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in interest rates would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $5 million.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars. Sales to Japanese distributors were denominated in yen until July 1, 2001. Our purchases of processed silicon wafers from Japanese foundries were primarily denominated in U.S. dollars for all years presented. During the time our transactions with Japanese distributors were denominated in yen, we entered into forward currency exchange contracts to reduce financial market risks. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment had been attained, were deferred and included in the basis of the transaction in the same period that the underlying transactions were settled. Gains and losses on any instruments not meeting the above criteria were recognized in income in the current period. Effective July 1, 2001, we converted all Japanese customers to U.S. dollar invoicing and therefore we expect to have minimal yen currency exposure in the future.

We are expanding our Ireland facility and we have two outstanding forward currency exchange contracts against the Euro. The total value of these contracts is approximately U.S. $3.4 million. The two contracts expired between April and May 2002. We anticipate purchasing additional Euro forward contracts to reduce exposures as construction commitments increase.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(In thousands, except per share amounts)	2002	2001	2000

Net revenues	$1,015,579	$1,659,358	$1,020,993
Costs and expenses:
Cost of revenues	557,884	679,402	384,038
Research and development	204,752	213,195	123,584
Sales, general and administrative	228,759	274,093	186,619
Amortization of goodwill and other intangibles	42,998	17,915	—
Impairment loss on intangible assets and equipment	25,336	—	—
Write-off of acquired in-process research and development	—	90,700	4,560

Total operating costs and expenses	1,059,729	1,275,305	698,801

Operating income (loss)	(44,150)	384,053	322,192

Capital gain from merger of United Silicon Inc. with United Microelectronics Corp	—	—	674,728
Write-down of the United Microelectronics Corp investment	(191,852)	(362,124)	—
Altera lawsuit settlement	19,400	—	—
Interest income and other, net	23,705	39,339	27,361
Interest expense	(57)	(165)	(9)

Income (loss) before provision for (benefit from) taxes on income and equity in income of joint venture	(192,954)	61,103	1,024,272
Provision for (benefit from) taxes on income	(79,347)	25,845	378,006

Income (loss) before equity in income of joint venture	(113,607)	35,258	646,266
Equity in income of joint venture	—	—	6,184

Net income (loss)	$(113,607)	$35,258	$652,450

Net income (loss) per share:
Basic	$(0.34)	$0.11	$2.06

Diluted	$(0.34)	$0.10	$1.90

Shares used in per share calculations:
Basic	333,556	328,196	316,724

Diluted	333,556	353,345	343,479

See accompanying notes

XILINX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$230,336	$208,693
Short-term investments	279,381	162,091
Accounts receivable, net of allowances for doubtful accounts, customer returns and pricing adjustments of $13,375 and $14,975 in 2002 and 2001, respectively	148,432	172,768
Inventories	79,289	342,453
Deferred income taxes	142,026	151,530
Prepaid expenses and other current assets	119,289	64,344

Total current assets	998,753	1,101,879

Property, plant and equipment, at cost:
Land	86,291	86,742
Buildings	289,919	218,234
Machinery and equipment	233,047	222,687
Furniture and fixtures	37,530	26,961

	646,787	554,624
Accumulated depreciation and amortization	(197,017)	(137,448)

Net property, plant and equipment	449,770	417,176

Long-term investments	289,727	288,972
Investment in United Microelectronics Corp.	380,362	430,894
Intangible assets, less accumulated amortization of $96,017 and $41,863 in 2002 and 2001, respectively	134,674	198,611
Other assets	82,074	64,664

Total Assets	$2,335,360	$2,502,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,731	$104,674
Accrued payroll and related liabilities	33,883	28,776
Income taxes payable	37,897	62,443
Deferred income on shipments to distributors	69,781	130,501
Other accrued liabilities	17,548	24,016

Total current liabilities	195,840	350,410

Deferred tax liabilities	235,780	233,470
Commitments and contingencies
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 336,188 shares issued and outstanding at March 31, 2002; 331,140 shares issued and outstanding at March 31, 2001	3,361	3,311
Additional paid-in capital	719,747	725,626
Retained earnings	1,107,281	1,257,083
Treasury stock, at cost	(8,197)	(70,584)
Accumulated other comprehensive income	81,548	2,880

Total stockholders’ equity	1,903,740	1,918,316

	$2,335,360	$2,502,196

See accompanying notes

XILINX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(In thousands)	2002	2001	2000
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$(113,607)	$35,258	$652,450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,097	80,755	40,889
Amortization of deferred compensation	10,981	4,465	—
Net (gain) loss on sale of available-for-sale securities	(9,572)	(7,380)	1,600
Impairment loss on intangible assets	14,925	—	—
Impairment loss on equipment	10,411	—	—
Other-than-temporary loss on investments	4,322	2,046	—
Write-off of acquired in-process research and development	—	90,700	4,560
Write-down (gain) related to United Microelectronics Corp investment	191,852	362,124	(674,728)
Provision for deferred income taxes	(1,403)	(154,350)	254,444
Undistributed earnings of joint venture	—	—	(6,184)
Changes in assets and liabilities:
Accounts receivable	24,336	(37,720)	(68,578)
Inventories	245,943	(186,708)	2,160
Prepaid expenses and other current assets	(39,550)	6,387	(31,201)
Deferred income taxes	10,906	145,340	22,537
Other assets	(20,076)	(53,070)	(13,540)
Accounts payable	(67,943)	44,244	33,035
Accrued liabilities	(1,031)	3,592	13,054
Income taxes payable	(77,378)	(132,939)	(30,824)
Tax benefit from exercise of stock options	52,401	159,025	112,143
Deferred income on shipments to distributors	(60,720)	15,498	29,293

Total adjustments	394,501	342,009	(311,340)

Net cash provided by operating activities	280,894	377,267	341,110

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,085,053)	(2,389,366)	(2,506,365)
Proceeds from sale or maturity of available-for-sale securities	962,207	2,652,456	2,240,293
Proceeds from maturity of held-to-maturity securities	—	—	34,358
Purchases of property, plant and equipment	(94,883)	(222,670)	(143,746)
Assets obtained (purchased) with acquisitions	—	4,243	(22,750)

Net cash provided by (used in) investing activities	(217,729)	44,663	(398,210)

Cash flows from financing activities:
Acquisition of treasury stock	(125,580)	(402,796)	(5,289)
Proceeds from issuance of common stock	81,088	81,802	84,315
Proceeds from sale of put options	2,970	22,209	10,038

Net cash provided by (used in) financing activities	(41,522)	(298,785)	89,064

Net increase in cash and cash equivalents	21,643	123,145	31,964
Cash and cash equivalents at beginning of year	208,693	85,548	53,584

Cash and cash equivalents at end of year	$230,336	$208,693	$85,548

Schedule of non-cash transactions:
Issuance of treasury stock under employee stock plans	$188,575	$332,212	$10,400

Supplemental disclosures of cash flow information:
Income taxes paid	$13,865	$7,691	$11,881
Interest paid	$57	$165	$9

See accompanying notes

XILINX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three years ended March 31, 2002
	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at March 31, 1999	312,486	$3,124	$291,669	$607,060	$(5,112)	$(17,423)	$879,318
Components of comprehensive income:
Net income	—	—	—	652,450	—	—	652,450
Unrealized gain on available-for-sale securities, net of taxes of $18,313	—	—	—	—	—	26,073	26,073
Cumulative translation adjustment	—	—	—	—	—	17,606	17,606

Total comprehensive income							696,129

Issuance of common shares under employee stock plans	13,272	131	84,184	—	—	—	84,315
Acquisition of treasury stock	(246)	—	—	—	(5,288)	—	(5,288)
Issuance of treasury stock under employee stock plans	—	—	(10,400)	—	10,400	—	—
Put option premiums	—	—	10,038	—	—	—	10,038
Tax benefit from exercise of stock options	—	—	112,143	—	—	—	112,143

Balance at March 31, 2000	325,512	3,255	487,634	1,259,510	—	26,256	1,776,655
Components of comprehensive income:
Net income	—	—	—	35,258	—	—	35,258
Unrealized loss on available-for-sale securities, net of tax benefit of $2,316	—	—	—	—	—	(22,831)	(22,831)
Cumulative translation adjustment	—	—	—	—	—	(545)	(545)

Total comprehensive income							11,882

Issuance of common shares under employee stock plans	9,382	93	82,737	—	—	—	82,830
Acquisition of treasury stock	(6,373)	(63)	—	—	(402,797)	—	(402,860)
Issuance of treasury stock under employee stock plans	—	—	(294,528)	(37,685)	332,213	—	—
Issuance of shares for RocketChips	2,619	26	288,322	—	—	—	288,348
Put option premiums	—	—	22,209	—	—	—	22,209
Deferred compensation-RocketChips	—	—	(19,773)	—	—	—	(19,773)
Tax benefit from exercise of stock options	—	—	159,025	—	—	—	159,025

Balance at March 31, 2001	331,140	3,311	725,626	1,257,083	(70,584)	2,880	1,918,316
Components of comprehensive loss:
Net loss	—	—	—	(113,607)	—	—	(113,607)
Unrealized gain on available-for-sale securities, net of taxes of $57,458	—	—	—	—	—	79,180	79,180
Cumulative translation adjustment	—	—	—	—	—	(512)	(512)

Total comprehensive loss							(34,939)

Issuance of common shares under employee stock plans	7,022	70	80,148	—	—	—	80,218
Acquisition of treasury stock	(2,161)	(22)	—	—	(126,188)	—	(126,210)
Issuance of treasury stock under employee stock plans	—	—	(152,380)	(36,195)	188,575	—	—
Issuance of shares for RocketChips	187	2	—	—	—	—	2
Put option premiums	—	—	2,970	—	—	—	2,970
Deferred compensation-RocketChips	—	—	8,483	—	—	—	8,483
Deferred compensation-other	—	—	2,499	—	—	—	2,499
Tax benefit from exercise of stock options	—	—	52,401	—	—	—	52,401

Balance at March 31, 2002	336,188	$3,361	$719,747	$1,107,281	$(8,197)	$81,548	$1,903,740

See accompanying notes

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture our products are obtained from independent wafer manufacturers located in Taiwan, Japan and the United States. We are dependent on these foundries to produce and deliver wafers on a timely basis. We are also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly services. Xilinx is a global company with manufacturing and test facilities in the United States and Ireland and sales offices throughout the world. We derive approximately one-half of our revenues from international sales, primarily in Europe and Japan.

Note 2.    Summary of Significant Accounting Policies and Concentrations of Credit Risk

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and our wholly owned subsidiaries after elimination of all significant intercompany transactions. Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement captions. Fiscal 2002 was a 52-week year ended on March 30, 2002. Fiscal 2001 was a 52-week year ended on March 31, 2001 and Fiscal 2000 was a 52-week year ended on April 1, 2000.

Certain amounts from the prior years have been reclassified to conform to the current year presentation.

Cash Equivalents and Investments

Cash and cash equivalents consist of cash on deposit with banks and investments in money market instruments. Short-term investments consist of tax-advantaged municipal bonds, commercial paper, and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date. Long-term investments consist of equity investments, U.S. Treasury notes, government agency bonds and tax-advantaged municipal bonds with maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. We invest our cash, cash equivalents, short-term and long-term investments through various banks and investment banking and asset management institutions. This diversification of risk is consistent with our policy to maintain liquidity and ensure our ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non U.S. based issuers. All investments are made pursuant to the corporate investment policy guidelines. Investments include commercial paper, Euro bonds, Euro floaters and offshore money market funds.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when we have the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at March 31, 2002 or 2001. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method. The restricted portion of our investment in UMC is accounted for as a cost method investment. (See Note 3).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 2002 and 2001:

(In thousands)	2002	2001
Raw materials	$10,962	$26,245
Work-in-process	46,837	249,348
Finished goods	21,490	66,860

	$79,289	$342,453

Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, we write down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on the Company’s gross margins. Our standard cost revision policy is to continuously review and monitor our standard costs based on current manufacturing costs. Our excess and obsolescence reserve policy is generally to reserve inventory in excess of nine months of forecasted demand. During fiscal 2002 and 2001, we had significant write-downs of inventory due to a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown as well as a significant standards revision resulting from lower manufacturing costs. Our reserve policy on new products is to reserve all inventory at standard cost until the devices are production released.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of two to five years for machinery, equipment, furniture and fixtures and up to thirty years for buildings. Depreciation expenses totaled $51.7 million, $46.4 million, and $33.7 million for fiscal year 2002, 2001, and 2000, respectively.

Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

We evaluate the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value.

Revenue Recognition

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers or electronic manufacturing service companies which are used by many of our OEMs. Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms.

Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with our end customers.

Reserves for sales returns and allowances are recorded at the time of shipment.

Foreign Currency Translation

The U.S. dollar is the functional currency for our Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in “Interest income and other, net.” The functional currency is the local currency for each of our other foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income in stockholders’ equity.

Derivative Financial Instruments

As part of our ongoing asset and liability management activities, we periodically enter into financial arrangements to reduce financial market risks. We may use derivative financial instruments to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. We do not enter into derivative financial instruments for trading or speculative purposes.

On April 1, 2001 we adopted Financial Accounting Standards Board FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. SFAS 133 did not have a material impact on the date of adoption and did not result in a cumulative transition adjustment. As of and for the year ended March 31, 2002, the use of derivative financial instruments was not material to our results of operations or our financial position.

Employee Stock Plans

We account for our stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In addition, we disclose pro forma information related to our stock plans according to SFAS No. 123 “Accounting for Stock-Based Compensation”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of tangible and intangible assets, inventory write-downs, allowances for doubtful accounts, pricing adjustments, customer returns, potential reserves relating to litigation matters as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. We are required to adopt SFAS 141 and SFAS 142 at the beginning of fiscal 2003. During the year ended March 31, 2002, we recognized goodwill amortization totaling approximately $30 million. At March 31, 2002, the unamortized balance of goodwill was $100.7 million. There will be no amortization of remaining goodwill effective March 31, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held and used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be “held for sale.” SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of income but broadens that presentation to include a component of an entity (rather than a segment of a business). We will adopt SFAS 144 at the beginning of fiscal 2003. We do not believe the adoption of SFAS 144 will have a material impact on our operating results or financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We will adopt this new release effective as of March 31, 2002 and do not expect that the adoption of EITF Issue No. 01-09 will have a material impact on our total net revenues.

Concentrations of Credit Risk

We are subject to concentrations of credit risk primarily in our trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the balance sheet. We attempt to mitigate the concentration of credit risk in our trade receivables through our credit evaluation process, collection terms, sales to diverse end customers and through geographical dispersion of sales. We generally do not require collateral for receivables from our end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned. Bad debt write-offs have been within management’s expectations for all years presented.

No end customer accounted for more than 10% of net revenues in fiscal 2002, 2001, or 2000.

As of March 31, 2002, two distributors accounted for 48% and 30% of total accounts receivable. These two distributors also accounted for 44% and 30% of worldwide net revenues in fiscal 2002. As of March 31, 2001, two distributors accounted for 59% and 28% of total accounts receivable. These two distributors also accounted for 44% and 29% of worldwide net revenues in fiscal 2001. In fiscal 2000, two distributors accounted for 42% and 29% of worldwide net revenues. We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

We mitigate concentrations of credit risk in our investments in debt securities by investing more than 90% of our portfolio in AA or better grade securities as rated by Standard & Poor’s. Additionally, we limit our investments in the debt securities of a single issuer and attempt to further mitigate credit risk by diversifying risk across geographies and type of issuer. At March 31, 2002, 68% and 32% of our investments in debt securities were domestic and foreign, respectively, and 44% of our investments in debt securities were issued by corporate entities and 56% by government agencies and municipalities.

Note 3.    Joint Venture

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. We had a 20% equity ownership in USIC and had the right to receive up to 31.25% of the wafer capacity from this facility. We accounted for this investment using the equity method of accounting with a one-month lag in recording our share of results for the entity. In fiscal 2000, net gains were generated as USIC entered volume wafer production and shipment.

In January 2000, USIC merged into UMC and our equity position in USIC converted into shares of UMC which are publicly traded on the Taiwan Stock Exchange. We recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in our fiscal 2000 fourth quarter as a result of the merger of USIC into UMC. The gain represented the appreciation of our investment in USIC. As a result of this merger, we owned approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group. In July 2000, we received a 20% stock dividend, which increased our investment holdings in UMC to approximately 266 million shares. In July 2001, we received a 15% stock dividend that increased our investment holdings to approximately 306 million shares. We retain equivalent wafer capacity rights in UMC as we previously had in USIC, as long as we retain a certain percentage of our original UMC shares. If our holdings fall below the specified level, our wafer capacity rights would be decreased prorated by the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These regulatory restrictions will gradually expire between July 2000 and January 2004. At

March 31, 2002 and 2001, the restricted portion of our UMC investment totaled $86.6 million and $179.5 million, respectively.

The Company accounts for the portion (approximately 77% at March 31, 2002) of its investment in UMC that becomes unrestricted within twelve months as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 23% of the Company’s holdings at March 31, 2002) is accounted for as a cost method investment.

The value of our UMC shares declined to $430.9 million as of March 31, 2001. Based on the facts and circumstances known at the time, we believed that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the fourth quarter of fiscal 2001 we recognized a pre-tax other-than-temporary impairment of our investment in UMC of $362.1 million.

The fair value of our UMC shares had declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the economy, in general and in the technology sector in particular, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 we recognized an additional pre-tax other-than-temporary impairment of our investment in UMC of $191.9 million to reflect this other-than-temporary decline in market value. The fair value of our unrestricted UMC shares increased by $122.8 million during the third quarter and $18.6 million during the fourth quarter of fiscal 2002, increasing the total value of our UMC investment to $380.4 million at March 31, 2002. Under the provisions of SFAS 115, we increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $55.8 million and increased accumulated other comprehensive income by $85.6 million. We will continue to re-evaluate the UMC investment quarterly to determine whether there are incremental other-than-temporary impairments or increases in valuation in future periods. In addition, in future periods, we may recognize a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC stock.

Note 4.    Financial Instruments

Cash and Investments

The following is a summary of available-for-sale securities:

	March 31, 2002				March 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$76,931	$—	$—	$76,931	$160,093	$—	$—	$160,093
Commercial paper	86,697	—	—	86,697	127,142	—	—	127,142
Corporate bonds	85,379	—	—	85,379	7,063	—	—	7,063
Auction rate preferred	91,193	—	(496)	90,697	21,512	3	—	21,515
Municipal bonds	292,321	1,493	(1,884)	291,930	332,628	5,610	(32)	338,206
U.S. Treasury notes	23,465	—	(185)	23,280	—	—	—	—
Government agency bonds	4,274	—	(64)	4,210	—	—	—	—
Investment in UMC	152,432	141,321	—	293,753	251,355	—	—	251,355

	$812,692	$142,814	$(2,629)	$952,877	$899,793	$5,613	$(32)	$905,374

Included in:
Cash and cash equivalents				$90,016				$202,956
Short-term investments				279,381				162,091
Long-term investments				289,727				288,972
Investment in UMC				293,753				251,355

				$952,877				$905,374

The amortized cost and estimated fair value of marketable debt securities (commercial paper, corporate bonds, municipal bonds, U.S. Treasury notes and government agency bonds) at March 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$155,267	$154,644
Due after one year through five years	231,524	231,507
Due after five years through ten years	67,106	67,106
Due after ten years	38,239	38,239

	$492,136	$491,496

Certain information related to available-for-sale securities is as follows:

(In thousands)	2002	2001	2000
Gross realized gains on sale of available-for-sale securities	$9,882	$8,209	$115
Gross realized losses on sale of available-for-sale securities	(310)	(829)	(1,715)

Net realized gains (losses) on sale of available-for-sale securities	$9,572	$7,380	$(1,600)

Amortization of premiums/discounts on available-for-sale securities	$5,195	$3,781	$1,415

For fiscal 2001, interest income and other, net included a pre-tax gain on one of our investments of $4.5 million. The gain was recorded under guidance from Emerging Issues Task Force Bulletin 91-5 “Non-Monetary Exchange of Cost-Method investments.”

Line of Credit

Our Ireland manufacturing facility has $6.2 million available under an uncommitted multicurrency credit line, which expires in November 2002. Under this agreement, borrowings bear interest at 0.75% over the Euribor rate. At March 31, 2002, no borrowings were outstanding under this credit line. We are in full compliance with the agreement’s required covenants and financial ratios. The agreement prohibits the payment of cash dividends without prior bank approval in certain limited circumstances.

Note 5.    Balance Sheet Information

The following table discloses those current assets and liabilities that individually exceed 5% of the respective balance sheet amounts. Individual balances that are less than 5% of the respective balance sheet amounts are aggregated and disclosed as “other.”

	March 31,
(In thousands)	2002	2001
Prepaid expenses and other current assets
Prepaid expenses	$38,084	$38,284
Tax refunds receivable	75,468	19,832
Other	5,737	6,228

	$119,289	$64,344

Accrued payroll and related liabilities
Accrued compensation	$28,316	$21,395
Other	5,567	7,381

	$33,883	$28,776

Other accrued liabilities
Accrued commissions	$4,964	$6,667
Property taxes payable	3,414	$4,324
Other	9,170	13,025

	$17,548	$24,016

Note 6.    Impairment Losses

During fiscal year 2002, we recognized impairment losses on intangible assets and equipment totaling approximately $25.3 million. The total includes $14.9 million of charges relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during the past two years and $10.4 million for the write-down of excess testers that will provide no future economic benefit as they were acquired in anticipation of higher unit growth.

During fiscal years 2002 and 2001, we also recognized other-than-temporary declines in the fair value of cost method investments in private companies that totaled $4.3 million and $2.0 million, respectively.

Note 7.    Commitments

We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003	$3,897
2004	2,910
2005	2,408
2006	1,887
2007	1,382
Thereafter	3,460

$15,944

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $5.4 million for fiscal 2002, $2.5 million for fiscal year 2001, and $7.3 million for fiscal 2000.

Note 8.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Due to the net loss in fiscal 2002, no potentially dilutive securities are included in the calculation.

The computation of basic net income (loss) per share for all years presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income per share calculation includes 25.1 million and 26.8 million common equivalent shares attributable to outstanding options for fiscal years 2001 and 2000, respectively.

Outstanding options to purchase approximately 26.8 million, 4.3 million and 0.3 million, for fiscal 2002, 2001 and 2000, respectively, under the Company’s Stock Option Plans were not included in the treasury stock calculation to derive diluted net income (loss) per share as their inclusion would have had an anti-dilutive effect. In addition, the put options discussed in Note 10 were not included in basic or diluted net income (loss) per share as their inclusion would have had an anti-dilutive effect.

Note 9.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is from foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities.

The components of comprehensive income (loss) are as follows:

	March 31,
(in thousands)	2002	2001	2000
Net income (loss)	$(113,607)	$35,258	$652,450
Cumulative translation adjustment	(512)	(545)	17,606
Unrealized gain (loss) on available-for-sale securities, net of tax	82,592	(22,594)	26,343
Reclassification adjustment for gains on available-for- sale securities, net of tax, included in earnings	(3,412)	(237)	(270)

Comprehensive income (loss)	$(34,939)	$11,882	$696,129

The components of accumulated other comprehensive income are as follows:

	March 31,
(in thousands)	2002	2001	2000
Cumulative translation adjustment	$(1,106)	$(594)	$(49)
Unrealized gain on available-for-sale securities, net of tax	82,654	3,474	26,305

Accumulated other comprehensive income	$81,548	$2,880	$26,256

Note 10.    Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorized 2 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 31, 2002 and 2001 no preferred shares were issued or outstanding.

Treasury Stock

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. We have reissued treasury shares for employee stock option exercises and Employee Qualified Stock Purchase Plan requirements. During fiscal 2002 and 2001, we repurchased a total of 2.2 million and 6.4 million shares of common stock for $126.2 million and $402.9 million, respectively. In fiscal 2002 and 2001, 3.5 million and 5.0 million shares were reissued, respectively. As of March 31, 2002, we held 0.04 million shares of treasury stock in conjunction with the stock repurchase program.

Put Options

During fiscal 2002 and 2001, we sold put options that entitle the holder of each option to sell to us, by physical delivery, one share of common stock at specified prices. The cash proceeds from the sale of put options of $3.0 million and $22.2 million for fiscal 2002 and 2001, respectively, have been included in additional paid-in capital following the provisions of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of March 31, 2002, 0.3 million shares of common stock were subject to future issuance under outstanding put options with expiration dates through August 2002, with strike prices ranging from $40 to $45 per share.

Performance Equity-linked Redemption Quarterly-pay Securities (PERQS)

During fiscal 2002 and 2001, we purchased $5.5 million and $1.1 million, respectively, of Performance Equity-linked Redemption Quarterly-pay Securities (PERQS). The securities pay 9% interest per year and mature on December 30, 2002. At maturity, the PERQS will be converted into shares of Xilinx common stock. The exchange ratio will be one-fifth of a share of Xilinx common stock for each PERQS. As of March 31, 2002, the Company held 0.63 million PERQS. The total cost of the PERQS of $6.6 million and $1.1 million as of March 31, 2002 and 2001, respectively, is included in treasury stock on the balance sheet.

Stockholder Rights Plan

In October 1991, we adopted a stockholder rights plan (which expired on October 4, 2001) and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights would have become exercisable based upon the occurrence of certain conditions including acquisitions of Company stock. In the event one of the conditions was triggered, each right entitled the registered holder to purchase a number of shares of preferred stock of the Company or, under limited circumstances, of the acquirer. The rights were redeemable at the Company’s option, under certain conditions, for $.01 per right.

Employee Stock Option Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 71.1 million shares as of March 31, 2002. Options to purchase shares of our common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

A summary of our Option Plans activity, and related information are as follows:

	Years ended March 31,
	2002		2001		2000
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	54,425	$19.98	55,333	$12.19	63,158	$9.50
Granted	9,804	35.34	7,814	63.51	4,149	37.24
Exercised	(6,359)	9.10	(8,008)	7.41	(10,997)	6.03
Forfeited	(1,101)	40.80	(714)	33.26	(977)	13.74

Outstanding at end of year	56,769	$23.45	54,425	$19.98	55,333	$12.19

Shares available for grant	15,160		23,862		17,153

The above table does not include additional shares which become available under a formula set forth in the stockholder approved 1997 Stock Plan. That formula provides that on the first day of each fiscal year, an additional number of shares become available for issuance equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the end of the prior fiscal year, as adjusted with respect to shares repurchased by the Company during the year and as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company.

The following information relates to options outstanding and exercisable under the Option Plans at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable (000)	Weighted Average Exercise Price
$ 0.57—$ 5.43	5,686	2.18	$3.83	5,685	$3.83
$ 5.62—$ 8.25	7,346	3.77	$7.64	7,306	$7.65
$ 8.31—$ 9.97	9,285	5.66	$9.58	8,984	$9.58
$ 9.98—$14.22	7,519	5.15	$11.95	7,386	$11.97
$14.50—$18.78	1,268	6.91	$17.83	806	$17.66
$19.27—$21.81	6,188	7.00	$21.67	4,448	$21.67
$23.53—$33.13	5,971	8.82	$32.18	1,638	$31.10
$33.19—$41.40	6,611	8.87	$37.70	1,751	$36.96
$41.55—$77.63	5,853	8.26	$65.53	2,475	$67.50
$79.69—$96.63	1,042	8.31	$89.03	442	$89.27

$0.57—$96.63	56,769	6.20	$23.45	40,921	$16.74

At March 31, 2001, 37.5 million options were exercisable at an average price of $11.94. At March 31, 2000, 33.6 million options were exercisable at an average price of $8.37.

Employee Qualified Stock Purchase Plan

Under our 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase our common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 0.7 million and 1.4 million shares were issued during 2002 and 2001, respectively, and 7.3 million shares were available for future issuance at March 31, 2002.

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, we have elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for our stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if we had accounted for awards to employees under the fair value method of SFAS 123. The fair value of stock options and stock purchase plan rights under the Option Plans and Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. Our stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The fair value of stock options and stock purchase plan rights granted in fiscal years 2002, 2001 and 2000 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions.

	Stock Options			Stock Purchase Plan Rights
Years ended March 31,	2002	2001	2000	2002	2001	2000
Expected life (years)	3.50	3.50	3.50	0.50	0.50	0.50
Expected stock price volatility	0.76	0.71	0.65	0.95	0.79	0.67
Risk-free interest rate	3.8%	5.9%	5.8%	3.3%	5.6%	5.3%

For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the stock-based awards’ vesting period. Had we accounted for stock-based awards to employees under SFAS 123, our net income (loss) would have been $(227.9) million, $(100.2) million, and $560.3 million in 2002, 2001, and 2000, respectively. Basic net income (loss) per share would have been $(0.68), $(0.31), and $1.73 in 2002, 2001, and 2000, respectively, while diluted net income (loss) per share would have been $(0.68), $(0.31), and $1.60, respectively.

Calculated under SFAS 123, the weighted-average fair value of the stock options granted during 2002, 2001, and 2000 was $19.22, $37.91, and $18.87 per share, respectively. The weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 2002, 2001, and 2000 were $16.13, $27.31, and $18.19 per share, respectively.

Note 11.    Income Taxes

The provision for (benefit from) taxes on income consists of the following:

	Years ended March 31,
(In thousands)	2002	2001	2000
Federal:
Current	$(84,315)	$131,903	$97,019
Deferred	24,227	(124,263)	196,172

	(60,088)	7,640	293,191

State:
Current	3,227	21,678	15,851
Deferred	(25,630)	(30,087)	58,272

	(22,403)	(8,409)	74,123

Foreign:
Current	3,144	26,614	10,692

Total	$(79,347)	$25,845	$378,006

The tax benefits associated with stock option exercises and the employee stock purchase plan resulted in a tax benefit of $52.4 million, $159.0 million, and $112.1 million, for fiscal years 2002, 2001, and 2000, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has Federal and state tax loss and tax credit carryforwards of approximately $120 million and $46 million respectively. If unused, these tax loss carryforwards and $31 million of the tax credit carryforwards will expire in 2005 through 2022. Pretax income from foreign operations was $14.4 million, $281.5 million, and $106.4 million for fiscal years 2002, 2001, and 2000, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, accumulated to approximately $199 million as of March 31, 2002. The residual U.S. tax liability, if such amounts were remitted, would be approximately $49.8 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income (loss) before provision for taxes as follows:

	Years ended March 31,
(In thousands)	2002	2001	2000
Income (loss) before provision for taxes	$(192,954)	$61,103	$1,024,272
Federal statutory tax rate	35%	35%	35%

Computed expected tax	$(67,534)	$21,386	$358,495
State taxes net of federal benefit	(14,562)	(5,468)	48,180
Tax exempt interest	(3,667)	(6,734)	(5,472)
Foreign earnings at lower tax rates	8,784	(9,488)	(15,370)
In-process research and development charge	—	31,745	—
Amortization of goodwill	9,884	4,143	—
Tax credits	(13,235)	(10,640)	(6,095)
Other	983	901	(1,732)

Provision for (benefit from) taxes on income	$(79,347)	$25,845	$378,006

The major components of deferred tax assets and liabilities consist of the following at March 31, 2002 and 2001:

(In thousands)	2002	2001
Deferred tax assets:
Inventory valuation differences	$23,727	$26,227
Deferred income on shipments to distributors	25,654	83,701
Nondeductible accrued expenses	24,633	9,711
Tax loss and tax credit carryforwards	87,967	29,445
Other	3,678	3,971

Total net deferred tax assets	165,659	153,055

Deferred tax liabilities:
Intangible and fixed assets	7,937	(11,874)
Unremitted foreign earnings	(126,636)	(83,932)
Capital gain from merger of USIC with UMC	(57,818)	(133,599)
Current net value of investments	(57,458)	(2,674)
Other	(1,805)	(1,391)

Total net deferred tax liabilities	(235,780)	(233,470)

Total net deferred tax (liabilities) assets	$(70,121)	$(80,415)

The difference between the net deferred taxes per the balance sheet and the net deferred taxes above of $23,633 and $1,525 at March 31, 2002 and 2001, respectively, is included in other assets on the balance sheet.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the Internal Revenue Service to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002 and the Internal Revenue Service filed a cross motion for summary judgment in March 2002. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Note 12.    Segment Information

We design, develop, and market programmable logic semiconductor devices and the related software design tools. We operate and track our results in one operating segment.

Enterprise wide information is provided in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” Geographic revenue information for fiscal years 2002, 2001, and 2000 is based on the shipment location. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

Net revenues from unaffiliated customers by geographic region were as follows:

	Years ended March 31,
(In thousands)	2002	2001	2000
North America	$524,242	$1,028,185	$681,078
Europe	235,931	334,002	201,772
Japan	130,578	163,567	82,581
Asia Pacific/Rest of World	124,828	133,604	55,562

	$1,015,579	$1,659,358	$1,020,993

Net long-lived assets by country were as follows at March 31, 2002 and 2001:

(In thousands)	2002	2001
North America	$465,849	$471,076
Ireland	73,106	60,131
Other	11,539	22,346

	$550,494	$553,553

Note 13.    Contingencies

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera Corporation (Altera), under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and executed agreements not to sue under any patent for at least five years. During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs of $0.6 million.

In July 2000, due to the rapid anticipated growth of the Company, we purchased two adjacent buildings near downtown San Jose providing 200,000 square feet of office space. By March 2002, these buildings were renovated and are currently listed as space available for lease. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the Longmont, Colorado facility for future expansion.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the Internal Revenue Service to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002 and the Internal Revenue Service filing a cross motion for summary judgment in March 2002. It is premature to comment further on the likely outcome of any issues that have not been settled to date.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

On January 15, 2002, the Company served process against Bausch & Lomb claiming trademark infringement. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this new case will have a material effect on the Company’s results of operations or its financial condition.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. Xilinx believes the claims are without merit and intends to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on the Company’s results of operations or its financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Note 14.    Business Combinations

RocketChips

On November 9, 2000, we completed the acquisition of RocketChips, Inc., a privately held fabless semiconductor company. RocketChips is a developer of ultra-high-speed analog and mixed-signal communication ICs fabricated in submicron CMOS processes. These ICs are used in products created by system OEMs serving the networking, telecommunications and enterprise storage markets.

In connection with the acquisition, we issued approximately 2,806,000 shares of Common stock in exchange for all outstanding preferred and common stock of RocketChips and reserved approximately 807,000 additional shares of Common stock for issuance upon exercise of outstanding employee stock options of RocketChips. Of the approximately 2,806,000 shares issued, 2,619,000 shares were issued in fiscal 2001 and 187,000 shares were issued in fiscal 2002, depending on the timing of the submission of the RocketChips’ stock certificates in exchange for Xilinx certificates. Of the shares issued, approximately 380,000 shares of Xilinx’s Common stock were held in escrow for a period of one year following the acquisition for the purpose of providing a fund against which Xilinx could seek indemnification from former RocketChips stockholders for any breaches of representations, warranties or covenants under the Merger Agreement. The escrowed shares were all released from escrow in November 2001.

The acquisition was accounted for under the purchase method of accounting. The purchase price of RocketChips was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from RocketChips pursuant to an independent valuation. The total purchase price for RocketChips was $291.2 million, consisting of $231.0 million of Xilinx common stock, $57.3 million of options to purchase Xilinx common stock and $2.8 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $90.7 million. In addition, Xilinx recorded approximately $218.9 million of intangible assets, goodwill, and deferred compensation on the balance sheet, which resulted in amortization expense of approximately $51.4 million in fiscal 2002 and $22.4 million in fiscal 2001.

Deferred compensation recorded in connection with the acquisition represents the estimated intrinsic value of unvested RocketChips stock options assumed by Xilinx in the merger agreement for which employee service is required after the closing date of the merger in order for the options to vest. Deferred compensation is being amortized to expense over the remaining vesting period of the options.

Below is a table of the acquisition cost and amortization period of the intangible assets.

	Amount (in millions)	Amortization Life
Deferred compensation	$24.3	1 month to 4 years
Goodwill	140.5	5 years
Developed technology	6.6	5 years
Noncompete agreements	23.6	3 years
Patents	13.2	7 years
Other intangibles	10.7	2 to 3 years

	$218.9

Philips

We completed the acquisition of Philips Semiconductors’ line of low–power CPLDs on August 2, 1999. The total cost, including acquisition related fees, was approximately $22.8 million. The purchase price allocation, based on an independent appraisal, resulted in a $4.6 million write-off of acquired in-process research and development in the second quarter of fiscal 2000. The acquired in-process technology represented the appraised value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

Other

In addition to the transactions described above, we purchased other businesses in smaller transactions. The total amount allocated to goodwill and identified intangibles for these transactions was $15.4 million in fiscal 2001 (none in fiscal 2002), which represents a substantial majority of the consideration for these transactions.

As of March 31, 2002 and 2001, the gross and net amounts of intangible assets were as follows:

(In thousands)	2002	2001	Amortization Life
Goodwill-gross	$152,249	$152,249	3 to 5 years
Less accumulated amortization	51,525	15,872

Goodwill-net	100,724	136,377

Noncompete agreements-gross	23,600	23,600	3 years
Less accumulated amortization	11,144	3,278

Noncompete agreements-net	12,456	20,322

Patents-gross	15,141	15,141	7 years
Less accumulated amortization	4,341	1,154

Patents-net	10,800	13,987

Other intangibles-gross	39,701	49,484	2 to 5 years
Less accumulated amortization	29,007	21,559

Other intangibles-net	10,694	27,925

Total intangible assets-gross	230,691	240,474
Less accumulated amortization	96,017	41,863

Total intangible assets-net	$134,674	$198,611

Amortization expense for all intangible assets for fiscal year 2002, 2001 and 2000 was $49.0 million, $30.5 million and $5.8 million, respectively. Of these amounts, $3.6 million, $8.3 million and $3.7 million of intangibles amortization related to technology acquisitions is included in cost of revenues and $2.4 million, $4.3 million and $2.1 million is included in research and development expenses for 2002, 2001 and 2000, respectively. Intangible assets are amortized on a straight-line basis.

The unaudited pro forma information below assumes that companies acquired in fiscal 2001 and 2000 had been acquired at the beginning of the respective fiscal year and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of charges for in-process research and development has been excluded. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of fiscal years.

	Years Ended March 31,
In thousands, except per share amounts (unaudited)	2001	2000
Net revenues	$1,660,019	$1,021,738
Net income (loss)	$24,143	$639,927
Basic income (loss) per share	$0.07	$2.00
Diluted income (loss) per share	$0.07	$1.85

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

San Jose, California
April 17, 2002, except for the sixth paragraph of Note 13
as to which the date is May 7, 2002

XILINX, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Beginning of Year	Charged to Income		Deductions (a)	Balance at End of Year

For the year ended March 31, 2000:
Allowance for doubtful accounts	$3,547	$35		$9	$3,573
Allowance for customer returns and pricing adjustments	$3,862	$13,950		$5,846	$11,966

For the year ended March 31, 2001:
Allowance for doubtful accounts	$3,573	$60		$8	$3,625
Allowance for customer returns and pricing adjustments	$11,966	$(455	)(b)	$161	$11,350	(b)

For the year ended March 31, 2002:
Allowance for doubtful accounts	$3,625	$50		$(552)	$4,227
Allowance for customer returns and pricing adjustments	$11,350	$(1,774)		$428	$9,148

(a)	Represents amounts written off against the allowances, customer returns or pricing adjustments to international distributors.
(b)	These amounts have been reclassified from prior year schedule.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

	Year ended March 31, 2002
(In thousands, except per share amounts)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

Net revenues	$289,326		$224,645	$228,110		$273,498
Gross margin	148,378		24,894	126,242		158,181
Net income (loss)	18,482	#	(176,024)±	9,657	#	34,278	#
Net income (loss) per share:
Basic	$0.06		$(0.53)	$0.03		$0.10
Diluted	$0.05		$(0.53)	$0.03		$0.10
Shares used in per share calculations:
Basic	332,637		333,650	334,363		335,915
Diluted	352,704		333,650	350,691		353,535

± Net income (loss) includes a pre-tax write-down of $191,852 on the UMC investment, $25,336 impairment loss on intangibles and other assets and lawsuit settlement gain of $19,400.

± and # Net income (loss) also includes pre-tax amortization of acquisition related items including goodwill, other intangibles, and deferred compensation for RocketChips of $13.0 million in the first quarter; and $12.8 million in each of the second, third and fourth quarters, respectively.

	Year ended March 31, 2001
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$364,875	$437,360	$450,103	$407,020
Gross margin	227,946	269,035	270,904	212,071
Net income (loss)	93,826	114,056	(10,507)#	(162,117	)±
Net income (loss) per share:
Basic	$0.29	$0.35	$(0.03)	$(0.49	)±
Diluted	$0.27	$0.32	$(0.03)	$(0.49	)±
Shares used in per share calculations:
Basic	326,030	329,650	329,643	330,682
Diluted	353,448	356,046	329,643	330,682

± Net income (loss) includes a pre-tax write-down of $362,124 on the UMC investment.

# Net income (loss) includes pre-tax write-off of in-process research and development of $90,700 in connection with RocketChips acquisition.

± and # Net income (loss) also includes pre-tax amortization of acquisition related items including goodwill, other intangibles, and deferred compensation for RocketChips of $9.6 million and $12.8 million in the third quarter and fourth quarter, respectively.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors required by this Item is incorporated by reference to the section entitled “Proposal One-Election of Directors” in our Company’s Proxy Statement.

The information concerning the Company’s executive officers required by this Item is incorporated by reference to the section in Item 1 of Part I hereof entitled “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Company’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Company’s Proxy Statement. The information required by Item 202 of Regulation S-K is set forth below. The table below sets forth certain information as of March 30, 2002 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	22,480,308	$8.22	0
1997 Stock Plan	33,721,295	$33.75	12,963,535	(2)
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan (3)	4,000	$48.36	2,196,000

(1)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807,000 options were assumed by the Company; of this amount, a total of 561,823 options, with an average weighted exercise price of $14.03, are currently outstanding. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

(2)
This number does not include additional shares which become available under a formula set forth in the 1997 Stock Plan. That formula provides that on the first day of each fiscal year, an additional number of shares become available for issuance equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the end of the prior fiscal year, as adjusted with respect to shares repurchased by the

Company during the year and as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company.
(3)
Our Supplemental Stock Option Plan, which was not subject to shareholder approval, is intended to help us attract and retain outstanding individuals in order to promote the success of the Company’s business. The plan permits stock options to be granted to employees and consultants of the Company, except that our officers and members of our Board of Directors may not be granted options under the plan. The number of shares that may be issued pursuant to options granted under the plan is 2.2 million, subject to adjustment for stock splits, stock dividends and certain other changes to the outstanding capital stock of the Company. Only nonstatutory stock options may be granted under the plan (that is, options that do not entitle the optionee to special U.S. income tax treatment). The plan is administered by our Board of Directors, or a committee of the Board of Directors, which has broad discretion to set the terms of options (including the number of shares, exercise price, vesting conditions and terms of options), to determine to whom they will be granted, to interpret the plan and the option agreements and to take such other actions and make such other determinations as it determines necessary or advisable in the administration of the plan. Subject to the foregoing, options granted under the plan generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option outstanding under the plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale. Our Board of Directors is authorized at any time to amend, alter, suspend or terminate the plan, but no such change may impair the rights of any option recipient under the plan without the written consent of the participant and the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions with Management and Others” in our Company’s Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) The financial statements required by Item 14(a) are filed as Item 8 of this annual report.

(2)  The financial statement schedules required by Item 14(a) are filed as Item 8 of this annual report.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)  The exhibits listed below in (c) are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

(c)	Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company, as amended to date.
3.2(2)	Bylaws of the Company, as amended to date.
4.1(3)	Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
10.1(4)	Lease dated March 27, 1995 for adjacent facilities at 2055 Logic Drive and 2065 Logic Drive, San Jose, California.
10.2(4)	First Amendment to Master Lease dated April 27, 1995 for the Company’s facilities at 2100 Logic Drive and 2101 Logic Drive, San Jose, California.
10.3(5)	Lease dated October 8, 1997 for an additional facility on Logic Drive, San Jose, California.
10.4.1(6)	Agreement of Purchase and Sale of Land in Longmont, Colorado dated November 24, 1997.
10.4.2(6)	First Amendment to Agreement of Purchase and Sale of Land in Longmont, Colorado dated January 15, 1998.
10.5 (2)*	1988 Stock Option Plan, as amended.
10.6 (7)*	1990 Employee Qualified Stock Purchase Plan, as amended.
10.7 (7)*	1997 Stock Option Plan.
10.8 (2)*	Form of Indemnification Agreement between the Company and its officers and directors.
10.9 (8)*	Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.
10.10.1 (8)*	Consulting Agreement dated as of June 1, 1996 between the Company and Bernard V. Vonderschmitt.
10.10.2 (6)*	Amended Services and Compensation Exhibit to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.
10.10.3 (6)*	Second Amendment to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.
10.11 (9)*	Letter Agreement dated as of April 1, 1997 of the Company to Richard W. Sevcik.
10.12.1(10)(11)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.12.2(10)(11)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.
10.12.3(10)(11)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company.
10.13.1(8)(10)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company.
10.13.2(6)(10)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997.
10.14(8)	Indenture dated November 1, 1995 between the Company and State Street Bank and Trust Company.
10.15(10)(12)	Letter Agreement dated January 13, 2000 between the Company and UMC.
10.16 (13)*	Supplemental Stock Option Plan.
21.1	Subsidiaries of the Company.
23	Consent of Independent Auditors.
24.1	Power of Attorney.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1991.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-43793) effective November 26, 1991.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1997.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-62897) effective September 4, 1998.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1996.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1997.
(10)	Confidential treatment requested as to certain portions of these documents.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 14(c) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 6th day of June 2002.

XILINX, INC.

By:	/s/ WILLEM P. ROELANDTS

Willem P. Roelandts, Chief Executive Officer and President