Form 10-Q
period 2002-06-29
XILINX INC
filed 2002-08-13
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Class	Shares Outstanding at August 2, 2002
Common Stock, $.01 par value	337,535,565

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 29, 2002	June 30, 2001
	(in thousands, except per share amounts)
Net revenues	$289,853	$289,326
Costs and expenses:
Cost of revenues	120,336	140,948
Research and development	56,776	54,936
Sales, general and administrative	58,897	65,397
Amortization of goodwill and other intangibles	3,722	10,750

Total operating costs and expenses	239,731	272,031

Operating income	50,122	17,295
Interest income and other, net	5,291	8,374

Income before provision for taxes on income	55,413	25,669
Provision for taxes on income	14,407	7,187

Net income	$41,006	$18,482

Net income per share:
Basic	$0.12	$0.06

Diluted	$0.12	$0.05

Shares used in per share calculations:
Basic	336,518	332,637

Diluted	351,858	352,704

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2002	March 30, 2002
	(Unaudited)	(1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$215,327	$230,336
Short-term investments	345,074	279,381
Accounts receivable, net	167,821	148,432
Inventories	94,871	79,289
Deferred income taxes	141,451	142,026
Prepaid expenses and other current assets	136,302	119,289

Total current assets	1,100,846	998,753

Property, plant and equipment, at cost	651,851	646,787
Accumulated depreciation and amortization	(204,385)	(197,017)

Net property, plant and equipment	447,466	449,770
Long-term investments	290,074	289,727
Investment in United Microelectronics Corp.	321,323	380,362
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $32,363 and $56,196 in June and March, respectively	29,702	33,950
Other assets	83,555	82,074

Total assets	$2,373,690	$2,335,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,731	$36,731
Accrued payroll and related liabilities	41,907	33,883
Income taxes payable	48,164	37,897
Deferred income on shipments to distributors	71,516	69,781
Other accrued liabilities	18,204	17,548

Total current liabilities	258,522	195,840

Deferred tax liabilities	210,211	235,780
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,365	3,361
Additional paid-in capital	723,339	719,747
Retained earnings	1,142,722	1,107,281
Treasury stock, at cost	(14,528)	(8,197)
Accumulated other comprehensive income	50,059	81,548

Total stockholders’ equity	1,904,957	1,903,740

Total liabilities and stockholders’ equity	$2,373,690	$2,335,360

(1)	Derived from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 29, 2002	June 30, 2001
	(in thousands)
Cash flows from operating activities:
Net income	$41,006	$18,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,682	28,484
Amortization of deferred compensation	2,084	2,231
Net gain on sale of available-for-sale securities	(1,071)	(1,850)
Other-than-temporary loss on investments	—	947
Changes in assets and liabilities:
Accounts receivable, net	(19,389)	50,838
Inventories	(1,878)	21,661
Deferred income taxes	(3,067)	11,785
Prepaid expenses and other current assets	(30,223)	(1,996)
Other assets	(673)	(5,176)
Accounts payable	42,000	(62,332)
Accrued liabilities	8,382	5,343
Income taxes payable	8,670	(38,584)
Tax benefit from exercise of stock options	7,986	25,397
Deferred income on shipments to distributors	1,735	(63,305)

Total adjustments	33,238	(26,557)

Net cash provided by (used in) operating activities	74,244	(8,075)
Cash flows from investing activities:
Purchases of available-for-sale securities	(329,826)	(162,042)
Proceeds from sale or maturity of available-for-sale securities	270,019	169,468
Purchases of property, plant and equipment	(10,880)	(34,767)

Net cash used in investing activities	(70,687)	(27,341)
Cash flows from financing activities:
Acquisition of treasury stock	(27,967)	(34,716)
Proceeds from issuance of common stock	9,401	19,949
Proceeds from sale of put options	—	2,015

Net cash used in financing activities	(18,566)	(12,752)

Net decrease in cash and cash equivalents	(15,009)	(48,168)
Cash and cash equivalents at beginning of period	230,336	208,693

Cash and cash equivalents at end of period	$215,327	$160,525

Supplemental schedule of non-cash transactions:
Issuance of treasury stock under employee stock plans	$21,628	$97,604
Supplemental disclosure of cash flow information:
Income taxes paid	$1,324	$502

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the year ended March 30, 2002. The interim financial statements are unaudited, and reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results for the three-month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 2003 or any future period.

Certain amounts for the prior period have been reclassified to conform to the current presentation.

2.    Recent Accounting Pronouncements

Effective the beginning of the first quarter of fiscal 2003, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. This adoption had no impact on the Company’s financial statements. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. The remaining unamortized goodwill balance of $100.7 million will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no impairment.

A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2002	June 30, 2001
Net income as reported	$41,006	$18,482
Goodwill amortization, net of tax	—	7,919

Adjusted net income	$41,006	$26,401

Reported basic net income per share	$0.12	$0.06
Goodwill amortization, net of tax	—	0.02

Adjusted basic net income per share	$0.12	$0.08

Reported diluted net income per share:	$0.12	$0.05
Goodwill amortization, net of tax	—	0.02

Adjusted diluted net income per share	$0.12	$0.07

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held and used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be “held for sale.” SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of income, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 at the beginning of fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial position.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) given to customers or resellers should be accounted for as a reduction of revenue unless the Company receives a benefit that is identifiable and that can be reasonably estimated. EITF Issue No. 01-09 was adopted at the beginning of fiscal 2003 and did not have a material impact on the Company’s operating results or financial position.

3.    Concentrations of Credit Risk

The Company is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the balance sheet. Xilinx attempts to mitigate the concentration of credit risk in its trade receivables through credit evaluation processes, collection terms, sales to diverse end customers and through geographical dispersion of sales. The Company generally does not require collateral for receivables from its end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned. Bad debt write-offs have been within management’s expectations for all periods presented.

As of June 29, 2002, two distributors, the Memec Group and Avnet, Inc., accounted for 53% and 24% of total accounts receivable, respectively. The Memec Group accounted for 44% and 42% of worldwide net revenues in the first quarters of fiscal 2003 and 2002, respectively. Avnet, Inc. accounted for 31% and 28% of worldwide net revenues in the first quarters of fiscal 2003 and 2002, respectively.

Xilinx mitigates concentrations of credit risk in its investments in debt securities by investing more than 90% of its portfolio in AA or better grade securities as rated by Standard & Poor’s. The Company’s debt securities are primarily invested in municipal bonds, corporate bonds, commercial paper and U.S. Treasury notes. Additionally, the Company limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

4.    Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value). Inventories at June 29, 2002 and March 30, 2002 are as follows:

	June 29, 2002	March 30, 2002
	(in thousands)
Raw materials	$10,435	$10,962
Work-in-process	57,192	46,837
Finished goods	27,244	21,490

	$94,871	$79,289

The Company’s standard cost revision policy is to continuously review and monitor its standard costs based on current manufacturing costs. The Company’s excess and obsolescence reserve policy is generally to reserve inventory in excess of nine months of forecasted demand. This can cause volatility in our costs given the cyclicality of the market, obsolescence of technology and shorter product life cycles. In addition, actual demand may differ from forecasted demand, which may result in undesired inventory levels and increased reserve requirements. Rapid cost reductions or demand fluctuations may have a material effect on the Company’s gross margins. The Company’s policy for new products is to reserve all inventory at standard cost until the devices are production released and have three quarters of revenue.

5.    Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the face of the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 15.3 million and 20.1 million common equivalent shares attributable to outstanding options for the first quarters of fiscal years 2003 and 2002, respectively that are not included in basic net income per share.

Outstanding options to purchase approximately 16.4 million and 7.0 million shares, for the first quarters of fiscal year 2003 and 2002, respectively, under the Company’s Stock Option Plans were properly not included in the treasury stock calculation to derive diluted net income per share, in accordance with the provisions of SFAS 128, “Earnings Per Share.” A remaining 0.1 million put options, with expiration dates through August 2002 and a strike price of $40 per share, were not included in basic or diluted net income per share as their inclusion would have had an anti-dilutive effect.

6.    Comprehensive Income (Loss)

The changes in components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended
	June 29, 2002	June 30, 2001
	(in thousands)
Net income	$41,006	$18,482
Unrealized losses on available-for-sale securities
arising during the period, net of tax	(31,376)	(26,582)
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(510)	(810)
Cumulative translation adjustment	397	(257)

Comprehensive income (loss)	$9,517	$(9,167)

The components of accumulated other comprehensive income at June 29, 2002 and March 30, 2002 are as follows:

	June 29, 2002	March 30, 2002
	(in thousands)
Unrealized gain on available-for-sale securities, net of tax	$50,768	$82,654
Cumulative translation adjustment	(709)	(1,106)

Accumulated other comprehensive income	$50,059	$81,548

The value of the Company’s short-term and long-term investments increased by $4.8 million during the quarter ended June 29, 2002. In accordance with SFAS 115, the Company increased the value of the investments by $4.8 million, increased deferred tax liabilities by $1.9 million and increased accumulated other comprehensive income by $2.9 million.

7.    Stockholders’ Equity-Treasury Stock

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the quarter ended June 29, 2002, 0.8 million shares of common stock were repurchased for $28.0 million, and 0.5 million shares were reissued during the period for Stock Option exercises and Stock Purchase Plan requirements. As of June 29, 2002, the Company completed stock repurchases under the previous $250 million stock repurchase program approved by the Company’s Board of Directors. In June 2002, the Board authorized the repurchase of an additional $100 million of common stock. As of June 29, 2002, the Company held 0.3 million shares of treasury stock in conjunction with the stock repurchase program.

8.    Commitments

Xilinx leases certain facilities and office buildings under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (June 30, 2002 to March 31, 2003)	$2,912
2004	2,910
2005	2,408
2006	1,887
2007	1,382
Thereafter	3,460

$14,959

Most of the Company’s leases contain renewal options. Rent expense, net of sublease rental income, under all operating leases was approximately $0.7 million and $0.5 million for the three months ended June 29, 2002 and June 30, 2001, respectively.

9.    Investment in United Microelectronics Corporation

The value of the Company’s unrestricted investment in United Microelectronics Corporation (UMC) shares decreased by $59.0 million during the first quarter of fiscal 2003, decreasing the total value of the investment in UMC to $321.3 million at June 29, 2002. The decrease was recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. The value of the Company’s

UMC shares had increased in value during the third and fourth quarters of fiscal 2002 by an aggregate $141.4 million. Those increases in value were also recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. The Company will continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a gain or loss when it sells its UMC shares or an other-than-temporary impairment is determined to exist.

The Company accounts for the unrestricted portion (approximately 73% at June 29, 2002) of its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 27% of the Company’s holdings at June 29, 2002) is accounted for as a cost method investment.

10.    Contingencies

In July 2000, due to the rapid anticipated growth of the Company, Xilinx purchased two adjacent buildings near downtown San Jose, California, providing 200,000 square feet of office space. By March 2002, these buildings were renovated, but the Company has not taken occupancy. These buildings are currently listed as space available for lease and are being depreciated. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the Longmont, Colorado facility for future expansion. The Longmont facility is also being depreciated and the Company is actively marketing the property. Given the high commercial real estate vacancy rates and declining lease rates, the book value of these properties at a future date may be deemed to be in excess of market value which would necessitate the Company to record an impairment charge.

The Company filed a petition with the Tax Court on March 26, 2001. (See Note 11). Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. Xilinx believes the claims are without merit and intends to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on the Company’s results of operations or its financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Xilinx does not have any special purpose entities.

11.    Income Taxes

The Company recorded a tax provision of $14.4 million for the first quarter of fiscal 2003 as compared to $7.2 million in the same prior year period, representing effective tax rates of 26% and 28%, respectively. In the first quarter of fiscal 2002, the effective tax rate reflects the impact of amortization of long-lived assets including goodwill. In fiscal 2003, the Company adopted SFAS 142 which eliminated amortization of goodwill.

The Company filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, the Company filed its Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under “Factors Affecting Future Operating Results”.

Critical Accounting Policies

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical policies include: revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; valuation of financial instruments, which impacts gains (losses) on equity securities when we record other-than-temporary impairments or unrealized gains and losses; and the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which impacts write-offs of goodwill and other intangibles.

Results of Operations: First quarter of fiscal 2003 compared to the first quarter of fiscal 2002

Net Revenues

We classify our product offerings into four categories by semiconductor manufacturing process technology: Advanced products, Mainstream products, Base products and Support products. These four product categories are adjusted on a regular basis to accommodate advances in our process technology. The most recent adjustment was on April 1, 2001. Advanced products include our newest technologies manufactured on 0.18-micron and smaller process technologies, which include the Spartan-II™, Spartan-IIE™, Virtex-E™, Virtex-II™, Virtex-II Pro™, and CoolRunner-II™ product lines. Mainstream products are currently manufactured on 0.22 to 0.35-micron process technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner™ product lines. Base products consist of our mature product families that are currently manufactured on process technologies of 0.5-micron and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan™ families. Our Support products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, design services and support.

In the first quarter of fiscal 2003, net revenues of $289.9 million were flat compared to the $289.3 million reported in the first quarter of fiscal 2002.

Advanced products grew 58% and represented 53% of net revenues in the first quarter of fiscal 2003 compared with 34% in the first quarter of fiscal 2002. The significant increase in Advanced products revenues was due to the strong market acceptance of Virtex-II and Spartan-II products. The Virtex-II products experienced significant growth in traditional markets including storage, networking, telecommunications and test equipment. The Spartan-II products grew substantially in the digital video, networking and automotive markets. Mainstream and Base products fell 31% and represented 41% of net revenues in the first quarter of fiscal 2003 compared with 59% in the first quarter of fiscal 2002. Mainstream and Base products saw the largest revenue decline in the 4000XL, 4000XLA and 4000E product families due to the combination of weak demand and customer migration to newer product offerings. Support products decreased by 12% and represented 6% and 7% of net revenues in the first quarters of fiscal 2003 and 2002, respectively. Net revenues by product category for the three-month periods ended June 29, 2002 and June 30, 2001 were as follows:

	Three Months Ended
	June 29, 2002%		June 30, 2001%
	(in millions)
Advanced products	$153.9	53%	$97.5	34%
Mainstream products	75.9	26	105.1	36
Base products	41.8	15	66.1	23
Support products	18.3	6	20.6	7

Total net revenues	$289.9	100%	$289.3	100%

North American revenues grew 8% and represented 53% of net revenues in the first quarter of fiscal 2003 compared with 49% in the first quarter of fiscal 2002. The increased revenue in North America was primarily attributable to the strong market acceptance of new products. International revenues declined 7% and represented approximately 47% of net revenues in the first quarter of fiscal 2003 as compared to 51% in the prior year period. Net revenues in Europe and Japan declined due to the industry-wide recession, while net revenues for Asia Pacific/Rest of World increased primarily due to the transfer of manufacturing from North American original equipment manufacturers (OEM) to Asia and better penetration into new market segments. Net revenues by geography for the three-month periods ended June 29, 2002 and June 30, 2001 were as follows:

	Three Months Ended
	June 29, 2002%		June 30, 2001%
	(in millions)
North America	$152.5	53%	$140.8	49%
Europe	62.5	22	81.5	28
Japan	39.3	13	41.6	14
Asia Pacific/Rest of World	35.6	12	25.4	9

Total net revenues	$289.9	100%	$289.3	100%

Gross Margin

Gross margin was $169.5 million for the first quarter of fiscal 2003, or 58.5% of net revenues. Gross margin for the comparable period of fiscal 2002 was $148.4 million or 51.3% of net revenues. The increase in gross margin percentage was driven by improved yields, lower wafer prices and the shifting of production to 300-millimeter wafers.

Research and Development

Research and development expenses were $56.8 million and $54.9 million for the first quarters of fiscal 2003 and 2002, respectively. Research and development expenses for the first quarters of fiscal 2003 and 2002 include non-cash deferred stock compensation of $2.1 million and $2.2 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips). Excluding RocketChips’ deferred stock compensation, research and development expenses were $54.7 million and $52.7 million, or 19% and 18% of net revenues for the first quarters of fiscal 2003 and 2002, respectively. The increase in research and development expenses from the first quarter of fiscal 2002 to 2003 was primarily attributable to employee compensation expenses due to the reinstatement of full pay for the entire quarter.

Sales, General and Administrative

Sales, general and administrative (S,G&A) expenses were $58.9 million and $65.4 million for the first quarters of fiscal 2003 and 2002, respectively. The decrease in S,G&A expenses was primarily attributable to a reduction in legal expenses as a result of the settlement of the Altera litigation as discussed in our fiscal 2002 Form 10-K as well as a decrease in amortization expense related to some goodwill. S,G&A expenses as a percentage of net revenues decreased to 20% from 23% in the same quarter last year.

Amortization of Goodwill and Other Intangibles

Refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) for a discussion of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, we no longer amortize goodwill but continue to amortize other intangible assets.

Amortization expense related to the acquisition of RocketChips and other technology acquisitions for the first quarters of 2003 and 2002 is summarized below:

	Three Months Ended
	June 29, 2002	June 30, 2001
	(in thousands)
RocketChips:
Amortization of goodwill	$—	$7,027
Amortization of other intangibles	3,722	3,723

Amortization of RocketChips’ goodwill and other intangibles	3,722	10,750
Amortization of deferred compensation (included in research and development)	2,084	2,231

Total RocketChips’ amortization expense	5,806	12,981

Other technology acquisitions:
(included in the statements of income as follows):
Sales, general and administrative	357	1,002
Research and development	169	1,076
Cost of revenues	—	649

Total other technology acquisitions’ amortization expense	526	2,727

Total amortization of goodwill, other intangibles and deferred compensation	$6,332	$15,708

UMC Investment Valuation

The value of our unrestricted investment in UMC shares decreased by $59.0 million during the first quarter of fiscal 2003, decreasing the total value of the investment in UMC to $321.3 million at June 29, 2002. The decrease was recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. The value of our UMC shares had increased in value during the third and fourth quarters of fiscal 2002 by an aggregate $141.4 million. Those increases in value were also recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. We will continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a gain or loss when we sell our UMC shares or an other-than-temporary impairment is determined to exist.

We account for the unrestricted portion (approximately 73% at June 29, 2002) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 27% of the Company’s holdings at June 29, 2002) is accounted for as a cost method investment.

Interest Income and Other, Net

Interest income and other, net was $5.3 million in the first quarter of fiscal 2003 as compared to $8.4 million in the prior year quarter. The decrease was primarily due to lower interest rates in the first quarter of fiscal 2003 as compared to the prior year period and the resultant impact on interest income on our interest bearing assets. The amount of interest income and other, net in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, and foreign currency exchange rates.

Provision for Income Taxes

We recorded tax provisions of $14.4 million and $7.2 million for the first quarters of fiscal 2003 and 2002, respectively, reflecting year-to-date effective tax rates of 26% and 28%, respectively. The effective tax rate for the first quarter of fiscal 2002 reflects the tax impact of amortization of long-lived assets including goodwill. In fiscal 2003, we adopted SFAS 142 which eliminated amortization of goodwill.

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. We filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Inflation

For the periods reflected in this report, the effects of inflation on our financial results have not been significant. We cannot assure, however, that inflation will not affect us materially in the future.

Financial Condition, Liquidity and Capital Resources

We have used a combination of cash flows from operations and equity financing to support ongoing business activities, acquire critical technologies and make investments in complementary technologies, purchase facilities and capital equipment, purchase securities, repurchase our common stock under our stock repurchase program and finance inventory and accounts receivable. Additionally, our investment in UMC is available for future sale, subject to restrictions.

We continued to generate positive cash flows from operations during the first three months of fiscal 2003. As of June 29, 2002, we had cash, cash equivalents and short-term investments of $560.4 million and working capital of $842.3 million. Cash provided by operations of $74.2 million for the first three months of fiscal 2003 was $82.3 million higher than the $8.1 million used by operations during the first three months of fiscal 2002. Increases in cash generated by operations resulted primarily from higher net income and an increase in accounts payable which were partially offset by increases in accounts receivable and prepaid expenses and other current assets. The increase in accounts payable at June 29, 2002 is attributable to wafer receipts late in the quarter and reflects timing of when invoices become due.

Net cash used in investing activities of $70.7 million during the first three months of fiscal 2003 included net purchases of available-for-sale securities of $59.8 million and $10.9 million for purchases of property, plant and equipment. During the first quarter of fiscal 2002, investing activities included net proceeds of $7.4 million from the sale or maturity of available-for-sale securities, offset by $34.8 million of property, plant and equipment purchases.

Net cash used in financing activities was $18.6 million in the first three months of fiscal 2003 and consisted of $28.0 million for the acquisition of treasury stock, partially offset by $9.4 million of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2002 period, net cash used in financing activities of $12.8 million included $34.7 million for the acquisition of treasury stock, partially offset by $19.9 million of proceeds from the issuance of common stock under employee stock plans and $2.0 million in proceeds from sales of put options.

Stockholders’ equity increased $1.2 million during the first three months of fiscal 2003. The increase was attributable to the $41.0 million in net income for the three months ended June 29, 2002, the issuance of common stock under employee stock plans of $9.6 million, $2.1 million in deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $8.4 million. The increase was partially offset by $31.9 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and $28.0 million for the acquisition of treasury stock.

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (June 30, 2002 to March 31, 2003)	$2,912
2004	2,910
2005	2,408
2006	1,887
2007	1,382
Thereafter	3,460

$14,959

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

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•	limited visibility of demand for products, especially new products;

•	increased dependence on turns orders (orders received and shipped within the same fiscal quarter);

•	erosion of average selling prices;

•	shift in product mix could negatively impact gross margins;

•	excess inventory within the supply chain;

•	reduced capital spending by telecommunications service providers and others;

•	overbuilding of OEM products, including communication infrastructure;

•	further deterioration in demand could lead to further excess and obsolete inventories and corresponding write-downs;

•	reduction in volumes could cause lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements;

•	a prolonged global economic recession has impacted negatively the demand for our products or those of our customers;

•	a faster than expected increase in demand could result in a shortage of capacity at our wafer providers; and,

•	an extended increase in demand could lengthen cycle times and result in higher than anticipated inventory requirements.

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others). In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers’ products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue volatility if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand causes them to slow orders of our products. Changes in our product mix could adversely affect gross margins. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. An increase in demand could result in longer lead times causing delays in customer production schedules. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. For example, the overbuilding in the telecommunications industry has resulted in a reduction in capital spending causing a slowdown in orders for our products. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial fluctuations in future operating results.

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent strengthening of the Euro and Yen against the Dollar had no material impact to our business, continued volatility could impact our European and Japanese customers. Conversely, if the dollar strengthens in value relative to other major currencies, our ability to sell at competitive prices may be diminished. Currency instability may increase credit risks as the weak currencies may impair our customers’ ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the near future.

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corp (Seiko) and in the U.S. by International Business Machines Corporation (IBM). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

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

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design wins;

•	ability to engage in key relationships with companies that provide synergistic products and services;

•	ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as to circuit geometries smaller than 0.13 micron;

•	achieving acceptable yields;

•	ability to obtain adequate product production from our wafer foundries and assembly subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined cores of logic;

•	industry acceptance; and,

•	successful deployment of systems by our customers.

We cannot assure that our product development efforts will be successful, that our new products will achieve industry acceptance or that we will achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future. As a result, we will be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Competition

Our programmable logic devices (PLDs) compete in the logic industry, an industry which is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition, both from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice) and from new companies that may enter the traditional programmable logic market segment. In addition, as we enter the embedded processor and embedded multi-gigabit transceiver markets, we will encounter new competitors in the traditional large Application Specific Integrated Circuits (ASICs) market such as Texas Instruments Incorporated, LSI Logic Corporation and Agere Systems Inc. We believe that important competitive factors in the programmable logic industry include:

•	product pricing;

•	product performance, reliability, power consumption, and density;

•	field upgradability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	functionality of predefined cores of logic; and,

•	ability to provide timely customer service and support.

Our strategy for expansion in the logic market segment includes continued introduction of new product architectures that address high-volume, low-cost applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products. However, we cannot assure that we will be successful in achieving these strategies.

Our major sources of competition are the following:

•	providers of high-density programmable logic products characterized by Field Programmable Gate Array (FPGA)-type architectures;

•	providers of high-volume and low-cost FPGAs as programmable replacements for standard cell or gate array based ASICs and Application Specific Standard Products (ASSPs);

•	providers of ASICs and ASSPs who are beginning to embed incremental amounts of programmable logic within their products;

•	providers of high-speed, low-density Complex Programmable Logic Devices (CPLDs);

•	manufacturers of standard cell and custom gate arrays;

•	manufacturers of products with embedded processors;

•	manufacturers of products with embedded multi-gigabit transceivers;

•	providers of competitive software development tools; and,

•	other providers of new or emerging programmable logic products.

We compete with high-density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high-speed implementation, quick time-to-market, and system-level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, and reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With our Spartan family, which is our low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than we have. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility, and the ability to deliver complete solutions to customers. Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors to the logic market segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes, and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of integrated circuit products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

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

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period.

We are expanding our Ireland facility and we periodically enter into forward currency exchange contracts against the Euro. During the quarter ended June 29, 2002, we had two outstanding contracts expire that totaled approximately U.S. $3.4 million. At June 29, 2002, there were no significant outstanding contracts but we anticipate that we may purchase additional Euro forward contracts in the future to reduce exposures as we complete the expansion of the Ireland facility as well as to hedge our overseas monthly operating expenses.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002, and the IRS filing a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. We believe the claims are without merit and intend to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on our results of operations or our financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date August 13, 2002