Form 10-Q
period 2002-09-28
XILINX INC
filed 2002-11-12
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 28, 2002 or

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

YES  ☒         NO  ☐

Class	Shares Outstanding at November 1, 2002
Common Stock, $.01 par value	337,109,271

Part I.	Financial Information

Item 1.	Financial Statements

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001
Net revenues	$277,871	$224,645	$567,724	$513,971

Costs and expenses:
Cost of revenues	113,741	199,751	234,077	340,699
Research and development	55,272	48,475	112,048	103,411
Selling, general and administrative	58,582	55,308	117,479	120,705
Amortization of goodwill and other intangibles	3,722	10,750	7,444	21,500
Impairment loss on intangible assets and equipment	—	25,336	—	25,336

Total costs and expenses	231,317	339,620	471,048	611,651

Operating income (loss)	46,554	(114,975)	96,676	(97,680)

Write-down of United Microelectronics Corp. investment	—	(191,852)	—	(191,852)
Altera Corporation lawsuit settlement	—	19,400	—	19,400
Interest and other income, net	5,770	5,302	11,061	13,676

Income (loss) before income taxes	52,324	(282,125)	107,737	(256,456)

Provision (benefit) for income taxes	13,604	(106,101)	28,011	(98,914)

Net income (loss)	$38,720	$(176,024)	$79,726	$(157,542)

Net income (loss) per share:
Basic	$0.11	$(0.53)	$0.24	$(0.47)

Diluted	$0.11	$(0.53)	$0.23	$(0.47)

Shares used in per share calculations:
Basic	337,481	333,650	336,813	332,953

Diluted	346,902	333,650	349,681	332,953

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	Sep. 28, 2002	March 30, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$145,947	$230,336
Short-term investments	451,012	279,381
Accounts receivable, net	175,245	148,432
Inventories	128,173	79,289
Deferred tax assets	131,595	142,026
Prepaid expenses and other current assets	96,815	119,289

Total current assets	1,128,787	998,753

Property, plant and equipment, at cost	664,197	646,787
Accumulated depreciation and amortization	(216,510)	(197,017)

Net property, plant and equipment	447,687	449,770
Long-term investments	309,372	289,727
Investment in United Microelectronics Corp.	240,707	380,362
Goodwill, net	100,724	100,724
Other intangible assets, less accumulated amortization of $36,167 and $56,196 in September and March, respectively	25,897	33,950
Other assets	98,914	82,074

Total assets	$2,352,088	$2,335,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,805	$36,731
Accrued payroll and related liabilities	45,716	33,883
Income taxes payable	49,841	37,897
Deferred income on shipments to distributors	92,798	69,781
Other accrued liabilities	18,017	17,548

Total current liabilities	269,177	195,840

Deferred tax liabilities	178,879	235,780
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,371	3,361
Additional paid-in capital	728,129	719,747
Retained earnings	1,175,534	1,107,281
Treasury stock, at cost	(7,433)	(8,197)
Accumulated other comprehensive income	4,431	81,548

Total stockholders’ equity	1,904,032	1,903,740

Total liabilities and stockholders’ equity	$2,352,088	$2,335,360

(1)	Derived from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	Sep. 28, 2002	Sep. 29, 2001
Cash flows from operating activities:
Net income (loss)	$79,726	$(157,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,856	55,596
Amortization of deferred compensation	3,668	4,974
Net gain on sale of available-for-sale securities	(2,514)	(5,066)
Impairment loss on intangible assets	—	14,925
Impairment loss on equipment	—	10,411
Other-than-temporary loss on investments	—	1,911
Write-down of United Microelectronics Corp. investment	—	191,852
Tax benefit from exercise of stock options	10,869	37,075
Changes in assets and liabilities:
Accounts receivable, net	(26,813)	82,549
Inventories	(34,484)	159,882
Deferred income taxes	(4,732)	(35,906)
Prepaid expenses and other current assets	(6,832)	(5,993)
Other assets	(343)	(23,329)
Accounts payable	26,074	(75,764)
Accrued liabilities	12,750	(2,984)
Income taxes payable	21,144	(104,267)
Deferred income on shipments to distributors	23,017	(70,376)

Total adjustments	58,660	235,490

Net cash provided by operating activities	138,386	77,948

Cash flows from investing activities:
Purchases of available-for-sale securities	(686,515)	(411,548)
Proceeds from sale or maturity of available-for-sale securities	505,356	411,233
Purchases of property, plant and equipment	(24,220)	(54,916)

Net cash used in investing activities	(205,379)	(55,231)

Cash flows from financing activities:
Acquisition of treasury stock	(42,169)	(72,982)
Proceeds from issuance of common stock	24,773	40,119
Proceeds from sale of put options	—	2,970

Net cash used in financing activities	(17,396)	(29,893)

Net decrease in cash and cash equivalents	(84,389)	(7,176)

Cash and cash equivalents at beginning of period	230,336	208,693

Cash and cash equivalents at end of period	$145,947	$201,517

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$42,493	$128,327
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$(19,085)	$22,943

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the fiscal year ended March 30, 2002. The interim financial statements reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 2003 or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. The quarters ended September 28, 2002 and September 29, 2001 each included 13 weeks. The six months ended September 28, 2002 and September 29, 2001 each included 26 weeks.

2.	Recent Accounting Pronouncements

Effective the beginning of the first quarter of fiscal 2003, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. This adoption had no impact on the Company’s financial statements. As required by SFAS No. 142, the Company stopped amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. The remaining unamortized goodwill balance of $100.7 million is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no impairment.

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001
Net income (loss) as reported	$38,720	$(176,024)	$79,726	$(157,542)
Goodwill amortization, net of tax	—	7,469	—	15,388

Adjusted net income (loss)	$38,720	$(168,555)	$79,726	$(142,154)

Per share—basic:
Reported net income (loss)	$0.11	$(0.53)	$0.24	$(0.47)
Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted net income (loss)	$0.11	$(0.51)	$0.24	$(0.43)

Per share—diluted:
Reported net income (loss)	$0.11	$(0.53)	$0.23	$(0.47)
Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted net income (loss)	$0.11	$(0.51)	$0.23	$(0.43)

At the beginning of fiscal 2003, the Company adopted SFAS 144, which supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held and used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be “held for sale.” SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial position.

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

As of September 28, 2002, two distributors, the Memec Group and Avnet, Inc., accounted for 52% and 24% of total accounts receivable, respectively. The Memec Group accounted for 46% and 47% of worldwide net revenues in the second quarters of fiscal 2003 and 2002, respectively, and 45% and 44% in the first six months of fiscal 2003 and 2002, respectively. Avnet, Inc. accounted for 30% and 32% of worldwide net revenues in the second quarters of fiscal 2003 and 2002, respectively, and 31% and 30% in the first six months of fiscal 2003 and 2002, respectively.

Xilinx mitigates concentrations of credit risk in its investments in debt securities by investing more than 90% of its portfolio in AA or better grade securities as rated by Standard & Poor’s. The Company’s debt securities are primarily invested in municipal bonds, corporate bonds, commercial paper and U.S. Treasury notes. Additionally, the Company limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and types of issuers.

4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value). Inventories at September 28, 2002 and March 30, 2002 are as follows:

(in thousands)	Sep. 28, 2002	March 30, 2002
Raw materials	$11,029	$10,962
Work-in-process	78,801	46,837
Finished goods	38,343	21,490

	$128,173	$79,289

The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Xilinx’s inventory reserve policy, including the determination of obsolete or excess inventories, requires it to estimate the future demand for its products within specific time horizons, which is generally nine months. The estimates of future demand that the Company uses in the valuation of inventories are the basis for its published revenue forecast, which is also consistent with its short-term manufacturing plan. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, it could be required to record additional inventory reserves, which would have a negative impact on gross margin.

5.	Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the condensed consolidated statements of operations, and there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income (loss) per share calculation includes 9.4 million and 12.9 million common equivalent shares attributable to outstanding options for the quarter and six months ended September 28, 2002, respectively, that are not included in basic net income (loss) per share. For the quarter and six months ended September 29, 2001, 17.9 million and 19.0 million common stock equivalents attributable to the Company’s stock option plans were excluded from the calculation of diluted net loss per share, as they would be antidilutive.

Outstanding options to purchase approximately 29.3 million and 22.4 million shares, for the quarter and six months ended September 28, 2002, respectively, under the Company’s stock option plans were properly not included in the treasury stock calculation to derive diluted net income per share, in accordance with the provisions of SFAS 128, “Earnings Per Share.”

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001
Net income (loss)	$38,720	$(176,024)	$79,726	$(157,542)
Unrealized gains (losses) on available-for-sale securities arising during the period, net of tax	(45,797)	26,606	(77,173)	24
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	(320)	(1,122)	(830)	(1,932)
Net change in cumulative translation adjustment	488	191	885	(66)

Comprehensive income (loss)	$(6,909)	$(150,349)	$2,608	$(159,516)

The components of accumulated other comprehensive income at September 28, 2002 and March 30, 2002 are as follows:
(in thousands)	Sep. 28, 2002	March 30, 2002
Unrealized gain on available-for-sale securities, net of tax	$4,652	$82,654
Cumulative translation adjustment	(221)	(1,106)

Accumulated other comprehensive income	$4,431	$81,548

The change in the unrealized gain on available-for-sale securities, net of tax, primarily reflects the decrease in value of the United Microelectronics Corporation (UMC) investment since March 30, 2002. The value of the

Company’s short-term and long-term investments increased by $7.2 million during the six months ended September 28, 2002. In accordance with SFAS 115, the Company increased the value of the investments by $7.2 million, increased deferred tax liabilities by $2.9 million and increased accumulated other comprehensive income by $4.3 million.

7.	Stockholders’ Equity-Treasury Stock

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. In June 2002, the Board authorized the repurchase of an additional $100 million of common stock. During the quarter ended September 28, 2002, 613 thousand shares of common stock were repurchased for $13.8 million, and 825 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements. During the six months ended September 28, 2002, 1.4 million shares of common stock were repurchased for $41.7 million, and 1.4 million shares were reissued during the period for stock option exercises and stock purchase plan requirements. As of September 28, 2002, the Company held 51 thousand shares of treasury stock in conjunction with the stock repurchase program.

8.	Commitments

Xilinx leases certain facilities and office buildings under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (September 29, 2002 to March 31, 2003)	$2,155
2004	3,724
2005	3,050
2006	2,430
2007	1,887
Thereafter	2,861

$16,107

Most of the Company’s leases contain renewal options. Rent expense, net of sublease rental income, under all operating leases was approximately $1.0 million and $1.7 million for the three and six months ended September 28, 2002, respectively. Rent expense, net of sublease rental income, for the three and six months ended September 29, 2001 was approximately $622 thousand and $1.2 million, respectively.

9.	Investment in United Microelectronics Corporation

At September 28, 2002, the Company’s equity investment in UMC shares was valued at $240.7 million on the Company’s balance sheet. The Company’s unrestricted investment in UMC decreased by $80.6 million during the second quarter of fiscal 2003 and by $139.7 million during the first six months of fiscal 2003. The decreases were recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. Despite the decline in value during the first six months of fiscal 2003, as of September 28, 2002, the market value of the unrestricted portion of the Company’s UMC investment exceeded its adjusted cost basis of $163.7 million. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a gain or loss when it sells its UMC shares or when an other-than-temporary impairment is determined to exist.

The Company accounts for the unrestricted portion (approximately 69% at September 28, 2002) of its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 31% of the Company’s holdings at September 28, 2002) is accounted for as a cost method investment.

10.	Contingencies

In July 2000, due to the rapid anticipated growth of the Company, Xilinx purchased two adjacent buildings near downtown San Jose, California, providing 200,000 square feet of office space. These buildings were renovated, but the Company has not taken occupancy. The buildings are currently being actively marketed for lease and are being depreciated. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the existing Longmont, Colorado facility for future expansion. This facility is also being depreciated and the Company is actively marketing the property for lease. Given the current high commercial real estate vacancy rates and declining lease rates, the book value of these properties at a future date may be deemed to be in excess of market value which would necessitate the Company to record an impairment charge.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 (See Note 11). Other than this petition, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing date has been scheduled for February 2003. Xilinx believes the claims are without merit and intends to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on the Company’s results of operations or its financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

11.	Income Taxes

The Company recorded tax provisions of $13.6 million and $28.0 million for the second quarter and first six months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods. The Company recorded tax benefits of $106.1 million and $98.9 million for the second quarter and first six months of fiscal 2002, respectively, representing effective tax rates of 38% and 39%, respectively. The higher fiscal 2002 effective tax rates were primarily due to the impairment loss on intangible assets and equipment and goodwill amortization in fiscal 2002, which were not deductible for tax purposes. The adoption of SFAS 142, effective at the beginning of fiscal 2003, eliminated the amortization of goodwill.

The Company filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, the Company filed its Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to the Company’s Notice of Objection to the IRS’s cross motion and to the Company’s June 2002 supplemental motion for summary judgment. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve numerous risks and uncertainties. Actual results may differ materially. Certain of these risks and uncertainties are discussed under “Factors Affecting Future Operating Results.”

Results of Operations: Second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002

Net Revenues

We classify our product offerings into three categories by semiconductor manufacturing process technology: Advanced products, Mainstream products and Base products. These three product categories are adjusted on a regular basis to accommodate advances in our process technology. The most recent adjustment was on April 1, 2001. Advanced products include our newest technologies manufactured on 180 nanometer and smaller process technologies, which include the Spartan-II™, Spartan-IIE™, Virtex-E™, Virtex-II™, Virtex-II Pro™, Virtex-II EasyPath™ and CoolRunner-II™ product lines. Mainstream products are currently manufactured on 220 to 350 nanometer process technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner™ product lines. Base products consist of our mature product families that are currently manufactured on process technologies of 500 nanometers and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan™ families. Support products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues of $277.9 million in the second quarter of fiscal 2003 represented a 24% increase from the comparable prior year period of $224.6 million, due primarily to strong customer demand for our new products. Net revenues for the first six months of fiscal 2003 were $567.7 million, a 10% increase from the prior year comparable period of $513.9 million, also due to the strong market acceptance of new products.

Advanced products grew 92% and 73% in the second quarter and first six months of fiscal 2003, respectively, and represented 54% of net revenues in both periods, compared with 35% and 34% in the prior year periods, respectively. The significant increases in Advanced products revenues were due primarily to the strong market acceptance of Virtex-II and Spartan-II products. The Virtex-II products experienced significant growth in traditional markets such as storage, networking, telecommunications and industrial. The Spartan-II products grew substantially in the digital video, home networking and automotive markets. Mainstream and Base products decreased 13% and 24% in the second quarter and first six months of fiscal 2003, respectively, and represented 40% of net revenues in both periods, as compared with 57% and 58% in the prior year. Mainstream and Base products saw the largest revenue decline in the 4000XL, 4000XLA and 4000E product families due to the combination of weak demand and customer migration to newer product offerings. Support products decreased by 12% and 11% in the second quarter and first six months of fiscal 2003, respectively, and represented 6% of net revenues in both periods, compared with 8% in both prior year periods. Net revenues by technology for the three and six-month periods ended September 28, 2002 and September 29, 2001 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001
Advanced products	$150.6	$78.3	$304.5	$175.8
Mainstream products	73.0	80.6	148.8	185.7
Base products	38.4	47.7	80.2	113.8
Support products	15.9	18.0	34.2	38.6

Total net revenues	$277.9	$224.6	$567.7	$513.9

North American revenues grew 16% and 12% in the second quarter and first six months of fiscal 2003, respectively, and represented 50% and 51% of net revenues in the second quarter and first six months of fiscal 2003, respectively, compared with 53% and 50% in the prior year periods. The increased revenue in North America was primarily attributable to the strong market acceptance of new products.

International revenues grew 32% and 9% in the second quarter and first six months of fiscal 2003, respectively, and represented 50% and 49% of net revenues in the second quarter and first six months of fiscal 2003, respectively, compared with 47% and 50% in the prior year periods. During the three months ended September 28, 2002, net revenues in Europe and Japan increased due to the strong market acceptance of new products. For the first six months of fiscal 2003, European revenues were only slightly better than in the prior year period, while Japan’s revenues for the first half benefited from an improved second quarter performance. For the first six months of fiscal 2003, revenues for Asia Pacific/Rest of World increased primarily due to better penetration into new market segments and the transfer of manufacturing by North American original equipment manufacturers (OEM) to Asia. Net revenues by geography for the three and six-month periods ended September 28, 2002 and September 29, 2001 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001
North America	$137.8	$118.3	$290.2	$259.1
Europe	62.7	42.4	125.2	123.9
Japan	42.6	30.7	81.9	72.3
Asia Pacific/Rest of World	34.8	33.2	70.4	58.6

Total net revenues	$277.9	$224.6	$567.7	$513.9

Gross Margin

Gross margin was $164.1 million and $333.6 million for the second quarter and first six months of fiscal 2003, or 59.1% and 58.8% of net revenues, respectively. Gross margin for the comparable periods of fiscal 2002 was $24.9 million and $173.3 million, or 11.1% and 33.7% of net revenues, respectively. Gross margin percentages for the second quarter and first six months of fiscal 2003 benefited from improved yields and lower wafer and package costs. The lower gross margin percentages in fiscal 2002 from 2001 resulted from a write-down of inventories during the second quarter of fiscal 2002 and from product mix shifts away from Mainstream and Base products that generate higher margins. The inventory write-down related primarily to the Virtex and Virtex-E product families and was based on a significant decrease in backlog and forecasted demand for those products relative to the inventory levels.

If demand for our products shifts away from the older, more profitable product families, gross margin could come under pressure.

Research and Development

Research and development expenses were $55.3 million and $112.0 million for the second quarter and the first six months of fiscal 2003, respectively. Research and development expenses were $48.5 million and $103.4 million for the comparable prior year periods. Research and development expenses for the second quarter and the first six months of fiscal 2003 include non-cash deferred stock compensation of $1.6 million and $3.7 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips). Research and development expenses for the second quarter and the first six months of fiscal 2002 include RocketChips’ deferred stock compensation of $2.1 million and $4.3 million, respectively. Excluding RocketChips’ deferred stock compensation, research and development expenses were $53.7 million for the second quarter and $108.3 million for the first six months of fiscal 2003, or 19% of net revenues for both periods. Excluding RocketChips’ deferred stock compensation, research and development expenses for the comparable periods in the prior year were $46.4 million and $99.1 million, or 21% and 19% of net revenues, respectively. The increase in research and development expenses over the prior year’s second quarter and six-month period was primarily attributable to increases in employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses.

We remain committed to a significant level of research and development effort in order to deliver superior products to our customers.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $58.6 million and $117.5 million for the second quarter and first six months of fiscal 2003, respectively, or 21% of net revenues for both periods. SG&A expenses were $55.3 million, or 25% of net revenues and $120.7 million, or 23% of net revenues for the comparable prior year periods. The increase in SG&A expenses for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was primarily attributable to employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses as well as higher sales commissions, partially offset by a reduction in legal expenses occurring subsequent to the settlement of the Altera Corporation (Altera) litigation. The decrease in SG&A expenses for the first six months of fiscal 2003 was primarily attributable to a reduction in legal expenses as a result of the settlement of the Altera litigation, partially offset by an increase in employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses as well as higher sales commissions.

Amortization of Goodwill and Other Intangibles

Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, we no longer amortize goodwill but continue to amortize other intangible assets.

Amortization expense for all intangible assets for the three and six months ended September 28, 2002 was $3.8 million and $8.1 million, respectively. Of these amounts, $3.7 million and $7.4 million of intangibles amortization for the three and six months ended September 28, 2002, respectively, related to the RocketChips’ acquisition and the remaining amounts related to other technology acquisitions.

For the three and six months ended September 29, 2001, amortization expense for all intangible assets was $12.5 million and $25.9 million, respectively. Of these amounts, $10.8 million and $21.5 million of intangibles amortization for the three and six months ended September 29, 2001, respectively, related to the acquisition of RocketChips and the remaining amounts related to other technology acquisitions.

Impairment Loss on Intangible Assets and Equipment

The impairment loss on intangible assets and equipment of $25.3 million recognized during the second quarter of fiscal 2002 includes $14.9 million of write-offs relating to goodwill and other intangible assets associated with a number of acquisitions and $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth. Due to the fact that the carrying amount of these assets was not recoverable, these charges were recorded in accordance with SFAS 121.

UMC Investment Valuation

At September 28, 2002, our equity investment in UMC shares was valued at $240.7 million on the Company’s balance sheet. Our unrestricted investment in UMC decreased by $80.6 million during the second quarter of fiscal 2003 and by $139.7 million during the first six months of fiscal 2003. The decreases were recorded within stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes. Despite the decline in value in the first six months of fiscal 2003, at September 28, 2002, the market value of the unrestricted portion of our UMC investment exceeded its adjusted cost basis of $163.7 million. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a gain or loss when we sell our UMC shares or when an other-than-temporary impairment is determined to exist.

We account for the unrestricted portion (approximately 69% at September 28, 2002) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 31% of the Company’s holdings at September 28, 2002) is accounted for as a cost method investment.

Altera Corporation Lawsuit Settlement

On July 18, 2001, we settled all of our outstanding patent litigation with Altera, under which Altera paid the Company $20 million and both parties exchanged limited patent licenses and agreements not to sue under any patent for at least five years. During the second quarter of fiscal 2002 we recorded a gain associated with the settlement of $19.4 million, net of settlement costs of $600 thousand.

Interest and Other Income, Net

Interest and other income, net was $5.8 million in the second quarter of fiscal 2003 compared to $5.3 million in the prior year quarter. The increase was primarily due to higher average cash and investment balances in fiscal 2003 partially offset by lower interest rates. Interest and other income, net decreased to $11.1 million in the first six months of fiscal 2003 from $13.7 million in the prior year’s comparable period. The decrease was primarily due to a reduction in portfolio capital gains and lower interest rates in the first six months of fiscal 2003 as compared to the prior year period.

Provision (Benefit) for Income Taxes

We recorded tax provisions of $13.6 million and $28.0 million for the second quarter and first six months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods. We recorded tax benefits of $106.1 million and $98.9 million for the second quarter and first six months of fiscal 2002, respectively, representing effective tax rates of 38% and 39%, respectively. The higher fiscal 2002 effective tax rates were primarily due to the impairment loss on intangible assets and equipment and goodwill amortization in fiscal 2002, which were not deductible for tax purposes. The adoption of SFAS 142, effective at the beginning of fiscal 2003, eliminated the amortization of goodwill.

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. We filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to our Notice of Objection to the IRS’s cross motion and to our June 2002 supplemental motion for summary judgment. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Inflation

For the periods reflected in this report, the effects of inflation on our financial results have not been significant. We cannot assure, however, that inflation will not affect us materially in the future.

Financial Condition, Liquidity and Capital Resources

We have used a combination of cash flows from operations and equity financing to support ongoing business activities, acquire critical technologies and make investments in complementary technologies, purchase facilities and capital equipment, purchase securities, repurchase our common stock under our stock repurchase program and finance inventories and accounts receivable. Additionally, our investment in UMC is available for future sale, subject to restrictions.

We continued to generate positive cash flows from operations during the first six months of fiscal 2003. As of September 28, 2002, we had cash, cash equivalents and short-term investments of $597.0 million and working capital of $859.6 million. Cash provided by operations of $138.4 million for the first six months of fiscal 2003 was

$60.5 million higher than the $77.9 million generated during the first six months of fiscal 2002. Increases in cash generated by operations resulted primarily from increased profitability, receipt of a Federal income tax refund of approximately $20.3 million and an increase in accounts payable which were partially offset by increases in accounts receivable and inventories.

The combination of cash and cash equivalents and short-term and long-term investments at September 28, 2002 totaled $906.3 million compared with $799.4 million at March 30, 2002. Net cash used in investing activities of $205.4 million during the first six months of fiscal 2003 included net purchases of available-for-sale securities of $181.2 million and $24.2 million for purchases of property, plant and equipment. During the first six months of fiscal 2002, net cash used in investing activities of $55.2 million included net purchases of available-for-sale-securities of $315 thousand and $54.9 million of property, plant and equipment purchases.

Net cash used in financing activities was $17.4 million in the first six months of fiscal 2003 and consisted of $42.2 million for the acquisition of treasury stock, partially offset by $24.8 million of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2002 period, net cash used in financing activities of $29.9 million included $73.0 million for the acquisition of treasury stock, partially offset by $40.1 million of proceeds from the issuance of common stock under employee stock plans and $3.0 million in proceeds from sales of put options.

Stockholders’ equity increased $292 thousand during the first six months of fiscal 2003. The increase was attributable to the $79.7 million in net income for the six months ended September 28, 2002, the issuance of common stock under employee stock plans of $24.9 million, $3.7 million in deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $11.7 million. The increase was partially offset by $78.0 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and $41.7 million for the acquisition of treasury stock.

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (September 29, 2002 to March 31, 2003)	$2,155
2004	3,724
2005	3,050
2006	2,430
2007	1,887
Thereafter	2,861

$16,107

Xilinx has not established any special purpose entities.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make predictions about future events that are inherently uncertain. Our most critical accounting estimates include: valuation of our UMC shares and the valuation of our non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; valuation of inventories, which impacts cost of revenues and gross margin; and the assessment of recoverability of goodwill, other intangible assets and other long-lived assets, which impacts impairment recognition. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that may not require us to make estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition, including the deferral of revenue on sales to distributors.

Our ability to recover the book value of our investments in UMC shares and our non-marketable equity securities is largely dependent on equity market conditions and/or the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. In addition, we are required to review all of our investments for impairment. This requires significant judgment, including assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from our projections, and/or the equity markets decline further, we may incur additional charges in future periods. At September 28, 2002, our investment in UMC shares totaled $240.7 million and our strategic investments in non-marketable equity securities totaled $20.4 million.

The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Our inventory reserve policy, including the determination of obsolete or excess inventories, requires us to estimate the future demand for our products within specific time horizons, which is generally nine months. The estimates of future demand that we use in the valuation of inventories are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on gross margin.

In conjunction with the implementation of the new accounting rules for goodwill, as of the beginning of fiscal 2003, we completed a goodwill impairment review for RocketChips, the reporting unit that has all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on a discounted future cash flow approach that includes estimates of future market growth rates, market segment share, revenues and product costs for the group as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying operations. The estimates we used assume that we will gain market segment share in the future and that the markets RocketChips serves would experience a gradual recovery and a return to growth from the current trends. We may incur goodwill impairment charges in the future if some or all of the following events occur: Failure to successfully integrate the RocketChips’ technology, failure to deliver new products, failure to gain expected market acceptance, or failure to achieve our assumed revenue growth rates or assumed gross margin assumptions. The book value of all goodwill and acquisition related intangibles totaled $126.6 million as of September 28, 2002.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Nearly all of our employees participate in the plan.

Employee and Executive Option Grants
Year-to-Date as of September 28, 2002 and Full Year Fiscal 2002 and 2001

	2003 YTD	2002	2001

Net grants during the period as a % of outstanding shares	1.2%	2.9%	2.2%

Grants to listed officers during the period as a % of total options granted	10.7%	8.6%	4.9%

Grants to listed officers during the period as a % of outstanding shares	0.1%	0.2%	0.1%

Cumulative options held by listed officers as a % of total outstanding options	14.2%	14.0%	13.7%

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ National Market. See the “Report Of The Compensation Committee On Executive Compensation” appearing in the Company’s proxy statement dated June 17, 2002 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

General Option Information

	Shares Available for Options	Options Outstanding
(shares in thousands)		Number of Shares	Weighted Average Exercise Price

March 31, 2001	23,863	54,425	$19.98
Granted	(9,804)	9,804	36.34
Exercised	—	(6,359)	9.10
Forfeited	1,101	(1,101)	40.80

March 31, 2002	15,160	56,769	23.45
Additional shares reserved	13,209	—	—
Granted	(4,186)	4,186	37.88
Exercised	—	(1,595)	7.98
Forfeited	365	(365)	44.92

September 28, 2002	24,548	58,995	$24.76

During the first half of fiscal 2003, we granted options to purchase approximately 4.2 million shares of our stock to our employees. The net options granted after forfeitures represented 1.1% of our total outstanding shares of approximately 336 million as of the beginning of fiscal 2003. For additional information about our employee stock option plan activity for the years 2000 through 2002, please refer to the Company’s Form 10-K for the fiscal year ended March 30, 2002.

In-the-Money and Out-of-the-Money Option Information As of September 28, 2002

(shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price

In-the-Money	28,471	55	28,526	$8.73
Out-of-the-Money (1)	14,985	15,484	30,469	$38.22
Total Options Outstanding	43,456	15,539	58,995	$18.90

(1)	Out-of the-money options are those options with an exercise price equal to or above the closing price of $16.28 per share at September 28, 2002.

As of September 28, 2002, the total outstanding options held by the five most highly compensated executive officers amounted to 14.2% of the approximately 59.0 million outstanding options held by all employees.

Options Granted to Listed Officers Year-to-Date as of September 28, 2002 Individual Grants

	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%

Willem P. Roelandts	150,000	3.6%	$42.46	04/01/12	$0.00	$0.00
Richard W. Sevcik	110,000	2.6%	$42.46	04/01/12	$0.00	$0.00
Steven D. Haynes	70,000	1.7%	$42.46	04/01/12	$0.00	$0.00
Kris Chellam	80,000	1.9%	$42.46	04/01/12	$0.00	$0.00
Randy Ong	35,000	0.8%	$42.46	04/01/12	$0.00	$0.00

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)	Option values based on stock price of $16.28 per share at September 28, 2002.

For the first half of fiscal 2003, options granted to the five most highly compensated executive officers amounted to 10.7% of the grants made to all employees.

Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year. In fiscal 2002, they were a higher percentage of the total grants than in the other periods shown as they included additional grants to key officers in recognition of their future potential in leading the Company. These additional grants are not made every year. In addition, the number of newly hired employees was lower in fiscal 2002 as a result of our cost containment efforts and thus the level of option grants to newly hired employees was lower. For additional information about the compensation of our executive officers and stock option grants to our top five executive officers, please refer to our proxy statement dated June 17, 2002.

Options Exercises and Remaining Holdings of Listed Officers Year-to-Date as of September 28, 2002 Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 28, 2002		Value of Unexercised In-the-Money Options at September 28, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable

Willem P. Roelandts	—	—	4,430,185	609,335	$28,290,747	$2,676
Richard W. Sevcik	—	—	1,233,426	241,091	$4,991,720	—
Steven D. Haynes	—	—	366,433	143,681	$1,185,219	$5,285
Kris Chellam	10,000	$106,137	628,024	168,185	$3,613,113	—
Randy Ong	—	—	460,540	102,771	$2,767,575	—

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•	limited visibility of demand for products, especially new products;
•	increased dependence on turns orders (orders received and shipped within the same fiscal quarter);
•	erosion of average selling prices;
•	negative impact on gross margins due to product mix shifts;
•	excess inventory within the supply chain including overbuilding of OEM products, including communication infrastructure;
•	reduced capital spending by telecommunications service providers and others;
•	additional excess and obsolete inventories and corresponding write-downs due to further deterioration in demand;
•	lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements;
•	weaker demand for our products or those of our customers due to a prolonged recovery from the telecommunications correction; and,
•	an increase in demand could result in longer lead times causing delays in customer production schedules.

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

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the Dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks as the weak currencies may impair our customers’ ability to repay existing obligations. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments, such as experienced after the terrorist attacks on September 11, 2001, could lead to a contraction of capital spending by our customers. Additional risks to us include government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;
•	ability to generate new design wins;
•	ability to engage in key relationships with companies that provide synergistic products and services;
•	ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as to circuit geometries on 130 nanometers and smaller;
•	achieving acceptable yields;
•	ability to obtain adequate product production from our wafer foundries and assembly subcontractors;
•	ability to obtain advanced packaging;
•	availability of supporting software design tools;
•	utilization of predefined cores of logic;
•	industry acceptance; and,
•	successful deployment of systems by our customers.

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

Competition

Our programmable logic devices (PLDs) compete in the logic industry, an industry which is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition, both from our primary PLD competitors, Altera and Lattice Semiconductor Corporation (Lattice) and from new companies that may enter the traditional programmable logic market segment. In addition, as we enter the embedded processor and embedded multi-gigabit transceiver markets, we will encounter new competitors in the traditional large Application Specific Integrated Circuits (ASICs) market such as Texas Instruments Incorporated, LSI Logic Corporation and Agere Systems Inc. (Agere). We believe that important competitive factors in the programmable logic industry include:

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

We could also face competition from our licensees. Under a license from us, Lucent Technologies (Lucent) had rights to manufacture and market our XC3000 FPGA products and also to employ that technology to provide additional high-density FPGA products. In 2001, Lucent assigned its rights to Agere. Agere has subsequently sold a portion of its programmable logic business to Lattice. Under the terms of the Xilinx license grant, no rights of Agere are transferable to Lattice. Seiko has rights to manufacture some of our older products and market them in Japan and Europe, but is not currently doing so. We granted a license to use certain of our patents to Advanced

Micro Devices (AMD). AMD produced certain PLDs under that license through its wholly-owned subsidiary, Vantis. In June 1999, AMD sold the Vantis subsidiary to Lattice. In conjunction with Xilinx’s settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement.

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

Euro Currency

In January 2002, the Euro replaced the sovereign currencies of 12 (of the 15) member countries of the European Union and Greece. The conversion process did not have a material adverse impact on our operations and systems.

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

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the statement of operations in the current period.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

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

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002, and the IRS filing a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to our Notice of Objection to the IRS’s cross motion and to our June 2002 supplemental motion for summary judgment. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing date has been scheduled for February 2003. We believe the claims are without merit and intend to vigorously contest the claims. At this point in time, it is premature to comment on the likely outcome of this case. Given the nature of the action, however, it is unlikely this case will have a material effect on our results of operations or our financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 8, 2002.

(1)	Election of directors

	Votes For	Votes Withheld
Bernard V. Vonderschmitt	294,034,113	4,034,234
Willem P. Roelandts	294,795,618	3,272,729
John L. Doyle	294,740,909	3,327,438
Jerald G. Fishman	294,798,845	3,269,502
Philip T. Gianos	294,799,714	3,268,633
William G. Howard, Jr.	294,797,279	3,271,068
Frank Seiji Sanda (decided to not stand for re-election)
Richard W. Sevcik	294,787,509	3,280,838
Elizabeth Vanderslice	294,753,855	3,314,492

(2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 29, 2003.

For	Against	Abstain
284,929,419	11,965,611	1,173,316

Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

We continuously evaluate our internal controls and make changes to improve them. However, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

99.5	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

99.8	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

99.9	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

(b)	Reports on Form 8-K

On August 13, 2002, Xilinx filed a report on Form 8-K relating to statements under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to Exchange Act filings.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date	November 11, 2002	/s/ KRIS CHELLAM
Kris Chellam Senior Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)