Form 10-Q
period 2002-12-28
XILINX INC
filed 2003-02-10
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2002 or

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒        No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 31, 2003
Common Stock, $.01 par value	337,408,839

Part I.    Financial Information

Item 1.    Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Net revenues	$282,739	$228,110	$850,463	$742,081

Costs and expenses:
Cost of revenues	117,123	101,868	351,200	442,567
Research and development	53,087	49,131	165,135	152,542
Selling, general and administrative	56,222	52,375	173,701	173,080
Amortization of goodwill (through fiscal 2002) and other intangibles	3,597	10,750	11,041	32,250
Impairment loss on excess facilities, intangible assets and equipment	54,691	—	54,691	25,336

Total costs and expenses	284,720	214,124	755,768	825,775

Operating income (loss)	(1,981)	13,986	94,695	(83,694)

Impairment loss on investments	(8,254)	—	(8,254)	(1,960)
Impairment loss on United Microelectronics Corp. investment	—	—	—	(191,852)
Altera Corporation lawsuit settlement	—	—	—	19,400
Interest and other income, net	5,600	4,478	16,661	20,114

Income (loss) before income taxes	(4,635)	18,464	103,102	(237,992)
Provision (benefit) for income taxes	(1,205)	8,807	26,806	(90,107)

Net income (loss)	$(3,430)	$9,657	$76,296	$(147,885)

Net income (loss) per share:
Basic	$(0.01)	$0.03	$0.23	$(0.44)

Diluted	$(0.01)	$0.03	$0.22	$(0.44)

Shares used in per share calculations:
Basic	337,242	334,363	336,948	333,223

Diluted	337,242	350,691	348,827	333,223

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 28, 2002	March 30, 2002
(in thousands, except par value amounts)	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$227,553	$230,336
Short-term investments	456,532	279,381
Accounts receivable, net	124,597	148,432
Inventories	137,161	79,289
Deferred tax assets	121,752	142,026
Prepaid expenses and other current assets	41,236	119,289

Total current assets	1,108,831	998,753

Property, plant and equipment, at cost	617,608	646,787
Accumulated depreciation and amortization	(226,496)	(197,017)

Net property, plant and equipment	391,112	449,770
Long-term investments	337,733	289,727
Investment in United Microelectronics Corp.	229,497	380,362
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $39,802 and $56,196 as of December 28, 2002 and March 30, 2002, respectively	22,262	33,950
Other assets	94,014	82,074

Total assets	$2,284,173	$2,335,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,990	$36,731
Accrued payroll and related liabilities	46,995	33,883
Income taxes payable	49,368	37,897
Deferred income on shipments to distributors	77,575	69,781
Other accrued liabilities	14,179	17,548

Total current liabilities	228,107	195,840

Deferred tax liabilities	161,813	235,780
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,373	3,361
Additional paid-in capital	728,661	719,747
Retained earnings	1,173,431	1,107,281
Treasury stock, at cost	(8,205)	(8,197)
Accumulated other comprehensive income (loss)	(3,007)	81,548

Total stockholders’ equity	1,894,253	1,903,740

Total liabilities and stockholders’ equity	$2,284,173	$2,335,360

(1)	Derived from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Dec. 28, 2002	Dec. 29, 2001
Cash flows from operating activities:
Net income (loss)	$76,296	$(147,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,643	81,187
Amortization of deferred compensation	5,054	8,897
Net gain on sale of available-for-sale securities	(3,553)	(7,030)
Impairment loss on excess facilities	53,836	—
Impairment loss on intangible assets	—	14,925
Impairment loss on equipment	855	10,411
Impairment loss on investments	8,254	3,058
Impairment loss on United Microelectronics Corp. investment	—	191,852
Tax benefit from exercise of stock options	14,301	53,731
Changes in assets and liabilities:
Accounts receivable, net	23,834	98,266
Inventories	(40,515)	195,734
Deferred income taxes	(4,838)	(517)
Prepaid expenses and other current assets	45,618	9,147
Other assets	(354)	(53,936)
Accounts payable	3,259	(73,339)
Accrued liabilities	10,214	1,561
Income taxes payable	13,516	(124,509)
Deferred income on shipments to distributors	7,794	(83,456)

Total adjustments	191,918	325,982

Net cash provided by operating activities	268,214	178,097

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,089,566)	(736,426)
Proceeds from sale or maturity of available-for-sale securities	874,784	662,988
Purchases of property, plant and equipment	(35,238)	(66,854)

Net cash used in investing activities	(250,020)	(140,292)

Cash flows from financing activities:
Acquisition of treasury stock	(51,582)	(100,853)
Proceeds from issuance of common stock	30,605	55,823
Proceeds from sale of put options	—	2,970

Net cash used in financing activities	(20,977)	(42,060)

Net decrease in cash and cash equivalents	(2,783)	(4,255)
Cash and cash equivalents at beginning of period	230,336	208,693

Cash and cash equivalents at end of period	$227,553	$204,438

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$51,136	$128,327
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$(69,854)	$22,943

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. The quarters ended December 28, 2002 and December 29, 2001 each included 13 weeks. The nine months ended December 28, 2002 and December 29, 2001 each included 39 weeks.

2.    Recent Accounting Pronouncements

Effective the beginning of the first quarter of fiscal 2003, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. This adoption had no impact on the Company’s financial statements. As required by SFAS 142, the Company stopped amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. The remaining unamortized goodwill balance of $100.7 million is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company completed a goodwill impairment review during the third quarter of fiscal 2003 and found no impairment. The Company continues to assess the value of its long-lived assets and this could result in an additional impairment in the future.

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Net income (loss) as reported	$(3,430)	$9,657	$76,296	$(147,885)
Goodwill amortization, net of tax	—	7,137	—	22,525

Adjusted net income (loss)	$(3,430)	$16,794	$76,296	$(125,360)

Per share—basic:
Reported net income (loss)	$(0.01)	$0.03	$0.23	$(0.44)
Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted net income (loss)	$(0.01)	$0.05	$0.23	$(0.38)

Per share—diluted:
Reported net income (loss)	$(0.01)	$0.03	$0.22	$(0.44)
Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted net income (loss)	$(0.01)	$0.05	$0.22	$(0.38)

At the beginning of fiscal 2003, the Company adopted SFAS 144, which supercedes both SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used.” In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held and used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be “held for sale.” SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The initial adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial position (See Note 10).

In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is superseded by FIN 45. The Interpretation’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. FIN 45 is not anticipated to have a material impact on the Company’s current financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting used for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure requirements of SFAS 148 for financial statements in its first quarter for fiscal 2004 but has elected to early adopt the interim disclosure requirements. The Company intends to continue accounting for its stock purchase plan and stock option plans under the provisions of APB 25 “Accounting For Stock Issued to Employees.” SFAS 148 is not anticipated to have a material impact on the Company’s financial condition.

3.    Significant Customers

As of December 28, 2002, two distributors, the Memec Group and Avnet, Inc., accounted for 57% and 29% of total accounts receivable, respectively. The Memec Group accounted for 46% and 47% of worldwide net revenues in the third quarters of fiscal 2003 and 2002, respectively, and 45% in the first nine months of fiscal 2003 and 2002. Avnet, Inc. accounted for 31% of worldwide net revenues in the third quarters of fiscal 2003 and 2002, and 31% and 30% in the first nine months of fiscal 2003 and 2002, respectively.

4.    Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value). Inventories at December 28, 2002 and March 30, 2002 are as follows:

(in thousands)	Dec. 28, 2002	March 30, 2002
Raw materials	$2,288	$10,962
Work-in-process	91,273	46,837
Finished goods	43,600	21,490

	$137,161	$79,289

The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Xilinx’s inventory reserve policy, including the determination of obsolete or excess inventories, requires it to estimate future demand for its products within specific time horizons, which is generally nine months. The estimates of future demand that the Company uses in the valuation of inventories are the basis for its published revenue forecast, which is also consistent with its near-term manufacturing plan. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, it could be required to record additional inventory write-downs, which would have a negative impact on gross margin.

5.    Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the condensed consolidated statements of operations, and there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income (loss) per share calculation includes 16.3 million and 11.9 million common equivalent shares attributable to outstanding stock options for the quarter ended December 29, 2001 and the nine months ended December 28, 2002, respectively, that are not included in basic net income (loss) per share. For the quarter ended December 28, 2002 and the nine months ended December 29, 2001, 9.6 million and 18.2 million common stock equivalents attributable to the Company’s stock option plans were excluded from the calculation of diluted net loss per share, as they would be antidilutive.

Outstanding out-of-the-money stock options to purchase approximately 29.1 million and 22.6 million shares, for the quarter and nine months ended December 28, 2002, respectively, under the Company’s stock option plans were not included in the treasury stock calculation to derive diluted net income (loss) per share as they would be antidilutive. For the quarter and nine months ended December 29, 2001, outstanding out-of-the-money stock options to purchase approximately 11.6 million and 8.7 million shares, respectively, were not included in the treasury stock calculation to derive diluted net income (loss) per share as they would be antidilutive. These options could be dilutive in the future.

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Net income (loss)	$(3,430)	$9,657	$76,296	$(147,885)
Unrealized gains (losses) on available-for-sale securities arising during the period, net of tax	(6,791)	72,862	(83,964)	72,886
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(487)	(790)	(1,317)	(2,722)
Net change in cumulative translation adjustment	(159)	(192)	726	(258)
Other comprehensive income—hedging	—	(39)	—	(39)

Comprehensive income (loss)	$(10,867)	$81,498	$(8,259)	$(78,018)

The components of accumulated other comprehensive income (loss) at December 28, 2002 and March 30, 2002 are as follows:

(in thousands)	Dec. 28, 2002	March 30, 2002
Unrealized gains (losses) on available-for-sale securities, net of tax	$(2,627)	$82,654
Cumulative translation adjustment	(380)	(1,106)

Accumulated other comprehensive income (loss)	$(3,007)	$81,548

The change in the unrealized gains (losses) on available-for-sale securities, net of tax, primarily reflects the decrease in value of the United Microelectronics Corporation (UMC) investment since March 30, 2002. In addition, the value of the Company’s short-term and long-term investments increased by $6.1 million during the nine months ended December 28, 2002. In accordance with SFAS 115, the Company increased the value of the investments by $6.1 million, increased deferred tax liabilities by $2.4 million and increased accumulated other comprehensive income by $3.7 million.

7.    Stockholders’ Equity-Treasury Stock

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. In June 2002, the Board authorized the repurchase of an additional $100 million of common stock. During the quarter ended December 28, 2002, 483 thousand shares of common stock were repurchased for $9.4 million, and 461 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements. During the nine months ended December 28, 2002, 1.9 million shares of common stock were repurchased for $51.2 million, and 1.8 million shares were reissued during the period for stock option exercises and stock purchase plan requirements. As of December 28, 2002, the Company held 73 thousand shares of treasury stock in conjunction with the stock repurchase program.

8.    Commitments

Xilinx leases certain facilities and office buildings under operating leases that expire at various dates through December 2014. Lease agreements for certain corporate facilities contain payment provisions, which allow for changes in rental amounts based upon interest rate changes. Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (December 29, 2002 to March 31, 2003)	$1,155
2004	3,732
2005	3,089
2006	2,559
2007	1,887
Thereafter	2,861

$15,283

Most of the Company’s leases contain renewal options. Rent expense, net of sublease rental income, under all operating leases was approximately $896 thousand and $2.6 million for the three and nine months ended December 28, 2002, respectively. Rent expense, net of sublease rental income, for the three and nine months ended December 29, 2001 was approximately $604 thousand and $1.8 million, respectively.

9.    Investment in United Microelectronics Corporation

At December 28, 2002, the Company’s equity investment in UMC shares was valued at $229.5 million on the Company’s balance sheet. The Company’s unrestricted investment in UMC decreased by $11.2 million during the third quarter of fiscal 2003 and decreased by $150.9 million during the first nine months of fiscal 2003. The decreases were recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss), net of deferred taxes. As of December 28, 2002, the market value of the unrestricted portion of the Company’s UMC investment was $9.5 million below its adjusted cost basis of $163.7 million. The Company deemed the decline in value of its total investment in UMC to be temporary in nature. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a loss when an other-than-temporary impairment is determined or record a gain or loss when it sells its UMC shares.

The Company accounts for the unrestricted portion (approximately 67% at December 28, 2002) of its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 33% of the Company’s holdings at December 28, 2002) is accounted for as a cost method investment.

10.    Impairment Charges

The impairment loss on excess facilities and equipment recognized during the quarter ended December 28, 2002 of $54.7 million was primarily for excess facilities owned in San Jose, California. A potential long-term arrangement to lease the facilities fell through during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management’s evaluation and an independent appraisal obtained during the third quarter. The Company monitors long-lived assets for indications of impairment (decreased appraised value or anticipated asset disposal) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the period of the impairment charges.

The impairment loss on investments of $8.3 million and $2.0 million recognized during the quarter ended December 28, 2002 and during the nine months ended December 29, 2001, respectively, related to non-marketable equity securities in private companies. The Company monitors investments for indications of impairment (lower valuation or diminished financing prospects) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the periods of the impairment charges.

The impairment loss on intangible assets and equipment of $25.3 million recognized during the nine months ended December 29, 2001 includes $14.9 million of write-offs relating to goodwill and other intangible assets associated with a number of acquisitions and $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth.

11.    Contingencies

In July 2000, the Company purchased a 200,000 square foot facility and 40 acres of land adjacent to the existing Longmont, Colorado facility for future expansion. This facility is being depreciated and the Company is actively marketing the property for lease. Given the current high commercial real estate vacancy rates and declining lease rates, the book value of this property at a future date may be deemed to be in excess of market value which would require the Company to record an impairment charge.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1999 (See Note 12). Other than these petitions, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing date is currently scheduled for February 24, 2003. Xilinx believes the claims are without merit and is vigorously contesting the claims. Given the nature of the litigation, the Company is unable to assess the likely outcome of this case; however, it is unlikely this case will have a material effect on the Company’s results of operations or its financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

12.    Income Taxes

The Company recorded a tax benefit of $1.2 million and a tax provision of $26.8 million for the third quarter and first nine months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods. The Company recorded a tax provision of $8.8 million and a tax benefit of $90.1 million for the third quarter and first nine months of fiscal 2002, respectively, representing effective tax rates of 48% and 38%, respectively. The fiscal 2002 effective tax rate resulted from one-time write-offs of impaired assets which were not deductible for tax purposes, and the amortization of nondeductible goodwill. The absence of these nondeductible items in fiscal 2003 has reduced the Company’s effective tax rate.

The Company filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and the Company is continuing to explore possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, the Company filed its Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to the Company’s Notice of Objection to the IRS’s cross motion and to the Company’s June 2002 supplemental motion for summary judgment. The Company submitted replies in November 2002 to various IRS filings. The Company’s motions for summary judgment and the IRS’s cross motion are awaiting the Tax Court’s disposition. It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes that there are meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. It is premature to comment further on the likely outcome of any issues. The Company believes that there are meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

During fiscal 2002, the IRS rules regarding the carryback of a net operating loss changed to allow a five-year carryback rather than a three-year carryback. The net operating loss for fiscal 2001 had previously been carried back three years and an income tax refund had been received. As a result of the rule change, the Company received an additional $20.3 million refund in August 2002 from the net operating tax loss generated in fiscal 2001. The net operating tax loss generated in fiscal 2002 was carried back to prior years and resulted in a refund of $53.8 million from the IRS. The refund was received in November 2002. Both refunds were included on the Company’s balance sheet as of March 30, 2002 in prepaid expenses and other current assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this Management’s Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Factors Affecting Future Operating Results” and elsewhere in this document. Forward looking statements can often be identified by the use of forward looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” or other similar words.

Results of Operations: Third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002

Net Revenues

We classify our product offerings into three categories by semiconductor manufacturing process technology: Advanced, Mainstream and Base Products. These three product categories are adjusted on a regular basis to accommodate advances in our process technology. The most recent adjustment was on April 1, 2001. Advanced Products include our newest technologies manufactured on 180 nanometer and smaller process technologies, which include the Spartan-II™, Spartan-IIE™, Virtex-E™, Virtex-II™, Virtex-II Pro™, Virtex-II EasyPath™ and CoolRunner-II™ product lines. Mainstream Products are currently manufactured on 220 to 350 nanometer process technologies and include the Virtex™, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, SpartanXL™ and CoolRunner™ product lines. Base Products consist of our mature product families that are currently manufactured on process technologies of 500 nanometers and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan™ families. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues of $282.7 million in the third quarter of fiscal 2003 represented a 24% increase from the comparable prior year period of $228.1 million due primarily to strong customer demand for our Advanced Products. Net revenues for the first nine months of fiscal 2003 were $850.4 million, a 15% increase from the prior year comparable period of $742.1 million, also due to strong customer demand for our Advanced Products.

Advanced Products grew 88% and 78% in the third quarter and first nine months of fiscal 2003, respectively, and represented 55% and 54% of net revenues in those periods, compared with 36% and 35% in the prior year periods, respectively. The significant increases in Advanced Products revenues were attributable to growth in leading edge storage and next generation wireless applications and increased acceptance of our products into consumer, industrial and automotive applications.

Mainstream and Base Products decreased 13% and 20% in the third quarter and first nine months of fiscal 2003, respectively, and represented 39% and 40% of net revenues in those periods, compared with 56% and 58% in the prior year periods, respectively. The gradual decline in net revenues of Mainstream and Base Products is the result of mature products moving toward end of product life cycle, customer migration to new products and lower cost alternatives and the general weakness in the communications market.

Support Products decreased by 3% and 9% in the third quarter and first nine months of fiscal 2003, respectively, and represented 6% of net revenues in both periods, compared with 8% in both prior year periods. Net revenues by technology for the three and nine-month periods ended December 28, 2002 and December 29, 2001 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
Advanced Products	$154.1	$82.1	$458.6	$257.9
Mainstream Products	72.1	80.1	220.9	265.9
Base Products	38.8	47.7	119.0	161.5
Support Products	17.7	18.2	51.9	56.8

Total net revenues	$282.7	$228.1	$850.4	$742.1

North American revenues grew 10% and 11% in the third quarter and first nine months of fiscal 2003, respectively, and represented 47% and 50% of net revenues in the third quarter and first nine months of fiscal 2003, respectively, compared with 53% and 51% in the prior year periods. The increased revenue in North America was primarily attributable to the strength in the storage, consumer, industrial and other sectors and strong customer demand for our Advanced Products.

International revenues grew 39% and 18% in the third quarter and first nine months of fiscal 2003, respectively, and represented 53% and 50% of net revenues in the third quarter and first nine months of fiscal 2003, respectively, compared with 47% and 49% in the prior year periods. During the third quarter and first nine months of fiscal 2003, net revenues in Europe and Japan increased due to the strength in the next generation wireless communications and consumer, industrial and automotive applications as well as strong customer demand for our Advanced Products. For the third quarter and first nine months of fiscal 2003, revenues for Asia Pacific/Rest of World increased primarily due to better penetration into new consumer market segments and the transfer of manufacturing by North American original equipment manufacturers (OEMs) to Asia. Net revenues by geography for the three and nine-month periods ended December 28, 2002 and December 29, 2001 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001
North America	$133.0	$120.5	$423.2	$379.7
Europe	58.8	45.3	184.0	169.2
Japan	48.5	28.0	130.3	100.3
Asia Pacific/Rest of World	42.4	34.3	112.9	92.9

Total net revenues	$282.7	$228.1	$850.4	$742.1

Gross Margin

Gross margin was $165.6 million and $499.3 million for the third quarter and first nine months of fiscal 2003, or 58.6% and 58.7% of net revenues, respectively. Gross margin for the comparable periods of fiscal 2002 was $126.2 million and $299.5 million, or 55.3% and 40.4% of net revenues, respectively. Gross margin percentages for the third quarter and first nine months of fiscal 2003 benefited from improved yields, lower wafer and package costs and lower manufacturing costs. In addition, the lower gross margin percentages in fiscal 2002 from 2001 resulted from a write-down of inventories during the second quarter of fiscal 2002 and from product mix shifts away from Mainstream and Base Products that generate higher margins. The inventory write-down in the second quarter of fiscal 2002 related primarily to the Virtex and Virtex-E product families and was based on a significant decrease in backlog and forecasted demand for those products relative to their inventory levels.

Gross margin may be adversely affected in the future due to product mix shifts, pricing pressure, manufacturing yield issues and inventory write-downs. We expect to mitigate this risk by continuing to migrate the technology from 200 millimeter to 300-millimeter wafers, improve yields and shift to the more advanced 130 and 90-nanometer process technologies.

Research and Development

Research and development (R&D) expenses were $53.1 million and $165.1 million for the third quarter and the first nine months of fiscal 2003, respectively. R&D expenses were $49.1 million and $152.5 million for the comparable prior year periods. R&D expenses for the third quarter and the first nine months of fiscal 2003 include non-cash deferred stock compensation of $1.4 million and $5.1 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips). R&D expenses for the third quarter and the first nine months of fiscal 2002 include RocketChips’ deferred stock compensation of $2.1 million and $6.4 million, respectively. Excluding RocketChips’ deferred stock compensation, R&D expenses were $51.7 million for the third quarter and $160.1 million for the first nine months of fiscal 2003, or 18% and 19% of net revenues, respectively. Excluding RocketChips’ deferred stock compensation, R&D expenses for the comparable periods in the prior year were $47.0 million and $146.1 million, or 21% and 20% of net revenues, respectively.

The increase in R&D expenses over the prior year’s third quarter and nine-month period was primarily attributable to increases in employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses. We will continue to invest in R&D efforts in a wide variety of areas such as 130 and 90-nanometer process technologies, IP Cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $56.2 million and $173.7 million for the third quarter and first nine months of fiscal 2003, respectively, or 20% of net revenues for both periods. SG&A expenses were $52.4 million, or 23% of net revenues and $173.1 million, or 23% of net revenues for the comparable prior year periods. The increase in SG&A expenses over the prior year’s third quarter and nine-month period was primarily attributable to employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses as well as higher sales commissions, partially offset by a reduction in legal expenses due to the settlement of the Altera Corporation (Altera) litigation in July 2001.

Amortization of Goodwill and Other Intangibles

Amortization expense for all intangible assets for the three and nine months ended December 28, 2002 was $3.6 million and $11.7 million, respectively. Of these amounts, $3.6 million and $11.0 million of intangibles amortization for the three and nine months ended December 28, 2002, respectively, related to the RocketChips’ acquisition and the remaining amounts related to other technology acquisitions. Under SFAS 142, as of the beginning of fiscal 2003, we no longer amortize goodwill but continue to amortize other intangible assets.

For the three and nine months ended December 29, 2001, amortization expense for all intangible assets, including goodwill was $11.6 million and $37.5 million, respectively. Of these amounts, $10.8 million and $32.3 million of intangibles amortization for the three and nine months ended December 29, 2001, respectively, related to the acquisition of RocketChips and the remaining amounts related to other technology acquisitions.

Impairment Charges

The impairment loss on excess facilities and equipment recognized during the quarter ended December 28, 2002 of $54.7 million was primarily for excess facilities owned in San Jose, California. A potential long-term arrangement to lease the facilities fell through during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management’s evaluation and an independent appraisal obtained during the third quarter. The Company monitors long-lived assets for indications of impairment (decreased appraised value or anticipated asset disposal) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the period of the impairment charges.

The impairment loss on investments of $8.3 million and $2.0 million recognized during the quarter ended December 28, 2002 and during the nine months ended December 29, 2001, respectively, related to non-marketable equity securities in private companies. The Company monitors investments for indications of impairment (lower valuation or diminished financing prospects) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the periods of the impairment charges.

The impairment loss on intangible assets and equipment of $25.3 million recognized during the nine months ended December 29, 2001 includes $14.9 million of write-offs relating to goodwill and other intangible assets associated with a number of acquisitions and $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth.

Investment in United Microelectronics Corporation

At December 28, 2002, our equity investment in UMC shares was valued at $229.5 million on the Company’s balance sheet. Our unrestricted investment in UMC decreased by $11.2 million during the third quarter of fiscal 2003 and decreased by $150.9 million during the first nine months of fiscal 2003. The decreases were recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss), net of deferred taxes. As of December 28, 2002, the market value of the unrestricted portion of our UMC investment was $9.5 million below its adjusted cost of $163.7 million. We deemed the decline in value of our total investment in UMC to be temporary in nature. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a loss when an other-than-temporary impairment is determined or record a gain or loss when we sell our UMC shares.

We account for the unrestricted portion (approximately 67% at December 28, 2002) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The portion of the investment in UMC that is restricted beyond twelve months (approximately 33% of the Company’s holdings at December 28, 2002) is accounted for as a cost method investment.

Interest and Other Income, Net

Interest and other income, net was $5.6 million in the third quarter of fiscal 2003 compared to $4.5 million in the prior year quarter. The increase was primarily due to higher average cash and investment balances in fiscal 2003 partially offset by lower interest rates. Interest and other income, net decreased to $16.7 million in the first nine months of fiscal 2003 from $20.1 million in the prior year’s comparable period. The decrease was primarily due to a reduction in capital gains recognized and lower interest rates in the first nine months of fiscal 2003 as compared to the prior year period.

Provision (Benefit) for Income Taxes

We recorded a tax benefit of $1.2 million and a tax provision of $26.8 million for the third quarter and first nine months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods. We recorded a tax provision of $8.8 million and a tax benefit of $90.1 million for the third quarter and first nine months of fiscal 2002, respectively, representing effective tax rates of 48% and 38%, respectively. The fiscal 2002 effective tax rate resulted from one-time write-offs of impaired assets which were not deductible for tax purposes, and the amortization of nondeductible goodwill. The absence of these nondeductible items in fiscal 2003 has reduced the Company’s effective tax rate.

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. We filed a motion for summary judgment in February 2002, and the IRS filed a cross motion for summary judgment in March

2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to our Notice of Objection to the IRS’s cross motion and to our June 2002 supplemental motion for summary judgment. We submitted replies in November 2002 to various IRS filings. Our motions for summary judgment and the IRS’s cross motion are awaiting the Tax Court’s disposition. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, we filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. It is premature to comment further on the likely outcome of any issues. We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

During fiscal 2002, the IRS rules regarding the carryback of a net operating loss changed to allow a five-year carryback rather than a three-year carryback. The net operating loss for fiscal 2001 had previously been carried back three years and an income tax refund had been received. As a result of the rule change, the Company received an additional $20.3 million refund in August 2002 from the net operating tax loss generated in fiscal 2001. The net operating tax loss generated in fiscal 2002 was carried back to prior years and resulted in a refund of $53.8 million from the IRS. The refund was received in November 2002. Both refunds were included on the Company’s balance sheet as of March 30, 2002 in prepaid expenses and other current assets.

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

We generated positive cash flows from operations during the first nine months of fiscal 2003. As of December 28, 2002, we had cash, cash equivalents and short-term investments of $684.1 million and working capital of $880.7 million. Cash provided by operations of $268.2 million for the first nine months of fiscal 2003 was $90.1 million higher than the $178.1 million generated during the first nine months of fiscal 2002. Increases in cash generated by operations resulted primarily from increased profitability, receipt of Federal income tax refunds of approximately $74.1 million and a decrease in accounts receivable which were partially offset by an increase in inventories.

The combination of cash and cash equivalents and short-term and long-term investments at December 28, 2002 totaled $1,021.8 million compared with $799.4 million at March 30, 2002. Net cash used in investing activities of $250.0 million during the first nine months of fiscal 2003 included net purchases of available-for-sale securities of $214.8 million and $35.2 million for purchases of property, plant and equipment. During the first nine months of fiscal 2002, net cash used in investing activities of $140.3 million included net purchases of available-for-sale-securities of $73.4 million and $66.9 million of property, plant and equipment purchases.

Net cash used in financing activities was $21.0 million in the first nine months of fiscal 2003 and consisted of $51.6 million for the acquisition of treasury stock, partially offset by $30.6 million of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2002 period, net cash used in financing activities of $42.1 million included $100.9 million for the acquisition of treasury stock, partially offset by $55.8 million of proceeds from the issuance of common stock under employee stock plans and $3.0 million in proceeds from sales of put options.

Stockholders’ equity decreased $9.5 million during the first nine months of fiscal 2003, principally as a result of $85.3 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock. In addition, the acquisition of treasury stock of $51.2 million contributed to the decrease, which was partially offset by $76.3 million in net income for the nine months ended December 28, 2002, the issuance of common stock under employee stock plans of $30.6 million, $5.1 million in amortization of deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $15.0 million.

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

Xilinx has not established any special purpose entities.

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2003 (December 29, 2002 to March 31, 2003)	$1,155
2004	3,732
2005	3,089
2006	2,559
2007	1,887
Thereafter	2,861

$15,283

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

Our ability to recover the book value of our investments in UMC shares and our non-marketable equity securities is largely dependent on equity market conditions and/or the occurrence of liquidity events, such as initial public offerings, mergers and private sales. All of these factors are difficult to predict, particularly in the current economic environment. In addition, we review all of our investments for impairment. This requires significant judgment, including assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from our projections, and/or the equity markets decline further, we may incur additional charges in future periods. At December 28, 2002, our investment in UMC shares totaled $229.5 million and our strategic investments in non-marketable equity securities totaled $12.3 million.

The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Predicting future manufacturing yields and wafer price reductions is difficult and actual results could differ materially, impacting gross margins. Our manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. The decision to write down inventories requires us to estimate the future demand for our products within specific time horizons, which is generally nine months. The estimates of future demand that we use in the valuation of inventories are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative impact on gross margin.

In conjunction with the implementation of SFAS 142, as of the beginning of fiscal 2003, we completed a goodwill impairment review for RocketChips, the reporting unit that has all of our recorded goodwill, and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually or earlier if indicators of potential impairment exist. We completed a goodwill impairment review during the third quarter of fiscal 2003 and found no impairment. Our impairment review process is based on a discounted future cash flow approach that includes estimates of future market growth rates, market segment share, revenues and product costs for the group as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the operations of our business. The estimates we used assume that we will gain market segment share in the future and that the markets RocketChips serves would experience a gradual recovery and a return to growth from the current trends. We may incur goodwill impairment charges in the future if some or all of the following events occur: Failure to successfully integrate the RocketChips’ technology, failure to deliver new products, failure to gain expected market acceptance, or failure to achieve our assumed revenue growth rates or assumed gross margin assumptions. The book value of all goodwill and acquisition related intangibles totaled $123.0 million as of December 28, 2002.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. All of our employees participate in the plan.

Employee and Executive Option Grants

Year-to-Date as of December 28, 2002 and Full Year Fiscal 2002 and 2001

	2003 YTD	2002	2001

Net grants during the period as a % of outstanding shares	1.2%	2.6%	2.0%

Grants to listed officers during the period as a % of total options granted	9.4%	8.6%	4.9%

Grants to listed officers during the period as a % of outstanding shares	0.1%	0.2%	0.1%

Cumulative options held by listed officers as a % of total outstanding options	14.2%	14.0%	13.7%

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

General Option Information

	Shares Available for Options	Options Outstanding
(shares in thousands)		Number of Shares	Weighted Average Exercise Price
March 31, 2001	23,863	54,425	$19.98
Granted	(9,804)	9,804	35.34
Exercised	—	(6,359)	9.10
Forfeited	1,101	(1,101)	40.80

March 31, 2002	15,160	56,769	23.45
Additional shares reserved	13,209	—	—
Granted	(4,745)	4,745	35.67
Exercised	—	(2,267)	8.09
Forfeited	565	(565)	44.30

December 28, 2002	24,189	58,682	$24.84

During the first nine months of fiscal 2003, we granted options to purchase approximately 4.7 million shares of our stock to our employees. The net options granted after forfeitures represented 1.2% of our total outstanding shares of approximately 337 million as of the beginning of fiscal 2003. For additional information about our employee stock option plan activity for the years 2000 through 2002, please refer to the Company’s Form 10-K for the fiscal year ended March 30, 2002.

In-the-Money and Out-of-the-Money Option Information As of December 28, 2002

(shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	29,074	1,276	30,350	$9.56
Out-of-the-Money (1)	15,569	12,763	28,332	$41.20
Total Options Outstanding	44,643	14,039	58,682	$19.90

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $21.17 per share at December 28, 2002.

As of December 28, 2002, the total outstanding options held by the five most highly compensated executive officers amounted to 14.2% of the approximately 58.7 million outstanding options held by all employees.

Options Granted to Listed Officers Year-to-Date as of December 28, 2002 Individual Grants

	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year to Date	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Willem P. Roelandts	150,000	3.2%	$42.46	04/01/12	$0.00	$1,305,854
Richard W. Sevcik	110,000	2.3%	$42.46	04/01/12	$0.00	$957,627
Kris Chellam	80,000	1.7%	$42.46	04/01/12	$0.00	$696,456
Steven D. Haynes	70,000	1.5%	$42.46	04/01/12	$0.00	$609,399
Randy Ong	35,000	0.7%	$42.46	04/01/12	$0.00	$304,699

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)	Option values based on stock price of $21.17 per share at December 28, 2002.

For the first nine months of fiscal 2003, options granted to the five most highly compensated executive officers amounted to 9.4% of the grants made to all employees. Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year. In fiscal 2002, they were a higher percentage of the total grants than in the other periods shown as they included additional grants to key officers in recognition of their future potential in leading the Company. These additional grants are not made every year. In addition, the number of newly hired employees was lower in fiscal 2002 as a result of our cost containment efforts and thus the level of option grants to newly hired employees was lower. For additional information about the compensation of our executive officers and stock option grants to our top five executive officers, please refer to our proxy statement dated June 17, 2002.

Options Exercises and Remaining Holdings of Listed Officers Year-to-Date as of December 28, 2002 Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 28, 2002		Value of Unexcercised In-the-Money Options at December 28, 2002 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Willem P. Roelandts	—	—	4,518,263	521,257	$46,095,468	—
Richard W. Sevcik	—	—	1,261,091	213,426	$10,043,090	—
Kris Chellam	20,000	$154,574	637,214	148,995	$5,886,576	—
Steven D. Haynes	—	—	384,553	125,561	$2,404,808	—
Randy Ong	—	—	475,046	88,265	$4,391,544	—

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)	Option values based on stock price of $21.17 per share at December 28, 2002

Factors Affecting Future Operating Results

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•	limited visibility of demand for products, especially new products;

•	increased dependence on turns orders (orders received and shipped within the same fiscal quarter);

•	reduced capital spending by telecommunications service providers and others;

•	weaker demand for our products or those of our customers due to a prolonged period of economic uncertainty;

•	erosion of average selling prices;

•	negative impact on gross margins due to product mix shifts;

•	excess inventory within the supply chain including overbuilding of OEM products, including communication infrastructure;

•	additional excess and obsolete inventories and corresponding write-downs due to further deterioration in demand;

•	lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements; and,

•	an unexpected increase in demand could result in longer lead times causing delays in customer production schedules.

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others). In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers’ products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue variability if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand causes them to slow orders of our products. Changes in our product mix could adversely affect gross margins. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. An unexpected increase in demand could result in longer lead times causing delays in customer production schedules. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. For example, the overbuilding in the telecommunications industry has resulted in a reduction in capital spending causing a slowdown in orders for our products. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial fluctuations in future operating results.

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the Dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks as the weak currencies may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency denominated costs. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments, such as experienced after the terrorist attacks on September 11, 2001, could lead to a contraction of capital spending by our customers. Additional risks to us include U.S. military actions in Iraq and North Korea, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

Dependence on New Products

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design wins;

•	ability to engage in key relationships with companies that provide synergistic products and services;

•	ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as to circuit geometries on 130 nanometers and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined cores of logic;

•	industry acceptance; and,

•	successful deployment of systems by our customers.

We cannot assure that our product development efforts will be successful, that our new products will achieve industry acceptance or that we will achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future. As a result, we will be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corporation (Seiko) and in the U.S. by International Business Machines Corporation (IBM). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

UMC’s foundries in Taiwan and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our or our suppliers’ operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in Asia to provide semiconductor assembly, test and shipment services. Any prolonged inability to obtain wafers or assembly, test or shipment services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

Implementation of New Information Systems

Xilinx is in the process of implementing new Enterprise Resources Planning information systems to manage our business operations and eventually replace our current systems. We may not initially be successful in implementing these new systems and transitioning data. If disruptions occur in the implementation of the new systems and functionality, our operations could be interrupted. Such disruptions could adversely impact our ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected.

Volatility of the Securities of High Technology Companies

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock.

Competition

Our programmable logic devices (PLDs) compete in the logic industry, an industry which is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera and Lattice Semiconductor Corporation (Lattice), from the Application Specific Integrated Circuits (ASICs) market, which has been an ongoing competitor since the inception of Field Programmable Gate Arrays (FPGAs) and from new companies that may enter the traditional programmable logic market segment. In addition, as we enter the embedded processor and embedded multi-gigabit transceiver markets, we will encounter new competitors in the traditional large ASICs market such as Texas Instruments Incorporated, LSI Logic Corporation and Agere Systems Inc. (Agere). We believe that important competitive factors in the logic industry include:

•	product pricing;

•	product performance, reliability, power consumption and density;

•	field upgradability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	functionality of predefined cores of logic; and,

•	ability to provide timely customer service and support.

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

We compete with high-density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption, and customer support by taking advantage of the primary characteristics of our PLD product offerings which include: flexibility, high-speed implementation, quick time-to-market and system-level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed, and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With our Spartan family, which is our low cost programmable replacement for ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than we have. Consequently, there can be no assurance that we will be successful in competing in the ASIC segment. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility and the ability to deliver complete solutions to customers. Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in interest rates over the near-term would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $5 million.

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

Item 4.    Controls and Procedures

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

We are in the process of implementing new Enterprise Resources Planning (ERP) information systems to manage our business operations and eventually replace our current systems. Part of this effort requires the implementation of new ERP software which could adversely affect operations. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Factors Affecting Future Operating Results.”

Part II.    Other Information

Item 1.    Legal Proceedings

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002, and the IRS filing a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September 2002, the IRS filed a response to our Notice of Objection to the IRS’s cross motion and to our June 2002 supplemental motion for summary judgment. The Company submitted replies in November 2002 to various IRS filings. The Company’s motions for summary judgment and the IRS’s cross motion are awaiting the Tax Court’s disposition. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing date is currently scheduled for February 24, 2003. We believe the claims are without merit and we are vigorously contesting the claims. Given the nature of the litigation, we are unable to assess the likely outcome of this case; however, it is unlikely this case will have a material effect on our results of operations or our financial condition.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

99.4	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.8	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.9	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K                            None

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: February 7, 2003	/s/ KRIS CHELLAM
Kris Chellam Senior Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)