Form 10-K
period 2003-03-29
XILINX INC
filed 2003-06-12
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 0-18548

Xilinx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Logic Drive, San Jose, CA	95124
(Address of principal executive offices)	(Zip Code)

(408) 559-7778

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on September 28, 2002 as reported on the NASDAQ National Market was approximately $4,262,121,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 15, 2003, the registrant had 339,885,848 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 7, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

XILINX, INC.

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains forward-looking statements in Items 1.—“Business” and 3.—“Legal Proceedings” concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under the caption “Factors Affecting Future Results” in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” or other similar words.

General

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the communications, storage, server, consumer, industrial and other markets. We sell our products globally through a direct sales management organization, direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and franchised domestic and foreign distributors.

Xilinx was organized in California in February 1984 and in November 1985 was reorganized to incorporate our research and development limited partnership. In April 1990, the Company reincorporated in Delaware. In November 2000, the Company completed its acquisition of RocketChips, Inc. (RocketChips), a privately held fabless semiconductor company. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124 and our website address is www.xilinx.com.

Our fiscal year ends on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement information. Fiscal 2003 ended on March 29, 2003 while fiscal 2002 and 2001 ended on March 30, 2002 and March 31, 2001, respectively.

Market Background

There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Almost every electronic system contains application specific integrated circuits (ASICs), which include custom gate arrays, standard cells and programmable logic. These devices all compete with each other since they may be utilized in the same types of applications within electronic systems. However, variables in pricing, product performance, reliability, power consumption, density, adaptability, ease of use and time-to-market determine the degree to which the devices compete for specific applications.

Programmable logic has a primary advantage over custom gate arrays and standard cells in that it enables faster time-to-market with shorter design cycles. Users of PLDs can program their design directly into the PLD, using software, thereby allowing customers to make revisions to their designs relatively quickly and with lower development costs. Since PLDs are programmable, they typically have a larger die size resulting in higher costs per unit compared to custom gate arrays and standard cells, which are customized with a fixed function during wafer fabrication. Custom gate arrays and standard cells, however, generally require longer fabrication lead times and higher up-front costs than PLDs.

PLDs are standard components. This means that the same device type can be sold to many different customers for many different applications. As a result, the development cost of PLDs can be spread over a large number of customers. Custom gate arrays and standard cells, on the other hand, are custom chips for an individual customer for use in a specific application. This involves a high up-front cost to customers. Technology advances are enabling PLD companies to reduce costs considerably. This factor makes PLDs an increasingly attractive alternative to custom gate arrays and standard cells.

Products

Integral to the future success of our business is the timely introduction of new products that address customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, these products form a comprehensive programmable logic solution. A brief overview of these products follows.

Virtex-II Pro™ Platform FPGAs:

The Virtex-II Pro FPGA family, introduced in March 2002, consists of ten members with densities ranging from 3,000 to 125,000 logic cells (300,000 to 13 million system gates.) The family has up to two IBM PowerPC™ processors, up to 24 Rocket I/O™ multi-gigabit transceivers, up to ten megabits of embedded memory, embedded software design tools and operating system support. Virtex-II Pro devices are delivered on 300mm wafers employing 130-nanometer copper process technology and 1.2 volts. The width of individual transistors on a chip is measured in nanometers. One nanometer equals one billionth of a meter. The Virtex-II Pro solution enables ultra-high bandwidth system-on-a-chip (SoC) designs that were previously the exclusive domain of custom ASICs. This family is expected to enable leading-edge system architectures in networking applications, storage systems, wireless base stations, embedded systems, professional broadcast and digital signal processing (DSP) systems.

In addition, the Virtex-II Pro family is supported by Virtex-II Pro EasyPath™ devices, which enable up to 80% cost reduction compared to the standard FPGA device with no conversion risk to the customer. This permits the customer to move to higher unit volumes without switching to ASICs. Virtex-II Pro EasyPath devices are FPGAs that have been custom tested for a specific customer application. These devices are available only for the highest density members of the Virtex-II Pro family and customers using these devices must meet certain minimum order requirements.

Virtex-II™ Platform FPGAs:

The Virtex-II FPGA family, introduced in January 2001, is a complete platform for programmable logic that allows digital system designers to rapidly implement a single-chip solution with densities from 40,000 up to 8 million system gates. The Virtex-II FPGA family has eleven 1.5-volt devices shipping on 150-nanometer process technology. In March 2002, the Virtex-II EasyPath™ solution was introduced. Virtex-II EasyPath devices enable up to an 80% cost reduction compared to the standard FPGA device with no conversion risk to the customer. As with Virtex-II Pro EasyPath devices, these are available only for the highest density members of the Virtex-II FPGA family and customers using them must meet certain minimum order requirements.

Virtex™ FPGAs:

The first generation of the Virtex architecture includes the Virtex-E™ FPGA family and Virtex FPGA family.

The Virtex-E FPGA family, introduced in September 1999, consists of 11 members, with densities from 50,000 to 3.2 million system gates. Virtex-E FPGAs feature 1.8-volt operation and are delivered on 180-nanometer process technology.

The Virtex FPGA family, introduced in October 1998, includes nine 2.5-volt Virtex devices that are currently in production on 220-nanometer process technology with densities ranging from 50,000 to 1 million system gates.

Spartan-3™ FPGAs:

In April 2003, we introduced the Spartan-3 FPGA family, the first PLD family shipping on 90-nanometer process technology. The Spartan-3 family consists of eight devices with densities up to 5 million system gates operating at 1.2 volts. Spartan-3 is the lowest cost FPGA in the marketplace. These devices are programmable alternatives to ASICs that address customer demand for low cost solutions. Spartan-3 addresses a larger range of cost-sensitive high volume applications than prior Spartan family generations and opens up new consumer electronic market opportunities for programmable logic.

Spartan-II™ FPGAs

The Spartan-IIE™, introduced in November 2001, has seven members shipping in volume with densities up to 600,000 system gates on 150-nanometer process technology operating at 1.8 volts.

Spartan-II, introduced in January 2000, has seven members shipping with densities up to 200,000 system gates on 180-nanometer process technology operating at 2.5 volts.

Spartan™ FPGAs

The SpartanXL™ family consists of five members with up to 40,000 system gates on 250-nanometer process technology operating at 3.3 volts.

The original Spartan family was introduced in early 2000. It has five members shipping in volume with densities up to 40,000 system gates on 350-nanometer process technology operating at 3.5 volts.

XC4000 FPGAs:

The XC4000 family, introduced in 1990, was the first FPGA offering on-board distributed RAM. The XC4000 became an industry standard and was the Company’s fastest growing programmable logic family until the Virtex family was introduced in October 1998. The XC4000 family consists of a number of generations manufactured on 250 to 600-nanometer process technologies.

CPLDs:

The XC9500, XC9500XL and XC9500XV families offer high speed, low cost and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively.

In August 1999, we acquired Philips Semiconductors’ line of low power CPLDs called the CoolRunner™ family of devices. The CoolRunner “XPLA3” 3.3-volt line was the first family of CPLD products to combine very low power with high speed, high density and high I/O counts in a single device. This family has six devices shipping with densities ranging from 32 to 512 macrocells and is manufactured using 350-nanometer process technology. CoolRunner CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today’s mobile computing applications.

In January 2002, Xilinx introduced the CoolRunner-II™ family, a next-generation 1.8-volt family with six devices shipping with densities ranging from 32 to 512 macrocells manufactured using 180-nanometer process technology. CoolRunner-II CPLDs contain enhanced power management and system features at no performance or cost penalty to the customer. We believe this new class of devices is ideal for both performance-intensive applications as well as the large portable and wireless markets.

Support Products:

We offer complete software solutions that enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy to use graphical interface to help achieve the best possible designs within each customer’s project schedule, regardless of the designer’s experience level. Our software design tools operate on personal computers running Microsoft Windows 2000, XP and Linux operating systems, and on workstations from Sun Microsystems running Solaris.

The Xilinx ISE™ (Integrated Software Environment) family is available in four configurations to fit a wide range of customer needs. ISE also integrates with a wide range of third party electronic design automation (EDA) software offerings and point-tool solutions to deliver what we believe to be the most flexible design environment available. The four ISE configurations are listed below:

•	ISE Foundation™ offers the most complete logic design environment for the customer who desires one logic solution from a single vendor.

•	ISE BaseX™ targets a smaller device range at a lower price-point for the cost-conscious customer who does not require the full power of ISE Foundation.

•	ISE Alliance™ is tailored for customers who want maximum design flexibility by integrating ISE into their existing EDA environment and methodology.

•	ISE WebPACK™ free downloadable design and implementation modules are available for customers who use only smaller devices and a minimal set of design tools.

All of the Xilinx FPGA and CPLD device families are supported by ISE, including the newest device families CoolRunner-II, Spartan-3 and Virtex-II Pro.

We also offer IP cores for commonly used complex functions such as DSP, bus interfaces, processors and processor peripherals. Our IP core products are listed below:

•	Using LogiCORE™ products, which are developed and supported by Xilinx, together with AllianceCORE™ IP cores from third-party participants, enable customers to shorten development time, reduce design risk and obtain superior performance for their designs. LogiCORE products include PCI Express™, 10Gb Ethernet core and MicroBlaze™, a 32-bit soft processor core.

•	CORE Generator™ system allows customers to implement IP cores into our PLDs with predictable and repeatable performance.

•	System Generator for DSP™ tool allows system architects to quickly model and implement DSP functions, and features an interface to third-party system level DSP design tools.

•	IP Center Internet portal offers customers the ability to purchase a license online for the latest intellectual property cores and reference designs.

Through our Configuration Solutions Group, Xilinx offers a range of one time-programmable and in-system programmable storage devices to configure Xilinx FPGAs. Our 17xx family is a one time programmable solution that ranges in density up to 16 megabits, and the 18xx family is our in-system programmable flash PROM (programmable read only memory) that ranges in density up to 4 megabits. Our PROM solution continues to offer higher densities and low cost and targets all FPGA designs.

To extend our customers’ technical capabilities and shorten our customers’ design time, we offer a portfolio of Global services, which consists of Education, Design and Support, in addition to mysupport.xilinx.com, a personalized online technical resource.

•	Education Services consist of hands-on, lab-based, multi-day courses from fundamental to expert skill levels, designed to make our customers proficient at high-speed logic and system design.

•	Design Services help shorten customers’ time-to-market by augmenting their design teams with Xilinx’s industry experts in FPGA design techniques and solutions.

•	Support Services enables our customers’ calls to get top priority from senior application engineers who have extensive design experience and a track record of solving complex problems. Customers can personalize their experience with support.xilinx.com, through the MySupport feature. They can access training courses, an answers’ database and forums with access to an experienced Xilinx team for assistance in troubleshooting and design issues.

Please see information under the caption “Results of Operations—Net Revenues” in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our classes of products.

Research and Development

Our research and development activities are primarily directed towards the design of new ICs, the development of new software design tools for hardware and embedded software, cores of logic, advanced semiconductor manufacturing processes and ongoing cost reductions and performance improvements in existing products. Our primary areas of focus have been to: obtain density and performance leadership (Virtex-II and Virtex-II Pro FPGA devices); tightly integrate PowerPC microprocessors and multi-gigabit transceivers (Virtex-II Pro); design a low-cost ASIC alternative FPGA solution (Spartan-3 devices); develop CPLD products (CoolRunner-II families); and provide a cost reduction path for FPGA volume production (EasyPath Virtex-II and Virtex-II Pro devices). In software and IP cores, we released new versions of design tools (Foundation Series ISE software), as well as embedded software development tools (Embedded

Systems Development Kit (EDK)) cores of logic and a system level design environment for high performance DSP (System Generator for DSP). We collaborated with our foundry suppliers in the development of 130 and 90-nanometer complementary metal oxide semiconductor (CMOS) manufacturing technology and we believe we are one of the first companies in the industry to move aggressively to 300mm wafer technology for cost reduction.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2003, 2002 and 2001, our research and development expenses were $222.1 million, $204.8 million and $213.2 million, respectively. Excluding $6.4 million, $8.5 million and $4.5 million of non-cash deferred stock compensation associated with the November 2000 acquisition of RocketChips, research and development expenses were $215.7 million, $196.3 million and $208.7 million in fiscal 2003, 2002 and 2001, respectively. We expect to continue to make substantial investments in research and development. We believe technical leadership is essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Marketing and Sales

We sell the majority of our products through several franchised domestic and foreign distributors. We also utilize a direct sales management organization and field applications engineers (FAEs) as well as independent sales representative firms. Our independent representatives generally address larger OEM customers and act as a direct sales force, while distributors generally provide vendor managed inventory and logistics for large OEM customers and also create demand within the balance of our customer base. Our sales and customer support personnel support all channels and consult with customers about their plans in an effort to ensure that the right solution is provided at the beginning of a customer’s project.

The Memec Group (Memec) and Avnet, Inc. (Avnet) distribute our products worldwide. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support.

Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer. Distributors have certain rights of return and price protection privileges on unsold product.

Please see our consolidated statements of operations, included in Item 8. “Financial Statements and Supplementary Data,” for financial information about our net income (loss) for fiscal 2003, 2002 and 2001. Please see Item 6. “Selected Financial Data” for information about our total assets for fiscal 2003, 2002 and 2001.

Backlog and Customers

As of March 31, 2003, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $145 million. As of March 31, 2002, our backlog from OEM customers and end customers was $140 million. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, end customer backlog to distributors as of any particular period may not be a reliable indicator of revenue for any future period.

No end customer accounted for more than 10% of net revenues in fiscal year 2003, 2002 or 2001. As of March 31, 2003, two distributors (Memec and Avnet) accounted for 49% and 34% of total accounts receivable, respectively. As of March 31, 2002, Memec and Avnet accounted for 48% and 30% of total accounts receivable, respectively. Memec accounted for 45%, 44% and 44% of worldwide net revenues in fiscal 2003, 2002 and 2001, respectively. Avnet accounted for 32%, 30% and 29% of worldwide net revenues in fiscal 2003, 2002 and 2001, respectively. Please see Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk. Please also see Note 12 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for financial information about our revenues from external customers and domestic and international operations.

Wafer Fabrication

We do not directly manufacture processed wafers used for our products. We employ a multiple foundry strategy with United Microelectronics Corporation (UMC) and International Business Machines Corporation (IBM), both having state-of-the-art foundries capable of producing 300mm wafers in the most advanced process technologies. Presently, our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corporation (Seiko) and in the United States by IBM. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and the wafer foundries.

Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from both our main suppliers as well as other suppliers of leading-edge process technologies. As a result, we have entered into agreements with UMC, Seiko and IBM as discussed below.

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC) (see Note 3 to our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data”). In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a certain percentage of our original UMC shares.

In fiscal 1997, we signed a wafer purchasing agreement with Seiko that was amended in fiscal years 1998, 1999 and 2000. Seiko manufactures wafers for our older, more mature product lines.

In fiscal 2002, we signed a Custom Sales Agreement with IBM, giving us the right to purchase wafers from IBM.

Sort, Assembly and Test

Wafers purchased are sorted by the foundry, independent sort subcontractors, or by Xilinx. Sorted wafers are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by independent test subcontractors or by Xilinx personnel at our San Jose, California or Dublin, Ireland facilities. We have achieved ISO 9001 quality certification. We purchase most of our assembly and testing services from Siliconware Precision Industries Ltd. (SPIL) in Taiwan and from Amkor Technology, Inc. in Korea and the Philippines.

Patents and Licenses

While the Company’s various proprietary intellectual property rights are important to its success, Xilinx believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. Through March 31, 2003, we held 829 issued United States patents, which vary in duration, relating to our products. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. There is no assurance that any such litigation would be successful. Please see Item 3. “Legal Proceedings” and Note 13 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We have acquired various software licenses that permit us to grant object code sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

Employees

As of March 31, 2003, Xilinx had 2,612 employees compared to 2,611 at the end of the prior year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Competition

Our PLDs compete in the logic industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice), from the ASIC market, which has been an ongoing competitor since the inception of FPGAs, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

•	product pricing;

•	product performance, reliability, power consumption and density;

•	field upgradability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	functionality of predefined cores of logic; and,

•	ability to provide timely customer service and support.

Our strategy for expansion in the logic market segment includes continued introduction of new product architectures that address high-volume, low-cost applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the manufacturing cost for established products. However, we cannot assure you that we will be successful in achieving these strategies.

Our major sources of competition are the following:

•	providers of high-density programmable logic products characterized by FPGA-type architectures;

•	providers of high-volume and low-cost FPGAs as programmable replacements for standard cell or custom gate array based ASICs and application specific standard products (ASSPs);

•	providers of ASICs and ASSPs that are beginning to embed incremental amounts of programmable logic within their products;

•	providers of high-speed, low-density CPLDs;

•	manufacturers of standard cell and custom gate arrays;

•	manufacturers of products with embedded processors;

•	manufacturers of products with embedded multi-gigabit transceivers; and,

•	other providers of new or emerging programmable logic products.

We compete with high-density programmable logic suppliers on the basis of device performance, the ability to deliver complete solutions to customers, device power consumption and customer support by taking advantage of the primary characteristics of our PLD product offerings, which include: flexibility; high-speed implementation; quick time-to-market and system-level capabilities. We compete with ASIC manufacturers on the basis of lower design costs, shorter development schedules, reduced inventory risk and field upgradability. The primary attributes of ASICs are high density, high speed and low production costs in high volumes. We continue to develop lower cost architectures intended to narrow the gap between current ASIC production costs (in high volumes) and PLD production costs. As PLDs have increased in density and performance and decreased in cost due to the advanced manufacturing processes, they have become more directly competitive with ASICs. With our Spartan family, which is our low cost programmable alternative to ASICs, we seek to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical, and marketing resources than we have. Consequently, there can be no assurance that we will be successful in competing in the markets historically served by ASICs. Competition among PLD suppliers and manufacturers of new or emerging programmable logic products is based primarily on price, performance, design, customer support, software utility and the ability to deliver complete solutions to customers. Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors to the logic market segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of IC products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

We could also face competition from our licensees. Under a license from us, Lucent Technologies (Lucent) had rights to manufacture and market our XC3000 FPGA products and also to employ that technology to provide additional high-density FPGA products. In 2001, Lucent assigned its rights to Agere Systems Inc. (Agere). Agere has subsequently sold a portion of its programmable logic business to Lattice. Under the terms of the Xilinx license grant, no rights of Agere are transferable to Lattice.

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

Executive Officers of the Registrant

Certain information regarding each of Xilinx’s executive officers is set forth below:

Name	Age	Position
Willem P. Roelandts	58	President and Chief Executive Officer and a Director
Kris Chellam	52	Senior Vice President, Finance and Chief Financial Officer
Steven D. Haynes	52	Vice President, Worldwide Sales
Thomas R. Lavelle	53	Vice President, General Counsel and Secretary
Randy T. Ong	53	Vice President, Worldwide Operations
Richard W. Sevcik	55	Senior Vice President and General Manager and a Director
Sandeep S. Vij	37	Vice President, Worldwide Marketing

There are no family relationships among the executive officers of the Company or the Board of Directors.

Willem P. “Wim” Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company’s Board of Directors. In April 1996, Mr. Roelandts was appointed to the additional position of President of the Company. Prior to joining the Company, he served at Hewlett-Packard Company, a computer manufacturer, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992.

Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998. Mr. Chellam also serves as a director of At Road Inc. (NASDAQ: ARDI).

Steven D. Haynes joined the Company in March 1987 as the Regional Sales Manager of the Northeast region, was promoted to Area Sales Director in 1988, and was appointed Vice President, North American Sales in 1995. In November 1998, Mr. Haynes was promoted to his current position of Vice President, Worldwide Sales.

Thomas R. Lavelle joined the Company in August 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Lavelle spent more than 15 years at Intel Corporation serving in a variety of positions, including group counsel for a number of Intel organizations. From 1992 to 1993, Mr. Lavelle served as Vice President and General Counsel for NeXT Inc.

Randy T. Ong joined the Company in January 1990 as Senior Staff Engineer, and was promoted to Vice President, Worldwide Operations in 1997. He has overall responsibility for manufacturing, testing and package development for Xilinx programmable logic devices. Mr. Ong also oversees strategic management of the Company’s semiconductor foundry and packaging suppliers.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager. He was elected to the Board of Directors of the Company in 2000. Prior to joining the Company, Mr. Sevcik worked at Hewlett-Packard Company for ten years where, from 1994 through 1996, he served as Group General Manager of its Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995, he was named Vice President at Hewlett-Packard.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing and General Manager in October 1996. Mr. Vij assumed his current position of Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation, a semiconductor company, in a variety of marketing roles.

Corporate Governance

The Board of Directors is the ultimate decision-making body of the Company except with respect to those matters reserved for decision of stockholders. The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management, and evaluating the performance of this team on behalf of the stockholders. Responsibility for day to day management of operations is delegated to the executive management team.

The Board of Directors is composed primarily of independent directors (currently six of eight are independent as defined by the NASDAQ National Market issuer rules). There is a formal calendar of board meetings throughout the year. The Board of Directors has appointed three other committees to support it in its mandate—the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The responsibilities of these committees are reviewed periodically by the Board.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities to the stockholders relating to the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, and the audit process.

The Compensation Committee has responsibility for establishing the compensation policies of the Company. The Committee determines the compensation of the Company’s Board of Directors and its executive officers and has exclusive authority to grant options to directors and executive officers under the 1997 Stock Plan.

The Nominating and Governance Committee has responsibility for nominating individuals to serve as members of the Board of Directors, and to establish policies affecting corporate governance. The Nominating and Governance Committee, among other things, determines the size and composition of the Company’s Board of Directors and nominates directors and executive officers for election.

As a leader in our business segment and underlining our commitment to quality, we believe in strong corporate governance principles and practices. Our corporate governance principles are kept under review by the Board, executive management and General Counsel and are periodically revised in response to changing legal and regulatory requirements and evolving best practices. The Company has taken a number of steps in recent years to improve its corporate governance process. Among the steps taken, the Company:

•	determined that a majority of the Board of Directors will be independent directors. Currently six of eight directors are independent;

•	has adopted and implemented a self-evaluation process for the Board of Directors;

•	requires compliance with the NASDAQ National Market issuer requirements for independent directors;

•	requires that directors or employees asked to serve on the Board of Directors of other companies seek a determination from the CEO and from the General Counsel of Xilinx as to whether such board participation would be harmful to Xilinx;

•	determined that all directors are to be elected annually at the annual stockholder meeting;

•	adopted a retirement policy for directors under which directors may not stand for re-election after age 75;

•	appointed a lead independent director;

•	restricts participation on the Audit Committee, Nominating and Governance Committee and Compensation Committee to independent directors;

•	updated and published on the Company’s website its Code of Conduct;

•	introduced a code of ethics for senior financial officers and the finance function;

•	issued procedures and guidelines governing securities trades by employees, including limitations on the ability of senior officers to trade other than in the period following the announcement of the Company’s quarterly earnings;

•	does not report earnings on a pro-forma basis and, additionally, incorporates an abbreviated consolidated statement of cash flows with the quarterly earnings release; and,

•	closely monitors the level of auditing and non-auditing services provided by the outside auditor to ensure auditor independence.

Xilinx’s success is built on its reputation of integrity and ethical business practices and has built this reputation over time through the efforts of its employees. The Company has adopted eight Corporate Values (Customer Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) to provide a framework for all employees in pursuit of high standards of integrity and ethical behavior.

The Xilinx Code of Conduct and Business Ethics represents the Company’s core expectations as to the manner in which employees will conduct business on behalf of Xilinx. All of our employees are required to abide by our long-standing standards of Business Ethics and Conduct to ensure that Xilinx operates in a consistent legal and ethical manner.

Additional Information

Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, All such filings on our investor relations website are available free of charge.

ITEM 2.    PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site consists of adjacent buildings providing 588,000 square feet of space, which we own. We purchased 87 acres of land in South San Jose near our corporate facility in February 2000. Plans for infrastructure and the future development of this land have not been finalized. In July 2000, due to the rapid anticipated growth of the Company, we purchased two adjacent buildings near downtown San Jose providing 200,000 square feet of office space. These buildings were renovated, but the Company has not taken occupancy. The buildings are currently being actively marketed for lease or for sale. During fiscal 2003, the Company recognized an impairment loss on excess facilities related to the vacant property in San Jose.

In addition, we own a 228,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland. The Irish facility is primarily used to service our customer base outside of North America.

We also own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of research and development, manufacturing and quality control. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. This facility is being actively marketed for lease.

We own a 45,000 square foot facility in Albuquerque, New Mexico used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for RocketChips in Ames, Iowa, Minneapolis, Minnesota and Austin, Texas.

We also lease North American sales offices in various locations which include the metropolitan areas of Atlanta, Chicago, Dallas, Denver, Los Angeles, Minneapolis, Ottawa, Philadelphia, Raleigh, San Diego, San Jose and Toronto as well as international sales offices located in the metropolitan areas of Brussels, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3.    LEGAL PROCEEDINGS

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1998. We are in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues. The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002, and the IRS filing a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September and November 2002, the parties filed responses. In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements. The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland. The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. In May 2003, the Court ordered the IRS to respond to the Company’s responses. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003 the IRS filed an amended answer to the petition. We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing was held the week of February 24, 2003. In June 2003, the arbitrator preliminarily awarded Aldec an amount that is immaterial to the Company’s results of operations or its financial condition. In addition, the arbitrator’s interim award included attorneys’ fees to each party based on claims for which they prevailed in the arbitration. The net of the attorneys’ fees is not anticipated to be material. The Company has not yet decided whether to appeal the arbitrator’s decision.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company. In June 2003, the Company made an offer to Rep’tronic, without prejudice to its defenses in the case, in the amount of $3.7 million to settle Rep’tronic’s claims which the Company anticipates accruing in the first quarter of fiscal year 2004.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of March 31, 2003, there were approximately 1,372 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be over 150,000.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by the NASDAQ National Market System:

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$43.84	$22.43	$50.00	$30.38
Second Quarter	23.60	14.15	43.34	21.64
Third Quarter	24.96	13.75	42.41	22.80
Fourth Quarter	27.09	18.70	45.80	34.01

Our policy is to retain any earnings for use in our business. Accordingly, we have not paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the near future.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data

	Years ended March 31,
	2003(5)	2002(4)	2001(3)	2000(2)	1999(1)
	(In thousands, except per share amounts)
Net revenues	$1,155,977	$1,015,579	$1,659,358	$1,020,993	$661,983
Operating income (loss)	155,669	(44,150)	384,053	322,192	181,974
Income (loss) before income taxes, equity in joint venture and cumulative effect of change in accounting principle	169,872	(192,954)	61,103	1,024,272	189,399
Provision (benefit) for income taxes	44,167	(79,347)	25,845	378,006	54,925
Net income (loss)	125,705	(113,607)	35,258	652,450	102,592
Net income (loss) per share:
Basic	$0.37	$(0.34)	$0.11	$2.06	$0.35
Diluted	$0.36	$(0.34)	$0.10	$1.90	$0.33
Shares used in per share calculations:
Basic	337,069	333,556	328,196	316,724	292,843
Diluted	348,622	333,556	353,345	343,479	308,620

(1)	Net income includes a charge of $26,646 for the cumulative effect of change in accounting principle.
(2)	Net income includes pre-tax capital gain of $674,728 ($398,089 net of tax) from UMC/USIC merger.
(3)	Net income includes pre-tax write-down of $362,124 ($219,085 net of tax) on UMC investment.
(4)	Net loss includes pre-tax write-down of $191,852 ($116,070 net of tax) on UMC investment, $25,336 impairment loss on intangibles and other assets and lawsuit settlement gain of $19,400.
(5)	Net income includes impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $10,425.

Consolidated Balance Sheet Data

	March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Working capital	$861,448	$802,913	$751,469	$796,213	$490,512
Total assets	2,421,676	2,335,360	2,502,196	2,348,639	1,070,248
Stockholders’ equity	1,950,739	1,903,740	1,918,316	1,776,655	879,318

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data.”

Cautionary Statement

The statements in this Management’s Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Factors Affecting Future Results” and elsewhere in this document. Forward looking statements can often be identified by the use of forward- looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words.

Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the communications, storage, server, consumer, industrial and other markets. We market our products throughout the world through a direct sales management organization, direct sales to OEMs by independent sales representative firms, and sales through several franchised domestic and foreign distributors.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical policies include: valuation of financial instruments, which impacts gains (losses) on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which impacts write-offs of goodwill and other intangibles, and income taxes, which impacts the allocation of income and application of appropriate tax rates. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not have a material impact on our reported results of operations.

Valuation of Financial Instruments

The Company’s short-term and long-term investments include investments in marketable equity and debt securities. The Company also has an equity investment in UMC, a public semiconductor wafer manufacturing company, of $209.3 million at March 31, 2003. In determining if and when a decline in market value below cost of these investments is other-than-temporary, as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 115, “Accounting for Certain Debt and Equity Securities” (SFAS 115), the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in fiscal 2002 and 2001, the market value of the Company’s UMC investment declined significantly. These declines were deemed to be other-than-temporary and pre-tax losses of $191.9 million and $362.1 million, respectively, were recognized. If the slowdown in the semiconductor industry continues in fiscal 2004 or beyond, the Company may recognize additional losses on these investments.

Revenue Recognition

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers. Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Reported information includes product price, quantity and end customer shipment information, as well as Xilinx monthly inventory on hand. Inventory numbers are subsequently reconciled to deferred revenue balances. Xilinx maintains system controls to validate the data and verify the reported information.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses, generally one year. Revenue from support services is recognized when the service is provided.

Allowances for end customer sales returns are recorded based on historical experience and for any specific known pending customer returns or allowances.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Predicting future manufacturing yields and wafer price reductions is difficult and actual results could differ materially, impacting gross margins. The Company mitigates this risk, in part, through a formal pricing strategy that it incorporates into future product pricing decisions. Our manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, the Company writes down inventory to net realizable value based on backlog and forecasted demand. The decision to write down inventory is based on estimated future demand for our products within specific time horizons, which is generally nine months. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative impact on gross margins. During fiscal 2002 and 2001, we had significant write-downs of inventory due to a sharp decrease in backlog and forecasted demand due to the worldwide economic slowdown. In addition, Xilinx had a significant standards revision resulting from lower manufacturing costs. The Company’s reserve policy for new products is to reserve all inventory until the devices are production released.

Long-Lived Assets Including Goodwill

We adopted SFAS No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective the beginning of the first quarter of fiscal 2003. Accordingly, for fiscal 2003 and future years, we no longer amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles. Consequently, we expect amortization of intangibles to be approximately $9.7 million for fiscal 2004 compared with $15.3 million for fiscal 2003 and down from $49.0 million of amortization of goodwill and other acquisition related intangibles in fiscal 2002.

We completed the initial goodwill impairment review for the RocketChips acquisition, which represents the Company’s only unamortized goodwill, as of the beginning of fiscal 2003, and completed the annual review during the fourth quarter of fiscal 2003, and found no impairment. At March 31, 2003, the net book value of acquisition related intangibles for the RocketChips’ acquisition totaled $119.2 million, comprised of unamortized goodwill of $100.7 million and other acquisition related intangibles of $18.5 million. According to our accounting policy under the new rules, we will perform a similar review annually or earlier if indicators of potential impairment exist. We evaluate the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the telecommunications businesses fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company recognized a $54.7 million impairment loss on excess facilities and equipment in the third quarter of fiscal 2003, primarily for excess facilities owned in San Jose, California.

Income Taxes

Xilinx is a multinational corporation operating in multiple tax jurisdictions. Xilinx must determine the allocation of income to each of these jurisdictions based on estimates and assumptions, and apply the appropriate tax rates for these jurisdictions. Xilinx undergoes routine audits by taxing authorities regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax audits often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of March 31, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Results of Operations

Net Revenues

	2003	Change	2002	Change	2001
	(In thousands)
Net revenues	$1,155,977	13.8%	$1,015,579	(38.8)%	$1,659,358

We classify our product offerings into three categories by semiconductor manufacturing process technology: Advanced, Mainstream and Base Products. These three product categories are adjusted on a regular basis to accommodate advances in our process technology. The most recent adjustment was on April 1, 2001. Advanced Products include our newest technologies manufactured on 180 nanometer and smaller process technologies, which include the Spartan-II, Spartan-IIE, Spartan-3, Virtex-E, Virtex-II, Virtex-II Pro, Virtex-II EasyPath and CoolRunner-II product lines. Mainstream Products are currently manufactured on 220 to 350 nanometer process technologies and include the Virtex, XC4000XL, XC4000XLA, XC4000XV, XC9500XL, XC9500XV, SpartanXL and CoolRunner product lines. Base Products consist of our mature product families that are currently manufactured on process technologies of 500 nanometer and larger; this includes the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan families. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Xilinx’s net revenues increased 13.8% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to the growth in the storage, digital consumer and automotive applications. Xilinx’s net revenues decreased 38.8% in fiscal 2002 compared to fiscal 2001. The decrease was primarily due to an industry wide recession.

Advanced Products represented 54.9% and 37.5% of total net revenues in fiscal 2003 and 2002, respectively. The percentage increase in revenues of Advanced Products was due to the strong market acceptance of these products across a broad base of sectors including new markets and applications. Mainstream and Base Products represented 38.9% of total net revenues in fiscal 2003 and 55.3% in fiscal 2002. Revenue decline in Mainstream and Base Products was mainly due to a combination of weak demand, and customer migration to newer product offerings and lower cost alternatives. Support Products represented 6.2% and 7.2% of total net revenues in fiscal 2003 and 2002, respectively. The majority of the Support Products revenue came from configuration solutions (serial PROMs) and the remainder came from software, IP cores, design services and support. No end customer accounted for more than 10% of revenues in fiscal 2003, 2002 or 2001. Net revenues by semiconductor manufacturing process technology for the years ended March 31, 2003, 2002 and 2001 were as follows:

	2003	%	2002	%	2001	%
	(In millions)
Advanced Products	$635.1	54.9	$380.5	37.5	$294.7	17.8
Mainstream Products	289.3	25.0	354.6	34.9	766.7	46.2
Base Products	160.5	13.9	207.3	20.4	474.4	28.6
Support Products	71.1	6.2	73.2	7.2	123.6	7.4

Total net revenues	$1,156.0	100.0	$1,015.6	100.0	$1,659.4	100.0

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

Net revenues by geography for the years ended March 31, 2003, 2002 and 2001 were as follows:

	2003	%	2002	%	2001	%
	(In millions)
North America	$559.0	48.3	$524.2	51.6	$1,028.2	62.0
Europe	254.3	22.0	235.9	23.2	334.0	20.1
Japan	176.4	15.3	130.6	12.9	163.6	9.9
Asia Pacific/Rest of World	166.3	14.4	124.9	12.3	133.6	8.0

Total net revenues	$1,156.0	100.0	$1,015.6	100.0	$1,659.4	100.0

North America revenue represented 48%, 52% and 62% of total net revenues for the fiscal years 2003, 2002 and 2001, respectively. International revenues represented approximately 52%, 48% and 38% of total net revenues for fiscal years 2003, 2002 and 2001, respectively. North America, Europe, Japan, and Asia Pacific/Rest of World all experienced revenue increases in fiscal 2003 as compared to fiscal 2002 due to the strength in the storage and consumer sectors. Asia Pacific/Rest of World revenue increase also benefited from the transfer of manufacturing by North American OEMs to Asia. North America, Europe, Japan and Asia Pacific/Rest of World all experienced revenue decreases in fiscal 2002 as compared to fiscal 2001 due to the industry wide global recession that particularly affected the telecommunications sector.

Gross Margin

	2003	Change	2002	Change	2001
	(In thousands)
Gross margin	$682,426	49.1%	$457,695	(53.3)%	$979,956
Percentage of net revenues	59.0%		45.1%		59.1%

The gross margin improvement in fiscal 2003 compared to 2002 was largely due to improved yields, lower wafer and package costs and the shift of production to 300-millimeter wafers. In addition, higher gross margin benefited in fiscal 2003 from minimal inventory write-downs that had a material effect in fiscal 2002.

The significant decrease of gross margin percentages in fiscal 2002 compared to 2001 resulted from a write-down of inventory due to the steep decline of demand that resulted in excess inventory. The inventory write-down related primarily to a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown.

Gross margin may be adversely affected in the future due to product mix shifts, pricing pressure, manufacturing yield issues and inventory write-downs. We expect to mitigate this risk by continuing to migrate the technology from 200 millimeter to 300-millimeter wafers, focus on inventory efficiency, improving yields and shifting to more advanced 130 and 90-nanometer process technologies.

Research and Development

	2003	Change	2002	Change	2001
	(In thousands)
Research and development	$222,139	8.5%	$204,752	(4.0)%	$213,195
Percentage of net revenues	19.2%		20.2%		12.8%

Research and development (R&D) expenses for fiscal 2003 were $222.1 million, or 19.2% of net revenues, compared to $204.8 million, or 20.2% of net revenues in fiscal 2002 and $213.2 million, or 12.8% of net revenues in fiscal 2001. R&D expenses for fiscal 2003, 2002 and 2001 include non-cash deferred stock compensation of $6.4 million, $8.5 million and $4.5 million, respectively, associated with the November 2000 acquisition of RocketChips (see Note 14 to our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”) Excluding RocketChips’ deferred stock compensation, R&D expenses were $215.7 million, $196.3 million and $208.7 million for fiscal 2003, 2002 and 2001, respectively. The increase in R&D expenses from fiscal 2002 to 2003 was primarily related to process development of new products, increase in employee compensation expenses from reinstatement of full pay for fiscal 2003 and profit sharing expenses. The decrease in R&D expenses from fiscal 2001 to 2002 was related to the reduction of some projects and lower outside services and employee related expenses.

We remain committed to a significant level of research and development effort in order to extend our technology leadership in the programmable logic marketplace. Through March 31, 2003, we held 829 issued United States patents and we maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs.

Selling, General and Administrative

	2003	Change	2002	Change	2001
	(In thousands)
Selling, general and administrative	$235,347	2.9%	$228,759	(16.5)%	$274,093
Percentage of net revenues	20.4%		22.5%		16.5%

Selling, general and administrative (SG&A) expenses for fiscal 2003 were $235.3 million, or 20.4% of net revenues, compared to $228.8 million, or 22.5% of net revenues in fiscal 2002 and $274.1 million, or 16.5% of net revenues in fiscal 2001. The increase in SG&A expenses from fiscal 2002 to 2003 was primarily related to higher sales commissions, higher employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit-sharing expenses, partially offset by a reduction in legal expenses due to the settlement of the Altera litigation in July 2001 (see “Altera Corporation Lawsuit Settlement” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations). The decrease in SG&A expenses from 2001 to 2002 was primarily attributable to lower commissions and marketing expenses as well as a reduction in employee related expenses.

Amortization of Goodwill and Other Intangibles

Amortization expense for all intangible assets for fiscal 2003, 2002 and 2001 was $15.3 million, $49.0 million and $30.5 million, respectively. Of these amounts, $14.6 million, $43.0 million and $17.9 million for fiscal 2003, 2002 and 2001, respectively, related to the RocketChips acquisition and the remaining amounts related to other technology acquisitions.

Remaining goodwill and acquired intangibles continued to be amortized through fiscal year 2002 using an estimated useful life of four to seven years. Under the provisions of SFAS 142, as of the beginning of fiscal 2003, we no longer amortized goodwill which instead is subject to periodic impairment tests, but we continued to amortize other intangible assets.

Impairment Losses

The impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 of $54.7 million related primarily to excess facilities owned in San Jose, California. The Company lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management’s evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003. These facilities are currently being marketed for lease or for sale. The Company monitors long-lived assets for indications of impairment (decreased appraised value or anticipated asset disposal) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the period of the impairment charges.

The impairment loss on investments of $10.4 million, $4.3 million and $2.0 million recognized during fiscal years 2003, 2002 and 2001, respectively, related to non-marketable equity securities in private companies. Of the $4.3 million and $2.0 million of impairment loss on investments in fiscal 2002 and 2001, $1.5 million and $2.0 million, respectively, was included in research and development expenses on the Company’s consolidated statements of operations. The Company monitors investments for indications of impairment (lower valuation or diminished financing prospects) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the periods of the impairment charges.

We recognized an impairment loss on intangible assets and equipment of $25.3 million during the second quarter of fiscal 2002 consisting of the following items: due to the significant economic downturn in the PLD market, we recorded impairment charges of $14.9 million relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during fiscal 2001 and 2000; and in conjunction with a decline in demand and migration to new test platforms, we also recorded an impairment loss of $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth. The discount rate applied to these cash flows was based on the weighted average cost of capital, using comparable guideline companies. Because the carrying amount of these assets was not recoverable, these charges were recorded in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of RocketChips in fiscal 2001, approximately $90.7 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects had identifiable technological risk factors that indicated that even though successful completion was expected, it was not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized. The acquired in-process research and development represented the appraised value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Investment in United Microelectronics Corporation

In January 2000, USIC was merged into UMC and our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we received approximately 222 million UMC shares, which represent approximately 2% of the combined UMC Group, and we recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 131 million UMC shares in three annual stock dividend distributions increasing our investment holdings in UMC to approximately 353 million shares. We retain wafer capacity rights in UMC equivalent to those we previously had in USIC, so long as we retain a certain percentage of our original UMC shares. If our holdings fall below that percentage, our wafer capacity rights would be prorated in accordance with the UMC shares we hold.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of our UMC shares could not be sold until July 2000. These restrictions began to expire in July 2000 and will continue to do so gradually through January 2004.

The fair value of our UMC shares declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the global economy, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 we recognized a pre-tax impairment loss on our investment in UMC of $191.9 million ($113.2 million, net of tax) to reflect this other-than-temporary decline in market value. The fair value of our unrestricted UMC shares increased in value by $141.4 million during the third and fourth quarters of fiscal 2002, increasing the total value of our UMC investment to $380.4 million as of March 31, 2002. Under the provisions of SFAS 115, we increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $58.0 million and increased accumulated other comprehensive income by $83.4 million.

At March 31, 2003, our equity investment in UMC shares was valued at $209.3 million on the Company’s consolidated balance sheet. As shown in the table below, the value of our total UMC investment decreased by $171.1 million during fiscal 2003.

	SFAS 115 Actual Reported Value		Adjusted Cost Basis*
	2003	2002	2003
	(In millions)
Unrestricted	$179.2	$293.8	$208.9
Restricted	30.1	86.6	30.1

Total	$209.3	$380.4	$239.0

*	As of March 31, 2003

Under SFAS 115, we decreased the value of the UMC investment by $171.1 million, recognized a deferred tax benefit of $70.2 million and decreased accumulated other comprehensive income (loss) by $100.9 million. As of March 31, 2003, the market value of our total UMC investment was $29.7 million below its adjusted cost of $239.0 million. We deemed the decline in value of our total investment in UMC to be temporary in nature. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a loss when an other-than-temporary impairment is determined or record a gain or loss when we sell our UMC shares.

We account for the unrestricted portion (approximately 86% at March 31, 2003) of our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The restricted portion of the investment in UMC (approximately 14% of the Company’s holdings at March 31, 2003) is accounted for as a cost method investment.

Altera Corporation Lawsuit Settlement

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid Xilinx $20 million and both parties exchanged limited patent licenses and executed agreements not to sue under any patent for at least five years. During the second quarter of fiscal 2002 we recorded a lawsuit settlement of $19.4 million, net of settlement costs of approximately $600 thousand.

Interest and Other Income, Net

	2003	Change	2002	Change	2001
	(In thousands)
Interest and other income, net	$24,628	(7.0)%	$26,473	(32.7)%	$39,174
Percentage of net revenues	2.1%		2.6%		2.4%

Interest and other income, net was $24.6 million, or 2.1% of net revenues in fiscal 2003 compared to $26.5 million, or 2.6% of net revenues in fiscal 2002 and $39.2 million, or 2.4% of net revenues in fiscal 2001. The decrease from fiscal 2002 to 2003 was primarily due to a reduction in capital gains recognized and lower interest rates in fiscal 2003 compared to the prior year. The decrease from fiscal 2001 to 2002 was primarily due to lower interest rates in fiscal 2002 as compared to 2001. The amount of interest and other income, net in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, and foreign currency exchange rates. For fiscal 2001, interest and other income, net included a pre-tax gain on one of our investments of $4.5 million due to acquisition by a public company. Excluding this gain, net interest and other income was $34.7 million, or 2.1% of net revenues.

Provision (Benefit) for Income Taxes

	2003	Change	2002	Change	2001
	(In thousands)
Provision (benefit) for income taxes	$44,167	N/A	$(79,347)	N/A	$25,845
Effective tax rate	26.0%		41.1%		42.3%

The effective tax rates for fiscal years 2003, 2002 and 2001 were 26.0%, 41.1% and 42.3% respectively. The effective tax rates in all years reflect the impact of foreign income/loss at different rates and tax credits earned in the United States. Fiscal years 2002 and 2001 effective tax rates resulted from one-time write-offs of impaired assets that were not deductible for tax purposes, and the amortization of nondeductible goodwill. The absence of these nondeductible items in fiscal 2003 has reduced the Company’s effective tax rate.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and we are exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002 and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September and November 2002, the parties filed responses. In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements. The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland. The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. In May 2003, the Court ordered the IRS to respond to the Company’s responses. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003 the IRS filed an amended answer to the petition. We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

Inflation

To date, the effects of inflation on our financial results have not been significant. We cannot assure you, however, that inflation will not affect us materially in the future.

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

Cash, Cash Equivalents and Short-term and Long-term Investments

We generated positive cash flows from operations during fiscal 2003. As of March 31, 2003, we had cash, cash equivalents and short-term investments of $675.6 million and working capital of $861.4 million. Cash provided by operations of $345.0 million for fiscal 2003 was $64.1 million higher than the $280.9 million generated during fiscal

2002. Increases in cash generated by operations resulted primarily from increased profitability, receipt of federal income tax refunds of approximately $74.1 million and an increase in deferred income on shipments to distributors which were partially offset by an increase in accounts receivable.

The combination of cash and cash equivalents and short-term and long-term investments at March 31, 2003 totaled $1.11 billion compared with $799.4 million at March 31, 2002. Net cash used in investing activities of $355.1 million during fiscal 2003 included net purchases of available-for-sale securities of $315.6 million and $46.0 million for purchases of property, plant and equipment partially offset by $6.5 million of proceeds from the sale of a building. During fiscal 2002, net cash used in investing activities of $217.7 million included net purchases of available-for-sale securities of $122.8 million and $94.9 million of property, plant and equipment purchases.

Net cash used in financing activities was $6.2 million in fiscal 2003 and consisted of $60.8 million for the acquisition of treasury stock, partially offset by $54.6 million of proceeds from the issuance of common stock under employee stock plans. For fiscal 2002, net cash used in financing activities of $41.5 million included $125.6 million for the acquisition of treasury stock, partially offset by $81.1 million of proceeds from the issuance of common stock under employee stock plans and $3.0 million in proceeds from sales of put options.

Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and pricing adjustments increased 33.2% from $148.4 million at the end of fiscal 2002 to $197.7 million at the end of fiscal 2003. The increase was primarily attributable to the increased level of revenue and an increase in shipments late in the year, which were reflected in the higher levels of inventory at our distributors.

Inventories

Inventories increased from $79.3 million at March 2002 to $111.5 million at March 2003 due to an increased demand for new products, which led to higher purchases of inventory.

We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment

During 2003, we invested $46.0 million in property, plant and equipment compared to $94.9 million in 2002. Primary investments in fiscal 2003 were for building expansion, enterprise resources planning software and computer and IT equipment.

Current Liabilities

Current liabilities increased from $195.8 million at the end of fiscal 2002 to $313.8 million at the end of fiscal 2003. The increase was primarily attributable to the increase in income taxes payable and deferred income on shipments to distributors. The increase in income taxes payable was a result of higher taxable income and the increase in deferred income on shipments to distributors was due to increased inventory levels at distributors, related to higher revenue levels in 2003 compared to 2002.

Stockholders’ Equity

Stockholders’ equity increased $47.0 million during fiscal 2003, principally as a result of $125.7 million in net income for the year ended March 31, 2003, the issuance of common stock under employee stock plans of $54.6 million, $6.4 million in amortization of deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $18.3 million. The increases were partially offset by $97.6 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and the acquisition of treasury stock of $60.4 million.

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,
(In thousands)
2004	$4,132
2005	3,617
2006	3,075
2007	2,349
2008	1,884
Thereafter	2,647

$17,704

Summary of Liquidity and Capital Resources

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

Xilinx is currently reviewing its investment portfolio of early stage entities to determine whether any of its investee companies are variable interest entities as defined under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Xilinx does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. See Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about variable interest entities.

Factors Affecting Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows would be materially adversely affected.

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•	limited visibility of demand for products, especially new products;

•	fluctuations in demand for our products and services, such as has occurred in the last two years, especially with respect to telecommunications service providers;

•	price and product competition in the semiconductor industry, which can change rapidly due to technological innovation;

•	increased dependence on turns orders (orders received and shipped within the same fiscal quarter);

•	reduced capital spending by telecommunications service providers and others;

•	major customers converting to ASIC designs from Xilinx’s PLDs;

•	weaker demand for our products or those of our customers due to a prolonged period of economic uncertainty;

•	erosion of average selling prices;

•	negative impact on gross margins due to product mix shifts;

•	excess inventory within the supply chain including overbuilding of OEM products;

•	additional excess and obsolete inventories and corresponding write-downs due to a significant deterioration in demand;

•	lower gross margins due to higher overhead absorption costs and reduced manufacturing efficiency improvements;

•	an unexpected increase in demand could result in longer lead times causing delays in customer production schedules;

•	failure to retain or attract specialized technical/management personnel; and,

•	changes in accounting rules, such as recording expenses for employee stock option grants.

Our results of operations are affected by several factors. These factors include general economic conditions, those conditions specific to technology companies and to the semiconductor industry in particular, decreases in average selling prices over the life of particular products and the timing of new product introductions (by us, our competitors and others). In addition, our results of operations are affected by the ability to manufacture sufficient quantities of a given product in a timely manner, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property from competitors, the impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others, and the inability to predict the success of our customers’ products in their markets. Market demand for our products, particularly for those most recently introduced, can be difficult to predict, especially in light of customers’ demands to shorten product lead times and minimize inventory levels. Unpredictable market demand could lead to revenue variability if we were unable to provide sufficient quantities of specified products or if our customers’ reduced demand causes them to slow orders of our products. Changes in our product mix could adversely affect gross margins. In addition, any difficulty in achieving targeted wafer production yields could adversely affect our financial condition and results of operations. An unexpected increase in demand could result in longer lead times causing delays in customer production schedules. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. For example, the overbuilding in the telecommunications industry resulted in a reduction in capital spending causing a slowdown in orders for our products. Due to these and other factors, our past results, including those described in this report, are much less reliable predictors of the future than with companies in many older, more stable and mature industries. Based on the factors noted herein, we may experience substantial fluctuations in future operating results.

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency denominated costs. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Our financial condition and results of operations are becoming increasingly dependent on the global economy. Any instability in worldwide economic environments, such as experienced after the terrorist attacks on September 11, 2001, could lead to a contraction of capital spending by our customers. Additional risks to us include U.S. military actions, economic sanctions imposed by the U.S. government, implications with regard to travel and trade resulting from the recent SARS (severe acute respiratory syndrome) outbreak, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

We cannot assure you that our product development efforts will be successful, that our new products will achieve industry acceptance or that we will achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future. As a result, we will be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko and in the U.S. by IBM. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner. While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

UMC’s foundries in Taiwan and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our suppliers’ or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. We are also dependent on subcontractors located in the Asia Pacific region to provide semiconductor assembly, test and shipment services. Any prolonged inability to obtain wafers or assembly, test or shipment services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

Implementation of New Information Systems

During fiscal 2003, Xilinx implemented a new enterprise resources planning information system to manage our business operations and replace a number of our legacy systems. While we were initially successful in implementing these new systems and transitioning data, it is possible that our operations could be interrupted due to system disruption or instability. Such disruptions could adversely impact our ability to do the following in a timely manner: provide price quotes; take customer orders; ship products; provide services and support to our customers; bill and track shipments to our customers; fulfill contractual obligations; and otherwise conduct our business. As a result, our future financial position, results of operations, cash flows and stock price could be adversely affected.

Volatility of the Securities of High Technology Companies

The securities of many high technology companies have historically been subject to extreme price and volume fluctuations, which may adversely affect the market price of our common stock and the value of our investment in UMC.

Competition

Our future success depends on our ability to be competitive in the semiconductor industry. See “Competition” in Item 1. “Business.”

Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Litigation

We are currently engaged in several legal matters. See Item 3. “Legal Proceedings.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in market interest rates compared to interest rates at March 31, 2003 and March 31, 2002 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $5 million for each fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations in the current period.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 31, 2003 and March 31, 2002 would not materially affect our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.

Consolidated Statements of Operations

	Years ended March 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net revenues	$1,155,977	$1,015,579	$1,659,358
Costs and expenses:
Cost of revenues	473,551	557,884	679,402
Research and development	222,139	204,752	213,195
Selling, general and administrative	235,347	228,759	274,093
Amortization of goodwill (through fiscal 2002) and other intangibles	14,580	42,998	17,915
Impairment loss on excess facilities, intangible assets and equipment	54,691	25,336	—
Write-off of acquired in-process research and development	—	—	90,700

Total costs and expenses	1,000,308	1,059,729	1,275,305

Operating income (loss)	155,669	(44,150)	384,053

Impairment loss on investments	(10,425)	(2,825)	—
Impairment loss on United Microelectronics Corp. investment	—	(191,852)	(362,124)
Altera Corporation lawsuit settlement	—	19,400	—
Interest and other income, net	24,628	26,473	39,174

Income (loss) before income taxes	169,872	(192,954)	61,103

Provision (benefit) for income taxes	44,167	(79,347)	25,845

Net income (loss)	$125,705	$(113,607)	$35,258

Net income (loss) per share:
Basic	$0.37	$(0.34)	$0.11

Diluted	$0.36	$(0.34)	$0.10

Shares used in per share calculations:
Basic	337,069	333,556	328,196

Diluted	348,622	333,556	353,345

See notes to consolidated financial statements

XILINX, INC.

Consolidated Balance Sheets

	March 31,
	2003	2002
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$213,995	$230,336
Short-term investments	461,600	279,381
Accounts receivable, net of allowances for doubtful accounts, customer returns and pricing adjustments of $11,518 and $13,375 in 2003 and 2002, respectively	197,690	148,432
Inventories	111,504	79,289
Deferred tax assets	150,147	142,026
Prepaid expenses and other current assets	40,346	119,289

Total current assets	1,175,282	998,753

Property, plant and equipment, at cost:
Land	72,974	86,291
Buildings	247,452	289,919
Machinery and equipment	254,616	233,047
Furniture and fixtures	37,108	37,530

	612,150	646,787
Accumulated depreciation and amortization	(229,167)	(197,017)

Net property, plant and equipment	382,983	449,770
Long-term investments	434,369	289,727
Investment in United Microelectronics Corp.	209,293	380,362
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $59,752 and $44,492 in 2003 and 2002, respectively	18,690	33,950
Other assets	100,335	82,074

Total Assets	$2,421,676	$2,335,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,739	$36,731
Accrued payroll and related liabilities	48,736	33,883
Income taxes payable	85,198	37,897
Deferred income on shipments to distributors	120,831	69,781
Other accrued liabilities	17,330	17,548

Total current liabilities	313,834	195,840

Deferred tax liabilities	157,103	235,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 339,005 shares issued and outstanding at March 31, 2003; 336,188 shares issued and outstanding at March 31, 2002	3,390	3,361
Additional paid-in capital	744,166	719,747
Retained earnings	1,218,579	1,107,281
Treasury stock, at cost	(541)	(8,197)
Accumulated other comprehensive income (loss)	(14,855)	81,548

Total stockholders’ equity	1,950,739	1,903,740

Total Liabilities and Stockholders’ Equity	$2,421,676	$2,335,360

See notes to consolidated financial statements

XILINX, INC.

Consolidated Statements of Cash Flows

	Years ended March 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$125,705	$(113,607)	$35,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,450	106,097	80,755
Amortization of deferred compensation	6,390	10,981	4,465
Net gain on sale of available-for-sale securities	(5,454)	(9,572)	(7,380)
Impairment loss on excess facilities	53,836	—	—
Impairment loss on intangible assets	—	14,925	—
Impairment loss on equipment	855	10,411	—
Impairment loss on investments	10,425	4,322	2,046
Gain on sale of building	(508)	—	—
Write-off of acquired in-process research and development	—	—	90,700
Impairment loss on United Microelectronics Corp. investment	—	191,852	362,124
Benefit from deferred income taxes	(24,423)	(1,403)	(154,350)
Tax benefit from exercise of stock options	17,093	52,401	159,025
Changes in assets and liabilities:
Accounts receivable, net	(49,259)	24,336	(37,720)
Inventories	(14,858)	245,943	(186,708)
Deferred income taxes	20,338	10,906	145,340
Prepaid expenses and other current assets	45,384	(39,550)	6,387
Other assets	(4,447)	(20,076)	(53,070)
Accounts payable	5,008	(67,943)	44,244
Accrued liabilities	15,084	(1,031)	3,592
Income taxes payable	20,331	(77,378)	(132,939)
Deferred income on shipments to distributors	51,050	(60,720)	15,498

Total adjustments	219,295	394,501	342,009

Net cash provided by operating activities	345,000	280,894	377,267

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,544,365)	(1,085,053)	(2,389,366)
Proceeds from sale or maturity of available-for-sale securities	1,228,813	962,207	2,652,456
Purchases of property, plant and equipment	(46,049)	(94,883)	(222,670)
Proceeds from sale of building	6,463	—	—
Assets obtained (purchased) with acquisitions	—	—	4,243

Net cash provided by (used in) investing activities	(355,138)	(217,729)	44,663

Cash flows from financing activities:
Acquisition of treasury stock	(60,846)	(125,580)	(402,796)
Proceeds from issuance of common stock	54,643	81,088	81,802
Proceeds from sale of put options	—	2,970	22,209

Net cash used in financing activities	(6,203)	(41,522)	(298,785)

Net increase (decrease) in cash and cash equivalents	(16,341)	21,643	123,145
Cash and cash equivalents at beginning of year	230,336	208,693	85,548

Cash and cash equivalents at end of year	$213,995	$230,336	$208,693

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$68,059	$188,575	$332,212
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$(62,984)	$13,865	$7,691

See notes to consolidated financial statements

XILINX, INC.

Consolidated Statements of Stockholders’ Equity

Three years ended March 31, 2003	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2000	325,512	$3,255	$487,634	$1,259,510	$—	$26,256	$1,776,655
Components of comprehensive income:
Net income	—	—	—	35,258	—	—	35,258
Unrealized loss on available-for-sale securities, net of tax benefit of $2,316	—	—	—	—	—	(22,831)	(22,831)
Cumulative translation adjustment	—	—	—	—	—	(545)	(545)

Total comprehensive income							11,882

Issuance of common shares under employee stock plans	9,382	93	82,737	—	—	—	82,830
Acquisition of treasury stock	(6,373)	(63)	—	—	(402,797)	—	(402,860)
Issuance of treasury stock under employee stock plans	—	—	(294,528)	(37,685)	332,213	—	—
Issuance of shares for RocketChips	2,619	26	288,322	—	—	—	288,348
Put option premiums	—	—	22,209	—	—	—	22,209
Deferred compensation—RocketChips	—	—	(19,773)	—	—	—	(19,773)
Tax benefit from exercise of stock options	—	—	159,025	—	—	—	159,025

Balance at March 31, 2001	331,140	3,311	725,626	1,257,083	(70,584)	2,880	1,918,316
Components of comprehensive loss:
Net loss	—	—	—	(113,607)	—	—	(113,607)
Unrealized gain on available-for-sale securities, net of taxes of $57,458	—	—	—	—	—	79,180	79,180
Cumulative translation adjustment	—	—	—	—	—	(512)	(512)

Total comprehensive loss							(34,939)

Issuance of common shares under employee stock plans	7,022	70	80,148	—	—	—	80,218
Acquisition of treasury stock	(2,161)	(22)	—	—	(126,188)	—	(126,210)
Issuance of treasury stock under employee stock plans	—	—	(152,380)	(36,195)	188,575	—	—
Issuance of shares for RocketChips	187	2	—	—	—	—	2
Put option premiums	—	—	2,970	—	—	—	2,970
Deferred compensation—RocketChips	—	—	8,483	—	—	—	8,483
Deferred compensation—other	—	—	2,499	—	—	—	2,499
Tax benefit from exercise of stock options	—	—	52,401	—	—	—	52,401

Balance at March 31, 2002	336,188	3,361	719,747	1,107,281	(8,197)	81,548	1,903,740
Components of comprehensive income:
Net income	—	—	—	125,705	—	—	125,705
Unrealized loss on available-for-sale securities, net of tax benefit of $67,850	—	—	—	—	—	(97,638)	(97,638)
Cumulative translation adjustment	—	—	—	—	—	1,235	1,235

Total comprehensive income							29,302

Issuance of common shares under employee stock plans	5,206	52	54,588	—	—	—	54,640
Acquisition of treasury stock	(2,389)	(23)	—	—	(60,403)	—	(60,426)
Issuance of treasury stock under employee stock plans	—	—	(53,652)	(14,407)	68,059	—	—
Deferred compensation—RocketChips	—	—	6,390	—	—	—	6,390
Tax benefit from exercise of stock options	—	—	17,093	—	—	—	17,093

Balance at March 31, 2003	339,005	$3,390	$744,166	$1,218,579	$(541)	$(14,855)	$1,950,739

See notes to consolidated financial statements

XILINX, INC.

Notes to Consolidated Financial Statements

Note 1.    Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained from independent wafer manufacturers located in Taiwan, Japan and the United States. The Company is dependent on these foundries to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States and Ireland and sales offices throughout the world. The Company derives approximately one-half its revenues from international sales, primarily in Europe, Japan and Asia Pacific.

Note 2.    Summary of Significant Accounting Policies and Concentrations of Credit Risk

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly owned subsidiaries after elimination of all significant intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. For ease of presentation, March 31 has been utilized as the fiscal year-end for all financial statement information and accompanying notes. Fiscal 2003 was a 52-week year ended on March 29, 2003. Fiscal 2002 was a 52-week year ended on March 30, 2002 and fiscal 2001 was a 52-week year ended on March 31, 2001. Fiscal 2004 will be a 53-week year ending on April 3, 2004.

Certain amounts from the prior years have been reclassified to conform to the current year presentation.

Cash Equivalents and Investments

Cash and cash equivalents consist of cash on deposit with banks and investments in money market instruments. Short-term investments consist of tax-advantaged municipal bonds, commercial paper, and tax-advantaged auction rate preferred municipal bonds with maturities greater than 90 days but less than one year from the balance sheet date. Long-term investments consist of equity investments, U.S. Treasury notes, government agency bonds and tax-advantaged municipal bonds with maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. The Company invests its cash, cash equivalents, short-term and long-term investments through various banks and investment banking and asset management institutions. This diversification of risk is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non U.S. based issuers. All investments are made pursuant to the corporate investment policy guidelines. Investments include commercial paper, Euro bonds, Euro floaters and offshore money market funds.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at March 31, 2003 or 2002. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income, net on the consolidated statements of operations. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method. The restricted portion of the Company’s investment in UMC is accounted for as a cost method investment. (See Note 3).

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are comprised of the following at March 31, 2003 and 2002:

	2003	2002
	(In thousands)
Raw materials	$7,339	$10,962
Work-in-process	65,852	46,837
Finished goods	38,313	21,490

	$111,504	$79,289

Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, the Company writes down inventory to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on the Company’s gross margins. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Xilinx’s excess and obsolescence reserve policy is generally to reserve inventory in excess of nine months of forecasted demand. During fiscal 2002 and 2001, the Company had significant write-downs of inventory due to a sharp decrease in backlog and forecasted demand due to a worldwide economic slowdown. In addition, Xilinx had a significant standards revision resulting from lower manufacturing costs. The Company’s reserve policy for new products is to reserve all inventory until the devices are production released.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of two to five years for machinery, equipment, furniture and fixtures and up to 30 years for buildings. Depreciation expenses totaled $52.2 million, $51.7 million and $46.4 million for fiscal year 2003, 2002 and 2001, respectively.

During fiscal 2003, the Company sold its former software facility in Boulder, Colorado for $6.5 million and recognized a gain of $508 thousand, which is included in interest and other income, net on the consolidated statement of operations.

Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

The Company evaluates the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers. Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point Xilinx has a legally enforceable right to collection under normal payment terms.

Revenue from sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with the Company’s end customers.

Revenue from software term licenses is deferred and recognized as revenue over the term of the license, generally one year. Revenue from support services is recognized when the service is provided.

Allowances for end customer sales returns are recorded based on historical experience and for any specific known pending customer returns or allowances.

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in “Interest and other income, net.” The functional currency is the local currency for each of the Company’s other foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of operations are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Derivative Financial Instruments

As part of the Company’s ongoing asset and liability management activities, it periodically enters into financial arrangements to reduce financial market risks. Xilinx may use derivative financial instruments to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of and for the year ended March 31, 2003, the use of derivative financial instruments was not material to the Company’s results of operations or its financial position.

Stock-Based Compensation

The Company accounts for stock-based compensation under the Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the exercise price equals the market price of the underlying stock on the grant date. In addition, the Company has adopted the disclosure requirements related to its stock plans according to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148).

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

As required by SFAS 148, the following table shows the estimated effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss) as reported	$125,705	$(113,607)	$35,258
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(114,334)	(114,280)	(135,461)

Pro forma net income (loss)	$11,371	$(227,887)	$(100,203)

Net income (loss) per share:
Basic—as reported	$0.37	$(0.34)	$0.11

Basic—pro forma	$0.03	$(0.68)	$(0.31)

Diluted—as reported	$0.36	$(0.34)	$0.10

Diluted—pro forma	$0.03	$(0.68)	$(0.31)

The fair value of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Calculated under SFAS 123, the per share weighted-average fair value of the stock options granted during 2003, 2002 and 2001 was $19.73, $19.22 and $37.91, respectively. The per share weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during 2003, 2002 and 2001 was $10.10, $16.13 and $27.31, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal years 2003, 2002 and 2001 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

	Years ended March 31,
	Stock Options			Stock Purchase Plan Rights
	2003	2002	2001	2003	2002	2001
Expected life of options (years)	4.00	3.50	3.50	0.50	0.50	0.50
Expected stock price volatility	0.78	0.76	0.71	0.79	0.95	0.79
Risk-free interest rate	3.0%	3.8%	5.9%	1.4%	3.3%	5.6%

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts, customer returns and pricing adjustments, potential reserves relating to litigation and tax matters as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

All income tax amounts reflect the use of the liability method under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Accounting Change

Effective the beginning of the first quarter of fiscal 2003, the Company completed the adoption of SFAS No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. This adoption had no impact on the Company’s financial statements. As required by SFAS 142, the Company stopped amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. The remaining unamortized goodwill balance of $100.7 million is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The Company completed the initial goodwill impairment review as of the beginning of fiscal 2003, and completed the annual review during the fourth quarter of fiscal 2003, and found no impairment. The Company continues to assess the value of its long-lived assets and this could result in an additional impairment in the future.

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, is as follows (in thousands, except per share amounts):

	Years Ended March 31,
	2003	2002	2001
Net income (loss) as reported	$125,705	$(113,607)	$35,258
Goodwill amortization, net of tax	—	29,821	14,797

Adjusted net income (loss)	$125,705	$(83,786)	$50,055

Per share—basic:
Reported net income (loss)	$0.37	$(0.34)	$0.11
Goodwill amortization, net of tax	—	0.09	0.04

Adjusted net income (loss)	$0.37	$(0.25)	$0.15

Per share—diluted:
Reported net income (loss)	$0.36	$(0.34)	$0.10
Goodwill amortization, net of tax	—	0.09	0.04

Adjusted net income (loss)	$0.36	$(0.25)	$0.14

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This pronouncement requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value when it is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. If the Company enters into any restructuring activities in the future, the adoption of SFAS 146 may affect the timing of recognition of future restructuring costs as well as the amount recognized from such activity.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. The Interpretation’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. At adoption, FIN 45 did not have a significant impact on Xilinx’s consolidated statements of operations or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties outstanding at March 31, 2003.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting used for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. Xilinx adopted the disclosure requirements of SFAS 148 in fiscal 2003 and has included the additional disclosures in the “Stock-Based Compensation” section of this Note. The adoption of SFAS 148 had no impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk. FIN 46 is effective for all new variable interest entities after January 31, 2003. FIN 46 must be applied beginning July 1, 2003, to variable interest entities existing prior to February 1, 2003. Xilinx is currently reviewing its investment portfolio of early stage entities to determine whether any of its investee companies are variable interest entities. Xilinx does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

Product Warranty and Indemnification

Xilinx provides an accrual for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the fiscal years presented. In addition, due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Some of the Company’s product sales contain provisions that indemnify the user of the Company’s product from damages and costs resulting from claims alleging the Company’s product infringes the intellectual property rights of a third party, subject to certain exclusions of indemnity in situations where the infringement would not exist without the combination with another product or modifications by anyone other than Xilinx. In terms of remedies, at Xilinx’s discretion, the Company will obtain a license so the product is non-infringing, modify the product so it is non-infringing, or refund the purchase price. Xilinx has historically received only a limited

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

number of requests for indemnification under these provisions and has not been requested to make significant payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

Concentrations of Credit Risk

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, sales to diverse end customers and through geographical dispersion of sales. Xilinx generally does not require collateral for receivables from its end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned. Bad debt write-offs have been within management’s expectations for all years presented.

No end customer accounted for more than 10% of net revenues in fiscal 2003, 2002 or 2001.

As of March 31, 2003, two distributors (Memec and Avnet) accounted for 49% and 34% of total accounts receivable, respectively. As of March 31, 2002, Memec and Avnet accounted for 48% and 30% of total accounts receivable, respectively. Memec accounted for 45%, 44% and 44% of worldwide net revenues in fiscal 2003, 2002 and 2001, respectively. Avnet accounted for 32%, 30% and 29% of worldwide net revenues in fiscal 2003, 2002 and 2001, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s. Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At March 31, 2003, 65% and 35% of its investments in debt securities were domestic and foreign, respectively, and 41% were issued by corporate entities and 59% by government agencies and municipalities.

Note 3.    Investment in United Microelectronics Corporation

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. The Company made a total cumulative cash investment of $107.1 million in USIC.

In January 2000, USIC merged into UMC and Xilinx’s equity position in USIC converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, Xilinx received approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group, and recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 131 million UMC shares in three separate annual stock dividend distributions increasing the Company’s investment holdings to approximately 353 million shares. The Company retains wafer capacity rights in UMC equivalent to those it previously had in USIC, so long as it retains a certain percentage of its original UMC shares. If the Company’s holdings fall below the specified level, its wafer capacity rights would be prorated in accordance with the UMC shares held.

Due to restrictions imposed by UMC and the Taiwan Stock Exchange, the majority of the Company’s UMC shares could not be sold until July 2000. These restrictions began to expire in July 2000 and will continue to do so gradually through January 2004. At March 31, 2003 and 2002, the restricted portion of the Company’s UMC investment totaled $30.1 million and $86.6 million, respectively.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company accounts for the unrestricted portion (approximately 86% at March 31, 2003) of its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. The restricted portion of the investment in UMC (approximately 14% of the Company’s holdings at March 31, 2003) is accounted for as a cost method investment.

The fair value of the Company’s UMC shares declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the global economy, in general, and in the technology sector in particular, the Company believed that the decline in the market value of its investment in UMC as of September 29, 2001 was other than temporary. During the second quarter of fiscal 2002 Xilinx recognized a pre-tax impairment loss on its investment in UMC of $191.9 million ($113.2 million, net of tax) to reflect this other-than-temporary decline in market value. The fair value of the Company’s unrestricted UMC shares increased by $141.4 million during the third and fourth quarters of fiscal 2002, increasing the total value of its UMC investment to $380.4 million at March 31, 2002. Under the provisions of SFAS 115, the Company increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $58.0 million and increased accumulated other comprehensive income by $83.4 million.

At March 31, 2003, the Company’s equity investment in UMC shares was valued at $209.3 million on the Company’s consolidated balance sheet. As shown in the table below, the value of the Company’s total UMC investment decreased by $171.1 million during fiscal 2003.

	SFAS 115 Actual Reported Value		Adjusted Cost Basis*
	2003	2002	2003
	(In millions)
Unrestricted	$179.2	$293.8	$208.9
Restricted	30.1	86.6	30.1

Total	$209.3	$380.4	$239.0

*	As of March 31, 2003

Under SFAS 115, the Company decreased the value of its UMC investment by $171.1 million, recognized a deferred tax benefit of $70.2 million and decreased accumulated other comprehensive income (loss) by $100.9 million. As of March 31, 2003, the market value of the total UMC investment was $29.7 million below its adjusted cost of $239.0 million. The Company deemed the decline in value of its total investment in UMC to be temporary in nature. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a loss when an other-than-temporary impairment is determined or record a gain or loss when it sells its UMC shares.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 4.    Financial Instruments

The following is a summary of available-for-sale securities:

	March 31, 2003				March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$89,896	$—	$—	$89,896	$76,931	$—	$—	$76,931
Commercial paper	12,972	—	—	12,972	86,697	—	—	86,697
Corporate bonds	261,521	747	(238)	262,030	85,379	—	—	85,379
Auction rate preferred	284,857	—	(487)	284,370	91,193	—	(496)	90,697
Municipal bonds	350,992	4,837	(666)	355,163	292,321	1,493	(1,884)	291,930
U.S. Treasury notes	—	—	—	—	23,465	—	(185)	23,280
Government agency bonds	42,409	132	(45)	42,496	4,274	—	(64)	4,210
Investment in UMC	208,917	—	(29,749)	179,168	152,432	141,321	—	293,753
Investment—other	260	—	—	260	—	—	—	—

	$1,251,824	$5,716	$(31,185)	$1,226,355	$812,692	$142,814	$(2,629)	$952,877

Included in:
Cash and cash equivalents				$151,218				$90,016
Short-term investments				461,600				279,381
Long-term investments				434,369				289,727
Investment in UMC				179,168				293,753

				$1,226,355				$952,877

The amortized cost and estimated fair value of marketable debt securities (commercial paper, corporate bonds, municipal bonds, U.S. Treasury notes and government agency bonds) at March 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$225,710	$226,204
Due after one year through five years	333,754	336,955
Due after five years through ten years	80,417	81,034
Due after ten years	28,013	28,468

	$667,894	$672,661

Certain information related to available-for-sale securities is as follows:

	2003	2002	2001
	(In thousands)
Gross realized gains on sale of available-for-sale securities	$5,836	$9,882	$8,209
Gross realized losses on sale of available-for-sale securities	(382)	(310)	(829)

Net realized gains (losses) on sale of available-for-sale securities	$5,454	$9,572	$7,380

Amortization of premiums/discounts on available-for-sale securities	$5,000	$5,195	$3,781

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

For fiscal 2001, interest and other income, net included a pre-tax gain on one of the Company’s investments of $4.5 million. The gain was recorded under guidance from Emerging Issues Task Force Bulletin 91-5 “Non-Monetary Exchange of Cost-Method investments.”

Note 5.    Balance Sheet Information

The following table discloses those current assets and liabilities that individually exceed 5% of the respective consolidated balance sheet amounts. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

	March 31,
	2003	2002
	(In thousands)
Prepaid expenses and other current assets
Prepaid expenses	$33,585	$38,084
Income tax refunds receivable	—	75,468
Other	6,761	5,737

	$40,346	$119,289

Accrued payroll and related liabilities
Accrued compensation	$42,698	$28,316
Other	6,038	5,567

	$48,736	$33,883

Other accrued liabilities
Accrued commissions	$4,211	$4,964
Property taxes payable	4,274	3,414
Other	8,845	9,170

	$17,330	$17,548

Note 6.    Impairment Losses

The impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 of $54.7 million related primarily to excess facilities owned in San Jose, California. The Company lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management’s evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003. The Company monitors long-lived assets for indications of impairment (decreased appraised value or anticipated asset disposal) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the period of the impairment charges.

The impairment loss on investments of $10.4 million, $4.3 million and $2.0 million recognized during fiscal 2003, 2002 and 2001, respectively, related to non-marketable equity securities in private companies. Of the $4.3 million and $2.0 million of impairment loss on investments in fiscal 2002 and 2001, $1.5 million and $2.0 million, respectively, was included in research and development expenses on the Company’s consolidated statements of operations. The Company monitors investments for indications of impairment (lower valuation or diminished financing prospects) and recognized the impairment charges in accordance with SFAS 144 based on facts and circumstances that arose during the periods of the impairment charges.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

During fiscal year 2002, the Company recognized impairment losses on intangible assets and equipment totaling approximately $25.3 million. The total includes $14.9 million of charges relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during fiscal 2001 and 2000 and $10.4 million for the write-down of excess testers that will provide no future economic benefit as they were acquired in anticipation of higher unit growth.

Note 7.    Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through December 2014. Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,
(In thousands)
2004	$4,132
2005	3,617
2006	3,075
2007	2,349
2008	1,884
Thereafter	2,647

$17,704

Most of the Company’s leases contain renewal options. Rent expense under all operating leases was approximately $3.4 million for fiscal 2003, $5.4 million for fiscal 2002 and $2.5 million for fiscal 2001.

Note 8.    Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the consolidated statements of operations, and there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income (loss) per share calculation includes 11.6 million and 25.1 million common equivalent shares attributable to outstanding stock options for fiscal years 2003 and 2001, respectively, that are not included in basic net income (loss) per share. For fiscal 2002, 18.0 million common stock equivalents attributable to the Company’s stock option plans were excluded from the calculation of diluted net loss per share, as they would be antidilutive.

Outstanding out-of-the-money stock options to purchase approximately 22.9 million, 8.8 million and 4.3 million shares, for fiscal 2003, 2002 and 2001, respectively, under the Company’s stock option plans were not included in the treasury stock calculation to derive diluted net income (loss) per share as they would be antidilutive. These options could be dilutive in the future.

Note 9.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is from unrealized gains (losses) on its available-for-sale securities, net of taxes, and foreign currency translation adjustments.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

The components of comprehensive income (loss) are as follows:

	Years ended March 31,
	2003	2002	2001
	(In thousands)
Net income (loss)	$125,705	$(113,607)	$35,258
Unrealized gain (loss) on available-for-sale securities, net of tax	(96,078)	82,592	(22,594)
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(1,560)	(3,412)	(237)
Net change in cumulative translation adjustment	1,235	(512)	(545)

Comprehensive income (loss)	$29,302	$(34,939)	$11,882

The components of accumulated other comprehensive income (loss) are as follows:

	March 31,
	2003	2002
	(In thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	$(14,984)	$82,654
Cumulative translation adjustment	129	(1,106)

Accumulated other comprehensive income (loss)	$(14,855)	$81,548

The change in the unrealized gains (losses) on available-for-sale securities, net of tax, primarily reflects the decrease in value of the UMC investment since March 31, 2002. In addition, the value of the Company’s short-term and long-term investments increased by $5.2 million during fiscal 2003. In accordance with SFAS 115, the Company increased the value of the investments by $5.2 million, increased deferred tax liabilities by $2.1 million and increased accumulated other comprehensive income (loss) by $3.1 million.

Note 10.    Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorized 2 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 31, 2003 and 2002 no preferred shares were issued or outstanding.

Treasury Stock

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. In June 2002, the Board authorized the repurchase of an additional $100 million of common stock. The Company reissued treasury shares for employee stock option exercises and employee stock purchase plan requirements. During fiscal 2003 and 2002, the Company repurchased a total of 2.4 million and 2.2 million shares of common stock for $60.4 million and $126.2 million, respectively. In fiscal 2003 and 2002, 2.4 million and 3.5 million shares were reissued, respectively. As of March 31, 2003, the Company held 21 thousand shares of treasury stock in conjunction with the stock repurchase program.

Put Options

During fiscal 2002 and 2001, Xilinx sold put options that entitled the holder of each option to sell to the Company, by physical delivery, one share of common stock at specified prices. The cash proceeds from the sale

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

of put options of $3.0 million and $22.2 million for fiscal 2002 and 2001, respectively, have been included in additional paid-in capital following the provisions of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During fiscal 2003, the final put options were presented to Xilinx requiring the Company to acquire 300 thousand shares at strike prices ranging from $40 to $45 per share. As of March 31, 2003, no shares of common stock were subject to future issuance under outstanding put options.

Performance Equity-linked Redemption Quarterly-pay Securities (PERQS)

During fiscal 2002 and 2001, the Company purchased $5.5 million and $1.1 million, respectively, of Performance Equity-linked Redemption Quarterly-pay Securities (PERQS). The securities paid 9% interest per year and matured on December 30, 2002. At maturity, the PERQS were converted into shares of Xilinx common stock. The exchange ratio was one-fifth of a share of Xilinx common stock for each PERQS. As of March 31, 2002, the Company held approximately 632 thousand PERQS. The total cost of the PERQS of $6.6 million as of March 31, 2002 is included in treasury stock on the Company’s consolidated balance sheet. The PERQS program ended and there were no PERQS held as of March 31, 2003.

Employee Stock Option Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 81.5 million shares as of March 31, 2003. Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

A summary of the Company’s Option Plans activity, and related information are as follows:

	Shares Available for Options	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
	(shares in thousands)
March 31, 2000	17,153	55,333	$12.19
Additional shares reserved	13,810	—	—
Granted	(7,814)	7,814	63.51
Exercised	—	(8,008)	7.41
Forfeited	714	(714)	33.26

March 31, 2001	23,863	54,425	19.98
Additional shares reserved	—	—	—
Granted	(9,804)	9,804	35.34
Exercised	—	(6,359)	9.10
Forfeited	1,101	(1,101)	40.80

March 31, 2002	15,160	56,769	23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58

March 31, 2003	23,633	57,911	$25.14

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

The above table does not include additional shares that become available under a formula set forth in the stockholder approved 1997 Stock Plan. That formula provides that on the first day of each fiscal year, an additional number of shares become available for issuance equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the end of the prior fiscal year, as adjusted with respect to shares repurchased by the Company during the year and as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company. These 13.4 million shares will be reflected as additional shares reserved and available for options in the first quarter of fiscal 2004.

The following information relates to options outstanding and exercisable under the Option Plans at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable (000)	Weighted Average Exercise Price
$ 0.57 - $ 7.95	9,269	2.01	$5.77	9,269	$5.77
$ 8.09 - $ 9.97	10,128	4.37	$9.35	10,120	$9.35
$ 9.98 - $14.22	7,054	4.15	$11.94	7,052	$11.94
$14.50 - $21.81	8,190	6.46	$20.70	6,908	$21.02
$21.85 - $33.13	6,871	8.12	$30.90	3,113	$31.46
$33.19 - $41.40	6,620	7.90	$37.74	3,457	$37.36
$41.55 - $69.88	5,944	8.28	$47.87	2,482	$50.96
$71.44 - $84.50	3,229	7.11	$77.61	2,283	$77.64
$86.75 - $86.75	221	7.21	$86.75	151	$86.75
$96.63 - $96.63	385	7.30	$96.63	253	$96.63

$ 0.57 - $96.63	57,911	5.69	$25.14	45,088	$20.98

At March 31, 2002, 40.9 million options were exercisable at an average price of $16.74. At March 31, 2001, 37.5 million options were exercisable at an average price of $11.94.

Employee Qualified Stock Purchase Plan

Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase the Company’s common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Under this plan, 1.6 million and 700 thousand shares were issued during 2003 and 2002, respectively, and 5.7 million shares were available for future issuance at March 31, 2003.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 11.    Income Taxes

The provision (benefit) for income taxes consists of the following:

		Years ended March 31,
		2003	2002	2001
		(In thousands)
Federal:	Current	$46,093	$(84,315)	$131,903
	Deferred	(16,109)	24,227	(124,263)

		29,984	(60,088)	7,640

State:	Current	7,540	3,227	21,678
	Deferred	(8,314)	(25,630)	(30,087)

		(774)	(22,403)	(8,409)

Foreign:	Current	14,957	3,144	26,614

Total		$44,167	$(79,347)	$25,845

The tax benefits associated with stock option exercises and the employee stock purchase plan resulted in a tax benefit of $17.0 million, $52.4 million and $159.0 million, for fiscal years 2003, 2002 and 2001, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has Federal and state tax loss and tax credit carryforwards of approximately $132 million and $61 million, respectively. If unused, these tax loss carryforwards and $44 million of the tax credit carryforwards will expire in 2004 through 2023. Pretax income from foreign operations was $185.0 million, $14.4 million and $281.5 million for fiscal years 2003, 2002 and 2001, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, accumulated to approximately $290 million as of March 31, 2003. The residual U.S. tax liability, if such amounts were remitted, would be approximately $73 million.

The provision (benefit) for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income (loss) before provision (benefit) for taxes as follows:

	Years ended March 31,
	2003	2002	2001
	(In thousands)
Income (loss) before provision (benefit) for taxes	$169,872	$(192,954)	$61,103
Federal statutory tax rate	35%	35%	35%

Computed expected tax	$59,455	$(67,534)	$21,386
State taxes net of federal benefit	(503)	(14,562)	(5,468)
Tax exempt interest	(3,628)	(3,667)	(6,734)
Foreign earnings at lower tax rates	(3,627)	8,784	(9,488)
In-process research and development charge	—	—	31,745
Amortization of goodwill	—	9,884	4,143
Tax credits	(8,445)	(13,235)	(10,640)
Other	915	983	901

Provision (benefit) for income taxes	$44,167	$(79,347)	$25,845

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

The major components of deferred tax assets and liabilities consist of the following at March 31, 2003 and 2002:

	2003	2002
	(In thousands)
Deferred tax assets:
Inventory valuation differences	$14,289	$23,727
Deferred income on shipments to distributors	(9,513)	25,654
Nondeductible accrued expenses	29,584	24,633
Tax loss and tax credit carryforwards	109,132	87,967
Other	2,392	3,678

Total net deferred tax assets	145,884	165,659

Deferred tax liabilities:
Intangible and fixed assets	34,981	7,937
Unremitted foreign earnings	(111,279)	(126,636)
Capital gain from merger of USIC with UMC	(57,818)	(57,818)
Current net value of investments	10,485	(57,458)
Other	7,794	(1,805)

Total net deferred tax liabilities	(115,837)	(235,780)

Total net deferred tax assets (liabilities)	$30,047	$(70,121)

The difference between the net deferred taxes per the consolidated balance sheet and the net deferred taxes above, of $37.0 million and $23.6 million at March 31, 2003 and 2002, respectively, is included in other assets on the consolidated balance sheet.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues. Two issues have been settled with the Appeals Office and the Company is exploring possibilities for settlement of additional issues. One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company filed a motion for summary judgment in February 2002 and the IRS filed a cross motion for summary judgment in March 2002. In June 2002, Xilinx filed its Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue. In September and November 2002, the parties filed responses. In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements. The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland. The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. In May 2003, the Court ordered the IRS to respond to the Company’s responses. It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes it has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million. The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003 the IRS filed an amended answer to the petition. The Company believes it has meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 12.    Segment Information

Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment.

Enterprise wide information is provided in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Geographic revenue information for fiscal years 2003, 2002 and 2001 is based on the shipment location. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

Net revenues from unaffiliated customers by geographic region were as follows:

	Years ended March 31,
	2003	2002	2001
	(In thousands)
United States	$454,988	$441,912	$850,279

Foreign:
Other North America	104,002	82,330	177,906
Europe	254,342	235,931	334,002
Japan	176,386	130,578	163,567
Asia Pacific/Rest of World	166,259	124,828	133,604

Total Foreign	700,989	573,667	809,079

Worldwide total	$1,155,977	$1,015,579	$1,659,358

Net long-lived assets by country were as follows at March 31, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
United States	$394,544	$465,849	$471,076

Foreign:
Ireland	81,493	73,106	60,131
Other	7,671	11,539	22,346

Total Foreign	89,164	84,645	82,477

Worldwide total	$483,708	$550,494	$553,553

Note 13.    Contingencies

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

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999 (see Note 11). Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages. On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy. An arbitration hearing was held the week of February 24, 2003. In June 2003, the arbitrator preliminarily awarded Aldec an amount that is immaterial to the Company’s results of operations or its financial condition. In addition, the arbitrator’s interim award included attorneys’ fees to each party based on claims for which they prevailed in the arbitration. The net of the attorneys’ fees is not anticipated to be material. The Company has not yet decided whether to appeal the arbitrator’s decision.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company. In June 2003, the Company made an offer to Rep’tronic, without prejudice to its defenses in the case, in the amount of $3.7 million to settle Rep’tronic’s claims which the Company anticipates accruing in the first quarter of fiscal year 2004.

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 14.    Business Combinations

RocketChips

On November 9, 2000, Xilinx completed the acquisition of RocketChips, Inc., a privately held fabless semiconductor company. RocketChips is a developer of ultra-high-speed analog and mixed-signal communication ICs fabricated in submicron CMOS processes. These ICs are used in products created by system OEMs serving the networking, telecommunications and enterprise storage markets.

In connection with the acquisition, Xilinx issued approximately 2,806,000 shares of common stock in exchange for all outstanding preferred and common stock of RocketChips and reserved approximately 807,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options of RocketChips. Of the approximately 2,806,000 shares issued, 2,619,000 shares were issued in fiscal 2001 and 187,000 shares were issued in fiscal 2002, depending on the timing of the submission of the RocketChips’ stock certificates in exchange for Xilinx certificates.

The acquisition was accounted for under the purchase method of accounting. The purchase price of RocketChips was allocated to the fair value of the specific tangible and intangible assets acquired and liabilities assumed from RocketChips pursuant to an independent valuation. The total purchase price for RocketChips was $291.2 million, consisting of $231.0 million of Xilinx common stock, $57.3 million of options to purchase Xilinx common stock and $2.8 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $90.7 million. In addition, Xilinx recorded approximately $218.9 million of intangible assets, goodwill, and deferred compensation on the consolidated balance sheet, which resulted in amortization expense of approximately $21.0 million, $51.4 million and $22.4 million in fiscal 2003, 2002 and 2001, respectively. In December 2002, RocketChips, Inc. was liquidated as a separate subsidiary company and its operations were combined with the operations of Xilinx, Inc.

XILINX, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Below is a table of the original acquisition cost and amortization period of the intangible assets.

	Amount	Amortization Life
	(in millions)
Deferred compensation	$24.3	1 month to 4 years
Goodwill	140.5	5 years (through fiscal 2002 only)
Developed technology	6.6	5 years
Noncompete agreements	23.6	3 years
Patents	13.2	7 years
Other intangibles	10.7	2 to 3 years

Total	$218.9

Other

In addition to the RocketChips transactions described above, Xilinx purchased other businesses in smaller transactions. The total amount allocated to goodwill and identified intangibles for these transactions was $15.4 million in fiscal 2001 (none in fiscal 2003 or 2002), which represents a substantial majority of the consideration for these transactions.

As of March 31, 2003 and 2002, the gross and net amounts of goodwill and of other intangible assets were as follows:

	2003	2002	Amortization Life
	(In thousands)
Goodwill—gross	$152,249	$152,249	3 to 5 years (through fiscal 2002 only)
Less accumulated amortization	51,525	51,525

Goodwill—net	$100,724	$100,724

Noncompete agreements—gross	$23,600	$23,600	3 years
Less accumulated amortization	19,011	11,144

Noncompete agreements—net	4,589	12,456

Patents—gross	15,141	15,141	7 years
Less accumulated amortization	6,286	4,341

Patents—net	8,855	10,800

Miscellaneous intangibles—gross	39,701	39,701	2 to 5 years
Less accumulated amortization	34,455	29,007

Miscellaneous intangibles—net	5,246	10,694

Total other intangible assets—gross	78,442	78,442
Less accumulated amortization	59,752	44,492

Total other intangible assets—net	$18,690	$33,950

Amortization expense for all intangible assets for fiscal year 2003, 2002 and 2001 was $15.3 million, $49.0 million and $30.5 million, respectively. Intangible assets are amortized on a straight-line basis.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective at the beginning of fiscal 2003, Xilinx adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Jose, California

April 17, 2003, except for the third

and fourth paragraphs of Note 13 as

to which the date is June 10, 2003

XILINX, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning of Year	Charged to Income	Deductions (a)	Balance at End of Year
For the year ended March 31, 2001:
Allowance for doubtful accounts	$3,573	$60	$8	$3,625
Allowance for customer returns and pricing adjustments	$11,966	$(455)	$161	$11,350
For the year ended March 31, 2002:
Allowance for doubtful accounts	$3,625	$50	$(552)	$4,227
Allowance for customer returns and pricing adjustments	$11,350	$(1,774)	$428	$9,148
For the year ended March 31, 2003:
Allowance for doubtful accounts	$4,227	$(703)	$(644)	$4,168
Allowance for customer returns and pricing adjustments	$9,148	$(1,769)	$29	$7,350

(a)	Represents amounts written off against the allowances, customer returns or pricing adjustments.

Supplementary Financial Data

Quarterly Data (Unaudited)

	Year ended March 31, 2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$289,853		$277,871		$282,739		$305,514
Gross margin	169,517		164,130		165,616		183,163
Net income (loss)	41,006	(3)	38,720	(3)	(3,430	)(1)	49,409	(2)
Net income (loss) per share:
Basic	$0.12		$0.11		$(0.01)		$0.15
Diluted	$0.12		$0.11		$(0.01)		$0.14
Shares used in per share calculations:
Basic	336,518		337,481		337,242		337,920
Diluted	351,858		346,902		337,242		348,410

(1)	Net income (loss) includes impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $8,254.
(2)	Net income (loss) includes impairment loss on investments of $2,171.

(3) and (1) and (2) Net income (loss) also includes pre-tax amortization of intangibles and deferred compensation for RocketChips of $5,806 in the first quarter, $5,306 in the second quarter, $4,983 in the third quarter and $4,875 in the fourth quarter.

	Year ended March 31, 2002
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$289,326		$224,645		$228,110		$273,498
Gross margin	148,378		24,894		126,242		158,181
Net income (loss)	18,482	(2)	(176,024	)(1)	9,657	(2)	34,278	(2)
Net income (loss) per share:
Basic	$0.06		$(0.53)		$0.03		$0.10
Diluted	$0.05		$(0.53)		$0.03		$0.10
Shares used in per share calculations:
Basic	332,637		333,650		334,363		335,915
Diluted	352,704		333,650		350,691		353,535

(1)	Net income (loss) includes a pre-tax write-down of $191,852 on the UMC investment, $25,336 impairment loss on intangibles and other assets and lawsuit settlement gain of $19,400.

(1) and (2) Net income (loss) also includes pre-tax amortization of acquisition related items including goodwill, other intangibles and deferred compensation for RocketChips of $12,981 in the first quarter, $12,834 in each of the second and third quarters and $12,832 in the fourth quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors required by Item 401 of Regulation S-K is incorporated by reference to the section entitled “Proposal One—Election of Directors” in our Company’s Proxy Statement.

The information concerning the Company’s executive officers required by Item 401 of Regulation S-K is incorporated by reference to Item 1. “Business—Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Company’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Company’s Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below. The table below sets forth certain information as of March 31, 2003 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	19,938,044	$8.44	0
1997 Stock Plan	37,476,708	$34.15	21,438,000	(2)
1990 Employee Stock Purchase Plan	N/A	N/A	5,714,091

Total-Approved Plans	57,414,752	$25.22	27,152,091

Equity Compensation Plans NOT Approved by Security Holders(1)
Supplemental Stock Option Plan (3)	5,000	$41.98	2,195,000

Total-All Plans	57,419,752	$25.22	29,347,091

(1)	In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807,000 options were assumed by the Company. Of this amount, a total of 491,088 options, with an average weighted exercise price of $15.20, remained outstanding as of March 31, 2003. These options are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.
(2)	This number does not include additional shares that become available under a formula set forth in the 1997 Stock Plan. That formula provides that on the first day of each fiscal year, an additional number of shares become available for issuance equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the end of the prior fiscal year, as adjusted with respect to shares repurchased by the Company during the year and as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company. These 13.4 million shares will be reflected as additional shares reserved and available for options in the first quarter of fiscal 2004.
(3)	Our Supplemental Stock Option Plan, which was not subject to stockholder approval, is intended to help us attract and retain outstanding individuals in order to promote the success of the Company’s business. The plan permits stock options to be granted to employees and consultants of the Company, except that our officers and members of our Board of Directors may not be granted options under the plan. The number of shares that may be issued pursuant to options granted under the plan is 2.2 million, subject to adjustment for stock splits, stock dividends and certain other changes to the outstanding capital stock of the Company. Only non-qualified stock options may be granted under the plan (that is, options that do not entitle the optionee to special U.S. income tax treatment). The plan is administered by our Board of Directors, or a committee of the Board of Directors, which has broad discretion to set the terms of options (including the number of shares, exercise price, vesting conditions and terms of options), to determine to whom they will be granted, to interpret the plan and the option agreements and to take such other actions and make such other determinations as it determines necessary or advisable in the administration of the plan. Subject to the foregoing, options granted under the plan generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option outstanding under the plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale. Our Board of Directors is authorized at any time to amend, alter, suspend or terminate the plan, but no such change may impair the rights of any option recipient under the plan without the written consent of the participant and the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in our Company’s Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Within 90 days prior to the date of filing of this Annual Report on Form 10-K (Controls Evaluation Date), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

We continuously evaluate our internal controls and make changes to improve them. From the Controls Evaluation Date to the date of the filing of this Annual Report on Form 10-K, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. In November 2002 and February 2003, we implemented a new enterprise resources planning (ERP) information system to manage our business operations. This ERP system and software is currently operative. This change was the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  The financial statements required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.

(2)  The financial statement schedules required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)  The exhibits listed below in (c) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2003.

(c)   Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company, as amended to date.

3.2(2)	Bylaws of the Company, as amended to date.

4.1(3)	Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.

10.1(4)	Lease dated March 27, 1995 for adjacent facilities at 2055 Logic Drive and 2065 Logic Drive, San Jose, California.

10.2(4)	First Amendment to Master Lease dated April 27, 1995 for the Company’s facilities at 2100 Logic Drive and 2101 Logic Drive, San Jose, California.

10.3(5)	Lease dated October 8, 1997 for an additional facility on Logic Drive, San Jose, California.

10.4.1(6)	Agreement of Purchase and Sale of Land in Longmont, Colorado dated November 24, 1997.

10.4.2(6)	First Amendment to Agreement of Purchase and Sale of Land in Longmont, Colorado dated January 15, 1998.

10.5(2)*	1988 Stock Option Plan, as amended.

10.6(7)*	1990 Employee Qualified Stock Purchase Plan, as amended.

10.7(7)*	1997 Stock Option Plan.

10.8(2)*	Form of Indemnification Agreement between the Company and its officers and directors.

10.9(8)*	Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.

10.10.1(8)*	Consulting Agreement dated as of June 1, 1996 between the Company and Bernard V. Vonderschmitt.

10.10.2(6)*	Amended Services and Compensation Exhibit to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.

10.10.3(6)*	Second Amendment to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.

10.11(9)*	Letter Agreement dated as of April 1, 1997 of the Company to Richard W. Sevcik.

10.12.1(10)(11)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).

Exhibit Number	Description
10.12.2(10)(11)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.

10.12.3(10)(11)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company.

10.13.1(8)(10)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company.

10.13.2(6)(10)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997.

10.14(8)	Indenture dated November 1, 1995 between the Company and State Street Bank and Trust Company.

10.15(10)(12)	Letter Agreement dated January 13, 2000 between the Company and UMC.

10.16(13)*	Supplemental Stock Option Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (included in the signature page).

99.1(14)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(14)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1991.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-43793) effective November 26, 1991.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1997.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-62897) effective September 4, 1998.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1996.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1997.
(10)	Confidential treatment requested as to certain portions of these documents.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(c) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of June 2003.

XILINX, INC.

By:	/s/ WILLEM P. ROELANDTS
Willem P. Roelandts, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willem P. Roelandts and Kris Chellam, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD V. VONDERSCHMITT (Bernard V. Vonderschmitt)	Chairman of the Board of Directors	June 12, 2003

/s/ WILLEM P. ROELANDTS (Willem P. Roelandts)	President and Chief Executive Officer (Principal Executive Officer)	June 12, 2003

/s/ KRIS CHELLAM (Kris Chellam)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 12, 2003

/s/ RICHARD W. SEVCIK (Richard W. Sevcik)	Senior Vice President and General Manager	June 12, 2003

/s/ JOHN L. DOYLE (John L. Doyle)	Director	June 12, 2003

/s/ JERALD G. FISHMAN (Jerald G. Fishman)	Director	June 12, 2003

/s/ PHILIP T. GIANOS (Philip T. Gianos)	Director	June 12, 2003

/s/ WILLIAM G. HOWARD, JR. (William G. Howard, Jr.)	Director	June 12, 2003

/s/ ELIZABETH VANDERSLICE (Elizabeth Vanderslice)	Director	June 12, 2003

XILINX, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Willem P. Roelandts, President and Chief Executive Officer of Xilinx, Inc. (the “Registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ WILLEM P. ROELANDTS
Willem P. Roelandts President and Chief Executive Officer

XILINX, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kris Chellam, Senior Vice President of Finance and Chief Financial Officer of Xilinx, Inc. (the “Registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ KRIS CHELLAM
Kris Chellam Senior Vice President of Finance and Chief Financial Officer