Form 10-Q
period 2003-06-28
XILINX INC
filed 2003-08-12
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number   0-18548

Xilinx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at August 1, 2003

Common Stock, $.01 par value	340,852,811

Part I.                                      Financial Information

Item 1.                                   Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 28, 2003	June 29, 2002

Net revenues	$313,287	$289,853

Costs and expenses:
Cost of revenues	125,099	120,336
Research and development	59,542	56,776
Selling, general and administrative	62,013	58,897
Amortization of other intangibles	3,535	3,722
Litigation settlements	6,400	—

Total costs and expenses	256,589	239,731

Operating income	56,698	50,122

Interest and other income, net	4,957	5,291

Income before income taxes	61,655	55,413

Provision for income taxes	15,414	14,407

Net income	$46,241	$41,006

Net income per share:
Basic	$0.14	$0.12
Diluted	$0.13	$0.12

Shares used in per share calculations:
Basic	339,761	336,518
Diluted	351,780	351,858

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 28, 2003	March 29, 2003
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$343,357	$213,995
Short-term investments	485,805	461,600
Accounts receivable, net	137,010	197,690
Inventories	115,338	111,504
Deferred tax assets	149,825	150,147
Prepaid expenses and other current assets	57,258	40,346
Total current assets	1,288,593	1,175,282

Property, plant and equipment, at cost	610,310	612,150
Accumulated depreciation and amortization	(232,612)	(229,167)
Net property, plant and equipment	377,698	382,983
Long-term investments	413,099	434,369
Investment in United Microelectronics Corp.	231,159	209,293
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $63,326 and $59,752 as of June 28, 2003 and March 29, 2003, respectively	15,117	18,690
Other assets	96,806	100,335
Total Assets	$2,523,196	$2,421,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,121	$41,739
Accrued payroll and related liabilities	52,420	48,736
Income taxes payable	120,253	85,198
Deferred income on shipments to distributors	114,878	120,831
Other accrued liabilities	22,678	17,330
Total current liabilities	360,350	313,834

Deferred tax liabilities	135,076	157,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,403	3,390
Additional paid-in capital	760,105	744,166
Retained earnings	1,265,013	1,218,579
Treasury stock, at cost	(1,289)	(541)
Accumulated other comprehensive income (loss)	538	(14,855)
Total stockholders’ equity	2,027,770	1,950,739
Total Liabilities and Stockholders’ Equity	$2,523,196	$2,421,676

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net income	$46,241	$41,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,582	18,682
Amortization of deferred compensation	1,131	2,084
Net gain on sale of available-for-sale securities	(2,040)	(1,071)
Litigation settlements	6,400	—
Tax benefit from exercise of stock options	10,261	7,986
Changes in assets and liabilities:
Accounts receivable, net	60,680	(19,389)
Inventories	(3,834)	(1,878)
Deferred income taxes	(3,240)	(3,067)
Prepaid expenses and other current assets	(16,957)	(30,223)
Other assets	4,071	(673)
Accounts payable	8,382	42,000
Accrued liabilities	2,653	8,382
Income taxes payable	5,091	8,670
Deferred income on shipments to distributors	(5,953)	1,735
Total adjustments	85,227	33,238
Net cash provided by operating activities	131,468	74,244

Cash flows from investing activities:
Purchases of available-for-sale securities	(461,864)	(329,826)
Proceeds from sale or maturity of available-for-sale securities	464,332	270,019
Purchases of property, plant and equipment	(8,604)	(10,880)
Net cash used in investing activities	(6,136)	(70,687)

Cash flows from financing activities:
Acquisition of treasury stock	(9,383)	(27,967)
Proceeds from issuance of common stock	13,413	9,401
Net cash provided by (used in) financing activities	4,030	(18,566)

Net increase (decrease) in cash and cash equivalents	129,362	(15,009)

Cash and cash equivalents at beginning of period	213,995	230,336

Cash and cash equivalents at end of period	$343,357	$215,327

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$8,635	$21,628

Supplemental disclosure of cash flow information:
Income taxes paid	$3,844	$1,324

See notes to condensed consolidated financial statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Organization and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the fiscal year ended March 29, 2003.  The interim financial statements reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2004 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2004 will be a 53-week year ending on April 3, 2004 and the third quarter will include 14 weeks.  The quarters ended June 28, 2003 and June 29, 2002 each included 13 weeks.

2.               Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company believes that the adoption of this standard will not have a material impact on its financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires consolidation of variable interest entities (VIE) by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk.  FIN 46 is effective for all new VIEs after January 31, 2003.  FIN 46 must be applied beginning July 1, 2003, to VIEs existing prior to February 1, 2003.  Xilinx is continuing to review its investment portfolio of early stage entities to determine whether any of its investee companies are VIEs.  Xilinx does not expect to identify any VIEs that must be consolidated.  The Company has not invested in any VIEs after January 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components.  SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity” (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial condition or results of operations.

3.               Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method.  Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the exercise price equals the market price of the underlying stock on the grant date.  In addition, the Company has adopted the disclosure requirements of FASB SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended
(In thousands, except per share amounts)	June 28, 2003	June 29, 2002

Net income as reported	$46,241	$41,006

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(25,480)	(31,064)

Pro forma net income	$20,761	$9,942

Net income per share:
Basic-as reported	$0.14	$0.12

Basic-pro forma	$0.06	$0.03

Diluted-as reported	$0.13	$0.12

Diluted-pro forma	$0.06	$0.03

The fair value of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The per share weighted-average fair value of the stock options granted during the first quarter of fiscal 2004 and 2003 was $13.06 and $24.42, respectively.  The per share weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during the first quarter of fiscal 2004 and 2003 was $6.83 and $15.47, respectively. The fair value of stock options and stock purchase plan rights granted in the first quarter of fiscal 2004 and 2003 were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

	Stock Options		Stock Purchase Plan Rights
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Expected life of options (years)	4.00	4.00	0.50	0.50
Expected stock price volatility	0.74	0.78	0.83	0.79
Risk-free interest rate	2.1%	3.0%	1.2%	1.4%

4.               Significant Customers

As of June 28, 2003, two distributors, the Memec Group and Avnet, Inc., accounted for 60% and 25% of total accounts receivable, respectively.   The Memec Group accounted for 48% and 44% of worldwide net revenues in the first quarters of fiscal 2004 and 2003, respectively.  Avnet, Inc. accounted for 31% of worldwide net revenues in the first quarters of fiscal 2004 and 2003.

5.               Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value).   Inventories at June 28, 2003 and March 29, 2003 are as follows:

(In thousands)	June 28, 2003	March 29, 2003

Raw materials	$6,818	$7,339
Work-in-process	69,005	65,852
Finished goods	39,515	38,313
	$115,338	$111,504

6.               Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the face of the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share.  The total shares used in the denominator of the diluted net income per share calculation includes 12.0 million and 15.3 million common equivalent shares attributable to outstanding stock options for the first quarters of fiscal years 2004 and 2003, respectively, that are not included in basic net income per share.

Outstanding out-of-the-money stock options to purchase approximately 22.1 million and 16.4 million shares, for the first quarters of fiscal year 2004 and 2003, respectively, under the Company’s stock option plans were not included in the treasury stock calculation to derive diluted net income per share as they would be antidilutive.    These options could be dilutive in the future.

7.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
(In thousands)	June 28, 2003	June 29, 2002

Net income	$46,241	$41,006
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	15,957	(31,376)
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(1,039)	(510)
Net change in cumulative translation adjustment	475	397
Comprehensive income	$61,634	$9,517

The components of accumulated other comprehensive income (loss) at June 28, 2003 and March 29, 2003 are as follows:

(In thousands)	June 28, 2003	March 29, 2003

Unrealized loss on available-for-sale securities, net of tax	$(66)	$(14,984)
Cumulative translation adjustment	604	129
Accumulated other comprehensive income (loss)	$538	$(14,855)

The change in the unrealized loss on available-for-sale securities, net of tax, primarily reflects the increase in value of the United Microelectronics Corporation (UMC) investment since March 29, 2003 (see Note 10).  In addition, the value of the Company’s short-term and long-term investments increased by $3.4 million during the quarter ended June 28, 2003.  In accordance with SFAS 115, the Company increased the value of the investments by $3.4 million, increased deferred tax liabilities by $1.4 million and increased accumulated other comprehensive income (loss) by $2.0 million.

8.               Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock.  In June 2002, the Board authorized the repurchase of an additional $100 million of common stock.  During the quarter ended June 28, 2003, 351 thousand shares of common stock were repurchased for $9.4 million, and 322 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements.  Through June 28, 2003, the Company had repurchased $45.9 million of the $100 million of common stock approved for repurchase under the current program.  As of June 28, 2003, the Company held 50 thousand shares of treasury stock in conjunction with the stock repurchase program.

9.               Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates primarily through December 2014.  Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (June 29, 2003 to March 31, 2004)	$3,562
2005	2,775
2006	2,048
2007	1,462
2008	1,127
Thereafter	2,835
$13,809

Most of the Company’s leases contain renewal options.  Rent expense under all operating leases was approximately $816 thousand and $653 thousand for the three months ended June 28, 2003 and June 29, 2002, respectively.

10.         Investment in United Microelectronics Corporation

At June 28, 2003, the carrying value of the Company’s equity investment in UMC shares totaled $231.2 million on the Company’s consolidated balance sheet. The Company accounts for the unrestricted portion of its investment in UMC (approximately 87% at June 28, 2003) as available-for-sale marketable securities in accordance with SFAS 115.  The restricted portion of the investment in UMC (approximately 13% of the Company’s holdings at June 28, 2003) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the value of the Company’s total UMC investment increased by $21.9 million during the quarter ended June 28, 2003.

	June 28, 2003		March 29, 2003
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Unrestricted investment	$208.9	$201.1	$208.9	$179.2
Restricted investment	30.1	30.1	30.1	30.1
Total	$239.0	$231.2	$239.0	$209.3

Under SFAS 115, the Company increased the value of its UMC investment by $21.9 million, recognized a deferred tax liability of $9.0 million and increased accumulated other comprehensive income (loss) by $12.9 million. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment.  The Company deems the decline in value of its total investment in UMC to be temporary in nature.  In future periods, the Company may record a loss when an other-than-temporary impairment is determined or record a gain or loss when it sells its UMC shares.

11.         Product Warranty and Indemnification

Xilinx warrants its products against defects in materials and workmanship for varying lengths of time.  The Company provides an accrual for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity.  The warranty accrual and the related expense for known product issues were not significant as of and for the first quarter of fiscal 2004 and 2003.  In addition, due to product testing and the short time between product shipment and the detection and correction of product failures, the Company’s warranty costs have not been significant.

Some of the Company’s product sales contain provisions that indemnify the user of the Company’s product from damages and costs resulting from claims alleging the Company’s product infringes the intellectual property rights of a third party, subject to certain exclusions of indemnity in situations where the infringement would not exist without the combination with another product or modifications by anyone other than Xilinx.  In terms of remedies, at Xilinx’s discretion, the Company will obtain a license so the product is non-infringing, modify the product so it is non-infringing, or refund the purchase price.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make significant payments pursuant to these provisions.  Accordingly, the Company has not recorded a liability related to these indemnification provisions.

12.         Litigation Settlements/Contingencies

In July 2000, the Company purchased a 200,000 square foot facility and 40 acres of land adjacent to the existing Longmont, Colorado facility for future expansion.  The Company has occupied and leases a portion of the property and is actively marketing remaining portions of the property for short-term lease.  Because the property is occupied and forms a basis of the Company’s long-term facilities use plan, it is recorded within property and equipment on the accompanying condensed consolidated balance sheets.  The current high commercial real estate vacancy rates and declining lease rates in the property’s market area indicate the potential for impairment of the property.  While no impairment has been recognized on the property because, based on management’s analysis the property is recoverable, future circumstances and events could cause the Company to record an impairment charge.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1999 (see Note 13).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages.  On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy.  An arbitration hearing was held the week of February 24, 2003.  In June 2003, the arbitrator preliminarily awarded Aldec an amount that is immaterial to the Company’s results of operations or its financial condition.  In addition, the arbitrator’s interim award included attorneys’ fees to each party based on claims for which they prevailed in the arbitration.  In a subsequent ruling in late July 2003, the arbitrator amended his earlier ruling and has now denied an award of attorneys' fees to either party.  The Company has not yet decided whether to appeal the arbitrator’s decision.

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

As a result of both the Aldec and Rep’tronic cases, the Company accrued a charge of $6.4 million during the first quarter of fiscal year 2004.

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

13.         Income Taxes

The Company recorded a tax provision of $15.4 million for the first quarter of fiscal 2004 as compared to $14.4 million in the same prior year period, representing effective tax rates of 25% and 26%, respectively.  In the first quarter of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues when compared to the prior year.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and the Company is exploring possibilities for settlement of additional issues.  One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. In May 2003, the Court ordered the IRS to respond to the Company’s responses and the IRS filed its response in June 2003. It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes it has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

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

Results of Operations: First quarter of fiscal 2004 compared to the first quarter of fiscal 2003

Net Revenues

We classify our product offerings into three categories: New, Mainstream and Base Products.  These three product categories are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on March 30, 2003.  Amounts for the prior period presented have been reclassified to conform to the new categorization.  New Products include our most recent product offerings and include the Spartan-IIETM, Spartan-3TM, Virtex-IITM, Virtex-II ProTM, Virtex-II EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the XC4000XL, XC4000XLA, XC4000XV, Spartan-IITM, SpartanXLTM, XC9500XL, XC9500XV, CoolRunnerTM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and  include the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues of $313.3 million in the first quarter of fiscal 2004 represented an 8% increase from the comparable prior year period of $289.9 million due primarily to strong customer demand for our New Products.

New Products grew 77% and represented 26% of total net revenues in the first quarter of fiscal 2004 compared with 16% in the first quarter of fiscal 2003.  The significant increase in New Products revenue was due to the strong market acceptance of these products across a broad base of end markets including communications and consumer-oriented applications.

Mainstream and Base Products decreased 7% and represented 67% of total net revenues in the first quarter of fiscal 2004 compared with 78% in the first quarter of fiscal 2003.  The gradual decline in net revenues of Mainstream and Base Products is the result of mature products moving toward the end of their product life cycles, customer migration to new products and lower cost alternatives and the general weakness in the wireless communications market.

Support Products increased by 16% and represented 7% and 6% of total net revenues in the first quarters of fiscal 2004 and 2003, respectively.  Net revenues by product categories for the three-month periods ended June 28, 2003 and June 29, 2002 were as follows:

	Three Months Ended		Three Months Ended
(in millions)	June 28, 2003%		June 29, 2002%

New Products	$83.3	26%	$47.1	16%
Mainstream Products	168.2	54	182.6	63
Base Products	40.6	13	41.9	15
Support Products	21.2	7	18.3	6
Total net revenues	$313.3	100%	$289.9	100%

North American revenues declined 11% and represented 43% of total net revenues in the first quarter of fiscal 2004 compared with 53% in the first quarter of fiscal 2003.  The decreased revenue in North America was primarily attributable to continued weakness in the communications market and transfer of manufacturing by North American original equipment manufacturers (OEMs) to Asia Pacific.

International revenues grew 30% and represented 57% of total net revenues in the first quarter of fiscal 2004 compared with 47% in the first quarter of fiscal 2003.  During the first quarter of fiscal 2004, net revenues in Europe increased due to the strength in storage, industrial and automotive applications.  For the first quarter of fiscal 2004, revenues for Japan and Asia Pacific/Rest of World increased primarily due to increasing acceptance of programmable logic in consumer-oriented applications and the transfer of manufacturing by North American and European OEMs to Asia Pacific.  Net revenues by geography for the three-month periods ended June 28, 2003 and June 29, 2002 were as follows:

	Three Months Ended		Three Months Ended
(in millions)	June 28, 2003%		June 29, 2002%

North America	$135.1	43%	$152.5	53%
Europe	70.4	23	62.5	22
Japan	50.5	16	39.3	13
Asia Pacific/Rest of World	57.3	18	35.6	12
Total net revenues	$313.3	100%	$289.9	100%

Our end market revenue data is derived from our understanding of our end customers' primary markets.  We classify our revenue by end market in three categories: Communications, Storage and Servers and Consumer, Industrial and Other.

Communications decreased 11% and represented 50% of total net revenues in the first quarter of fiscal 2004 compared with 61% in the first quarter of fiscal 2003 reflecting overall economic decline in networking and telecommunications markets.  Storage and Servers increased 9% and represented 19% of total net revenues in the first quarter of 2004 and 2003.  Storage and Servers category had strong growth over the past few quarters as several customer programs had been ramping up into production.  Lastly, Consumer, Industrial and Other increased 67% and represented 31% of total net revenues in the first quarter of fiscal 2004 compared with 20% in the first quarter of fiscal 2003.  The growth in this category was driven by digital consumer, defense, instrumentation and automotive applications.  Our new low cost programmable logic solutions have made considerable inroads into the Consumer, Industrial and Other end markets.  Net revenues by end markets for the three-month periods ended June 28, 2003 and June 29, 2002 were as follows:

	Three Months Ended
	June 28, 2003	June 29, 2002

Communications	50%	61%
Storage and Servers	19	19
Consumer, Industrial and Other	31	20
Total net revenues	100%	100%

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins.  Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost.  We have historically been able to offset much of the revenue decline of our mature products with increased revenues from newer products.

Gross Margin

Gross margin was $188.2 million for the first quarter of fiscal 2004, or 60.1% of net revenues.  Gross margin for the comparable period of fiscal 2003 was $169.5 million or 58.5% of net revenues.  Gross margin percentages for the first quarter of fiscal 2004 benefited from higher revenue, improved yields, lower manufacturing costs and ongoing migration to 300-millimeter wafer technology.

Gross margin may be adversely affected in the future due to product mix shifts, pricing pressure, manufacturing yield issues and inventory write-downs.  We expect to mitigate this risk by continuing to migrate the technology from 200 millimeter to 300-millimeter wafers, improve yields and shift to the more advanced 130 and 90-nanometer process technologies.

Research and Development

Research and development (R&D) expenses were $59.5 million and $56.8 million for the first quarters of fiscal 2004 and 2003, respectively. R&D expenses for the first quarters of fiscal 2004 and 2003 include non-cash deferred stock compensation of $1.1 million and $2.1 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips).  Excluding RocketChips’ deferred stock compensation, R&D expenses were $58.4 million and $54.7 million, or 19% of net revenues for both periods.

The increase in R&D expenses over the prior year’s first quarter was primarily related to process technology and development of next generation products.  We will continue to invest in R&D efforts in a wide variety of areas such as 130 and 90-nanometer process technologies, 300-millimeter yield improvement, IP Cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $62.0 million and $58.9 million for the first quarters of fiscal 2004 and 2003, respectively, or 20% of net revenues for both periods.  The increase in SG&A expenses was primarily attributable to increased marketing activities and expenses related to increased resources in key markets.

Amortization of Other Intangibles

Amortization expense for all intangible assets for the first quarters of fiscal 2004 and 2003, respectively, was $3.6 million and $4.2 million, respectively.  Of these amounts, $3.5 million and $3.7 million for fiscal 2004 and 2003, respectively, related to the amortization of intangible assets arising from the RocketChips’ acquisition.

Investment in United Microelectronics Corporation

At June 28, 2003, the carrying value of our equity investment in UMC shares totaled $231.2 million on the Company’s consolidated balance sheet. We account for the unrestricted portion of our investment in UMC (approximately 87% at June 28, 2003) as available-for-sale marketable securities in accordance with SFAS 115.  The restricted portion of the investment in UMC (approximately 13% of the Company’s holdings at June 28, 2003) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the value of our total UMC investment increased by $21.9 million during the quarter ended June 28, 2003.

	June 28, 2003		March 29, 2003
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Unrestricted investment	$208.9	$201.1	$208.9	$179.2
Restricted investment	30.1	30.1	30.1	30.1
Total	$239.0	$231.2	$239.0	$209.3

Under SFAS 115, we increased the value of our UMC investment by $21.9 million, recognized a deferred tax liability of $9.0 million and increased accumulated other comprehensive income (loss) by $12.9 million. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment.  We deem the decline in value of our total investment in UMC to be temporary in nature.  In future periods, we may record a loss when an other-than-temporary impairment is determined or record a gain or loss when we sell our UMC shares

Interest and Other Income, Net

Interest and other income, net was $5.0 million in the first quarter of fiscal 2004 as compared to $5.3 million in the prior year quarter.  Lower interest rates in fiscal 2004 largely offset the benefit of higher average cash and investment balances.

Provision for Income Taxes

We recorded a tax provision of $15.4 million for the first quarter of fiscal 2004 as compared to $14.4 million in the same prior year period, representing effective tax rates of 25% and 26%, respectively.  In the first quarter of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues when compared to the prior year.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999.  See Note 13 to our consolidated financial statements, included in Part 1. “Financial Information.”

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

We generated positive cash flows from operations during the first three months of fiscal 2004.  As of June 28, 2003, we had cash, cash equivalents and short-term investments of $829.2 million and working capital of $928.2 million.  Cash provided by operations of $131.5 million for the first three months of fiscal 2004 was $57.3 million higher than the $74.2 million generated during the first three months of fiscal 2003.  The positive cash flow from operations in fiscal 2004 resulted primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and an increase in accounts payable.  These items were partially offset by an increase in prepaid expenses and other current assets.

The combination of cash and cash equivalents and short-term and long-term investments at June 28, 2003 totaled $1.24 billion compared with $1.11 billion at March 29, 2003.  Net cash used in investing activities of $6.1 million during the first three months of fiscal 2004 included $8.6 million for purchases of property, plant and equipment offset by net proceeds of $2.5 million from the sale or maturity of available-for-sale securities.  During the first quarter of fiscal 2003, net cash used in investing activities of $70.7 million included net purchases of available-for-sale-securities of $59.8 million and $10.9 million of property, plant and equipment purchases.

Net cash provided by financing activities was $4.0 million in the first three months of fiscal 2004 and consisted of $13.4 million of proceeds from the issuance of common stock under employee stock plans partially offset by $9.4 million for the acquisition of treasury stock.  For the comparable fiscal 2003 period, net cash used in financing activities of $18.6 million included $28.0 million for the acquisition of treasury stock, partially offset by $9.4 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $77.0 million during the first three months of fiscal 2004. The increase was attributable to the  $46.2 million in net income for the three months ended June 28, 2003, $14.9 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock, the issuance of common stock under employee stock plans of $13.4 million, $1.1 million in deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $10.8 million.  The increase was partially offset by $9.4 million for the acquisition of treasury stock.

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

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (June 29, 2003 to March 31, 2004)	$3,562
2005	2,775
2006	2,048
2007	1,462
2008	1,127
Thereafter	2,835
$13,809

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical policies include: valuation of financial instruments, which impacts gains (losses) on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which impacts write-offs of goodwill and other intangibles, and income taxes, which impacts the allocation of income and application of appropriate tax rates.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable equity and debt securities.  The Company also has an equity investment in UMC, a public semiconductor wafer manufacturing company, of $231.2 million at June 28, 2003.  In determining if and when a decline in market value below cost of these investments is other-than-temporary, as required by FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Debt and Equity Securities” (SFAS 115), the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments.  When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers.  Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Reported information includes product price, quantity and end customer shipment information, as well as Xilinx monthly inventory on hand. Inventory numbers are subsequently reconciled to deferred revenue balances.  Xilinx maintains system controls to validate the data and verify that the reported information is materially accurate.

We record an allowance for pricing adjustments by reducing accounts receivable to appropriately reflect the net sales price we expect to collect from our distributors under agreements providing them with distributor price adjustments.  The effects of distributor price adjustments are also recorded as a reduction to deferred income on shipments to distributors reflecting the amount of revenue expected to be realized when distributors sell through product purchased from the Company.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.  The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs.  Predicting future manufacturing yields and wafer price reductions is difficult and actual results could differ materially, impacting gross margins.  The Company mitigates this risk, in part, through a formal pricing strategy that it incorporates into future product pricing decisions.  Our manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes.  Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, the Company writes down inventory to net realizable value based on backlog and forecasted demand.  The decision to write down inventory is based on estimated future demand for our products within specific time horizons, which is nine months.  The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also consistent with our short-term manufacturing plan.  If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, as we did in fiscal 2001 and 2002, which would have a negative impact on gross margins. We continually track the inventories that were written down during fiscal 2001 and 2002 to ensure that they were scrapped or eliminated and not sold to a customer. As of the end of fiscal 2003, the inventory that was written down in fiscal 2001 and 2002 had been completely scrapped or donated to universities for research purposes.  None of this previously written down inventory was sold.  There were no significant inventory write-downs in the first quarters of fiscal 2003 or 2004.  The Company’s reserve policy for new products is to reserve all inventory until the devices are production released.

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

We completed the annual goodwill impairment review for the RocketChips acquisition, which represents the Company’s only unamortized goodwill,  during the fourth quarter of fiscal 2003, and found no impairment.  At June

28, 2003, the net book value of acquisition related intangibles for the RocketChips’ acquisition totaled $115.6 million, comprised of unamortized goodwill of $100.7 million and other acquisition related intangibles of $14.9 million.  According to our accounting policy under the new rules, we will perform a similar review annually or earlier if indicators of potential impairment exist.  We are required to test goodwill for impairment at the reporting unit level for which purpose we have previously determined that we operate in one reportable segment containing one reporting unit.  We evaluate the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise.  When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.  When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value.  The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses.  If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the telecommunications businesses fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of June 28, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. All of our employees participate in the plan.

Employee and Executive Option Grants
Year-to-Date as of June 28, 2003 and Full Year Fiscal 2003 and 2002

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	2.0%	1.4%	2.6%
Grants to listed officers during the period as a % of total options granted	9.7%	8.0%	8.6%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.1%	0.2%
Cumulative options held by listed officers as a % of total outstanding options	13.2%	13.8%	14.0%

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ National Market. See the “Report Of The Compensation Committee On Executive Compensation” appearing in the Company’s proxy statement dated June 17, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

General Option Information

		Options Outstanding
(shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
March 31, 2002	15,160	56,769	$23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58
March 31, 2003	23,633	57,911	25.14
Additional shares reserved	13,448	—	—
Granted	(7,239)	7,239	23.67
Exercised	—	(1,600)	18.11
Forfeited	268	(268)	45.21
June 28, 2003	30,110	63,282	$23.00

During the first three months of fiscal 2004, we granted options to purchase approximately 7.2 million shares of our stock to our employees. The net options granted after forfeitures represented 2.0% of our total outstanding shares of approximately 339 million as of the beginning of fiscal 2004. For additional information about our employee stock option plan activity for fiscal years 2001 through 2003, please refer to the Company’s Form 10-K for the fiscal year ended March 29, 2003.

In-the-Money and Out-of-the-Money Option Information

As of June 28, 2003

(shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	32,815	8,467	41,282	$11.86
Out-of-the-Money (1)	12,480	9,520	22,000	$49.20
Total Options Outstanding	45,295	17,987	63,282	$22.15

(1)               Out-of the-money options are those options with an exercise price equal to or above the closing price of $25.39 per share at June 28, 2003.

As of June 28, 2003, the total outstanding options held by the five most highly compensated executive officers amounted to 13.2% of the approximately 63.3 million outstanding options held by all employees.

Options Granted to Listed Officers
Year-to-Date as of June 28, 2003
Individual Grants

	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year-to- Date	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Willem P. Roelandts	300,000	4.1%	$23.49	04/01/13	$6,015,106	$11,861,383
Richard W. Sevcik	150,000	2.1%	$23.49	04/01/13	$3,007,553	$5,930,691
Kris Chellam	100,000	1.4%	$23.49	04/01/13	$2,005,035	$3,953,794
Steven D. Haynes	100,000	1.4%	$23.49	04/01/13	$2,005,035	$3,953,794
Sandeep Vij	55,000	0.8%	$23.49	04/01/13	$1,102,769	$2,174,587

Note:  Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

For the first three months of fiscal 2004, options granted to the five most highly compensated executive officers amounted to 9.7% of the grants made to all employees.  Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to our top five executive officers, please refer to our proxy statement dated June 17, 2003.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date As of June 28, 2003

Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 28, 2003		Value of Unexcercised In-the- Money Options at June 28, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	510,000	$9,356,085	6,710,280	1,481,487	$81,174,238	$1,283,814

Note:  Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)          Option values based on stock price of $25.39 per share at June 28, 2003

Information as of June 28, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

A

B

C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)

Equity Compensation Plans Approved by Security Holders

1988 Stock Option Plan	18,556,936	$8.51	0
1997 Stock Plan	44,262,128	$32.44	27,915,000
1990 Employee Stock Purchase Plan	N/A	N/A	5,714,091
Total-Approved Plans	62,819,064	$25.37	33,629,091
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	5,000	$41.98	2,195,000
Total-All Plans	62,824,064	$25.37	35,824,091

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807,000 options were assumed by the Company.  Of this amount, a total of 458,377 options, with an average weighted exercise price of $15.27, remained outstanding as of June 28, 2003.  These options are excluded from the above table.

Factors Affecting Future Results

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations.  If any of the risks described below were to occur, our business, financial condition, operating results and cash flows would be materially adversely affected.

The semiconductor industry is characterized by rapid technological change, intense competition and cyclical market patterns which contribute to create factors that may affect our future operating results including:

•                  limited visibility of demand for products, especially new products;

•                  fluctuations in demand for our products and services, such as has occurred in the last three years, particularly with respect to telecommunications service providers;

•                  price and product competition in the semiconductor industry, which can change rapidly due to technological innovation;

•                  increased dependence on turns orders (orders received and shipped within the same fiscal quarter);

•                  reduced capital spending by telecommunications service providers and others;

•                  major customers converting to Application Specific Integrated Circuits (ASIC) designs from Xilinx’s programmable logic devices (PLDs);

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

Our financial condition and results of operations are becoming increasingly dependent on the global economy.  Any instability in worldwide economic environments, such as experienced after the terrorist attacks on September 11, 2001, could lead to a contraction of capital spending by our customers.  Additional risks to us include U.S. military actions, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods.  Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko and in the United States by IBM.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner.  While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

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

Competition

Our PLDs compete in the logic industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice), from the ASIC market, which has been an ongoing competitor since the inception of Field Programmable Gate Arrays (FPGAs), and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

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

Litigation

We are currently engaged in several legal matters.  See Part II, Item 1.   “Legal Proceedings.”

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at June 28, 2003 and June 29, 2002 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $5 million for each fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled.  Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of income in the current period.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).  Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 28, 2003 and June 29, 2002 would not materially affect our financial position or results of operations.

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

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q (Controls Evaluation Date), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our CEO and CFO.  Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

We continuously evaluate our internal controls and make changes to improve them. From the Controls Evaluation Date to the date of the filing of this Quarterly Report on Form 10-Q, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  Other Information

Item 1.                                           Legal Proceedings

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  We are in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues.  The issue of whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland is still unresolved, with the Company filing a motion for summary judgment in February 2002, and the IRS filing a cross motion for summary judgment in March 2002.  In June 2002, we filed our Notice of Objection to the IRS cross motion and filed a supplemental motion for summary judgment with respect to the issue.  In September and November 2002, the parties filed responses.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions.  In May 2003, the Court ordered the IRS to respond to the Company’s responses and the IRS filed its response in June 2003.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

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

In March 2002, Aldec filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software.  Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO.  On May 7, 2002, Aldec filed an amended complaint seeking a preliminary injunction, permanent injunctive relief and unspecified damages.  On June 13, 2002, the Court issued an order staying litigation on Aldec’s claims, and compelling arbitration for this controversy.  An arbitration hearing was held the week of February 24, 2003.   In June 2003, the arbitrator preliminarily awarded Aldec an amount that is immaterial to the Company’s results of operations or its financial condition.  In addition, the arbitrator’s interim award included attorneys’ fees to each party based on claims for which they prevailed in the arbitration.  In a subsequent ruling in late July 2003, the arbitrator amended his earlier ruling and has now denied an award of attorneys' fees to either party.  The Company has not yet decided whether to appeal the arbitrator’s decision.

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

As a result of both the Aldec and Rep’tronic cases, the Company accrued a charge of $6.4 million during the first quarter of fiscal year 2004.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 6.                                           Exhibits and Reports on Form 8-K

(a)                 Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                Reports on Form 8-K

On April 17, 2003, Xilinx filed a report on Form 8-K announcing the Company’s earnings for both the fiscal quarter ended and fiscal year ended March 29, 2003, as presented in a press release dated April 17, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 12, 2003	/s/ Kris Chellam
Kris Chellam
Senior Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)