Form 10-Q
period 2003-09-27
XILINX INC
filed 2003-11-07
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003 or

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒       No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at October 31, 2003

Common Stock, $.01 par value	342,337,657

Part I.              Financial Information

Item 1.           Financial Statements

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net revenues	$315,547	$277,871	$628,834	$567,724

Costs and expenses:
Cost of revenues	122,897	113,741	247,996	234,077
Research and development	59,286	55,272	118,828	112,048
Selling, general and administrative	60,833	58,582	122,846	117,479
Amortization of other intangibles	3,535	3,722	7,070	7,444
Litigation settlements	—	—	6,400	—

Total costs and expenses	246,551	231,317	503,140	471,048

Operating income	68,996	46,554	125,694	96,676

Interest and other income, net	6,217	5,770	11,174	11,061

Income before income taxes	75,213	52,324	136,868	107,737

Provision for income taxes	18,803	13,604	34,217	28,011

Net income	$56,410	$38,720	$102,651	$79,726

Net income per share:
Basic	$0.17	$0.11	$0.30	$0.24
Diluted	$0.16	$0.11	$0.29	$0.23

Shares used in per share calculations:
Basic	341,295	337,481	340,233	336,813
Diluted	353,366	346,902	352,317	349,681

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	Sept. 27, 2003	March 29, 2003
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$359,106	$213,995
Short-term investments	386,039	461,600
Accounts receivable, net	168,023	197,690
Inventories	109,937	111,504
Deferred tax assets	145,262	150,147
Prepaid expenses and other current assets	47,115	40,346
Total current assets	1,215,482	1,175,282

Property, plant and equipment, at cost	598,350	612,150
Accumulated depreciation and amortization	(225,605)	(229,167)
Net property, plant and equipment	372,745	382,983
Long-term investments	552,629	434,369
Investment in United Microelectronics Corp.	287,604	209,293
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $66,899 and $59,752 as of September 27, 2003 and March 29, 2003, respectively	11,544	18,690
Other assets	96,645	100,335
Total Assets	$2,637,373	$2,421,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,813	$41,739
Accrued payroll and related liabilities	47,583	48,736
Income taxes payable	113,362	85,198
Deferred income on shipments to distributors	110,808	120,831
Other accrued liabilities	20,898	17,330
Total current liabilities	340,464	313,834

Deferred tax liabilities	160,115	157,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,422	3,390
Additional paid-in capital	783,722	744,166
Retained earnings	1,322,161	1,218,579
Treasury stock, at cost	(2,506)	(541)
Accumulated other comprehensive income (loss)	29,995	(14,855)
Total stockholders’ equity	2,136,794	1,950,739
Total Liabilities and Stockholders’ Equity	$2,637,373	$2,421,676

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	Sept. 27, 2003	Sept. 28, 2002

Cash flows from operating activities:
Net income	$102,651	$79,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,928	36,856
Amortization of deferred compensation	2,299	3,668
Net gain on sale of available-for-sale securities	(4,237)	(2,514)
Litigation settlements	6,400	—
Tax benefit from exercise of stock options	20,048	10,869
Changes in assets and liabilities:
Accounts receivable, net	29,667	(26,813)
Inventories	1,567	(34,484)
Deferred income taxes	(3,026)	(4,732)
Prepaid expenses and other current assets	(9,336)	(6,832)
Other assets	6,583	(343)
Accounts payable	6,075	26,074
Accrued liabilities	(4,434)	12,750
Income taxes payable	5,837	21,144
Deferred income on shipments to distributors	(10,023)	23,017
Total adjustments	84,348	58,660
Net cash provided by operating activities	186,999	138,386

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,276,710)	(686,515)
Proceeds from sale or maturity of available-for-sale securities	1,235,507	505,356
Purchases of property, plant and equipment	(17,306)	(24,220)
Net cash used in investing activities	(58,509)	(205,379)

Cash flows from financing activities:
Acquisition of treasury stock	(23,515)	(42,169)
Proceeds from issuance of common stock	40,136	24,773
Net cash provided by (used in) financing activities	16,621	(17,396)

Net increase (decrease) in cash and cash equivalents	145,111	(84,389)

Cash and cash equivalents at beginning of period	213,995	230,336

Cash and cash equivalents at end of period	$359,106	$145,947

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$22,004	$42,493

Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$10,887	$(19,085)

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2004 will be a 53-week year ending on April 3, 2004 and the third quarter ending January 3, 2004 will include 14 weeks.  The quarters ended September 27, 2003 and September 28, 2002 each included 13 weeks.  The six months ended September 27, 2003 and September 28, 2002 each included 26 weeks.

2.               Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires consolidation of variable interest entities (VIE) by the entity’s primary beneficiary if the entity’s equity investors do not have characteristics of a controlling financial interest or sufficient equity at risk.  FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003.  As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created or acquired before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of the third quarter of fiscal 2004, January 3, 2004, for the Company).  FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.  Xilinx is continuing to review its investment portfolio of early stage entities to determine whether any of its investee companies are VIEs.  Xilinx does not expect to identify any VIEs that must be consolidated.  The Company has not invested in any VIEs created after January 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components.  SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

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

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net income as reported	$56,410	$38,720	$102,651	$79,726

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(23,216)	(29,580)	(48,696)	(60,644)

Pro forma net income	$33,194	$9,140	$53,955	$19,082

Net income per share:
Basic-as reported	$0.17	$0.11	$0.30	$0.24

Basic-pro forma	$0.10	$0.03	$0.16	$0.06

Diluted-as reported	$0.16	$0.11	$0.29	$0.23

Diluted-pro forma	$0.09	$0.03	$0.15	$0.05

The fair value of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The per share weighted-average fair value of the stock options granted during the second quarter of fiscal 2004 was $12.72 ($21.90 for the second quarter of fiscal 2003) and for the first six months of fiscal 2004 was $12.72 ($21.90 for the first six months of fiscal 2003). The fair value of stock options were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Expected life of options (years)	4.00	4.00	4.00	4.00
Expected stock price volatility	0.70	0.78	0.70	0.78
Risk-free interest rate	2.5%	3.0%	2.5%	3.0%

Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each year.  The per share weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during the second quarter of fiscal 2004 and 2003 was $8.18 and $9.10, respectively.  The fair value of stock purchase rights issued during the second quarter of fiscal 2004 and 2003 was estimated at the date of issuance assuming no expected dividends and the following weighted average assumptions:

	2004	2003
Expected life of options (years)	0.50	0.50
Expected stock price volatility	0.65	0.79
Risk-free interest rate	1.1%	1.4%

Under the Stock Purchase Plan, 4.9 million shares remained available for future issuance as of September 27, 2003 out of 27.5 million shares authorized.  Employees purchased 769 thousand shares for $11.9 million in the second quarter of fiscal 2004 and 907 thousand shares for $14.1 million in the second quarter of fiscal 2003.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2004.

4.               Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the face of the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share.  The total shares used in the denominator of the diluted net income per share calculation includes 12.1 million common equivalent shares attributable to outstanding stock options for the second quarter and first half of fiscal year 2004 that are not included in basic net income per share.  For the second quarter and first half of fiscal year 2003, respectively, the total shares used in the denominator of the diluted net income per share calculation includes 9.4 million and 12.9 million common equivalent shares attributable to outstanding stock options.

Outstanding out-of-the-money stock options to purchase approximately 21.5 million and 21.6 million shares, for the second quarter and first half of fiscal year 2004, respectively, under the Company’s stock option plans were not included in the treasury stock calculation to derive diluted net income per share as they would be antidilutive.  These options could be dilutive in the future.  For the second quarter and first half of fiscal year 2003, 29.3 million and 22.4 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value).  Inventories at September 27, 2003 and March 29, 2003 are as follows:

(In thousands)	Sept. 27, 2003	March 29, 2003

Raw materials	$5,650	$7,339
Work-in-process	55,404	65,852
Finished goods	48,883	38,313
	$109,937	$111,504

6.               Investment in United Microelectronics Corporation

At September 27, 2003, the carrying value of the Company’s equity investment in United Microelectronics Corporation (UMC) shares totaled $287.6 million on the Company’s consolidated balance sheet. The Company accounts for the unrestricted portion of its investment in UMC (approximately 95% at September 27, 2003) as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”  The restricted portion of the investment in UMC (approximately 5% of the Company’s holdings at September 27, 2003) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the carrying value of the Company’s total UMC investment increased by $78.3 million during the six months ended September 27, 2003 (the carrying value increased by $56.4 million during the quarter ended September 27, 2003).

	Sept. 27, 2003		March 29, 2003
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
Unrestricted investment	$223.9	$272.5	$208.9	$179.2
Restricted investment	15.1	15.1	30.1	30.1
Total	$239.0	$287.6	$239.0	$209.3

Under SFAS 115, the Company increased the value of its UMC investment by $78.3 million, recognized a deferred tax liability of $32.1 million and increased accumulated other comprehensive income by $46.2 million. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a loss when an other-than-temporary impairment is determined or record a gain or loss when it sells its UMC shares.

7.               Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock.  In June 2002, the Board authorized the repurchase of an additional $100 million of common stock.  During the quarter ended September 27, 2003, 512 thousand shares of common stock were repurchased for $14.6 million, and 481 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements.  During the six months ended September 27, 2003, 863 thousand shares of common stock were repurchased for $24.0 million, and 803 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements.  Through September 27, 2003, the Company had repurchased $52.9 million of the $100 million of common stock approved for repurchase under the current program.  As of September 27, 2003, the Company held 81 thousand shares of treasury stock in conjunction with the stock repurchase program.

8.               Comprehensive Income

The components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net income	$56,410	$38,720	$102,651	$79,726
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	30,897	(45,797)	46,854	(77,173)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	(1,106)	(320)	(2,145)	(830)
Net change in cumulative translation adjustment	(334)	488	141	885
Comprehensive income (loss)	$85,867	$(6,909)	$147,501	$2,608

The components of accumulated other comprehensive income (loss) at September 27, 2003 and March 29, 2003 are as follows:

(In thousands)	Sept. 27, 2003	March 29, 2003

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$29,725	$(14,984)
Accumulated cumulative translation adjustment	270	129
Accumulated other comprehensive income (loss)	$29,995	$(14,855)

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, primarily reflects the increase in value of the UMC investment since March 29, 2003 (see Note 6).  In addition, the value of the Company’s short-term and long-term investments decreased by $2.5 million during the six months ended September 27, 2003.  In accordance with SFAS 115, the Company decreased the value of the investments by $2.5 million, decreased deferred tax liabilities by $1.0 million and decreased accumulated other comprehensive income (loss) by $1.5 million.

 9.            Significant Customers

As of September 27, 2003, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 47% and 35% of total accounts receivable, respectively.   Resale of product through Memec accounted for 46% of worldwide net revenues in the second quarters of fiscal 2004 and 2003, and 47% and 45% in the first six months of fiscal 2004 and 2003, respectively.  Resale of product through Avnet accounted for 32% and 30% of worldwide net revenues in the second quarters of fiscal 2004 and 2003, respectively, and 31% in the first six months of fiscal 2004 and 2003.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

10.         Income Taxes

The Company recorded tax provision of $18.8 million and $34.2 million for the second quarter and first six months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  The Company recorded tax provisions of $13.6 million and $28.0 million for the second quarter and first six months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods.  In the first six months of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues when compared to the prior year.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1998.  The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and the Company is exploring possibilities for settlement of additional issues.  One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. On October 28, 2003 the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would charge for stock options in a cost sharing agreement.  Thus, the Court determined that summary judgment was not appropriate. It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes it has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million.  The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003, the IRS filed an amended answer to the petition.  The Company believes it has meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000 asserting additional tax due of $8.7 million plus a penalty of $1.7 million.  The notice of deficiency was based on three issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995 in the amount of $5.7 million.  The Company intends to file a petition with the U.S. Tax Court in response to the October 2003 notice of deficiency. The Company believes it has meritorious defenses to the proposed adjustments for fiscal years 1995 and 2000 and sufficient taxes have been provided.

11.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates primarily through December 2014.  Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (remaining six months)	$2,620
2005	4,079
2006	2,322
2007	1,750
2008	1,417
Thereafter	3,372
$15,560

Most of the Company’s leases contain renewal options.  Rent expense under all operating leases was approximately $862 thousand and $1.7 million for the three and six months ended September 27, 2003, respectively.  Rent expense for the three and six months ended September 28, 2002 was approximately $1.0 million and $1.7 million, respectively.

12.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues and an estimate of incurred but unidentified product issues based on historical activity.  The warranty accrual and the related expense for known product issues were not significant for the first six months of fiscal 2004 and 2003.

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.  Accordingly, the Company has not recorded a liability related to these indemnification provisions.

13.   Litigation Settlements/Contingencies

In July 2000, due to the rapid anticipated growth of the Company, Xilinx purchased two adjacent buildings near downtown San Jose, California, providing 200,000 square feet of office space. These buildings were renovated, but the Company has not taken occupancy.  The buildings are currently being actively marketed for lease and are being depreciated. The Company recognized an impairment loss of $53.8 million on this facility during the quarter ended December 28, 2002.  The amount of the impairment was based on management’s evaluation and an independent appraisal obtained during the third quarter of fiscal 2003.  Given the current high commercial real estate vacancy rates and declining lease rates, the adjusted book value of this property at a future date may be deemed to be in excess of market value which would necessitate the Company to record an additional impairment charge.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999. The Company intends to file a petition with the U.S. Tax Court in response to assertions by the IRS that the Company owes additional tax for fiscal year 2000 (see Note 10).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

On September 2, 2003, the Company settled all outstanding litigation with Aldec, Inc. for an amount that is immaterial to the Company’s results of operations or its financial condition.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  The Company has not yet been required to file its defense and no significant discovery has occurred.  The Company has reserved for this liability.

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

Results of Operations: Second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003

Net Revenues

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on March 30, 2003, which was the beginning of our fiscal 2004.  Amounts for the prior periods presented have been reclassified to conform to the new categorization.  New Products include our most recent product offerings and include the Spartan-IIETM, Spartan-3TM, Virtex-IITM, Virtex-II ProTM, Virtex-II EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the XC4000XL,

XC4000XLA, XC4000XV, Spartan-IITM, SpartanXLTM, XC9500XL, XC9500XV, CoolRunnerTM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues of $315.5 million in the second quarter of fiscal 2004 represented a 14% increase from the comparable prior year period of $277.9 million.  Net revenues for the first six months of fiscal 2004 were $628.8 million, an 11% increase from the prior year comparable period of $567.7 million.

Net revenues by product categories for the three and six-month periods ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

New Products	$102.0	$58.9	$185.3	$106.0
Mainstream Products	154.0	164.7	322.2	347.3
Base Products	37.5	38.4	78.1	80.2
Support Products	22.0	15.9	43.2	34.2
Total net revenues	$315.5	$277.9	$628.8	$567.7

New Products grew 73% and 75% in the second quarter and first six months of fiscal 2004, respectively, and represented 32% and 29% of total net revenues in those periods, compared with 21% and 19% in the prior year periods, respectively.  The significant increases in New Products revenues were due to the strong market acceptance of these products, primarily Virtex-II, Virtex-II Pro and Spartan-IIE,  across a broad base of end markets including storage, wireline communication and consumer-oriented digital applications.

Mainstream and Base Products decreased 6% in the second quarter and first six months of fiscal 2004 and represented 61% and 64% of total net revenues in those periods, compared with 73% and 75% in the prior year periods, respectively.  The gradual decline in net revenues of Mainstream and Base Products is the result of mature products moving toward the end of their product life cycles, customer migration to New Products and lower cost alternatives and the general weakness in the wireless communications market.

Support Products increased by 38% and 26% in the second quarter and first six months of fiscal 2004, respectively, and represented 7% of total net revenues in both periods, compared with 6% in the prior year periods.

Net revenues by geography for the three and six-month periods ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

North America	$138.9	$137.8	$274.0	$290.2
Europe	59.3	62.7	129.8	125.2
Japan	44.3	42.6	94.7	81.9
Asia Pacific/Rest of World	73.0	34.8	130.3	70.4
Total net revenues	$315.5	$277.9	$628.8	$567.7

North American revenues grew 1% in the second quarter but declined 6% in the first six months of fiscal 2004 and represented 44% of total net revenues in both periods compared with 50% and 51% in the prior year periods.  The growth in the second quarter was primarily attributable to the renewed strength in the wireless communications market.  The decline in revenue during the first six months of fiscal 2004 was mainly due to the transfer of manufacturing by North American original equipment manufacturers (OEMs) to Asia Pacific.

International revenues grew 26% and 28% in the second quarter and first half of fiscal 2004, respectively, and represented 56% of total net revenues in both periods, compared with 50% and 49% in the prior year periods.  During the second quarter of fiscal 2004, net revenues in Europe decreased largely due to the weakness in the wireless communications market and transfer of manufacturing by OEMs to Asia Pacific.  For the first half of fiscal 2004, net revenues in Europe grew primarily due to strength in industrial, automotive and communication applications.  For the second quarter and first half of fiscal 2004, net revenues for Japan and Asia Pacific/Rest of World increased primarily due to increasing acceptance of programmable logic in consumer-oriented applications and the transfer of manufacturing by North American and European OEMs to Asia Pacific.

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  We classify our revenue by end market in three categories: Communications, Storage and Servers, and Consumer, Industrial and Other.  Net revenues by end markets for the three and six-month periods ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended		Six Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Communications	49%	58%	49%	59%
Storage and Servers	21	17	20	18
Consumer, Industrial and Other	30	25	31	23
Total net revenues	100%	100%	100%	100%

Communications revenues decreased 4% and 8% in the second quarter and first six months of fiscal 2004, respectively, and represented 49% of total net revenues in both periods compared with 58% and 59% in the prior year periods.  The decrease in sales in the most recent quarter reflects overall weakness in the networking and wireless communication markets, albeit at a slower rate than in the past few quarters.

Storage and Servers revenues increased 39% and 23% in the second quarter and first half of fiscal 2004, respectively, and represented 21% and 20% of total net revenues in those periods, respectively, compared with 17% and 18% in the prior year periods.  Storage and Servers category showed strong growth primarily as a result of large programs at several of our storage customers, whose sales to their enterprise customers have strengthened this fiscal year.

Consumer, Industrial and Other revenues increased 37% and 50% in the second quarter and first six months of fiscal 2004, respectively, and represented 30% and 31% of total net revenues in those periods, respectively, compared with 25% and 23% in the prior year periods.  The growth in this category was driven by digital consumer, defense, instrumentation and automotive applications.  Our new low cost programmable logic solutions, primarily the Complex Programmable Logic Devices (CPLD) and Spartan family of products, have made considerable inroads into these markets.

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins.  Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost.  We have historically been able to offset much of the revenue decline of our mature products with increased revenues from newer products and by selling higher unit volumes into new applications.

Gross Margin

Gross margin was $192.7 million and $380.8 million for the second quarter and first six months of fiscal 2004, or 61.1% and 60.6% of net revenues, respectively.  Gross margin for the comparable periods of fiscal 2003 was $164.1 million and $333.6 million, or 59.1% and 58.8% of net revenues, respectively.  Gross margin percentages for the second quarter and first half of fiscal 2004 benefited from higher revenue, improved yields, especially from 300-millimeter wafer production, and lower wafer and package costs.

Gross margin may be adversely affected in the future due to product mix shifts, pricing pressure, manufacturing yield issues and inventory write-downs.  We expect to mitigate this risk by migrating technology from 200-millimeter to 300-millimeter wafers and improving yields.

Research and Development

Research and development (R&D) expenses were $59.3 million and $118.8 million for the second quarter and first six months of fiscal 2004, respectively. R&D expenses were $55.3 million and $112.0 million for the comparable prior year periods.  R&D expenses for the second quarter and first half of fiscal 2004 include non-cash deferred stock compensation of $1.2 million and $2.3 million, respectively, associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips).  R&D expenses for the second quarter and first six months of fiscal 2003 include RocketChips’ deferred stock compensation of $1.6 million and $3.7 million, respectively.  Excluding RocketChips’ deferred stock compensation, R&D expenses were $58.1 million for the second quarter and $116.5 million for the first half of fiscal 2004, or 18% and 19% of total net revenues in those periods, respectively.  Excluding RocketChips’ deferred stock compensation, R&D expenses for the comparable periods in the prior year were $53.7 million and $108.3 million, or 19% of net revenues for both periods.

The increase in R&D expenses over the prior year’s second quarter and six-month period was primarily related to development of new process technology and next generation products.  We will continue to invest in R&D efforts in a wide variety of areas such as 90-nanometer process technologies, IP Cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $60.8 million and $122.8 million or 19% and 20% of net revenues for the second quarter and first six months of fiscal 2004, respectively.  SG&A expenses were $58.6 million and $117.5 million for the comparable prior year periods, or 21% of net revenues for both periods.  The increase in SG&A expenses over the prior year’s quarter and six-month period was primarily attributable to increased marketing activities and expenses related to increased sales resources in key markets, especially Asia Pacific.

Amortization of Other Intangibles

Amortization expense for all intangible assets for the three and six months ended September 27, 2003 was $3.6 million and $7.1 million, respectively.  Of these amounts, $3.5 million and $7.1 million of intangibles amortization for the three and six months ended September 27, 2003, respectively, related to intangible assets arising from the RocketChips’ acquisition.

For the three and six months ended September 28, 2002, amortization expense for all intangible assets was $3.8 million and $8.1 million, respectively.  Of these amounts, $3.7 million and $7.4 million of intangibles amortization for the three and six months ended September 28, 2002, respectively, related to intangible assets arising from the RocketChips’ acquisition.

Investment in United Microelectronics Corporation

At September 27, 2003, the carrying value of our equity investment in UMC shares totaled $287.6 million on the Company’s consolidated balance sheet. We account for the unrestricted portion of our investment in UMC (approximately 95% at September 27, 2003) as available-for-sale marketable securities in accordance with SFAS 115.  The restricted portion of the investment in UMC (approximately 5% of the Company’s holdings at September 27, 2003) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the carrying value of our total UMC investment increased by $78.3 million during the six months ended September 27, 2003 (the carrying value increased by $56.4 million during the quarter ended September 27, 2003).

	Sept. 27, 2003		March 29, 2003
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
Unrestricted investment	$223.9	$272.5	$208.9	$179.2
Restricted investment	15.1	15.1	30.1	30.1
Total	$239.0	$287.6	$239.0	$209.3

Under SFAS 115, we increased the value of our UMC investment by $78.3 million, recognized a deferred tax liability of $32.1 million and increased accumulated other comprehensive income by $46.2 million. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a loss when an other-than-temporary impairment is determined or record a gain or loss when we sell our UMC shares

Interest and Other Income, Net

Interest and other income, net was $6.2 million in the second quarter of fiscal 2004 as compared to $5.8 million in the prior year quarter.  The increase was primarily due to an increase in portfolio capital gains in the second quarter of fiscal 2004 as compared to the prior year period.  Interest and other income, net was $11.2 million in the first six months of fiscal 2004 compared to $11.1 million in the first six months of fiscal 2003.  Lower interest rates in fiscal 2004 more than offset the benefit of higher average cash and investment balances, resulting in lower interest income in the second quarter and first six months of fiscal 2004 as compared to the prior year periods.

Provision for Income Taxes

We recorded tax provisions of $18.8 million and $34.2 million for the second quarter and first six months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  We recorded tax provisions of $13.6 million and $28.0 million for the second quarter and first six months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods.  In the first six months of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues when compared to the prior year.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999. The Company intends to file a petition with the U.S. Tax Court in response to assertions by the IRS that the Company owes additional tax for fiscal year 2000.  See Note 10 to our consolidated financial statements, included in Part 1. “Financial Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire critical technologies and make investments in complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program and finance working capital.  Additionally, our investment in UMC is available for future sale, subject to restrictions.

We generated positive cash flows from operations during the first six months of fiscal 2004.  As of September 27, 2003, we had cash, cash equivalents and short-term investments of $745.1 million and working capital of $875.0 million.  Cash provided by operations of $187.0 million for the first six months of fiscal 2004 was $48.6 million higher than the $138.4 million generated during the first six months of fiscal 2003.  The positive cash flow from operations in fiscal 2004 resulted primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and an increase in accounts payable.  These items were partially offset by an increase in prepaid expenses and other current assets and a decrease in deferred income on shipments to distributors.

The combination of cash and cash equivalents and short-term and long-term investments at September 27, 2003 totaled $1.3 billion compared with $1.1 billion at March 29, 2003.  Net cash used in investing activities of $58.5 million during the first six months of fiscal 2004 included net purchases of available-for-sale securities of $41.2 million and $17.3 million for purchases of property, plant and equipment.  During the first six months of fiscal 2003, net cash used in investing activities of $205.4 million included net purchases of available-for-sale-securities of $181.2 million and $24.2 million of property, plant and equipment purchases.

Net cash provided by financing activities was $16.6 million in the first six months of fiscal 2004 and consisted of $40.1 million of proceeds from the issuance of common stock under employee stock plans partially offset by $23.5 million for the acquisition of treasury stock.  For the comparable fiscal 2003 period, net cash used in financing activities of $17.4 million included $42.2 million for the acquisition of treasury stock, partially offset by $24.8 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $186.1 million during the first six months of fiscal 2004. The increase was attributable to the $102.7 million in net income for the six months ended September 27, 2003, $44.7 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC, the issuance of common stock under employee stock plans of $40.2 million, $2.3 million in deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $20.2 million.  The increase was partially offset by $24.0 million for the acquisition of treasury stock.

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

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (remaining six months)	$2,620
2005	4,079
2006	2,322
2007	1,750
2008	1,417
Thereafter	3,372
$15,560

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

Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At September 27, 2003, the Company had an equity investment in UMC, a public semiconductor wafer manufacturing company, of $287.6 million and strategic investments in non-marketable equity securities of $20.3 million.  In determining if and when a decline in market value below cost of these investments is other-than-temporary, as required by SFAS No. 115, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments.  When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers.  Accounts receivable from distributors are recognized and inventory is relieved upon shipment as title to inventories transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Reported information includes product price, quantity and end customer shipment information, as well as Xilinx monthly inventory on hand. Inventory numbers are subsequently reconciled to deferred revenue balances.  Xilinx maintains system controls to validate the data and verify that the reported information is materially accurate.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses, normally one year.  Revenue from support services is recognized when the service is provided. Revenue from support products, which includes software and services sales, was less than 10% of net revenues for all of the periods presented.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value). Given the cyclicality of the market and the obsolescence of technology and shorter product life cycles, the Company writes down inventory to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company’s gross margins. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Xilinx’s excess and obsolescence reserve policy is to reserve inventory in excess of nine months of forecasted demand. During fiscal 2002 and 2001, the Company had significant write-downs of inventory due to a sharp decrease in backlog and forecasted demand resulting from a worldwide economic slowdown that impacted the communications sector particularly hard. In addition, Xilinx had a significant standards revision resulting from lower manufacturing costs.

Long-Lived Assets Including Goodwill

We adopted SFAS No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective the beginning of the first quarter of fiscal 2003.  Accordingly, for fiscal 2003 and future years, we no longer amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles.  We expect amortization of other intangibles to be approximately $9.7 million for fiscal 2004 compared with $15.3 million for fiscal 2003 and down from $49.0 million of amortization of goodwill and other acquisition related intangibles in fiscal 2002.

In the third quarter of fiscal 2001, we completed the acquisition of RocketChips for $291.2 million.    The purchase price allocation to the assets acquired was made on a fair value basis, in accordance with the guidelines established in SFAS No. 2, “Accounting for Research and Development Costs” and APB No. 16, “Business Combinations.”  The residual value remaining after allocation to the net liabilities assumed and the total fair value of identified assets was assigned to goodwill.  The approach to the estimation of the fair value of RocketChips’ intangible assets involved the following steps: Preparation of discounted cash flow analysis, deduction of the fair value of tangible assets; determination of the fair value of identified material intangible assets; determination of the fair value of developed technology and in-process research and development by discounting future debt free net cash flows attributed to the technologies to their present value at a rate that reflects the return requirements of the market and, in the case of in-process technology, the risks inherent in the completion of the development efforts; allocation of the residual purchase price to other intangible assets generally in the nature of goodwill, and reconciliation of the individual asset returns with the weighted average cost of capital.

The RocketChips’ technology will benefit future product releases.  Risks and uncertainties associated with completing development within this timeframe include integrating the RocketChips’ technologies into our new devices and market acceptance, which if not completed timely, could result in lost design wins and delayed or decreased revenue.

We completed the annual goodwill impairment review for the RocketChips acquisition, which represents the Company’s only unamortized goodwill, during the fourth quarter of fiscal 2003, and found no impairment.  At September 27, 2003, the net book value of acquisition related intangibles for the RocketChips’ acquisition totaled $112.1 million, comprised of unamortized goodwill of $100.7 million and other acquisition related intangibles of $11.4 million.  According to our accounting policy under the new rules, we will perform a similar review annually or earlier if indicators of potential impairment exist.  We are required to test goodwill for impairment at the reporting unit level for which purpose we have previously determined that we operate in one reportable segment containing one reporting unit.  We evaluate the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise.  When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.  When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value.  The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses.  If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the telecommunications businesses fail to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of September 27, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. All of our employees participate in the plan.

Employee and Executive Option Grants

Year-to-Date as of September 27, 2003 and Full Year Fiscal 2003 and 2002

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	2.1%	1.4%	2.6%
Grants to listed officers during the period as a % of total options granted	9.2%	8.0%	8.6%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.1%	0.2%
Cumulative options held by listed officers as a % of total outstanding options	12.7%	13.8%	14.0%

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

General Option Information

		Options Outstanding
(shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
March 31, 2002	15,160	56,769	$23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58
March 31, 2003	23,633	57,911	25.14
Additional shares reserved	13,448	—	—
Granted	(7,675)	7,675	23.90
Exercised	—	(3,306)	8.37
Forfeited	607	(607)	42.28
September 27, 2003	30,013	61,673	$25.71

During the first six months of fiscal 2004, we granted options to purchase approximately 7.7 million shares of our stock to our employees. The net options granted after forfeitures represented 2.1% of our total outstanding shares of approximately 339 million as of the beginning of fiscal 2004. For additional information about our employee stock option plan activity for fiscal years 2001 through 2003, please refer to the Company’s Form 10-K for the fiscal year ended March 29, 2003.

In-the-Money and Out-of-the-Money Option Information
As of September 27, 2003

(shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	31,787	8,569	40,356	$14.62
Out-of-the-Money (1)	13,645	7,672	21,317	$46.69
Total Options Outstanding	45,432	16,241	61,673	$25.71

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $29.22 per share at September 27, 2003.

As of September 27, 2003, the total outstanding options held by listed officers amounted to 12.7% of the approximately 61.7 million outstanding options held by all employees.

Options Granted to Listed Officers
Year-to-Date as of September 27, 2003
Individual Grants

	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees Year-to- Date	Exercise of Base Price ($/Share)	Expiration Date
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Willem P. Roelandts	300,000	3.9%	$23.49	04/01/13	$4,431,820	$11,231,103
Richard W. Sevcik	150,000	2.0%	$23.49	04/01/13	$2,215,910	$5,615,552
Kris Chellam	100,000	1.3%	$23.49	04/01/13	$1,477,273	$3,743,701
Steven D. Haynes	100,000	1.3%	$23.49	04/01/13	$1,477,273	$3,743,701
Sandeep Vij	55,000	0.7%	$23.49	04/01/13	$812,500	$2,059,036

Note:  Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first six months of fiscal 2004, options granted to the listed officers amounted to 9.2% of the grants made to all employees.  Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our proxy statement dated June 17, 2003.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date As of September 27, 2003

Individual Grants

	Shares Acquired on Exercise	Value Realized			Value of Unexcercised In-the- Money Options at September 27, 2003 (1)
			Number of Securities Underlying Unexercised Options at September 27, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable

Total Listed Officers	845,000	$16,439,706	6,522,240	1,334,527	$96,861,110	$3,618,975

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1) These amounts represent the difference between the exercise price and $29.22, the market price of Xilinx stock at September 27, 2003, for all the in-the-money options held by the listed officers.

Information as of September 27, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

A

B

C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)

Equity Compensation Plans Approved by Security Holders

1988 Stock Option Plan	17,202,232	$8.67	0
1997 Stock Plan	44,054,439	$32.46	27,818,000
1990 Employee Stock Purchase Plan	N/A	N/A	4,945,161
Total-Approved Plans	61,256,671	$25.78	32,763,161
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	5,000	$41.98	2,195,000
Total-All Plans	61,261,671	$25.78	34,958,161

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807,000 options were assumed by the Company.  Of this amount, a total of  411,523 options, with an average weighted exercise price of $15.09, remained outstanding as of September 27, 2003.  These options are excluded from the above table.

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

Market Demand

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

•                  inability to manufacture sufficient quantities of a given product in a timely manner;

•                  inability to predict the success of our customers’ products in their markets;

•                  an unexpected increase in demand resulting in longer lead times that causes delays in customer production schedules;

Competition

•                  price and product competition in the semiconductor industry, which can change rapidly due to technological innovation;

•                  major customers converting to Application Specific Integrated Circuits (ASIC) designs from Xilinx’s programmable logic devices (PLDs);

•                  erosion of average selling prices;

•                  timely introduction of new products;

Technology

•                  lower gross margins due to higher overhead absorption costs,, product mix shifts and reduced manufacturing efficiency improvements;

•                  failure to retain or attract specialized technical/management personnel;

•                  timely implementation of new manufacturing technologies;

•                  ability to safeguard the Company’s products from competitors by means of patents and other intellectual property protections;

•                  impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others;

Other

•                  changes in accounting rules, such as recording expenses for employee stock option grants;

•                  impact of changes to current export/import laws and regulations; and,

•                  volatility of the securities market, particularly as it relates to the high technology sector and our investment in UMC.

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

Our results of operations are impacted by global economic and political conditions, dependence on new products, dependence on independent manufacturers and subcontractors, competition, intellectual property, and litigation, each of which is discussed in greater detail below.

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

•                  ability to utilize advanced manufacturing process technologies including a transition to 300 millimeter wafers as well as to circuit geometries on 90 nanometers and smaller;

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corporation (Seiko) and in the United States by International Business Machines Corporation.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner.  While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at September 27, 2003 and September 28, 2002 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $5 million for each fiscal year.

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

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).  Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 27, 2003 and September 28, 2002 would not materially affect our financial position or results of operations.

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

Part II.  Other Information

Item 1.           Legal Proceedings

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  We are in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues.  One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would charge for stock options in a cost sharing agreement.  Thus, the Court determined that summary judgment was not appropriate.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million.  The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003, the IRS filed an amended answer to the petition.  We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000 asserting additional tax due of $8.7 million plus a penalty of $1.7 million.  The notice of deficiency was based on three issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995 in the amount of $5.7 million.  The Company intends to file a petition with the U.S. Tax Court in response to the October 2003 notice of deficiency.  The Company believes it has meritorious defenses to the proposed adjustments for fiscal years 1995 and 2000 and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

On September 2, 2003, the Company settled all outstanding litigation with Aldec, Inc. for an amount that is immaterial to the Company’s results of operations or its financial condition.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  The Company has not yet been required to file its defense and no significant discovery has occurred.  The Company has reserved for this liability.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 7, 2003.

(1)	Election of directors
		Votes For	Votes Withheld

	Willem P. Roelandts	285,622,350	8,151,022
	John L. Doyle	284,455,196	9,318,176
	Jerald G. Fishman	287,562,399	6,210,973
	Philip T. Gianos	287,928,366	5,845,006
	William G. Howard, Jr.	288,463,186	5,310,186
	Harold E. Hughes, Jr.	287,924,568	5,848,804
	Richard W. Sevcik	287,761,451	6,011,921
	Elizabeth Vanderslice	288,487,056	5,286,316

(2)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 3, 2004.

For	Against	Abstain
284,462,927	7,514,490	1,795,955

Item 6.           Exhibits and Reports on Form 8-K

(a)              Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)             Reports on Form 8-K

On July 17, 2003, Xilinx furnished a report on Form 8-K relating to its financial information for the fiscal quarter ended June 28, 2003, as presented in a press release dated July 17, 2003.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	November 7, 2003	/s/ Kris Chellam
Kris Chellam Senior Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)