Form 10-Q
period 2004-01-03
XILINX INC
filed 2004-01-30
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 3, 2004 or
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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒      No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 23, 2004
Common Stock, $.01 par value	344,753,973

Part I.                     Financial Information

Item 1.                    Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Jan. 3, 2004	Dec. 28, 2002	Jan. 3, 2004	Dec. 28, 2002

Net revenues	$365,632	$282,739	$994,466	$850,463

Costs and expenses:
Cost of revenues	139,674	117,123	387,670	351,200
Research and development	66,183	53,087	185,011	165,135
Selling, general and administrative	68,993	56,222	191,839	173,701
Amortization of other intangibles	1,713	3,597	8,783	11,041
Impairment loss on excess facilities, intangible assets and equipment	3,376	54,691	3,376	54,691
Litigation settlements	—	—	6,400	—

Total costs and expenses	279,939	284,720	783,079	755,768

Operating income (loss)	85,693	(1,981)	211,387	94,695

Impairment loss on investments	—	(8,254)	—	(8,254)
Interest and other income, net	6,906	5,600	18,080	16,661

Income (loss) before income taxes	92,599	(4,635)	229,467	103,102

Provision (benefit) for income taxes	23,150	(1,205)	57,367	26,806

Net income (loss)	$69,449	$(3,430)	$172,100	$76,296

Net income (loss) per share
Basic	$0.20	$(0.01)	$0.51	$0.23
Diluted	$0.19	$(0.01)	$0.49	$0.22

Shares used in per share calculations:
Basic	342,861	337,242	340,767	336,948
Diluted	356,226	337,242	353,385	348,827

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	Jan. 3, 2004	March 29, 2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$312,759	$213,995
Short-term investments	391,744	461,600
Accounts receivable, net	168,480	197,690
Inventories	92,482	111,504
Deferred tax assets	144,065	150,147
Prepaid expenses and other current assets	51,058	40,346
Total current assets	1,160,588	1,175,282

Property, plant and equipment, at cost	571,583	574,887
Accumulated depreciation and amortization	(235,582)	(228,399)
Net property, plant and equipment	336,001	346,488
Buildings held for sale	32,047	36,495
Long-term investments	746,286	434,369
Investment in United Microelectronics Corp.	317,193	209,293
Goodwill	100,724	100,724
Other intangible assets, less accumulated amortization of $68,626 and $59,752 as of January 3, 2004 and March 29, 2003, respectively	9,817	18,690
Other assets	94,339	100,335
Total Assets	$2,796,995	$2,421,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,979	$41,739
Accrued payroll and related liabilities	57,869	48,736
Income taxes payable	92,762	85,198
Deferred income on shipments to distributors	128,154	120,831
Other accrued liabilities	29,347	17,330
Total current liabilities	359,111	313,834

Deferred tax liabilities	200,522	157,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,438	3,390
Additional paid-in capital	798,941	744,166
Retained earnings	1,390,679	1,218,579
Treasury stock, at cost	(3,685)	(541)
Accumulated other comprehensive income (loss)	47,989	(14,855)
Total stockholders’ equity	2,237,362	1,950,739
Total Liabilities and Stockholders’ Equity	$2,796,995	$2,421,676

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	Jan. 3, 2004	Dec. 28, 2002

Cash flows from operating activities:
Net income	$172,100	$76,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,616	54,643
Amortization of deferred compensation	3,221	5,054
Net gain on sale of available-for-sale securities	(5,397)	(3,553)
Impairment loss on excess facilities	3,376	53,836
Impairment loss on equipment	—	855
Impairment loss on investments	—	8,254
Litigation settlements	6,400	—
Tax benefit from exercise of stock options	32,126	14,301
Changes in assets and liabilities:
Accounts receivable, net	29,210	23,834
Inventories	19,022	(40,515)
Deferred income taxes	(4,499)	(4,838)
Prepaid expenses and other current assets	(9,697)	45,618
Other assets	7,869	(354)
Accounts payable	9,241	3,259
Accrued liabilities	13,029	10,214
Income taxes payable	16,252	13,516
Deferred income on shipments to distributors	7,323	7,794
Total adjustments	181,092	191,918
Net cash provided by operating activities	353,192	268,214

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,717,501)	(1,089,566)
Proceeds from sale or maturity of available-for-sale securities	1,477,323	874,784
Purchases of property, plant and equipment	(29,839)	(35,238)
Net cash used in investing activities	(270,017)	(250,020)

Cash flows from financing activities:
Acquisition of treasury stock	(43,524)	(51,582)
Proceeds from issuance of common stock	59,113	30,605
Net cash provided by (used in) financing activities	15,589	(20,977)
Net increase (decrease) in cash and cash equivalents	98,764	(2,783)

Cash and cash equivalents at beginning of period	213,995	230,336

Cash and cash equivalents at end of period	$312,759	$227,553

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$40,828	$51,136

Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$12,150	$(69,854)

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2004 will be a 53-week year ending on April 3, 2004 and the third quarter ended January 3, 2004 included 14 weeks.  The additional week included in the third quarter did not have a material effect on the results of operations.  The quarter ended December 28, 2002 included 13 weeks.  The nine months ended January 3, 2004 and December 28, 2002 included 40 and 39 weeks, respectively.

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

In December  2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ” (“FIN 46R” or the “Interpretation”).  FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.  FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions.  FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

Among the scope exceptions, companies are not required to apply the modified Interpretation to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.  The Company does not have any interests in VIEs.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and to pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

3.               Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method. In addition, the Company has adopted the disclosure requirements of FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).  As required by SFAS 148, the following table shows the estimated effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Jan. 3, 2004	Dec. 28, 2002	Jan. 3, 2004	Dec. 28, 2002

Net income (loss) as reported	$69,449	$(3,430)	$172,100	$76,296

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(24,357)	(27,681)	(73,053)	(88,325)

Pro forma net income (loss)	$45,092	$(31,111)	$99,047	$(12,029)

Net income (loss) per share:
Basic-as reported	$0.20	$(0.01)	$0.51	$0.23

Basic-pro forma	$0.13	$(0.09)	$0.29	$(0.04)

Diluted-as reported	$0.19	$(0.01)	$0.49	$0.22

Diluted-pro forma	$0.13	$(0.09)	$0.28	$(0.03)

The fair value of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan was estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The per share weighted-average fair value of the stock options granted during the first nine months of fiscal 2004 was $12.37 ($20.58 for the first nine months of fiscal 2003). The fair value of stock options were estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Jan. 3, 2004	Dec. 28, 2002	Jan. 3, 2004	Dec. 28, 2002
Expected life of options (years)	4.00	4.00	4.00	4.00
Expected stock price volatility	0.63	0.78	0.63	0.78
Risk-free interest rate	2.6%	3.0%	2.6%	3.0%

Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each year.  The per share weighted-average fair value of stock purchase rights granted under the Stock Purchase Plan during the third quarter of fiscal 2004 and 2003 was $9.09 and $5.92, respectively.  The fair value of stock purchase rights issued during the third quarter of fiscal 2004 and 2003 was estimated at the date of issuance assuming no expected dividends and the following weighted average assumptions:

	2004	2003
Expected life of options (years)	0.50	0.50
Expected stock price volatility	0.44	0.79
Risk-free interest rate	1.0%	1.4%

Under the Stock Purchase Plan, 4.9 million shares remained available for future issuance as of January 3, 2004 out of 27.5 million shares authorized.  Employees purchased 769 thousand shares for $11.9 million in the second quarter of fiscal 2004 and 907 thousand shares for $14.1 million in the second quarter of fiscal 2003.  No shares were issued during the first or third quarters of fiscal 2004 or 2003.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2004.

4.               Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the condensed consolidated statements of operations, and there are no reconciling items in the numerator used to compute diluted net income (loss) per share.  The total shares used in the denominator of the diluted net income (loss) per share calculation includes 13.4 million and 12.6 million common equivalent shares attributable to outstanding stock options for the third quarter and first nine months of fiscal year 2004, respectively, that are not included in basic net income (loss) per share.  For the first nine months of fiscal year 2003, the total shares used in the denominator of the diluted net income (loss) per share calculation includes 11.9 million common equivalent shares attributable to outstanding stock options.  For the quarter ended December 28, 2002, 9.6 million common stock equivalents attributable to the Company’s stock option plans were excluded from the calculation of diluted net loss per share, as they were antidilutive.

Outstanding out-of-the-money stock options to purchase approximately 16.1 million and 21.5 million shares, for the third quarter and first nine months of fiscal year 2004, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation of diluted net income (loss) per share. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.  For the third quarter and first nine months of fiscal year 2003, respectively, 29.1 million and 22.6 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (first-in, first-out), or market (estimated net realizable value).  Inventories at January 3, 2004 and March 29, 2003 are as follows:

(In thousands)	Jan. 3, 2004	March 29, 2003

Raw materials	$6,195	$7,339
Work-in-process	48,999	65,852
Finished goods	37,288	38,313
	$92,482	$111,504

6.               Investment in United Microelectronics Corporation

At January 3, 2004, the carrying value of the Company’s equity investment in United Microelectronics Corporation (UMC) shares totaled $317.2 million on the Company’s condensed consolidated balance sheet. During the third quarter of fiscal 2004, the Company received a 4% annual stock dividend distribution that represented approximately 14 million shares.  These additional shares increased the Company’s total investment holdings from approximately 353 million shares at March 29, 2003, to approximately 367 million shares at January 3, 2004.  The Company accounts for the unrestricted portion of its investment in UMC (approximately 95% at January 3, 2004) as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”  The restricted portion of the investment in UMC (approximately 5% of the Company’s holdings at January 3, 2004) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the carrying value of the Company’s total UMC investment increased by $107.9 million during the nine months ended January 3, 2004 (the carrying value increased by $29.6 million during the quarter ended January 3, 2004).

	Jan. 3, 2004		March 29, 2003
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
Unrestricted investment	$224.5	$302.7	$208.9	$179.2
Restricted investment	14.5	14.5	30.1	30.1
Total	$239.0	$317.2	$239.0	$209.3

Under SFAS 115, since March 29, 2003, the Company has increased the value of its UMC investment by $107.9 million, recognized a deferred tax liability of $44.2 million and increased accumulated other comprehensive income by $63.7 million. The Company continues to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, the Company may record a loss if an other-than-temporary impairment occurs or record a gain or loss when it sells its UMC shares.

7.               Common Stock Repurchase Program

The Board of Directors has periodically approved stock repurchase programs enabling the Company to repurchase its common stock.  In June 2002, the Board authorized the repurchase of $100 million of common stock.  This share repurchase program has no stated expiration date.  During the quarter ended January 3, 2004, 599 thousand shares of common stock were repurchased for $20.0 million, and 582 thousand shares were reissued during the period for stock option exercises and stock purchase plan requirements.  During the nine months ended January 3, 2004, 1.46 million shares of common stock were repurchased for $44.0 million, and 1.38 million shares were reissued during the period for stock option exercises and stock purchase plan requirements.  Through January 3, 2004, the Company had repurchased $72.9 million of the $100 million of common stock approved for repurchase under the current program.  As of January 3, 2004, the Company held 98 thousand shares of treasury stock in conjunction with the stock repurchase program.

8.               Impairment Charges

During the quarter ended December 28, 2002, the Company recognized an impairment loss of $54.7 million, primarily on facilities owned in San Jose, California.  A potential long-term arrangement to lease the facilities fell through during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale.  The amount of the impairment was based on management’s evaluation and an independent appraisal obtained during the third quarter of fiscal 2003.  The facilities continued to be classified as property, plant and equipment (“held for use”) based on the lack of prospects for sale and the expectation that the facilities would be leased.

During the third quarter of fiscal 2004, the Company received a purchase offer from a prospective buyer for an amount less than the facilities’ net book value of $35.4 million.  In connection with the offer, management determined the facilities should be reclassified from “held for use” to “buildings held for sale” on the condensed consolidated balance sheet, reflecting management’s expectation that the facilities will be sold.  The net book value of the facilities as of March 29, 2003 has also been reclassified from property, plant and equipment on the Company’s condensed consolidated balance sheet to conform to the current period presentation.  In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an additional impairment charge of $3.4 million was recognized in the third quarter of fiscal 2004. Should the sale of the facilities not be completed as planned, future changes in commercial real estate vacancy rates, declining lease rates, and other factors affecting the value of real estate, could require the Company to record an additional impairment charge.

The Company recognized an impairment loss on investments of $8.3 million during the quarter ended December 28, 2002 related to non-marketable equity securities in private companies.

9.               Comprehensive Income

The components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Jan. 3, 2004	Dec. 28, 2002	Jan. 3, 2004	Dec. 28, 2002

Net income (loss)	$69,449	$(3,430)	$172,100	$76,296
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	17,463	(6,791)	64,317	(83,964)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	(470)	(487)	(2,615)	(1,317)
Net change in cumulative translation adjustment	1,001	(159)	1,142	726
Comprehensive income (loss)	$87,443	$(10,867)	$234,944	$(8,259)

The components of accumulated other comprehensive income (loss) at January 3, 2004 and March 29, 2003 are as follows:

(In thousands)	Jan. 3, 2004	March 29, 2003

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$46,718	$(14,984)
Accumulated cumulative translation adjustment	1,271	129
Accumulated other comprehensive income (loss)	$47,989	$(14,855)

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, primarily reflects the increase in value of the UMC investment since March 29, 2003 (see Note 6).  In addition, the value of the Company’s short-term and long-term investments decreased by $3.3 million during the nine months ended January 3, 2004.  In accordance with SFAS 115, the Company decreased the value of the investments by $3.3 million, decreased deferred tax liabilities by $1.3 million and decreased accumulated other comprehensive income (loss) by $2.0 million.

10.         Significant Customers

As of January 3, 2004, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 56% and 24% of total accounts receivable, respectively.  Resale of product through Memec accounted for 47% and 46% of worldwide net revenues in the third quarters of fiscal 2004 and 2003, respectively, and 47% and 45% in the first nine months of fiscal 2004 and 2003, respectively.  Resale of product through Avnet accounted for 32% and 31% of worldwide net revenues in the third quarters of fiscal 2004 and 2003, respectively, and 32% and 31% in the first nine months of fiscal 2004 and 2003, respectively.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

11.         Income Taxes

The Company recorded tax provisions of $23.1 million and $57.4 million for the third quarter and first nine months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  The Company recorded a tax benefit of $1.2 million and a tax provision of $26.8 million for the third quarter and first nine months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods.  In the first nine months of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues as compared to the prior year.

The Company filed a petition with the U.S. Tax Court on March 26, 2001 in response to assertions by the Internal Revenue Service (IRS) that the Company owed additional tax for fiscal years 1996 through 1998.  The Company is in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and the Company is exploring possibilities for settlement of additional issues.  One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions. On October 28, 2003 the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would charge for stock options in a cost sharing agreement. The trial for this issue has been set for July 14, 2004.  It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes it has meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million.  The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003, the IRS filed an amended answer to the petition.  The 1999 case has been joined with the 1996-1998 case for trial on the stock option cost sharing issue.  The Company believes it has meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000 asserting additional tax due of $8.7 million plus a penalty of $1.7 million.  The notice of deficiency was based on three issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995 in the amount of $5.7 million.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency. The Company believes it has meritorious defenses to the proposed adjustments for fiscal years 1995 and 2000 and sufficient taxes have been provided.

12.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates primarily through December 2014.  Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (remaining three months)	$1,393
2005	4,377
2006	2,554
2007	1,939
2008	1,587
Thereafter	3,839
$15,689

Most of the Company’s leases contain renewal options.  Rent expense under all operating leases was approximately $779 thousand and $2.5 million for the three and nine months ended January 3, 2004, respectively.  Rent expense for the three and nine months ended December 28, 2002 was approximately $896 thousand and $2.6 million, respectively.

There are no significant noncancelable purchase commitments.

13.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues and an estimate of incurred but unidentified product issues based on historical activity.  The warranty accrual and the related expense for known product issues were not significant for the first nine months of fiscal 2004 and 2003.

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

14.         Litigation Settlements/Contingencies

In July 2000, due to the rapid anticipated growth of the Company, Xilinx purchased two adjacent buildings near downtown San Jose, California, providing 200,000 square feet of office space. These buildings were renovated, but the Company has not taken occupancy.  The Company recognized an impairment loss of $53.8 million on these facilities during the quarter ended December 28, 2002.  Management approved the sale of the facilities during the fourth quarter of fiscal 2004 and, in anticipation of that sale, recorded an additional impairment charge of $3.4 million in the quarter ended January 3, 2004 (see Note 8). Should the sale of the facilities not be completed as planned, future changes in commercial real estate vacancy rates, declining lease rates, and other factors affecting the value of real estate, could require the Company to record an additional impairment charge.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999. The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to assertions by the IRS that the Company owes additional tax for fiscal year 2000 (see Note 11).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of

Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  The Company has not yet been required to file its defense and no significant discovery has occurred.  The Company has accrued for this liability under the provisions of SFAS 5, “Accounting for Contingencies.”

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

Results of Operations: Third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003

Net Revenues

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on March 30, 2003, which was the beginning of our fiscal 2004.  Amounts for the prior periods presented have been reclassified to conform to this latest categorization.  New Products include our most recent product offerings and include the Spartan-IIETM, Spartan-3TM, Virtex-IITM, Virtex-II ProTM, Virtex-II EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the XC4000XL, XC4000XLA, XC4000XV, Spartan-IITM, SpartanXLTM, XC9500XL, XC9500XV, CoolRunnerTM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues of $365.6 million in the third quarter of fiscal 2004 represented a 29% increase from the comparable prior year period of $282.7 million.  Net revenues for the first nine months of fiscal 2004 were $994.5 million, a 17% increase from the prior year comparable period of $850.5 million.

Net Revenues by Product

Net revenues by product categories for the three and nine-month periods ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Jan. 3, 2004	Dec. 28, 2002	% Change	Jan. 3, 2004	Dec. 28, 2002	% Change

New Products	$118.6	$58.3	103%	$303.9	$164.3	85%
Mainstream Products	179.9	167.9	7	502.3	515.2	(2)
Base Products	41.5	38.8	7	119.5	119.1	—
Support Products	25.6	17.7	44	68.8	51.9	32
Total Net Revenues	$365.6	$282.7	29	$994.5	$850.5	17

New Products grew 103% and 85% in the third quarter and first nine months of fiscal 2004, respectively, and represented 32% and 31% of total net revenues in those periods, compared with 21% and 19% in the prior year periods.  The significant increases in New Products revenues were due to the strong market acceptance of these products, primarily Virtex-IITM, Virtex-II ProTM and Spartan-IIETM, across a broad base of end markets including storage, enterprise networking, digital consumer applications and wireless communication applications.

Mainstream Products grew 7% in the third quarter, but declined 2% during the first nine months of fiscal 2004 and represented 49% and 50% of total net revenues in those periods, compared to 59% and 61% in the prior year periods.  Base Products also grew 7% in the third quarter but were flat during the first nine months of fiscal 2004.  Base Products represented 11% of total net revenues during the third quarter and 12% during the first nine months of fiscal 2004, compared to 14% in the prior year periods.  The increase in the third quarter of fiscal 2004 for both Mainstream and Base Products was primarily due to improved market conditions and previous design wins turning into production.  The decrease in the percentage of total net revenues for Mainstream and Base Products from fiscal 2003 to 2004 was primarily a function of faster relative growth in the New Products.

Support Products increased by 44% and 32% in the third quarter and first nine months of fiscal 2004, respectively, and represented 7% of total net revenues in both periods, compared with 6% in the prior year periods.  The growth was mostly due to improved market conditions and strength in consumer based applications.

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins.  Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost.  We have historically been able to offset much of the revenue decline of our mature products from the price erosion with increased revenues from newer products and through selling higher unit volumes into new applications.

Net Revenues by Geography

Net revenues by geography for the three and nine-month periods ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Jan. 3, 2004	Dec. 28, 2002	% Change	Jan. 3, 2004	Dec. 28, 2002	% Change

North America	$152.9	$133.0	15%	$426.9	$423.3	1%
Europe	61.8	58.8	5	191.6	184.0	4
Japan	50.8	48.5	5	145.6	130.3	12
Asia Pacific/Rest of World	100.1	42.4	136	230.4	112.9	104
Total Net Revenues	$365.6	$282.7	29	$994.5	$850.5	17

North American revenues grew 15% in the third quarter and remained relatively flat in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003 and represented 42% and 43% of total net revenues in those periods compared with 47% and 50% in the prior year periods.  The strong growth in the communications market in North America during the third quarter of fiscal 2004 more than offset the impact to net revenues from transfer of manufacturing by original equipment manufacturers (OEMs) to Asia Pacific.

International revenues grew 42% and 33% in the third quarter and first nine months of fiscal 2004, respectively, and represented 58% and 57% of total net revenues in those periods, compared with 53% and 50% in the prior year periods.  For the third quarter and first nine months of fiscal 2004, net revenues in Europe grew primarily due to strength in industrial, automotive and wireless communication applications while net revenues for Japan increased primarily due to increased activity in wireless communication and digital consumer applications.  For the third quarter and first nine months of fiscal 2004, net revenues for Asia Pacific/Rest of World increased mainly due to increased acceptance in digital consumer-oriented applications and the transfer of manufacturing by North American and European OEMs to Asia Pacific.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  We classify our revenue by end market in three categories: Communications; Storage and Servers; and Consumer, Industrial and Other.  Net revenues by end markets for the three and nine-month periods ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	Jan. 3, 2004	Dec. 28, 2002	% Change	Jan. 3, 2004	Dec. 28, 2002	% Change

Communications	50%	50%	29%	50%	56%	3%
Storage and Servers	21	24	12	20	20	19
Consumer, Industrial and Other	29	26	44	30	24	48
Total Net Revenues	100%	100%	29	100%	100%	17

Communications revenues increased 29% and 3% in the third quarter and first nine months of fiscal 2004, respectively, and represented 50% of total net revenues in both periods compared with 50% and 56% in the prior year periods.  The robust growth in the third quarter of fiscal 2004 compared to the prior year period is a reflection of an improvement in the business environment during the third quarter in both telecommunication and enterprise networking sectors.

Storage and Servers revenues increased 12% and 19% in the third quarter and first nine months of fiscal 2004, respectively, and represented 21% and 20% of total net revenues in those periods, respectively, compared with 24% and 20% in the prior year periods.  Storage and Servers category continued to grow mainly as a result of large programs at several of our storage customers, whose sales to their enterprise customers have strengthened this fiscal year.

Consumer, Industrial and Other revenues increased 44% and 48% in the third quarter and first nine months of fiscal 2004, respectively, and represented 29% and 30% of total net revenues in those periods, respectively, compared with 26% and 24% in the prior year periods.  This end market showed the strongest growth among the three end markets and was driven by digital consumer, industrial and defense applications.  Our new low cost programmable logic solutions, primarily the Complex Programmable Logic Devices (CPLD) and Spartan family of products, have made considerable inroads into the consumer market this fiscal year and we expect this trend to continue.

Gross Margin

Gross margin was $226.0 million and $606.8 million for the third quarter and first nine months of fiscal 2004, or 61.8% and 61.0% of net revenues, respectively.  Gross margin for the comparable periods of fiscal 2003 was $165.6 million and $499.3 million, or 58.6% and 58.7% of net revenues, respectively.  Gross margin percentages for the third quarter and first nine months of fiscal 2004 benefited from higher revenue, improved yields, predominantly from 300-millimeter wafer production and lower manufacturing costs.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and inventory write-downs.  We expect to mitigate this risk by migrating technology from 200-millimeter to 300-millimeter wafers and improving yields.

Research and Development

Research and development (R&D) expenses were $66.2 million and $185.0 million for the third quarter and first nine months of fiscal 2004, respectively. R&D expenses were $53.1 million and $165.1 million for the comparable prior year periods.  R&D expenses for the third quarter and first nine months of fiscal 2004 include non-cash deferred stock compensation associated with the November 2000 acquisition of RocketChips, Inc. (RocketChips) of $922 thousand and $3.2 million, respectively, compared to $1.4 million and $5.1 million in the prior year periods.  Excluding RocketChips’ deferred stock compensation, R&D expenses were $65.3 million for the third quarter and $181.8 million for the first nine months of fiscal 2004, or 18% of net revenues in both periods.  Excluding RocketChips’ deferred stock compensation, R&D expenses for the comparable periods in the prior year were $51.7 million and $160.1 million, or 18% and 19% of net revenues in those periods, respectively.

The increase in R&D expenses over the prior year’s third quarter and nine-month period was primarily related to development of new process technology and next generation products.  We will continue to invest in R&D efforts in a wide variety of areas such as 90-nanometer and smaller process technologies, IP Cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $69.0 million and $191.8 million or 19% of net revenues for both the third quarter and first nine months of fiscal 2004.  SG&A expenses were $56.2 million and $173.7 million for the comparable prior year periods, or 20% of net revenues for both periods.  The increase in SG&A expenses over the prior year’s third quarter and nine-month period was primarily attributable to increased commissions associated with higher revenues, profit sharing and expenses related to increased sales resources in key markets, especially Asia Pacific.

Amortization of Other Intangibles

Amortization expense for intangible assets for the three and nine months ended January 3, 2004 was $1.7 million and $8.9 million, respectively, principally related to intangible assets arising from the RocketChips’ acquisition.  Amortization expense for these intangible assets has declined from $3.6 million and $11.7 million, for the comparable prior year periods, due to the complete amortization of certain intangibles associated with the acquisition.

Impairment Charges

During the quarter ended December 28, 2002, we recognized an impairment loss of $54.7 million, primarily on facilities owned in San Jose, California.  A potential long-term arrangement to lease the facilities fell through during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale.  The amount of the impairment was based on management’s evaluation and an independent appraisal obtained during the third quarter of fiscal 2003.  The facilities continued to be classified as property, plant and equipment (“held for use”) based on the lack of prospects for sale and the expectation that the facilities would be leased.

During the third quarter of fiscal 2004, we received a purchase offer from a prospective buyer for an amount less than the facilities’ net book value of $35.4 million.  In connection with the offer, management determined the facilities should be reclassified from “held for use” to “buildings held for sale” on the condensed consolidated balance sheet, reflecting management’s expectation that the facilities will be sold.  The net book value of the facilities as of March 29, 2003 has also been reclassified from property, plant and equipment on the Company’s condensed consolidated balance sheet to conform to the current period presentation.  In accordance with the provisions of SFAS 144, an additional impairment charge of $3.4 million was recognized in the third quarter of fiscal 2004. Should the sale of the facilities not be completed as planned, future changes in commercial real estate vacancy rates, declining lease rates, and other factors affecting the value of real estate, could require the Company to record an additional impairment charge.

We recognized an impairment loss on investments of $8.3 million during the quarter ended December 28, 2002 related to non-marketable equity securities in private companies.

 Investment in United Microelectronics Corporation

At January 3, 2004, the carrying value of our equity investment in UMC shares totaled $317.2 million on the Company’s condensed consolidated balance sheet. During the third quarter of fiscal 2004, we received a 4% annual stock dividend distribution that represented approximately 14 million shares.  These additional shares increased our total investment holdings from approximately 353 million shares at March 29, 2003, to approximately 367 million shares at January 3, 2004.  We account for the unrestricted portion of our investment in UMC (approximately 95% at January 3, 2004) as available-for-sale marketable securities in accordance with SFAS 115.  The restricted portion of the investment in UMC (approximately 5% of the Company’s holdings at January 3, 2004) is accounted for as a cost method investment.  The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC.  As shown in the table, the carrying value of our total UMC investment increased by $107.9 million during the nine months ended January 3, 2004 (the carrying value increased by $29.6 million during the quarter ended January 3, 2004).

	Jan. 3, 2004		March 29, 2003
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
Unrestricted investment	$224.5	$302.7	$208.9	$179.2
Restricted investment	14.5	14.5	30.1	30.1
Total	$239.0	$317.2	$239.0	$209.3

Under SFAS 115, since March 29, 2003, we have increased the value of our UMC investment by $107.9 million, recognized a deferred tax liability of $44.2 million and increased accumulated other comprehensive income by $63.7 million. We continue to evaluate the UMC investment quarterly to determine whether there has been an other-than-temporary impairment. In future periods, we may record a loss if an other-than-temporary impairment occurs or record a gain or loss when we sell our UMC shares

Interest and Other Income, Net

Interest and other income, net was $6.9 million in the third quarter of fiscal 2004 as compared to $5.6 million in the prior year quarter.  The increase was primarily due to gains recognized on foreign exchange contracts in the third quarter of fiscal 2004.  Interest and other income, net was $18.1 million in the first nine months of fiscal 2004 compared to $16.7 million in the first nine months of fiscal 2003.  The increase was primarily due to the gains on the foreign exchange contracts and an increase in gains realized upon the sale of investments in the first nine months of fiscal 2004.  Lower interest rates in fiscal 2004 more than offset the benefit of higher average cash and investment balances, resulting in lower interest income in the third quarter and first nine months of fiscal 2004 as compared to the prior year periods.

Provision (Benefit) for Income Taxes

We recorded tax provisions of $23.1 million and $57.4 million for the third quarter and first nine months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  We recorded a tax benefit of $1.2 million and a tax provision of $26.8 million for the third quarter and first nine months of fiscal 2003, respectively, representing effective tax rates of 26% for both periods.  In the first nine months of fiscal 2004, the reduction in the effective tax rate is due to growth of international revenues as compared to the prior year.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999. The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to assertions by the IRS that the Company owes additional tax for fiscal year 2000.  See Note 11 to our condensed consolidated financial statements, included in Part 1. “Financial Information.”

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

We generated positive cash flows from operations during the first nine months of fiscal 2004.  As of January 3, 2004, we had cash, cash equivalents and short-term investments of $704.5 million and working capital of $801.5 million.  Cash provided by operations of $353.2 million for the first nine months of fiscal 2004 was $85.0 million higher than the $268.2 million generated during the first nine months of fiscal 2003.  The positive cash flow from operations in fiscal 2004 resulted primarily from net income adjusted for non-cash related items, decreases in accounts receivable and inventory and increases in accrued liabilities and income taxes payable.  These items were partially offset by an increase in prepaid expenses and other current assets.

The combination of cash and cash equivalents and short-term and long-term investments at January 3, 2004 totaled $1.5 billion compared with $1.1 billion at March 29, 2003.  Net cash used in investing activities of $270.0 million during the first nine months of fiscal 2004 included net purchases of available-for-sale securities of $240.2 million and $29.8 million for purchases of property, plant and equipment.  During the first nine months of fiscal 2003, net cash used in investing activities of $250.0 million included net purchases of available-for-sale-securities of $214.8 million and $35.2 million of property, plant and equipment purchases.

Net cash provided by financing activities was $15.6 million in the first nine months of fiscal 2004 and consisted of $59.1 million of proceeds from the issuance of common stock under employee stock plans partially offset by $43.5 million for the acquisition of treasury stock.  For the comparable fiscal 2003 period, net cash used in financing activities of $21.0 million included $51.6 million for the acquisition of treasury stock, partially offset by $30.6 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $286.6 million during the first nine months of fiscal 2004. The increase was attributable to the $172.1 million in net income for the nine months ended January 3, 2004, $61.7 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC, the issuance of common stock under employee stock plans of $60.3 million, $3.2 million in deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $33.3 million.  The increase was partially offset by $44.0 million for the acquisition of treasury stock.

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

Commitments

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2004 (remaining three months)	$1,393
2005	4,377
2006	2,554
2007	1,939
2008	1,587
Thereafter	3,839
$15,689

There are no significant noncancelable purchase commitments.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of financial instruments, which impacts gains (losses) on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of impairment of long-lived assets including goodwill and other intangible assets, which impacts their valuation, and accounting for income taxes, which impacts the provision (benefit) recognized for income taxes as well as the classification and valuation of deferred tax assets and liabilities recorded on our consolidated balance sheet.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

  Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At January 3, 2004, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $317.2 million and strategic investments in non-marketable equity securities of $20.3 million.  In determining if and when a decline in market value below cost of these investments is other-than-temporary, as required by SFAS No. 115, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments.  When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

  Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment at which point we have a legally enforceable right to collection under normal payment terms.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Reported information includes product price, quantity and end customer shipment information, as well as Xilinx monthly inventory on hand. Inventory numbers are subsequently reconciled to deferred revenue balances.  Xilinx maintains system controls to validate the data and verify that the reported information is materially accurate.

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

Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.  For each of the periods presented, there were no formal acceptance provisions with our direct customers.

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

  Valuation of Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value). The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of projected spending over projected volumes. Given the cyclicality of the market, the obsolescence of technology and product life cycles, the Company writes down inventory to net realizable value based on backlog, forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include elements that are uncertain.  In addition, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company’s gross margins.

  Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

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

At January 3, 2004, the net book value of acquisition related intangibles for the RocketChips’ acquisition totaled $110.4 million, comprised of unamortized goodwill of $100.7 million and other acquisition related intangibles of $9.7 million. We completed the annual goodwill impairment review for the RocketChips acquisition, which represents the Company’s only unamortized goodwill, during the fourth quarter of fiscal 2003, and found no impairment.  Our next impairment review will be completed in the fourth quarter of fiscal 2004.  To date, no impairment indicators have been identified.

We are required to test goodwill for impairment at the reporting unit level for which purpose we have previously determined that we operate in one reportable segment containing one reporting unit. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the telecommunications businesses fail to continue to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.  We also consider whether long-lived assets are impaired.  When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.  When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value.  Factors affecting impairment of assets held for use include the overall profitability of the Company’s business and our ability to generate positive cash flows.  The value of assets held for sale is affected by the stability of the commercial real estate market in the Silicon Valley.  Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

  Accounting for Income Taxes

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of January 3, 2004, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is “more likely than not,” under the provisions of SFAS 109, “Accounting for Income Taxes,” that the tax benefit associated with the deferred tax assets will not be realized.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. All of our employees participate in the plan.

Employee and Executive Option Grants

Year-to-Date as of January 3, 2004 and Full Year Fiscal 2003 and 2002

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	2.3%	1.4%	2.6%
Grants to listed officers during the period as a % of total options granted	8.0%	8.0%	8.6%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.1%	0.2%
Cumulative options held by listed officers as a % of total outstanding options	12.3%	13.8%	14.0%

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

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
March 31, 2002	15,160	56,769	$23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58
March 31, 2003	23,633	57,911	25.14
Additional shares reserved	13,448	—	—
Granted	(8,799)	8,799	25.15
Exercised	—	(5,469)	8.75
Forfeited	1,058	(1,058)	38.53
January 3, 2004	29,340	60,183	$26.38

During the first nine months of fiscal 2004, we granted options to purchase approximately 8.8 million shares of our stock to our employees. The net options granted after forfeitures represented 2.3% of our total outstanding shares of approximately 339 million as of the beginning of fiscal 2004. For additional information about our employee stock option plan activity for fiscal years 2001 through 2003, please refer to the Company’s Form 10-K for the fiscal year ended March 29, 2003.

In-the-Money and Out-of-the-Money Option Information

As of January 3, 2004

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	36,909	11,989	48,898	$16.71
Out-of-the-Money (1)	8,167	3,118	11,285	$60.37
Total Options Outstanding	45,076	15,107	60,183	$26.38

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $38.51 per share at January 3, 2004.

As of January 3, 2004, the total outstanding options held by listed officers amounted to 12.3% of the approximately 60.2 million outstanding options held by all employees.

Options Granted to Listed Officers

Year-to-Date as of January 3, 2004

Individual Grants

	Number of Securities Underlying Options Per Grant	% of Total Options Granted to Employees Year-to- Date	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%o
Willem P. Roelandts	300,000	3.4%	$23.49	04/01/13	$4,431,820	$11,231,103
Richard W. Sevcik	150,000	1.7%	$23.49	04/01/13	$2,215,910	$5,615,552
Kris Chellam	100,000	1.1%	$23.49	04/01/13	$1,477,273	$3,743,701
Steven D. Haynes	100,000	1.1%	$23.49	04/01/13	$1,477,273	$3,743,701
Sandeep Vij	55,000	0.6%	$23.49	04/01/13	$812,500	$2,059,036

Note:  Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)          Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first nine months of fiscal 2004, options granted to the listed officers amounted to 8.0% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our proxy statement dated June 17, 2003.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date As of January 3, 2004

Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at January 3, 2004		Value of Unexcercised In-the- Money Options at January 3, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	1,304,118	$28,551,264	6,245,739	1,151,910	$138,334,545	$9,681,602

Note: Listed officers are defined by the SEC for the proxy as the CEO and each of the four other most highly compensated executive officers.

(1)          These amounts represent the difference between the exercise price and $38.51, the market price of Xilinx stock at January 3, 2004, for all the in-the-money options held by the listed officers.

Information as of January 3, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

A

B

C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	15,480,912	$8.92	0
1997 Stock Plan	44,327,715	$32.58	27,145,000
1990 Employee Stock Purchase Plan	N/A	N/A	4,945,161
Total-Approved Plans	59,808,627	$26.45	32,090,161
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	5,000	$41.98	2,195,000
Total-All Plans	59,813,627	$26.45	34,285,161

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807,000 options were assumed by the Company.  Of this amount, a total of  370,225 options, with an average weighted exercise price of $15.19, remained outstanding as of January 3, 2004.  These options are excluded from the above table.

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

•                  fluctuations in demand for our products and services;

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

Competitive Environment

•                  price and product competition in the semiconductor industry, which can change rapidly due to technological innovation;

•                  major customers converting to Application Specific Integrated Circuits (ASIC) designs from Xilinx’s programmable logic devices (PLDs);

•                  erosion of average selling prices;

•                  timely introduction of new products;

Technology

•                  lower gross margins due to higher overhead absorption costs, product mix shifts and reduced manufacturing efficiency improvements;

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. Presently, all of our wafers are manufactured in Taiwan by UMC, in Japan by Seiko Epson Corporation (Seiko) and in the United States by International Business Machines Corporation.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries. We are dependent on these foundries, especially UMC which supplies over 70% of our wafers, to produce wafers with competitive performance and cost attributes which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields and delivering them in a timely manner.  While the timeliness, yield and quality of wafer deliveries have met our requirements to date, we cannot guarantee that the foundries that supply our wafers will not experience future manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries raises the likelihood of potential wafer price increases.

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

We are also dependent on subcontractors to provide semiconductor assembly, test and shipment services. Any prolonged inability to obtain wafers or assembly, test or shipment services with competitive performance and cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate preferred municipal bonds, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at January 3, 2004 and December 28, 2002 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $10 million for each fiscal year.

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

Our investments in several subsidiaries and in the UMC securities are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).  Also, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 3, 2004 and December 28, 2002 would not materially affect our financial position or results of operations.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.

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

Part II.  Other Information

Item 1.                    Legal Proceedings

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  We are in discussions with the Appeals Office of the IRS to resolve and settle the issues.  Two issues have been settled with the Appeals Office and we are continuing to explore possibilities for settlement of additional issues.  One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position significantly reduces the amount originally at issue on the treatment of stock options in cost sharing agreements, which is the subject of the summary judgment motions.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would charge for stock options in a cost sharing agreement. The trial for this issue has been set for July 14, 2004.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  We believe we have meritorious defenses to the proposed adjustments and sufficient taxes have been provided.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999 asserting additional tax due of $27.2 million plus a penalty of $5.4 million.  The notice of deficiency was based on three issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency. On April 16, 2003, the IRS filed an amended answer to the petition.  The trial for this issue has been set for July 14, 2004.  We believe we have meritorious defenses to the proposed adjustments for fiscal year 1999 and sufficient taxes have been provided.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000 asserting additional tax due of $8.7 million plus a penalty of $1.7 million.  The notice of deficiency was based on three issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995 in the amount of $5.7 million.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency.  The Company believes it has meritorious defenses to the proposed adjustments for fiscal years 1995 and 2000 and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Subsequent to fiscal year 2003, the Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms. In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  The Company has not yet been required to file its defense and no significant discovery has occurred.  The Company has accrued for this liability under the provisions of SFAS 5.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)             Reports on Form 8-K

On October 16, 2003, Xilinx furnished a report on Form 8-K relating to its financial information for the fiscal quarter ended September 27, 2003, as presented in a press release dated October 16, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	January 30, 2004	/s/ Kris Chellam
Kris Chellam
Senior Vice President of Finance and Chief Financial Officer
(as principal accounting and financial officer and on behalf of Registrant)