Form 10-K
period 2004-04-03
XILINX INC
filed 2004-06-04
CIK 743988

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2004.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0188631 (IRS Employer Identification No.)
2100 Logic Drive, San Jose, CA (Address of principal executive offices)	95124 (Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on September 27, 2003 as reported on the NASDAQ National Market was approximately $8,614,001,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 19, 2004, the registrant had 347,107,731 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 5, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

XILINX, INC.
Form 10-K
For the Fiscal Year Ended April 3, 2004

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements in Items 1.—"Business" and 3.—"Legal Proceedings" concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under the caption "Factors Affecting Future Results" in Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements can often be identified by the use of forward looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" or other similar words.

ITEM 1. BUSINESS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the communications, storage, server, consumer, industrial and other markets. We sell our products globally through independent domestic and foreign distributors, through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and through a direct sales management organization.

Xilinx was founded in California in February 1984. In April 1990, the Company reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Industry Overview

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

Programmable logic has a primary advantage over custom gate arrays and standard cells in that it enables faster time-to-market with shorter design cycles. Users of PLDs can program their design directly into the PLD, using software, thereby allowing customers to revise their designs relatively quickly with lower development costs. Since PLDs are programmable, they typically have a larger die size resulting in higher costs per unit compared to custom gate arrays and standard cells, which are customized with a fixed function during wafer fabrication. Custom gate arrays and standard cells, however, generally require longer fabrication lead times and higher up-front costs than PLDs.

PLDs are standard components. This means that the same device type can be sold to many different customers for many different applications. As a result, the development cost of PLDs can be spread over a large number of customers. Custom gate arrays and standard cells, on the other hand, are custom chips for an individual customer for use in a specific application. This involves a high up-front cost to customers. Technology advances are enabling PLD companies to reduce costs considerably, making PLDs an increasingly attractive alternative to custom gate arrays and standard cells.

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	• Cellular Base Stations • Wireless Local Area Networks
	Wireline	• Metro Area Networks • Optical Networks • DSL Modems
	Networking	• Switches • Routers

Storage and Servers	Storage	• Mass Storage • Storage Area Networks • Network Attached Storage
	Servers	• High Speed Servers • Computer Peripherals

Consumer, Industrial and Other	Consumer	• LCD TVs • Plasma Displays • DVRs • MP3 Players • Camera Phones
	Industrial	• Factory Automation • Medical Imaging • Test Equipment
	Automotive	• Multimedia Systems • GPS Navigation Systems • Voice Recognition
	Military	• Satellite Surveillance • Radar and Sonar Systems • Secure Communications

Products

Integral to the future success of our business is the timely introduction of new products that address customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, these products form a comprehensive programmable logic solution. A brief overview of these products follows. Our product families mentioned in the table below are not all inclusive but they comprise the majority of revenues. They are our newest product families and are currently being designed into our customers' next generation products. Some of our more mature product families have been excluded from the table although they continue to generate revenue.

Product Families

FPGAs	Date Introduced	Densities	Process Technology	Voltage

Virtex-II Pro™	March 2002	300K to 10M System Gates	130nm	1.2v

Virtex™-II	January 2001	40K to 8M System Gates	150nm	1.5v

Virtex™-E	September 1999	50K to 3.2M System Gates	180nm	1.8v

Spartan™-3	April 2003	Up to 5M System Gates	90nm	1.2v

Spartan™-IIE	November 2001	Up to 600K System Gates	150nm	1.8v

Spartan™-II	January 2000	Up to 200K System Gates	180nm	2.5v

CPLDs	Date Introduced	Densities	Process Technology	Voltage

CoolRunner™-II	January 2002	32 to 512 Macrocells	180nm	1.8v

CoolRunner™	August 1999	32 to 512 Macrocells	350nm	3.3v

9500XC	September 1998	36 to 288 Macrocells	350nm	3.3v

  Virtex FPGAs

The Virtex-II Pro FPGA family consists of nine members. The family has up to two IBM PowerPC™ processors, up to 20 Rocket I/O™ multi-gigabit transceivers, up to eight megabits of embedded memory, embedded software design tools and operating system support. Virtex-II Pro devices are delivered on 300mm wafers employing 130-nanometer copper process technology. The Virtex-II Pro solution enables ultra-high bandwidth system-on-a-chip (SoC) designs that were previously the exclusive domain of custom ASICs. This family enables leading-edge system architectures in networking applications, storage systems, wireless base stations, embedded systems, professional broadcast and digital signal processing (DSP) systems.

In addition, the Virtex-II Pro family is available as Virtex-II Pro™ EasyPath devices, which provide customers up to 80% cost reduction when compared to the standard FPGA device with no conversion risk. This enables customers to move to lower cost, higher unit volumes without any conversion issues, engineering effort or additional time required to move to a structured ASIC. Virtex-II Pro EasyPath devices are FPGAs that have been custom tested for a specific customer application and are available for the higher density members of the Virtex-II Pro family. Customers purchasing these devices must meet certain minimum order requirements.

The Virtex-II FPGA family is a complete platform for programmable logic that allows digital system designers to rapidly implement a single-chip solution. The Virtex-II FPGA family currently has eleven devices, all on 300mm wafers. In March 2002, the Virtex™-II EasyPath solution was introduced. Virtex-II EasyPath devices enable up to an 80% cost reduction compared to the standard FPGA device with no conversion risk to the customer. As with Virtex-II Pro EasyPath devices, these are available only for the highest density members of the Virtex-II FPGA family and customers purchasing them must meet certain minimum order requirements.

The first generation of the Virtex™ architecture includes the Virtex-E FPGA family and Virtex FPGA family. The Virtex-E FPGA family consists of 11 members and is delivered on 180-nanometer process technology. The original Virtex FPGA family, introduced in October 1998, includes nine 2.5-volt Virtex devices that are currently in production on 220-nanometer process technology with densities ranging from 50,000 to 1 million system gates.

  Spartan FPGAs

The Spartan-3 FPGA family was the first PLD family shipping on 90-nanometer process technology. This family consists of eight devices and is one of the lowest cost FPGAs in the marketplace. These devices are programmable alternatives to ASICs that address customer demand for low cost solutions. The Spartan-3 family addresses a larger range of cost-sensitive high volume applications than prior Spartan family generations and enables new consumer electronic market opportunities for programmable logic.

The Spartan-IIE family has seven members shipping and is delivered on 150-nanometer process technology. The Spartan-II family has seven members shipping on 180-nanometer process technology.

The Spartan™-XL family consists of five members with up to 40,000 system gates on 250-nanometer process technology operating at 3.3 volts. The original Spartan™ family was introduced in early 2000. It has five members shipping with densities up to 40,000 system gates on 350-nanometer process technology operating at 3.5 volts.

  XC4000 FPGAs

The XC4000 family, introduced in 1990, was the first FPGA offering on-board distributed RAM. The XC4000 became an industry standard and was the Company's fastest growing programmable logic family until the Virtex family was introduced in October 1998. The XC4000 family consists of a number of generations manufactured on 250 to 600-nanometer process technologies.

  CPLDs

The XC9500, XC9500XL and XC9500XV product families offer low cost, high speed and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively.

In August 1999, we acquired Philips Semiconductors' line of low power CPLDs called the CoolRunner family. The CoolRunner "XPLA3" line was the first family of CPLD products to combine very low power with high speed, high density and high I/O counts in a single device. This family has six devices shipping on 350-nanometer process technology. CoolRunner CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today's mobile computing applications.

The CoolRunner-II family is a next-generation family with six devices shipping on 180-nanometer process technology. CoolRunner-II CPLDs contain enhanced power management and system features at no performance or cost penalty to the customer. We believe that this new class of devices is ideal for both performance-intensive applications as well as power conscious designs targeting the growing consumer electronics markets.

Support Products

  Software Solutions

We offer complete software solutions that enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy-to-use graphical interface to help achieve the best possible designs within each customer's project schedule, regardless of the designer's experience level. Our software design tools operate on personal computers running Microsoft Windows 2000, XP and Linux operating systems, and on workstations from Sun Microsystems running Solaris.

The Xilinx ISE™ (Integrated Software Environment) family is available in four configurations to fit a wide range of customer needs. ISE also integrates with a wide range of third-party electronic design automation (EDA) software offerings and point-tool solutions to deliver the most flexible design environment available. The four ISE configurations are listed below:

  •
  ISE Alliance™ is tailored for customers who want maximum design flexibility by integrating ISE into their existing EDA environment and methodology.

  •
  ISE Foundation™ offers the most complete logic design environment for the customer who desires one logic solution from a single vendor.

  •
  ISE BaseX™ targets a smaller device range at a lower price point for the cost-conscious customer who does not require the full power of ISE Foundation.

  •
  ISE WebPACK™ free downloadable design and implementation modules are available for customers who use only smaller devices and a minimal set of design tools.

All Xilinx FPGA and CPLD device families are supported by ISE, including the newest CoolRunner-II, Spartan-3 and Virtex-II Pro device families.

  IP Cores

We also offer IP cores for commonly used complex functions such as DSP, bus interfaces, processors and processor peripherals. Our IP core products are listed below:

  •
  LogiCORE™ products, which are developed and supported by Xilinx, together with AllianceCORE™ IP cores from third-party participants, enable customers to shorten development time, reduce design risk and obtain superior performance for their designs. LogiCORE products include solutions for designers building products in the areas of DSP, network line cards and backplanes, PCI Express™ and advanced switching, Rapid IO, ethernet, and embedded processing with both PowerPC and MicroBlaze™, a 32-bit soft processor core.

  •
  The Xilinx CORE Generator™ system allows customers to implement various IP cores into our PLDs with predictable and repeatable performance.

  •
  The Xilinx System Generator™ for DSP tool allows system architects to quickly model and implement DSP functions, and features an interface to third-party system level DSP design tools.

  •
  The IP Center Internet Portal offers customers the ability to purchase a license online for the latest intellectual property cores and reference designs.

  Configuration Solutions

Through our Configuration Solutions Group, Xilinx offers a range of one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. The PlatformFlash PROM (programmable read only memory) family is our newest offering. This family ranges in density from 1 to 32 megabits and offers full in-system programmability at the lowest cost per megabit of any Xilinx configuration solution. Older solutions include our XC1700 family (one-time programmable with density up to 16 megabits), and the XC1800 family (flash programmable with density up to 4 megabits). Our PROM solutions continue to offer higher densities at lower costs, and target all FPGA designs.

  Global Services

To extend our customers' technical capabilities and shorten their design times, we offer a portfolio of global services, which includes Education, Design and Support Services, in addition to www.mysupport.xilinx.com, a personalized online technical resource.

  •
  Education Services consist of hands-on, lab-based, multi-day courses from fundamental to expert skill levels, designed to make our customers proficient at high-speed logic and system design.

  •
  Design Services help shorten customers' time-to-market by augmenting their design teams with Xilinx industry experts in FPGA design techniques and solutions.

  •
  Support Services enable our customers' calls to get top priority from senior application engineers who have extensive design experience, including solutions to complex problems. Customers can personalize their experience with www.support.xilinx.com, through the MySupport feature. They can access training courses, an answer database, and forums with access to an experienced Xilinx team for assistance in troubleshooting and design issues.

Please see information under the caption "Results of Operations—Net Revenues" in Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our classes of products.

Research and Development

Our research and development activities are primarily directed towards the design of new ICs, the development of new software design tools for hardware and embedded software, cores of logic, advanced semiconductor manufacturing processes, ongoing cost reductions and performance improvements in existing products. Our primary areas of focus have been to: obtain density and performance leadership (Virtex-II and Virtex-II Pro FPGA devices); tightly integrate PowerPC microprocessors and multi-gigabit transceivers (Virtex-II Pro and Virtex-II Pro X); design a low-cost ASIC alternative FPGA solution (Spartan-3 devices); develop CPLD products (CoolRunner-II families); provide a cost reduction path for FPGA volume production (EasyPath Virtex-II and EasyPath Virtex-II Pro devices); and extend leadership in serial connectivity solutions (RocketPHY and Virtex-II Pro X). In software and IP cores, we focused on maximum design performance and ease of use by introducing new versions of design tools (Foundation Series ISE software), as well as embedded software development tools (Embedded Systems Development Kit) cores of logic and a system level design environment for high performance DSP (System Generator for DSP). We collaborated with our foundry suppliers in the development of 130 and 90-nanometer complementary metal oxide semiconductor (CMOS) manufacturing technology and we believe we are one of the first companies in the industry to move aggressively to 300mm wafer technology for cost reduction.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2004, 2003 and 2002, our research and development expenses were $247.6 million, $222.1 million and $204.8 million, respectively. These amounts include $3.8 million, $6.4 million and $8.5 million of non-cash deferred stock compensation associated with the November 2000 acquisition of RocketChips. We expect to continue to make substantial investments in research and development. We believe technical leadership is essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Acquisition

In March 2004, Xilinx completed the acquisition of Triscend Corporation (Triscend), a privately held fabless semiconductor company with expertise in configurable embedded microcontroller technology. The total purchase price for Triscend was $30 million in cash plus $1.2 million of acquisition related costs. The acquisition brings to Xilinx both talent and technology expertise in the microcontroller space. Many of Triscend's 37 employees are or will be deployed to work on future embedded solution projects.

The Triscend team is comprised of a hardware engineering team, a software development team and individuals focused on sales and administration, such as marketing, finance, operations and IT. Triscend's family of configurable system-on-chip devices and software solutions will be phased out, freeing most of the team to work on other projects.

Sales and Distribution

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers.

Xilinx also uses a dedicated global sales and marketing organization as well as independent sales representatives to generate sales. In general, Xilinx focuses its direct demand creation efforts on a limited number of key accounts while independent sales representatives generally address a defined territory or defined set of customers. Distributors generally provide vendor managed inventory and logistics for large OEM customers and also create demand within the balance of our customer base.

Regardless of whether Xilinx, the independent sales representative, or the distributor generate the sale, a local distributor will process and fulfill over 90% of all orders from customers. Distributors are the legal sellers of the products and as such they bear all risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft as well as foreign currency fluctuations.

In accordance with our distribution agreements and industry practice, we have granted the distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price concessions for unsold product in the case of a subsequent decrease in list prices. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the end customer.

The Memec Group (Memec) and Avnet, Inc. (Avnet) distribute our products worldwide. No end customer accounted for more than 10% of net revenues in fiscal year 2004, 2003 or 2002. As of April 3, 2004, two distributors (Memec and Avnet) accounted for 59% and 22% of total accounts receivable, respectively. As of March 29, 2003, Memec and Avnet accounted for 49% and 34% of total accounts receivable, respectively. Memec accounted for 47%, 45% and 44% of worldwide net revenues in fiscal 2004, 2003 and 2002, respectively. Avnet accounted for 31%, 32% and 30% of worldwide net revenues in fiscal 2004, 2003 and 2002, respectively. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See Note 2 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk. Please also see Note 12 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for financial information about our revenues from external customers and domestic and international operations.

Please see our consolidated statements of operations, included in Item 8. "Financial Statements and Supplementary Data," for financial information about our net income (loss) for fiscal 2004, 2003 and 2002. Please see Item 6. "Selected Financial Data" for information about our total assets for fiscal 2004, 2003 and 2002.

Backlog

As of April 3, 2004, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $215 million. As of March 29, 2003, our backlog from OEM customers and end customers was $145 million. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, end customer backlog to distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our products. Rather, we purchase wafers from multiple foundry partners including United Microelectronics Corporation (UMC), International Business Machines Corporation (IBM) and Seiko Epson Corporation (Seiko). Currently, UMC manufactures the majority of our wafers. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and the wafer foundries.

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

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC) (see Note 3 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data"). In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a certain percentage of our original UMC shares.

In fiscal 1997, we signed a wafer purchasing agreement with Seiko that was amended in fiscal years 1998, 1999 and 2000. Seiko manufactures wafers for our older, more mature product lines.

In fiscal 2002, we signed a Custom Sales Agreement with IBM, giving us the right to purchase wafers from IBM.

Sort, Assembly and Test

Wafers purchased are sorted by the foundry, independent sort subcontractors, or by Xilinx. Sorted wafers are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by Xilinx personnel at our San Jose, California or Dublin, Ireland facilities or by independent test subcontractors. We purchase most of our assembly and some of our testing services from Siliconware Precision Industries Ltd. (SPIL) in Taiwan and from Amkor Technology, Inc. in Korea and the Philippines. Xilinx achieved ISO9001 quality certification in 1995 in San Jose, California and in 2001 in Dublin, Ireland and both locations achieved TL9000 quality certification in 2003.

Patents and Licenses

While the Company's various proprietary intellectual property rights are important to its success, Xilinx believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. Through April 3, 2004, we held 962 issued United States patents, which vary in duration, relating to our products. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire. As a result, we believe that the duration of the applicable patents is adequate relative to the expected lives of our products. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. Any such litigation may not be successful. Please see Item 3. "Legal Proceedings" and Note 13 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

We have acquired various software licenses that permit us to grant object code sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

Employees

As of April 3, 2004, Xilinx had 2,770 employees compared to 2,612 at the end of the prior year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

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
  time-to-market;
  •
  product performance, reliability, power consumption and density;
  •
  field upgradability;
  •
  adaptability of products to specific applications;
  •
  ease of use and functionality of software design tools;
  •
  functionality of predefined cores of logic;
  •
  inventory management;
  •
  access to leading-edge process technology; and,
  •
  ability to provide timely customer service and support.

Our strategy for expansion in the logic market segment includes continued introduction of new product architectures that address high-volume, low-cost applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the cost for established products. However, we may not be successful in achieving these strategies.

Other competitors include manufacturers of:

  •
  high-density programmable logic products characterized by FPGA-type architectures;
  •
  high-volume and low-cost FPGAs as programmable replacements for standard cell or custom gate array based ASICs and application specific standard products (ASSPs);
  •
  ASICs and ASSPs that are beginning to embed incremental amounts of programmable logic within their products;
  •
  high-speed, low-density CPLDs;
  •
  standard cell and custom gate arrays;
  •
  products with embedded processors;
  •
  products with embedded multi-gigabit transceivers; and,
  •
  other new or emerging programmable logic products.

Several companies, both large and small, have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors to the logic market segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of Xilinx IC products. We believe that automation and ease of design are significant competitive factors in the PLD segment.

We could also face competition from our licensees. Under a license from us, Lucent Technologies (Lucent) had rights to manufacture and market our XC3000 FPGA products and to employ that technology to provide additional high-density FPGA products. In 2001, Lucent assigned its rights to Agere Systems Inc. (Agere). Agere has subsequently sold a portion of its programmable logic business to Lattice. Under the terms of the Xilinx license grant, no rights of Agere are transferable to Lattice.

Seiko has rights to manufacture some of our older products and market them in Japan and Europe, but is not currently doing so. We granted a license to use some of our patents to Advanced Micro Devices (AMD). AMD produced certain PLDs under that license through its wholly-owned subsidiary, Vantis. In June 1999, AMD sold the Vantis subsidiary to Lattice.

In conjunction with Xilinx's settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement for many of each company's patents.

Executive Officers of the Registrant

Certain information regarding each of Xilinx's executive officers is set forth below:

Name	Age	Position
Willem P. Roelandts	59	President, Chief Executive Officer and Chairman of the Board of Directors
Kris Chellam	53	Senior Vice President, Finance and Chief Financial Officer
Steven D. Haynes	53	Senior Vice President, Worldwide Sales and Services
Thomas R. Lavelle	54	Vice President, General Counsel and Secretary
Boon C. Ooi	50	Vice President, Worldwide Operations
Richard W. Sevcik	56	Executive Vice President and General Manager and a Director
Sandeep S. Vij	38	Vice President, Worldwide Marketing

There are no family relationships among the executive officers of the Company or the Board of Directors.

Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996, Mr. Roelandts was appointed to the additional position of President of the Company and was elected Chairman of the Board of Directors in August 2003. Prior to joining the Company, he served at Hewlett-Packard Company, a computer manufacturer, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992. Mr. Roelandts also serves as a director of Applied Materials Inc. (NASDAQ: AMAT)

Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998. Mr. Chellam also serves as a director of At Road Inc. (NASDAQ: ARDI)

Steven D. Haynes joined the Company in March 1987 as the Regional Sales Manager of the Northeast region, was promoted to Area Sales Director in 1988, and was appointed Vice President, North American Sales in 1995. In November 1998, Mr. Haynes was promoted to Vice President, Worldwide Sales and in April 2004, he was promoted to his current position of Senior Vice President, Worldwide Sales and Services.

Thomas R. Lavelle joined the Company in August 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Lavelle spent more than 15 years at Intel Corporation serving in a variety of positions, including group counsel for a number of Intel organizations. From 1992 to 1993, Mr. Lavelle served as Vice President and General Counsel for NeXT Inc.

Boon C. Ooi joined the Company in December 2003 as Vice President, Worldwide Operations. He has overall responsibility for worldwide manufacturing, testing and package development for Xilinx programmable logic devices. Mr. Ooi also oversees strategic management of the Company's semiconductor foundry and packaging suppliers. Prior to joining the Company, Mr. Ooi spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President of the Corporate Technology Group and Director of Operations.

Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager. He was elected to the Board of Directors of the Company in 2000. Mr. Sevcik assumed his current position of Executive Vice President and General Manager in January 2004. Prior to joining the Company, Mr. Sevcik worked at Hewlett-Packard Company for ten years where, from 1994 through 1996, he served as Group General Manager of its Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995, he was named Vice President at Hewlett-Packard.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing and General Manager in October 1996. Mr. Vij assumed his current position of Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation, a semiconductor company, in a variety of marketing roles.

Corporate Governance

The Board of Directors is the ultimate decision-making body of the Company except with respect to those matters reserved for decision of stockholders. The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management, and evaluating the performance of this team on behalf of the stockholders. Responsibility for day-to-day management of operations is delegated to the executive management team.

The Board of Directors is composed primarily of independent directors (currently six of eight are independent as defined by the NASDAQ National Marketplace Rules). There is a formal calendar of board meetings throughout the year. The Board of Directors has appointed three committees to support it in its mandate—the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The Board reviews the responsibilities of these committees periodically.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities to the stockholders relating to the Company's financial statements and the financial reporting process, the systems of internal controls, and the audit process. In addition to each of the members of the Audit Committee being independent, the Board of Directors has determined that at least one member of the Committee—Harold E. Hughes, Jr.—qualifies as an "audit committee financial expert" as defined by SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Hughes's experience and understanding with respect to certain accounting and auditing matters.

The designation does not impose upon Mr. Hughes, any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

The Compensation Committee has responsibility for establishing the compensation policies of the Company. The Committee determines the compensation of the Company's Board of Directors and its executive officers and has exclusive authority to grant options to directors and executive officers under the 1997 Stock Plan.

The Nominating and Governance Committee has responsibility for nominating individuals to serve as members of the Board of Directors, and to establish policies affecting corporate governance. The Nominating and Governance Committee, among other things, determines the size and composition of the Company's Board of Directors and nominates directors and executive officers for election.

As a leader in our business segment and underlining our commitment to quality, we believe in strong corporate governance principles and practices. Our corporate governance principles are reviewed by the Board, executive management and General Counsel and are periodically revised in response to changing legal and regulatory requirements and evolving best practices. The Company has taken a number of steps in recent years designed to improve its corporate governance process. Among the steps taken, the Company:

  •
  determined that a substantial majority of the Board of Directors will be independent directors. Currently six of eight directors are independent;
  •
  has adopted and implemented a self-evaluation process for the Board of Directors;
  •
  requires compliance with the NASDAQ National Marketplace issuer requirements for independent directors;
  •
  requires that directors or employees asked to serve on the Board of Directors of other companies seek a determination from the CEO and the General Counsel of Xilinx as to whether such board participation would be problematic to Xilinx;
  •
  determined that all directors are to be elected annually at the annual stockholder meeting;
  •
  adopted a retirement policy for directors under which directors may not stand for re-election after age 75;
  •
  appointed a lead independent director to serve when the Chairman of the Board is also the Chief Executive Officer;
  •
  restricts participation on the Audit Committee, Nominating and Governance Committee and Compensation Committee to independent directors;
  •
  requires that independent directors are given an opportunity to meet on a regular basis outside the presence of other Board members and management representatives, and the lead independent director is responsible for setting the agenda and running the meetings;
  •
  requires that the Board of Directors and its committees have authority to engage independent advisors and consultants;
  •
  updated its Codes of Conduct applicable to employees and directors and its significant corporate governance principles and published these on the Company's website;
  •
  introduced a code of ethics for senior financial officers and the finance function;
  •
  issued procedures and guidelines governing securities trades by employees, including limitations on the ability of senior officers to trade other than in the period following the announcement of the Company's quarterly earnings;
  •
  closely monitors the auditing and services provided by the outside auditor and requires pre-approval of all non-audit services to ensure auditor independence; and,
  •
  introduced a formal "whistle blowing" process for employees that includes anonymous reporting, if desired.

Xilinx's success is founded on its reputation of integrity and ethical business practices and has built this reputation over time through the efforts of its employees. The Company has adopted eight Corporate Values (Customer Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) to provide a framework for all employees in pursuit of high standards of integrity and ethical behavior.

The Xilinx Code of Conduct and Business Ethics contains the Company's core expectations of the manner in which employees will conduct business on behalf of Xilinx. All of our employees are required to abide by our long-standing standards of Business Ethics and Conduct to ensure that Xilinx operates in a consistent legal and ethical manner. The Board of Directors has adopted a Code of Ethics pertaining to the Board, which covers topics including insider trading, conflicts of interest, financial reporting and compliance with other laws.

Additional Information

Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge.

ITEM 2. PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site consists of adjacent buildings providing 588,000 square feet of space, which we own. We purchased 87 acres of land in South San Jose near our corporate facility in February 2000. Plans for infrastructure and the future development of this land have not been finalized. In July 2000, due to the anticipated rapid growth of the Company, we purchased two adjacent buildings near downtown San Jose providing 200,000 square feet of office space. These buildings were renovated, but the Company never took occupancy. During fiscal 2004 and 2003, the Company recognized impairment losses on excess facilities related to the vacant property in San Jose. In March 2004, the Company sold this facility. See Note 6 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

In addition, we own a 228,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland. The Irish facility is primarily used to service our customer base outside of North America.

We also own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of research and development, manufacturing and quality control. In July 2000, the Company also purchased a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is being partially leased to tenants under short-term lease agreements and partially used by the Company.

We own a 45,000 square foot facility in Albuquerque, New Mexico used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for our engineering design centers in Minneapolis, Minnesota and Austin, Texas and our subsidiary, Triscend Corporation in Mountain View, California.

We also lease North American sales offices in various locations which include the metropolitan areas of Chicago, Dallas, Denver, Los Angeles, Nashua, Ottawa, Raleigh, San Diego, San Jose and Toronto as well as international sales offices located in the metropolitan areas of Brussels, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

In April 2004, we entered into a sublease on a 15,000 square foot facility in Singapore. The Singapore facility will serve as our regional headquarters in Asia and will support our customers in Asia Pacific and Japan.

ITEM 3. LEGAL PROCEEDINGS

The Internal Revenue Service (IRS) has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001. To date, several issues have been settled with the Appeals Office of the IRS. As of April 3, 2004, unresolved issues asserted by the IRS total $19.0 million in additional taxes due, including penalties and a reduction of future net operating losses of $31.2 million.

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. Several issues, including the arm's length royalty issue discussed below, have been settled with the Appeals Office of the IRS.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999. The notice of deficiency was based on issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000. The notice of deficiency was based on issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999. In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995. The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency.

On April 6, 2004, we filed a settlement stipulation concerning the arm's length royalty for the license between the Company and Xilinx Ireland for fiscal years 1996 through 1999. On April 29, 2004, we filed a settlement stipulation concerning the arm's length royalty for the license between the Company and Xilinx Ireland for fiscal year 2000. The IRS agreed not to increase Xilinx's taxable income for this issue. The IRS had asserted increased taxable income of $242 million for fiscal years 1996 through 1999 and $57 million for fiscal year 2000.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue. In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements. The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland. The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions. On October 28, 2003, the Tax Court issued an order denying both Xilinx's and the IRS's cross motions for summary judgment on the stock option cost sharing issue. The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would share the cost of stock options in a cost sharing agreement. The Court has granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant. The trial for this issue has been set for July 14, 2004, and fiscal year 1999 has been combined with the fiscal years 1997 to 1998.

We are in discussions with the Appeals Office to resolve and settle the remaining issues, other than the stock option cost sharing issue discussed above. It is premature to comment further on the likely outcome of any issues that have not been settled to date. We believe we have meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

In March 2002, Aldec, Inc (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO.

On September 2, 2003, the Company settled all outstanding litigation with Aldec, for an amount that was immaterial to the Company's results of operations or its financial condition.

In fiscal year 2004, the Company allowed sales representative agreements with three related European entities, Rep'tronic S.A., Rep'tronic España, and Acsis S.r.l., a Rep'tronic Company (collectively Rep'tronic) to expire pursuant to their terms. In May 2003, Rep'tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep'tronic and the Company. On March 31, 2004, Rep'tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency. The Company has not yet been required to file its defense and no significant discovery has occurred.

On January 21, 2004, Rep'tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep'tronic S.A. employees against Rep'tronic S.A. for unfair dismissal. Rep'tronic S.A. is seeking indemnification from Xilinx SARL on the theory that the employees of Rep'tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland upon the expiration of the sales representative agreement. Xilinx SARL will file its evidence on July 14, 2004. A hearing has been set for September 20, 2004.

On February 10, 2004, Rep'tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles. The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland. Xilinx SARL has filed its defense. No hearing has been set.

The Company has accrued amounts that represent anticipated payments for liability for the Rep'tronic litigation under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 5 (SFAS 5), "Accounting for Contingencies."

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of April 3, 2004, there were approximately 1,231 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by the Company to be over 180,000.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by the NASDAQ National Market System:

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First Quarter	$30.51	$23.41	$43.84	$22.43
Second Quarter	32.29	24.78	23.60	14.15
Third Quarter	39.05	27.98	24.96	13.75
Fourth Quarter	42.90	35.25	27.09	18.70

No cash dividends were paid on our common stock in fiscal 2004 or fiscal 2003.

5(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 4 through February 7, 2004	174,600	$41.02	174,600	$19,974,255
February 8 through March 6, 2004	136,000	$41.73	136,000	$14,298,308
March 7 through April 3, 2004	157,100	$37.96	157,100	$8,335,035

Total for the Quarter	467,700	$40.20	467,700

On June 14, 2002, the Company announced a repurchase program of up to $100 million of common stock and, on April 22, 2004, announced a repurchase program of up to an additional $250 million of common stock. Through April 3, 2004, the Company had repurchased $91.7 million of the $100 million approved for repurchase under the current program. These share repurchase programs have no stated expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data
Five years ended April 3, 2004
(In thousands, except per share amounts)

	2004(5)	2003(4)	2002(3)	2001(2)	2000(1)
Net revenues	$1,397,846	$1,155,977	$1,015,579	$1,659,358	$1,020,993
Operating income (loss)	327,135	155,669	(24,750)	384,053	322,192
Income (loss) before income taxes and equity in joint venture	350,544	169,872	(192,954)	61,103	1,024,272
Provision (benefit) for income taxes	47,555	44,167	(79,347)	25,845	378,006
Net income (loss)	302,989	125,705	(113,607)	35,258	652,450
Net income (loss) per share:
Basic	$0.89	$0.37	$(0.34)	$0.11	$2.06
Diluted	$0.85	$0.36	$(0.34)	$0.10	$1.90
Shares used in per share calculations:
Basic	341,427	337,069	333,556	328,196	316,724
Diluted	354,551	348,622	333,556	353,345	343,479

(1)
Net income includes pre-tax capital gain of $674,728 ($398,089 net of tax) from UMC/USIC merger.

(2)
Net income includes pre-tax write-down of $362,124 ($219,085 net of tax) on UMC investment.

(3)
Net loss includes pre-tax write-down of $191,852 ($116,070 net of tax) on UMC investment, $25,336 impairment loss on intangibles and other assets and lawsuit settlement gain of $19,400. The change in operating income (loss) compared to the number shown in the fiscal 2003 Form 10-K of $19,400 is due to a reclassification of the Altera Corporation lawsuit settlement on the consolidated statement of operations from a separate line after operating income (loss) to be included within operating income (loss).

(4)
Net income includes impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $10,425.

(5)
Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement, impairment loss on excess facilities of $3,376, litigation settlement and contingency of $6,400 and write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend.

Consolidated Balance Sheet Data
Five Years Ended April 3, 2004
(In thousands)

	2004	2003	2002	2001	2000
Working capital	$920,422	$861,448	$802,913	$751,469	$796,213
Total assets	2,937,473	2,421,676	2,335,360	2,502,196	2,348,639
Stockholders' equity	2,483,062	1,950,739	1,903,740	1,918,316	1,776,655

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."

Cautionary Statement

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Factors Affecting Future Results" and elsewhere in this document. Forward looking statements can often be identified by the use of forward looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words.

Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers primarily in the communications, storage, server, consumer, industrial and other markets. We sell our products globally through independent domestic and foreign distributors, through direct sales to OEMs by a network of independent sales representative firms and through a direct sales management organization.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include: valuation of financial instruments, which impacts gains (losses) on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of impairment of long-lived assets including goodwill and other intangible assets, which impacts their valuation, and accounting for income taxes, which impacts the provision (benefit) recognized for income taxes, as well as the classification and valuation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

  Valuation of Financial Instruments

The Company's short-term and long-term investments include marketable and non-marketable equity and debt securities. At April 3, 2004, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $324.0 million and strategic investments in non-marketable equity securities of $22.9 million. In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

  Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Reported information includes product resale price, quantity and end customer shipment information, as well as inventory on hand. Distributor inventory on hand is reconciled to deferred revenue balances monthly. Xilinx maintains system controls to validate the data and verify that the reported information is accurate. The effects of distributor price adjustments are recorded as a reduction to deferred income on shipments to distributors reflecting the amount of gross margin expected to be realized when distributors sell through product purchased from Xilinx. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is provided. Revenue from support products, which includes software and services sales, was less than 10% of net revenues for all of the periods presented.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

  Valuation of Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market (estimated net realizable value). The Company reviews and sets standard costs quarterly at current manufacturing costs. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. Given the cyclicality of the market, the obsolescence of technology and product life cycles, the Company writes down inventory based on backlog, forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. In addition, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's gross margins.

  Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective the beginning of the first quarter of fiscal 2003. Accordingly, for fiscal 2003 and future years, we no longer amortized goodwill from acquisitions, but we continued to amortize other acquisition-related intangibles. We expect amortization of other intangibles to be approximately $5.0 million for fiscal 2005 compared with $9.8 million for fiscal 2004 and down from $15.3 million of amortization of goodwill and other acquisition related intangibles in fiscal 2003.

At April 3, 2004, the net book value of acquisition related intangibles totaled $128.4 million, comprised of unamortized goodwill of $111.6 million and other acquisition related intangibles of $16.8 million. We completed the annual goodwill impairment review during the fourth quarter of fiscal 2004, and found no impairment. Unless there are indicators of impairment, our next impairment review will be completed in the fourth quarter of fiscal 2005. To date, no impairment indicators have been identified.

We are required to test goodwill for impairment at the reporting unit level for which purpose we have previously determined that we operate in one reportable segment containing one reporting unit. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to continue to improve, our revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill. We also consider whether long-lived assets are impaired. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Factors affecting impairment of assets held for use include the overall profitability of the Company's business and our ability to generate positive cash flows. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

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

In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Additionally, we must estimate the amount and likelihood of potential losses arising from audits or deficiency notices issued by taxing authorities. The taxing authorities' positions and our assessment can change over time resulting in material impacts on the provision for income taxes in periods where these changes occur.

We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 3, 2004, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is "more likely than not," under the provisions of SFAS 109, "Accounting for Income Taxes," that the tax benefit associated with the deferred tax assets will not be realized.

Results of Operations

The following table summarizes the results of Xilinx's operations as a percentage of net revenues for the three years ended April 3, 2004:

	2004	2003	2002
Net Revenues	100.0%	100.0%	100.0%

Gross Margin	62.1	59.0	45.1

Research and development	17.7	19.2	20.2
Selling, general and administrative	19.1	20.4	22.5
Amortization of goodwill (through fiscal 2002) and other intangibles	0.7	1.2	4.2
Impairment loss	0.2	4.7	2.5
Litigation settlement and contingency	0.5	0.0	(1.9)
Acquired in-process R&D	0.5	0.0	0.0

Operating Income (Loss)	23.4	13.5	(2.4)

Interest income and other, net, and impairment loss on investments	1.7	1.2	(16.6)
Provision (benefit) for income taxes	3.4	3.8	(7.8)

Net Income (Loss)	21.7%	10.9%	(11.2)%

Net Revenues

	2004	Change	2003	Change	2002
	(In thousands)
Net revenues	$1,397,846	21%	$1,155,977	14%	$1,015,579

We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology. The most recent adjustment was on March 30, 2003, which was the beginning of our fiscal 2004. Amounts for the prior periods presented have been reclassified to conform to this latest categorization. New Products include our most recent product offerings and include the Spartan-IIE, Spartan-3, Virtex-II, Virtex-II Pro, Virtex-II EasyPath and CoolRunner-II product lines. Mainstream Products include the XC4000XL, XC4000XLA, XC4000XV, Spartan-II, SpartanXL, XC9500XL, XC9500XV, CoolRunner, Virtex-E and Virtex product lines. Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and Spartan families. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Xilinx's net revenues increased 21% in fiscal 2004 compared to fiscal 2003. The increase was primarily due to strong customer demand for our New Products and continued growth in our Consumer, Industrial and Other end market segment. Xilinx's net revenues increased 14% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to the growth in the Storage and Consumer, Industrial and Other market segments.

  Net Revenues by Product

Net revenues by product categories for the three years ended April 3, 2004 were as follows:

	2004	% of Total	% Change	2003	% of Total	% Change	2002	% of Total
	(In millions)
New Products	$450.6	32	92	$235.1	20	300	$58.9	6
Mainstream Products	688.5	49	0	689.3	60	2	676.2	67
Base Products	162.4	12	1	160.5	14	(23)	207.3	20
Support Products	96.3	7	35	71.1	6	(3)	73.2	7

Total Net Revenues	$1,397.8	100	21	$1,156.0	100	14	$1,015.6	100

The increase in revenues of New Products for both fiscal 2004 and 2003 compared to their respective prior fiscal years was due to the strong market acceptance of these products across a broad base of end markets including storage, communications and consumer-based applications.

The improved market conditions in the second half of fiscal 2004 were not enough to offset weakness in the first half of 2004 thus leading to relatively flat performance for Mainstream Products compared to fiscal 2003. After an economic downturn in fiscal 2002, a gradual improvement led to small growth in fiscal 2003 for Mainstream Products.

The small revenue growth in Base Products from fiscal 2003 to fiscal 2004 was due to improved market conditions. Revenue decline in Base Products in fiscal 2003 compared to fiscal 2002 was mainly due to the weak overall economic environment. Lastly, both configuration solutions (serial PROMs) and software contributed to the strong fiscal 2004 for Support Products compared to 2003.

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins. Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost. We have historically been able to offset much of the revenue decline in our mature products with increased revenues from newer products.

  Net Revenues by Geography

Net revenues by geography for the three years ended April 3, 2004 were as follows:

	2004	% of Total	% Change	2003	% of Total	% Change	2002	% of Total
	(In millions)
North America	$592.5	42	6	$559.0	48	7	$524.2	52
Europe	270.3	19	6	254.3	22	8	235.9	23
Japan	203.6	15	15	176.4	15	35	130.6	13
APAC/ROW	331.4	24	99	166.3	15	33	124.9	12

Total Net Revenues	$1,397.8	100	21	$1,156.0	100	14	$1,015.6	100

The improvement of North America revenue in fiscal 2004 compared to 2003 was primarily due to the growth in the Communications and Storage and Servers markets, which benefited from an improved economy and healthier end market demand.

International revenues grew 35% and 21% in fiscal 2004 and 2003, respectively, and represented approximately 58%, 52% and 48% of total net revenues for fiscal years 2004, 2003 and 2002, respectively. Europe grew in fiscal 2004 compared to fiscal 2003 primarily due to strength in industrial, automotive and wireless communication applications. Japan and Asia Pacific/Rest of World (APAC/ROW) grew in fiscal 2004 compared to fiscal 2003 mainly due to consumer-based applications. APAC/ROW also benefited from the transfer of manufacturing by North American and European OEMs to Asia Pacific.

North America, Europe, Japan, and APAC/ROW all experienced revenue increases in fiscal 2003 as compared to fiscal 2002 due to the strength in the storage and consumer sectors. APAC/ROW revenue increase also benefited from the transfer of manufacturing by North American OEMs to Asia.

  Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers' primary markets. We classify our revenue by end market in three categories: Communications; Storage and Servers; and Consumer, Industrial and Other. Net revenues by end markets for the three years ended April 3, 2004 were as follows:

	2004	% Change	2003	% Change	2002
	(% of total net revenues)
Communications	50%	12	55%	(11)	70%
Storage and Servers	19	5	21	36	18
Consumer, Industrial and Other	31	56	24	121	12

Total Net Revenues	100%	21	100%	14	100%

In the latter part of fiscal 2004, the Communications market began to recover driven by wireless and networking applications. The decline in fiscal 2003 compared to fiscal 2002 reflects overall economic decline. Storage and Servers revenues increased in fiscal 2004 and 2003 compared to their respective prior fiscal years largely due to several customer designs entering production. Storage and Servers business as a percentage of total revenues is expected to decline going forward as the other end markets gain strength and several large customer programs migrate to newer products. The strong growth in the Consumer, Industrial and Other in fiscal 2004 and 2003 compared to their respective prior fiscal years was due to increasing acceptance of programmable logic solutions in digital consumer, defense, instrumentation and automotive applications.

Gross Margin

	2004	Change	2003	Change	2002
	(In thousands)
Gross margin	$867,878	27%	$682,426	49%	$457,695
Percentage of net revenues	62.1%		59.0%		45.1%

The gross margin improvements in fiscal 2004 compared to 2003, and 2003 compared to 2002 was largely due to higher revenue, improved yields and lower manufacturing costs due to the migration to 300-milimeter wafer production.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing. We expect to mitigate this risk by migrating wafer technology from 200-milimeter to 300-milimeter, developing 90-nanometer process technology and improving yields.

Sales of inventory previously written off were not material during fiscal 2004, 2003 or 2002.

Research and Development

	2004	Change	2003	Change	2002
	(In thousands)
Research and development	$247,609	12%	$222,139	9%	$204,752
Percentage of net revenues	17.7%		19.1%		20.2%

Research and development (R&D) expenses for fiscal 2004, 2003 and 2002 include non-cash deferred stock compensation of $3.8 million, $6.4 million and $8.5 million, respectively, associated with the November 2000 acquisition of RocketChips. The increase in R&D expenses from fiscal 2003 to 2004 was primarily related to process technology and development of next generation products. The increase in R&D expenses from fiscal 2002 to 2003 was primarily related to process development of new products, an increase in employee compensation expenses from reinstatement of full pay for fiscal 2003 and profit sharing expenses.

We will continue to invest in R&D efforts in a wide variety of areas such as 90-nanometer and more advanced process technologies, IP cores and the development of new design and layout software.

Selling, General and Administrative

	2004	Change	2003	Change	2002
	(In thousands)
Selling, general and administrative	$266,664	13%	$235,347	3%	$228,759
Percentage of net revenues	19.1%		20.4%		22.5%

The increase in SG&A expenses from fiscal 2003 to 2004 was primarily related to increased commissions associated with higher revenues, expenses related to increased sales resources in key markets and increased marketing activities. The increase in SG&A expenses from fiscal 2002 to 2003 was primarily related to higher sales commissions, higher employee compensation expenses due to the reinstatement of full pay for fiscal 2003 and profit sharing expenses, partially offset by a reduction in legal expenses due to the settlement of the Altera litigation in July 2001 (see "Altera Corporation Lawsuit Settlement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations).

Amortization of Goodwill and Other Intangibles

Amortization expense for all intangible assets for fiscal 2004, 2003 and 2002 was $9.8 million, $15.3 million and $49.0 million, respectively. Of these amounts, $9.6 million, $14.6 million and $43.0 million for fiscal 2004, 2003 and 2002, respectively, related to the RocketChips acquisition and the remaining amounts related to other technology acquisitions. Amortization expense for these intangible assets has declined due to the complete amortization of certain intangibles associated with the RocketChips' acquisition and the cessation of goodwill amortization after fiscal 2002.

Goodwill and acquired intangibles were amortized through fiscal year 2002 using an estimated useful life of four to seven years. Under the provisions of SFAS 142, as of the beginning of fiscal 2003, we no longer amortized goodwill which instead is subject to periodic impairment tests, but we continued to amortize other intangible assets.

Impairment Losses

The impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 of $54.7 million related primarily to excess facilities owned in San Jose, California. The Company lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management's evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003.

During the third quarter of fiscal 2004, the Company received a purchase offer from a prospective buyer for an amount less than the facilities' net book value of $35.4 million. In accordance with the provisions of SFAS 144, an additional impairment charge of $3.4 million was recognized in the third quarter of fiscal 2004. During the fourth quarter of fiscal 2004, the Company sold the facilities for $33.8 million ($32.0 million, net of selling costs), resulting in no additional loss or gain.

The impairment loss on investments of $10.4 million and $4.3 million recognized during fiscal years 2003 and 2002, respectively, related to non-marketable equity securities in private companies. Of the $4.3 million of impairment losses on investments in fiscal 2002, $2.8 million is separately disclosed and $1.5 million was included in research and development expenses on the Company's consolidated statements of operations.

We recognized an impairment loss on intangible assets and equipment of $25.3 million during the second quarter of fiscal 2002 consisting of $14.9 million relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during fiscal 2001 and 2000 and $10.4 million for the write-down of excess testers that were acquired in anticipation of higher unit growth.

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of Triscend in fiscal 2004, approximately $7.0 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects had identifiable technological risk factors that indicated that even though successful completion was expected, it was not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized. The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

The acquired in-process research and development components consist of a graphical user interface and design implementation software. We do not plan to sell or provide these products to Xilinx or Triscend customers, however they will be integrated into Xilinx's product set. These products were approximately 60% complete at the time of acquisition. We expect to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $2 million.

To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing "core" technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 14 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

Investment in United Microelectronics Corporation

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. The Company made a total cumulative cash investment of $107.1 million in USIC. The investment entitled Xilinx to receive up to 31.25% of USIC's wafer capacity.

In January 2000, USIC merged into UMC and Xilinx's equity position in USIC converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, we received approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group, and we recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 145 million UMC shares in four separate annual stock dividend distributions increasing our investment holdings to approximately 367 million shares. We retain wafer capacity rights in UMC equivalent to those we previously had in USIC, so long as we retain a certain percentage of our original UMC shares. If our holdings fall below the specified level, our wafer capacity rights would be prorated in accordance with the UMC shares we hold.

Restrictions on the sale of these shares, imposed by UMC and the Taiwan Stock Exchange, began to expire in July 2000 and fully expired in January 2004. As of April 3, 2004, the entire UMC investment was unrestricted.

We account for our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, "Accounting for Certain Debt and Equity Securities." At March 29, 2003, the restricted portion of the investment in UMC was accounted for as a cost method investment.

The fair value of our UMC shares declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the global economy, in general, and in the technology sector in particular, we believed that the decline in the market value of our investment in UMC as of September 29, 2001 was other than temporary. Accordingly, during this second quarter of fiscal 2002, we recognized a pre-tax impairment loss on our investment in UMC of $191.9 million ($113.2 million, net of tax) to reflect this other-than-temporary decline in market value. The fair value of our unrestricted UMC shares subsequently increased by $141.4 million during the third and fourth quarters of fiscal 2002, increasing the total value of our UMC investment to $380.4 million at March 30, 2002. Under the provisions of SFAS 115, we increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $58.0 million and increased accumulated other comprehensive income by $83.4 million.

At March 29, 2003, our equity investment in UMC shares was valued at $209.3 million on the Company's consolidated balance sheet reflecting a $171.1 million decrease in value during fiscal 2003. Under SFAS 115, we decreased the value of our UMC investment by $171.1 million, recognized a deferred tax benefit of $70.2 million and decreased accumulated other comprehensive income (loss) by $100.9 million. As of March 29, 2003, the market value of our total UMC investment was $29.7 million below its adjusted cost of $239.0 million. We deemed the decline in value of our total investment in UMC to be temporary in nature.

The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of our investment in UMC:

	April 3, 2004		March 29, 2003
	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
	(In millions)
Unrestricted investment	$239.0	$324.0	$208.9	$179.2
Restricted investment	—	—	30.1	30.1

Total	$239.0	$324.0	$239.0	$209.3

Under SFAS 115, since March 29, 2003, we have increased the value of our UMC investment by $114.7 million, recognized a deferred tax liability of $47.0 million and increased accumulated other comprehensive income by $67.7 million.

Altera Corporation Lawsuit Settlement

On July 18, 2001, the Company settled all of its outstanding patent litigation with Altera, under which Altera paid Xilinx $20 million and both parties exchanged limited patent licenses and executed agreements not to sue under any patent for at least five years. During fiscal 2002 we recorded the lawsuit settlement received of $19.4 million, net of settlement costs of approximately $600 thousand.

Interest Income and Other, Net

	2004	Change	2003	Change	2002
	(In thousands)
Interest income and other, net	$23,409	(5)%	$24,628	(7)%	$26,473
Percentage of net revenues	1.7%		2.1%		2.6%

The decrease from fiscal 2003 to 2004 was primarily due to miscellaneous items of other income, net. Additionally, lower interest rates in fiscal 2004 largely offset the benefit of higher average cash and investment balances compared to the prior year. The decrease from fiscal 2002 to 2003 was primarily due to a reduction in capital gains recognized and lower interest rates in fiscal 2003 compared to the prior year. The amount of interest income and other, net in the future will continue to be impacted by the level of our average cash and investment balances, prevailing interest rates, and foreign currency exchange rates.

Provision (Benefit) for Income Taxes

	2004	Change	2003	Change	2002
	(In thousands)
Provision (benefit) for income taxes	$47,555	8%	$44,167	N/A	$(79,347)
Effective tax rate	13.6%		26.0%		41.1%

The effective tax rates in all years reflect the impact of foreign income/loss at different rates and tax credits earned in the United States. The fiscal year 2004 effective tax rate reflects the one-time benefit for reversing previously accrued reserves for an IRS audit that disputed the calculation of royalty payments that the Company's Ireland subsidiary paid to license the Company's technology. The IRS agreed to a stipulation in April 2004 concurring with the Company's original royalty calculations. The increase in the Company's fiscal year 2002 effective tax rate resulted from one-time write-offs of impaired assets that were not deductible for tax purposes, and the amortization of nondeductible goodwill.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999. The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to assertions by the IRS that the Company owed additional tax for fiscal year 2000. See Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire critical technologies and make investments in complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program and finance working capital. Additionally, our investment in UMC is available for future sale.

Fiscal 2004 Compared to Fiscal 2003

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash and cash equivalents and short-term and long-term investments at April 3, 2004 totaled $1.6 billion compared with $1.1 billion at March 29, 2003.

We generated positive cash flows from operations during fiscal 2004. As of April 3, 2004, we had cash, cash equivalents and short-term investments of $799 million and working capital of $920.4 million. Cash provided by operations of $432.5 million for fiscal 2004 was $87.5 million higher than the $345.0 million generated during fiscal 2003. Increases in cash generated by operations resulted primarily from net income adjusted for non-cash related items, and increases in accounts payable and deferred income on shipments to distributors, which were partially offset by an increase in accounts receivable.

Net cash used in investing activities of $354.8 million during fiscal 2004 included net purchases of available-for-sale securities of $325.8 million, $41.0 million for purchases of property, plant and equipment and $20.0 million for the acquisition of Triscend, net of cash acquired, partially offset by $32.0 million of proceeds from the sale of buildings and land.

Net cash provided by financing activities was $45.6 million in fiscal 2004 and consisted of $108.0 million of proceeds from the issuance of common stock under employee stock plans, partially offset by $62.3 million for the acquisition of treasury stock.

Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased 25.9% from $197.7 million at the end of fiscal 2003 to $249.0 million at the end of fiscal 2004. The increase was primarily attributable to the increased level of revenue and an increase in shipments late in the year.

Inventories

Inventories decreased from $111.5 million at March 29, 2003 to $102.5 million at April 3, 2004 due to an increased demand for new products, and our continued focus on supply chain management.

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

Property, Plant and Equipment

During 2004, we invested $41.0 million in property, plant and equipment compared to $46.0 million in 2003. Primary investments in fiscal 2004 were for test equipment, computer equipment, IT equipment and software. Software investments included additional enterprise resource planning software functionality and automation of critical business processes.

During the fourth quarter of fiscal 2004, we sold excess facilities consisting of two buildings and land near downtown San Jose, California for $33.8 million ($32.0 million, net of selling costs). After recognizing previous impairment losses on these excess facilities of $53.8 million in fiscal 2003 and $3.4 million in fiscal 2004, there was no gain or loss on the sale of the buildings and land.

Current Liabilities

Current liabilities increased from $313.8 million at the end of fiscal 2003 to $381.1 million at the end of fiscal 2004. The increase was primarily attributable to the increase in accounts payable and deferred income on shipments to distributors. The increase in accounts payable was a result of increased purchases and the increase in deferred income on shipments to distributors was due to increased inventory levels at distributors, related to higher revenue levels in 2004 compared to 2003 and an increase in shipments to distributors later in the year.

Stockholders' Equity

Stockholders' equity increased $532.3 million during fiscal 2004, principally as a result of $303.0 million in net income for the year ended April 3, 2004, the issuance of common stock under employee stock plans of $109.2 million, $3.8 million in amortization of deferred compensation related to the RocketChips acquisition, the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $110.7 million and by $68.4 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock. The increases were partially offset by the acquisition of treasury stock of $62.8 million.

Fiscal 2003 Compared to Fiscal 2002

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash and cash equivalents and short-term and long-term investments at March 29, 2003 totaled $1.1 billion compared with $799 million at March 30, 2002.

We generated positive cash flows from operations during fiscal 2003. As of March 29, 2003, we had cash, cash equivalents and short-term investments of $675.6 million and working capital of $861.4 million. Cash provided by operations of $345.0 million for fiscal 2003 was $64.1 million higher than the $280.9 million generated during fiscal 2002. Increases in cash generated by operations resulted primarily from net income adjusted for receipt of federal income tax refunds of approximately $74.1 million and an increase in deferred income on shipments to distributors, which were partially offset by an increase in accounts receivable.

During fiscal 2003, net cash used in investing activities of $355.1 million included net purchases of available-for-sale securities of $315.6 million and $46.0 million of property, plant and equipment purchases partially offset by $6.5 million of proceeds from the sale of a building.

For fiscal 2003, net cash used in financing activities of $6.2 million included $60.8 million for the acquisition of treasury stock, partially offset by $54.6 million of proceeds from the issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased 33.2% from $148.4 million at the end of fiscal 2002 to $197.7 million at the end of fiscal 2003. The increase was primarily attributable to the increased level of revenue and an increase in shipments late in the year, which were reflected in the higher levels of inventory at our distributors.

Inventories

Inventories increased from $79.3 million at March 30, 2002 to $111.5 million at March 29, 2003 due to an increased demand for new products, which led to higher levels of inventory production.

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

Stockholders' Equity

Stockholders' equity increased $47.0 million during fiscal 2003, principally as a result of $125.7 million in net income for the year ended March 31, 2003, the issuance of common stock under employee stock plans of $54.6 million, $6.4 million in amortization of deferred compensation related to the RocketChips acquisition, and the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $18.3 million. The increases were partially offset by $97.6 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and the acquisition of treasury stock of $60.4 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at April 3, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at April 3, 2004.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations(1)	$19.8	$5.7	$6.9	$4.0	$3.2
Inventory and other purchase obligations(2)	97.0	97.0	—	—	—

Total	$116.8	$102.7	$6.9	$4.0	$3.2

(1)
We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014. Rent expense under all operating leases was approximately $4.6 million for 2004.

(2)
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for the materials and services in the next three to six months.

Off-Balance-Sheet Arrangements

As of April 3, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 22, 2004, the Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which is payable on June 2, 2004 to stockholders of record at the close of business on May 12, 2004. Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Factors Affecting Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company's management currently deems immaterial also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows would be materially adversely affected.

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
  •
  reduced capital spending by our customers;
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
  •
  inability to obtain manufacturing capacity in sufficient volume;
  •
  inability to predict the success of our customers' products in their markets;
  •
  an unexpected increase in demand resulting in longer lead times that causes delays in customer production schedules;
  •
  dependence on the health of the end markets and customers we serve;

  Competitive Environment

  •
  price and product competition in the semiconductor industry, which can change rapidly due to technological innovation;
  •
  major customers converting to ASIC designs from Xilinx's PLDs;
  •
  erosion of average selling prices;
  •
  timely introduction of new products;

  Technology

  •
  lower gross margins due to product mix shifts and reduced manufacturing efficiency improvements;
  •
  failure to retain or attract specialized technical/management personnel;
  •
  timely implementation of new manufacturing technologies;
  •
  ability to safeguard the Company's products from competitors by means of patents and other intellectual property protections;
  •
  impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others;

  Other

  •
  changes in accounting rules;
  •
  dependence on distributors to generate sales and process customer orders;
  •
  impact of changes to current export/import laws and regulations;
  •
  volatility of the securities market, particularly as it relates to the high technology sector and our investment in UMC;
  •
  global events impacting the world economy or specific regions of the world; and,
  •
  catastrophes that impact the ability of our supply chain partners to operate or deliver product.

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

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in Asia Pacific and Japan. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency denominated costs. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

Dependence on Independent Manufacturers and Subcontractors

We do not manufacture our own silicon wafers. During fiscal year 2004, all of our wafers were manufactured in Taiwan by UMC, in Japan by Seiko and in the United States by IBM. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies over 70% of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies, producing wafers at acceptable yields, and delivering them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries raises the likelihood of potential wafer price increases.

UMC's foundries in Taiwan and Seiko's foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our suppliers' or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

We are also dependent on subcontractors to provide semiconductor assembly, test and shipment services. Any prolonged inability to obtain wafers or assembly, test or shipment services with competitive performance cost attributes, adequate yields or timely delivery, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our financial condition and results of operations.

Competition

Our future success depends on our ability to be competitive in the semiconductor industry. See "Competition" in Item 1. "Business."

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

Litigation

We are currently engaged in several legal matters. See Item 3. "Legal Proceedings."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in market interest rates compared to interest rates at April 3, 2004 and March 29, 2003 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $10 million for each fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations as they are incurred We did not execute material hedge transactions during fiscal 2002, 2003 and 2004.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 3, 2004 and March 29, 2003 would not materially affect our financial position or results of operations.

Our investment in UMC consists of shares, the value of which is determined by the Taiwan Stock Exchange. This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115. The market value of our investment in UMC was approximately $324 million at April 3, 2004 as compared to our adjusted cost basis of approximately $239 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 3, 2004	March 29, 2003	March 30, 2002
	(In thousands, except per share amounts)
Net revenues	$1,397,846	$1,155,977	$1,015,579
Costs and expenses:
Cost of revenues	529,968	473,551	557,884
Research and development	247,609	222,139	204,752
Selling, general and administrative	266,664	235,347	228,759
Amortization of goodwill (through fiscal 2002) and other intangibles	9,725	14,580	42,998
Impairment loss on excess facilities, intangible assets and equipment	3,376	54,691	25,336
Litigation settlement and contingency	6,400	—	—
Write-off of acquired in-process research and development	6,969	—	—
Altera Corporation lawsuit settlement received	—	—	(19,400)

Total costs and expenses	1,070,711	1,000,308	1,040,329

Operating income (loss)	327,135	155,669	(24,750)
Impairment loss on investments	—	(10,425)	(2,825)
Impairment loss on United Microelectronics Corp. investment	—	—	(191,852)
Interest income and other, net	23,409	24,628	26,473

Income (loss) before income taxes	350,544	169,872	(192,954)
Provision (benefit) for income taxes	47,555	44,167	(79,347)

Net income (loss)	$302,989	$125,705	$(113,607)

Net income (loss) per share:
Basic	$0.89	$0.37	$(0.34)

Diluted	$0.85	$0.36	$(0.34)

Shares used in per share calculations:
Basic	341,427	337,069	333,556

Diluted	354,551	348,622	333,556

See notes to consolidated financial statements

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	April 3, 2004	March 29, 2003
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$337,343	$213,995
Short-term investments	461,617	461,600
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,989 and $3,618 in 2004 and 2003, respectively	248,956	197,690
Inventories	102,454	111,504
Deferred tax assets	90,386	150,147
Prepaid expenses and other current assets	60,796	40,346

Total current assets	1,301,552	1,175,282

Property, plant and equipment, at cost:
Land	61,445	72,974
Buildings	226,833	247,452
Machinery and equipment	254,854	254,616
Furniture and fixtures	38,603	37,108

	581,735	612,150
Accumulated depreciation and amortization	(246,621)	(229,167)

Net property, plant and equipment	335,114	382,983
Long-term investments	767,671	434,369
Investment in United Microelectronics Corp.	324,026	209,293
Goodwill	111,627	100,724
Other intangible assets, less accumulated amortization of $69,583 and $59,752 in 2004 and 2003, respectively	16,813	18,690
Other assets	80,670	100,335

Total Assets	$2,937,473	$2,421,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,936	$41,739
Accrued payroll and related liabilities	54,607	48,736
Income taxes payable	60,430	85,198
Deferred income on shipments to distributors	150,979	120,831
Other accrued liabilities	37,178	17,330

Total current liabilities	381,130	313,834

Deferred tax liabilities	73,281	157,103
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 346,989 shares issued and 346,962 shares outstanding at April 3, 2004; 339,026 shares issued and 339,005 shares outstanding at March 29, 2003	3,470	3,390
Additional paid-in capital	903,991	744,166
Retained earnings	1,521,568	1,218,579
Treasury stock, at cost (27 shares at April 3, 2004 and 21 shares at March 29, 2003)	(1,031)	(541)
Accumulated other comprehensive income (loss)	55,064	(14,855)

Total stockholders' equity	2,483,062	1,950,739

Total Liabilities and Stockholders' Equity	$2,937,473	$2,421,676

See notes to consolidated financial statements

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 3, 2004	March 29, 2003	March 30, 2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$302,989	$125,705	$(113,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,923	72,450	106,097
Amortization of deferred compensation	3,767	6,390	10,981
Write-off of acquired in-process research and development	6,969	—	—
Net gain on sale of available-for-sale securities	(6,650)	(5,454)	(9,572)
Impairment loss on excess facilities	3,376	53,836	—
Impairment loss on intangible assets	—	—	14,925
Impairment loss on equipment	—	855	10,411
Impairment loss on investments	—	10,425	4,322
Litigation settlement and contingency	6,400	—	—
Gain on sale of building	—	(508)	—
Impairment loss on United Microelectronics Corp. investment	—	—	191,852
Provision (benefit) for deferred income taxes	49,275	(24,423)	(1,403)
Tax benefit from exercise of stock options	109,236	17,093	52,401
Changes in assets and liabilities:
Accounts receivable, net	(50,160)	(49,259)	24,336
Inventories	9,614	(14,858)	245,943
Deferred income taxes	(60,366)	20,338	10,906
Prepaid expenses and other current assets	(10,035)	45,384	(39,550)
Other assets	6,234	(4,447)	(20,076)
Accounts payable	35,867	5,008	(67,943)
Accrued liabilities	11,872	15,084	(1,031)
Income taxes payable	(83,709)	20,331	(77,378)
Deferred income on shipments to distributors	29,898	51,050	(60,720)

Total adjustments	129,511	219,295	394,501

Net cash provided by operating activities	432,500	345,000	280,894

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,181,741)	(1,544,365)	(1,085,053)
Proceeds from sale or maturity of available-for-sale securities	1,855,933	1,228,813	962,207
Purchases of property, plant and equipment	(41,040)	(46,049)	(94,883)
Proceeds from sale of buildings and land	32,047	6,463	—
Acquisition of business, net of cash acquired	(19,997)	—	—

Net cash used in investing activities	(354,798)	(355,138)	(217,729)

Cash flows from financing activities:
Acquisition of treasury stock	(62,328)	(60,846)	(125,580)
Proceeds from issuance of common stock	107,974	54,643	81,088
Proceeds from sale of put options	—	—	2,970

Net cash provided by (used in) financing activities	45,646	(6,203)	(41,522)

Net increase (decrease) in cash and cash equivalents	123,348	(16,341)	21,643
Cash and cash equivalents at beginning of year	213,995	230,336	208,693

Cash and cash equivalents at end of year	$337,343	$213,995	$230,336

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$62,284	$68,059	$188,575
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$34,163	$(62,984)	$13,865

See notes to consolidated financial statements

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2001	331,140	$3,311	$725,626	$1,257,083	$(70,584)	$2,880	$1,918,316
Components of comprehensive loss:
Net loss	—	—	—	(113,607)	—	—	(113,607)
Net unrealized gain on available-for-sale securities, net of taxes of $57,458	—	—	—	—	—	79,180	79,180
Cumulative translation adjustment	—	—	—	—	—	(512)	(512)

Total comprehensive loss							(34,939)

Issuance of common shares under employee stock plans	7,022	70	80,148	—	—	—	80,218
Acquisition of treasury stock	(2,161)	(22)	—	—	(126,188)	—	(126,210)
Issuance of treasury stock under employee stock plans	—	—	(152,380)	(36,195)	188,575	—	—
Issuance of shares for RocketChips	187	2	—	—	—	—	2
Put option premiums	—	—	2,970	—	—	—	2,970
Deferred compensation—RocketChips	—	—	8,483	—	—	—	8,483
Deferred compensation—other	—	—	2,499	—	—	—	2,499
Tax benefit from exercise of stock options	—	—	52,401	—	—	—	52,401

Balance at March 30, 2002	336,188	3,361	719,747	1,107,281	(8,197)	81,548	1,903,740
Components of comprehensive income:
Net income	—	—	—	125,705	—	—	125,705
Net unrealized loss on available-for-sale securities, net of tax benefit of $67,850	—	—	—	—	—	(97,638)	(97,638)
Cumulative translation adjustment	—	—	—	—	—	1,235	1,235

Total comprehensive income							29,302

Issuance of common shares under employee stock plan	5,206	52	54,588	—	—	—	54,640
Acquisition of treasury stock	(2,389)	(23)	—	—	(60,403)	—	(60,426)
Issuance of treasury stock under employee stock plans	—	—	(53,652)	(14,407)	68,059	—	—
Deferred compensation—RocketChips	—	—	6,390	—	—	—	6,390
Tax benefit from exercise of stock options	—	—	17,093	—	—	—	17,093

Balance at March 29, 2003	339,005	3,390	744,166	1,218,579	(541)	(14,855)	1,950,739
Components of comprehensive income:
Net income	—	—	—	302,989	—	—	302,989
Net unrealized gain on available-for-sale securities, net of taxes of $47,485	—	—	—	—	—	68,359	68,359
Cumulative translation adjustment	—	—	—	—	—	1,560	1,560

Total comprehensive income							372,908

Issuance of common shares under employee stock plans	9,889	99	109,106	—	—	—	109,205
Acquisition of treasury stock	(1,932)	(19)	—	—	(62,774)	—	(62,793)
Issuance of treasury stock under employee stock plans	—	—	(62,284)	—	62,284	—	—
Deferred compensation—RocketChips	—	—	3,767	—	—	—	3,767
Tax benefit from exercise of stock options	—	—	109,236	—	—	—	109,236

Balance at April 3, 2004	346,962	$3,470	$903,991	$1,521,568	$(1,031)	$55,064	$2,483,062

See notes to consolidated financial statements

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained from independent wafer manufacturers located in Taiwan, Japan and the United States. The Company is dependent on these foundries to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States and Ireland and sales offices throughout the world. The Company derives over one-half its revenues from international sales, primarily in Europe, Japan and Asia Pacific.

Note 2. Summary of Significant Accounting Policies and Concentrations of Credit Risk

  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly owned subsidiaries after elimination of all significant intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2004 was a 53-week year ended on April 3, 2004. The additional week included in the third quarter of fiscal 2004 did not have a material effect on the results of operations. Fiscal 2003 was a 52-week year ended on March 29, 2003. Fiscal 2002 was a 52-week year ended on March 30, 2002. Fiscal 2005 will be a 52-week year ending on April 2, 2005.

The consolidated statement of operations for fiscal 2002 includes a reclassification of the Altera Corporation lawsuit settlement received of $19.4 million from a separate line after operating income (loss) to a separate line before operating income (loss). Certain other amounts from the prior years have been reclassified to conform to the current year presentation.

  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts and customer returns, potential reserves relating to litigation and tax matters as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

  Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of tax-advantaged municipal bonds, commercial paper, and tax-advantaged auction rate securities with maturities greater than 90 days but less than one year from the balance sheet date. Long-term investments consist of U.S. Treasury notes, corporate bonds, government agency bonds, tax-advantaged municipal bonds with maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments, and equity investments.

The Company invests its cash, cash equivalents, short-term and long-term investments through various banks and investment banking and asset management institutions. This diversification of risk is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non-U.S. based issuers. All investments are made pursuant to corporate investment policy guidelines. Investments include commercial paper, Euro dollar bonds, Euro dollar floaters (Euro dollar bonds with coupon resets at predetermined intervals) and offshore money market funds.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at April 3, 2004 or March 29, 2003. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

  Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following at fiscal year-ends:

	2004	2003
	(In thousands)
Raw materials	$8,651	$7,339
Work-in-process	54,633	65,852
Finished goods	39,170	38,313

	$102,454	$111,504

The Company reviews and sets standard costs quarterly at current manufacturing costs. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. Given the cyclicality of the market, the obsolescence of technology and product life cycles, the Company writes down inventory to net realizable value based on backlog, forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. In addition, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's gross margins.

  Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of two to five years for machinery, equipment, furniture and fixtures and up to 30 years for buildings. Depreciation expense totaled $53.7 million, $52.2 million and $51.7 million for fiscal year 2004, 2003 and 2002, respectively.

During the fourth quarter of fiscal 2004, the Company sold excess facilities consisting of two buildings and land near downtown San Jose, California for $33.8 million ($32.0 million, net of selling costs). After recognizing previous impairment losses on these excess facilities of $53.8 million in fiscal 2003 and $3.4 million in fiscal 2004, there was no gain or loss on the sale of the buildings and land.

During fiscal 2003, the Company sold its former software facility in Boulder, Colorado for $6.5 million and recognized a gain of $508 thousand, which is included in interest income and other, net on the consolidated statement of operations.

  Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

The Company evaluates the carrying value of long-lived assets and acquired intangibles including goodwill on an annual basis, or more frequently if impairment indicators arise. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to long-lived assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value.

Effective the beginning of the first quarter of fiscal 2003, the Company completed the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As required by SFAS 142, the Company stopped amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. Goodwill is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144. The Company completed the initial goodwill impairment review as of the beginning of fiscal 2003, and completed the annual review during the fourth quarter of fiscal 2003 and fiscal 2004, and found no impairment. Unless there are indicators of impairment, our next impairment review for RocketChips and Triscend will be completed in the fourth quarter of fiscal 2005.

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, is as follows:

	2004	2003	2002
Net income (loss) as reported	$302,989	$125,705	$(113,607)
Goodwill amortization, net of tax	—	—	29,821

Adjusted net income (loss)	$302,989	$125,705	$(83,786)

Per share—basic:
Reported net income (loss)	$0.89	$0.37	$(0.34)
Goodwill amortization, net of tax	—	—	0.09

Adjusted net income (loss)	$0.89	$0.37	$(0.25)

Per share—diluted:
Reported net income (loss)	$0.85	$0.36	$(0.34)
Goodwill amortization, net of tax	—	—	0.09

Adjusted net income (loss)	$0.85	$0.36	$(0.25)

  Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment at which point the Company has a legally enforceable right to collection under normal payment terms.

Revenue from sales to the Company's direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with the Company's direct customers.

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is provided.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

  Foreign Currency Translation

The U.S. dollar is the functional currency for the Company's Ireland manufacturing facility. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in interest income and other, net.

The functional currency is the local currency for each of the Company's other foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of operations are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

  Derivative Financial Instruments

As part of the Company's ongoing asset and liability management activities, it periodically enters into financial arrangements to reduce financial market risks. Xilinx may use derivative financial instruments to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes. For fiscal years 2004 and 2003, the use of derivative financial instruments was not material to the Company's results of operations or its financial position and there were no outstanding derivative financial instruments as of April 3, 2004 or March 29, 2003.

  Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations, using the intrinsic value method. In addition, the Company has adopted the disclosure requirements related to its stock plans according to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148).

As required by SFAS 148, the following table shows the estimated effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss) as reported	$302,989	$125,705	$(113,607)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(103,075)	(114,334)	(114,280)

Pro forma net income (loss)	$199,914	$11,371	$(227,887)

Net income (loss) per share:
Basic—as reported	$0.89	$0.37	$(0.34)

Basic—pro forma	$0.59	$0.03	$(0.68)

Diluted—as reported	$0.85	$0.36	$(0.34)

Diluted—pro forma	$0.56	$0.03	$(0.68)

The fair values of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Calculated under SFAS 123, the per share weighted-average fair values of stock options granted during 2004, 2003 and 2002 were $13.38, $19.73 and $19.22, respectively. The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during 2004, 2003 and 2002 were $12.53, $10.10 and $16.13, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal years 2004, 2003 and 2002 were estimated at the date of grant using no expected dividends and the following weighted average assumptions:

	Stock Options			Stock Purchase Plan Rights
	2004	2003	2002	2004	2003	2002
Expected life of options (years)	4.50	4.00	3.50	0.50	0.50	0.50
Expected stock price volatility	0.61	0.78	0.76	0.56	0.79	0.95
Risk-free interest rate	2.8%	3.0%	3.8%	1.1%	1.4%	3.3%

On March 31, 2004, the FASB issued an Exposure Draft (ED), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95." The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. Current estimates of option values using the Black Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

  Income Taxes

All income tax amounts reflect the use of the liability method under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers. The provisions of SFAS 150 were effective for instruments entered into or modified after May 31, 2003 and to pre-existing instruments as of June 29, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

In May 2003, Emerging Issues Task Force (EITF) Issue No 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," (EITF 00-21) was finalized. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which codifies and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for Xilinx, to the period ended April 3, 2004, except that the Company applied the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R for the period ended January 3, 2004.

Among the scope exceptions, companies are not required to apply the modified Interpretation to an entity that meets the criteria to be considered a "business" as defined in the Interpretation unless one or more of four specified conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. The Company does not have any interests in VIEs.

  Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues and an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and related expense for known product issues, which were not significant for fiscal 2003, increased in fiscal 2004 predominately due to a specific quality incident with one of our vendors. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company's consolidated balance sheet, for fiscal 2004:

2004
(In thousands)
Balance at beginning of fiscal year	$—
Provision	7,361
Utilized	1,456

Balance at end of fiscal year	$5,905

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company's products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

  Concentrations of Credit Risk

As of April 3, 2004, two distributors (Memec and Avnet) accounted for 59% and 22% of total accounts receivable, respectively. As of March 29, 2003, Memec and Avnet accounted for 49% and 34% of total accounts receivable, respectively. Memec accounted for 47%, 45% and 44% of worldwide net revenues in fiscal 2004, 2003 and 2002, respectively. Avnet accounted for 31%, 32% and 30% of worldwide net revenues in fiscal 2004, 2003 and 2002, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company's exposure to credit risk.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. Xilinx generally does not require collateral for receivables from its end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned.

No end customer accounted for more than 10% of net revenues in fiscal 2004, 2003 or 2002.

The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor's. Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At April 3, 2004, 55% and 45% of its investments in debt securities were domestic and foreign, respectively, and 39% were issued by corporate entities and 61% by government agencies and municipalities.

Note 3. Investment in United Microelectronics Corporation

In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. The Company made a total cumulative cash investment of $107.1 million in USIC. The investment entitled Xilinx to receive up to 31.25% of USIC's wafer capacity.

In January 2000, USIC merged into UMC and Xilinx's equity position in USIC converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, Xilinx received approximately 222 million shares of UMC common stock, which represent approximately 2% of the combined UMC Group, and the Company recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 145 million UMC shares in four separate annual stock dividend distributions increasing the Company's investment holdings to approximately 367 million shares. The Company retains wafer capacity rights in UMC equivalent to those it previously had in USIC, so long as it retains a certain percentage of its original UMC shares. If the Company's holdings fall below the specified level, its wafer capacity rights would be prorated in accordance with the UMC shares held.

Restrictions on the sale of these shares, imposed by UMC and the Taiwan Stock Exchange, began to expire in July 2000 and fully expired in January 2004. As of April 3, 2004, the entire UMC investment was unrestricted.

The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115. At March 29, 2003, the restricted portion of the investment in UMC was accounted for as a cost method investment.

The fair value of the Company's UMC shares declined to $239.0 million as of September 29, 2001. Because of the continued downturn in the global economy, in general, and in the technology sector in particular, the Company believed that the decline in the market value of its investment in UMC as of September 29, 2001 was other than temporary. Accordingly, during this second quarter of fiscal 2002, Xilinx recognized a pre-tax impairment loss on its investment in UMC of $191.9 million ($113.2 million, net of tax) to reflect this other-than-temporary decline in market value. The fair value of the Company's unrestricted UMC shares subsequently increased by $141.4 million during the third and fourth quarters of fiscal 2002, increasing the total value of its UMC investment to $380.4 million at March 30, 2002. Under the provisions of SFAS 115, the Company increased the value of the UMC investment by $141.4 million, recognized deferred tax liabilities of $58.0 million and increased accumulated other comprehensive income by $83.4 million.

At March 29, 2003, the Company's equity investment in UMC shares was valued at $209.3 million on the Company's consolidated balance sheet reflecting a $171.1 million decrease in value during fiscal 2003. Under SFAS 115, the Company decreased the value of its UMC investment by $171.1 million, recognized a deferred tax benefit of $70.2 million and decreased accumulated other comprehensive income (loss) by $100.9 million. As of March 29, 2003, the market value of the total UMC investment was $29.7 million below its adjusted cost of $239.0 million. The Company deemed the decline in value of its total investment in UMC to be temporary in nature.

The following table summarizes the cost basis and carrying values of the restricted and unrestricted portions of the investment in UMC:

	April 3, 2004		March 29, 2003
	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value
	(In millions)
Unrestricted investment	$239.0	$324.0	$208.9	$179.2
Restricted investment	—	—	30.1	30.1

Total	$239.0	$324.0	$239.0	$209.3

Under SFAS 115, since March 29, 2003, the Company has increased the value of its UMC investment by $114.7 million, recognized a deferred tax liability of $47.0 million and increased accumulated other comprehensive income by $67.7 million.

Note 4. Financial Instruments

The following is a summary of available-for-sale securities

	April 3, 2004				March 29, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$153,899	$—	$—	$153,899	$89,896	$—	$—	$89,896
Commercial paper	98,340	—	—	98,340	12,972	—	—	12,972
Corporate bonds	209,770	202	(98)	209,874	261,521	747	(238)	262,030
Auction rate securities	277,998	30	(712)	277,316	284,857	—	(487)	284,370
Municipal bonds	426,203	2,241	(393)	428,051	350,992	4,837	(666)	355,163
U.S. Treasury notes	52,144	802	—	52,946	—	—	—	—
Government agency bonds	257,554	3,445	(125)	260,874	42,409	132	(45)	42,496
Investment in UMC	239,042	84,984	—	324,026	208,917	—	(29,749)	179,168
Investment—other	9	—	—	9	260	—	—	260

	$1,714,959	$91,704	$(1,328)	$1,805,335	$1,251,824	$5,716	$(31,185)	$1,226,355

Included in:
Cash and cash equivalents				$252,021				$151,218
Short-term investments				461,617				461,600
Long-term investments				767,671				434,369
Investment in UMC				324,026				179,168

				$1,805,335				$1,226,355

The amortized cost and estimated fair value of marketable debt securities (commercial paper, corporate bonds, municipal bonds, U.S. Treasury notes and government agency bonds) at April 3, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$249,992	$250,163
Due after one year through five years	659,393	664,564
Due after five years through ten years	80,193	80,699
Due after ten years	54,433	54,659

	$1,044,011	$1,050,085

Certain information related to available-for-sale securities is as follows:

	2004	2003	2002
	(In thousands)
Gross realized gains on sale of available-for-sale securities	$7,360	$5,836	$9,882
Gross realized losses on sale of available-for-sale securities	(710)	(382)	(310)

Net realized gains (losses) on sale of available-for-sale securities	$6,650	$5,454	$9,572

Amortization of (premiums)/discounts on available-for-sale securities	$(4,427)	$(5,000)	$(5,195)

Note 5. Balance Sheet Information

The following table discloses those current assets and liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

	2004	2003
	(In thousands)
Accrued payroll and related liabilities
Accrued compensation	$48,444	$42,698
Other	6,163	6,038

	$54,607	$48,736

No individual amounts within other accrued liabilities exceed 5% of total current liabilities at April 3, 2004 and March 29, 2003.

Note 6. Impairment Losses

The impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 of $54.7 million related primarily to excess facilities owned in San Jose, California. The Company lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management's evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003.

During the third quarter of fiscal 2004, the Company received a purchase offer from a prospective buyer for an amount less than the facilities' net book value of $35.4 million. In connection with the offer, management determined the facilities should be reclassified from "held for use" to "held for sale" reflecting management's expectation that the facilities would be sold. An additional impairment charge of $3.4 million was recognized in the third quarter of fiscal 2004. During the fourth quarter of fiscal 2004, the Company sold the facilities for $33.8 million ($32.0 million, net of selling costs), resulting in no additional loss or gain.

The impairment loss on investments of $10.4 million and $4.3 million recognized during fiscal 2003 and 2002 respectively, related to non-marketable equity securities in private companies. Of the $4.3 million of impairment loss on investments in fiscal 2002, $2.8 million is separately disclosed and $1.5 million was included in research and development expenses on the Company's consolidated statements of operations.

During fiscal year 2002, the Company recognized impairment losses on intangible assets and equipment totaling approximately $25.3 million. The total includes $14.9 million of charges relating to goodwill and other intangible assets associated with a number of technology acquisitions completed during fiscal 2001 and 2000 and $10.4 million for the write-down of excess testers that provided no future economic benefit as they were acquired in anticipation of higher unit growth.

Note 7. Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through December 2014. Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance. Approximate future minimum lease payments under operating leases are as follows:

Year	(In thousands)
2005	$5,698
2006	3,802
2007	3,110
2008	2,355
2009	1,624
Thereafter	3,243

$19,832

Most of the Company's leases contain renewal options. Rent expense under all operating leases was approximately $4.6 million for fiscal 2004, $3.4 million for fiscal 2003 and $5.4 million for fiscal 2002.

Other commitments at April 3, 2004 totaled $97.0 million and consist of purchases of inventory and other purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for the materials and services in the next three to six months.

Note 8. Net Income (Loss) Per Share

The computation of basic net income (loss) per share for all periods presented is derived from the information on the consolidated statements of operations, and there are no reconciling items in the numerator used to compute diluted net income (loss) per share. The total shares used in the denominator of the diluted net income (loss) per share calculation includes 13.1 million and 11.6 million common equivalent shares attributable to outstanding stock options for fiscal years 2004 and 2003, respectively, that are not included in basic net income (loss) per share. For fiscal 2002, 18.0 million common stock equivalents attributable to the Company's stock option plans were excluded from the calculation of diluted net loss per share, as they were antidilutive.

Outstanding out-of-the-money stock options to purchase approximately 21.1 million, 22.9 million and 8.8 million shares, for fiscal 2004, 2003 and 2002, respectively, under the Company's stock option plans were excluded by the treasury stock calculation of diluted net income (loss) per share. These options could be dilutive in the future if the Company's average share price increases and is equal to or greater than the exercise price of these options.

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is from unrealized gains (losses) on its available-for-sale securities, net of taxes, and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows

	2004	2003	2002
	(In thousands)
Net income (loss)	$302,989	$125,705	$(113,607)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	70,974	(96,078)	82,592
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(2,615)	(1,560)	(3,412)
Net change in cumulative translation adjustment	1,560	1,235	(512)

Comprehensive income (loss)	$372,908	$29,302	$(34,939)

The components of accumulated other comprehensive income (loss) at fiscal year-ends are as follows:

	2004	2003
	(In thousands)
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$53,375	$(14,984)
Accumulated cumulative translation adjustment	1,689	129

Accumulated other comprehensive income (loss)	$55,064	$(14,855)

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at April 3, 2004, primarily reflects the increase in value of the UMC investment since March 29, 2003 (see Note 3). In addition, the value of the Company's short-term and long-term investments increased by $3.1 million during fiscal 2004. In accordance with SFAS 115, the Company increased the value of these investments by $3.1 million, increased deferred tax liabilities by $1.2 million and increased accumulated other comprehensive income (loss) by $1.9 million.

Note 10. Stockholders' Equity

  Preferred Stock

The Company's Certificate of Incorporation authorized 2 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of April 3, 2004 and March 29, 2003, no preferred shares were issued or outstanding.

  Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. In June 2002, the Board authorized the repurchase of up to an additional $100 million of common stock. These share repurchase programs have no stated expiration date. During fiscal 2004, 2003 and 2002, the Company repurchased a total of 1.9 million, 2.4 million and 2.2 million shares of common stock for $62.8 million, $60.4 million and $126.2 million, respectively. In fiscal 2004, 2003 and 2002, 1.9 million, 2.4 million and 3.5 million shares were reissued, respectively, for employee stock option exercises and employee stock purchase plan requirements. Through April 3, 2004, the Company had repurchased $91.7 million of the $100 million of common stock approved for repurchase under the current program. As of April 3, 2004, the Company held approximately 27 thousand shares of treasury stock in conjunction with the stock repurchase program and approximately 21 thousand shares as of March 29, 2003.

  Put Options

During fiscal 2002, Xilinx sold put options that entitled the holder of each option to sell to the Company, by physical delivery, one share of common stock at specified prices. The cash proceeds from the sale of put options of $3.0 million for fiscal 2002 have been included in additional paid-in capital following the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." During fiscal 2003, the final put options were presented to Xilinx requiring the Company to acquire 300 thousand shares at strike prices ranging from $40 to $45 per share. As of April 3, 2004 and March 29, 2003, no shares of common stock were subject to future issuance under outstanding put options.

  Employee Stock Option Plans

Under existing stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 86.8 million shares as of April 3, 2004, including 28.7 million shares available for future grants. Options to purchase shares of the Company's common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

A summary of the Company's Option Plans activity, and related information are as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
	(shares in thousands)
March 31, 2001	23,863	54,425	$19.98
Additional shares reserved	—	—	—
Granted	(9,804)	9,804	35.34
Exercised	—	(6,359)	9.10
Forfeited	1,101	(1,101)	40.80

March 30, 2002	15,160	56,769	23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58

March 29, 2003	23,633	57,911	25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	26.43
Exercised	—	(8,162)	10.07
Forfeited	1,340	(1,340)	39.36

April 3, 2004	28,707	58,123	$27.13

The above table does not include additional shares that become available under a quasi-evergreen program. This program, approved by stockholders in 1999, permits the Company to increase the amount available for issuance under the 1997 Stock Plan for each of five years commencing with fiscal year 2000 by an amount equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the beginning of the prior fiscal year, as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company or an amount determined by the Board of Directors. On April 8, 2004, the Board approved the addition of 13.6 million shares increasing the total amount of shares available for grant to 42.3 million under the Company's employee stock option plans. This 13.6 million share allotment marks the end of the Company's quasi-evergreen program.

The following information relates to options outstanding and exercisable under the Option Plans at April 3, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(shares in thousands)
$0.57—$8.25	6,784	1.43	$6.59	6,782	$6.59
$8.31—$9.97	6,747	3.71	$9.61	6,741	$9.61
$9.98—$18.71	7,131	3.75	$12.93	6,724	$12.66
$18.78—$21.81	6,134	5.26	$21.46	5,815	$21.51
$21.85—$23.49	7,140	8.97	$23.37	1,757	$23.34
$23.53—$33.13	7,108	7.37	$31.10	4,392	$31.71
$33.19—$38.89	5,945	7.56	$36.80	3,381	$36.62
$39.00—$44.84	5,937	7.54	$42.01	3,584	$41.95
$46.75—$86.75	4,839	6.18	$72.87	4,544	$73.09
$96.63—$96.63	358	6.29	$96.63	328	$96.63

$0.57—$96.63	58,123	5.71	$27.13	44,048	$25.84

At March 29, 2003, 45.1 million options were exercisable at an average price of $20.98. At March 30, 2002, 40.9 million options were exercisable at an average price of $16.74.

  Employee Qualified Stock Purchase Plan

Under the Company's 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can elect to have up to 15 percent of their annual earnings withheld, up to a maximum of $21,250, to purchase the Company's common stock at the end of six-month enrollment periods. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. Almost all employees are eligible to participate. Employees purchased 1.7 million shares for $27.0 million in fiscal 2004, 1.6 million shares for $25.6 million in fiscal 2003 and 700 thousand shares for $22.8 million in fiscal 2002. At April 3, 2004, 4.0 million shares were available for future issuance out of 27.5 million shares authorized.

Note 11. Income Taxes

The provision (benefit) for income taxes consists of the following:

		2004	2003	2002
		(In thousands)
Federal:	Current	$(41,633)	$46,093	$(84,315)
	Deferred	49,129	(16,109)	24,227

		7,496	29,984	(60,088)

State:	Current	2,248	7,540	3,227
	Deferred	146	(8,314)	(25,630)

		2,394	(774)	(22,403)

Foreign:	Current	37,665	14,957	3,144

Total		$47,555	$44,167	$(79,347)

The tax benefits associated with stock option exercises and the employee stock purchase plan were $109 million, $17 million and $52 million, for fiscal years 2004, 2003 and 2002, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has federal and state tax loss and tax credit carryforwards of approximately $454 million and $83 million, respectively. If unused, these tax loss carryforwards and $61 million of the tax credit carryforwards will expire in 2007 through 2024. Pretax income from foreign operations was $387 million, $185 million and $14 million for fiscal years 2004, 2003 and 2002, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, accumulated to approximately $482 million as of April 3, 2004. The residual U.S. tax liability, if such amounts were remitted, would be approximately $121 million.

The provision (benefit) for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income (loss) before provision (benefit) for taxes as follows:

	2004	2003	2002
	(In thousands)
Income (loss) before provision (benefit) for taxes	$350,544	$169,872	$(192,954)
Federal statutory tax rate	35%	35%	35%

Computed expected tax	$122,690	$59,455	$(67,534)
State taxes net of federal benefit	1,556	(503)	(14,562)
Tax exempt interest	(4,005)	(3,628)	(3,667)
Foreign earnings at lower tax rates	(32,327)	(3,627)	8,784
Effect of IRS Stipulation	(34,418)	—	—
Amortization of goodwill	—	—	9,884
Tax credits	(5,619)	(8,445)	(13,235)
Other	(322)	915	983

Provision (benefit) for income taxes	$47,555	$44,167	$(79,347)

The major components of deferred tax assets and liabilities consist of the following at April 3, 2004 and March 29, 2003:

	2004	2003
	(In thousands)
Deferred tax assets:
Inventory valuation differences	$6,374	$14,289
Deferred income on shipments to distributors	33,874	—
Nondeductible accrued expenses	33,776	29,584
Tax loss and tax credit carryforwards	209,794	109,132
Current net value of investments	—	10,485
Intangible and fixed assets	15,873	34,981
Other	6,464	10,186

Total deferred tax assets	306,155	208,657

Deferred tax liabilities:
Unremitted foreign earnings	(153,978)	(111,279)
Deferred income on shipments to distributors	—	(9,513)
Capital gain from merger of USIC with UMC	(57,818)	(57,818)
Current net value of investments	(37,000)	—
Other	(4,066)	—

Total deferred tax liabilities	(252,862)	(178,610)

Total net deferred tax assets	$53,293	$30,047

The difference between the net deferred taxes per the consolidated balance sheet and the net deferred taxes above, of $36 million and $37 million at April 3, 2004 and March 29, 2003, respectively, is included in other assets on the consolidated balance sheet.

The IRS has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001. To date, several issues have been settled with the Appeals Office of the IRS. As of April 3, 2004, unresolved issues asserted by the IRS total $19.0 million in additional taxes due, including penalties and a reduction of future net operating losses of $31.2 million.

The Company filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998. Several issues, including the arm's length royalty issue discussed below, have been settled with the Appeals Office of the IRS.

In October 2002, the IRS issued a notice of deficiency for fiscal year 1999. The notice of deficiency was based on issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998. On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency.

In October 2003, the IRS issued a notice of deficiency for fiscal year 2000. The notice of deficiency was based on issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999. In addition, the IRS disallowed a carryback of general business credits from fiscal year 2000 to fiscal year 1995. The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency.

On April 6, 2004, Xilinx filed a settlement stipulation concerning the arm's length royalty for the license between the Company and Xilinx Ireland for fiscal years 1996 through 1999. On April 29, 2004, the Company filed a settlement stipulation concerning the arm's length royalty for the license between the Company and Xilinx Ireland for fiscal year 2000. The IRS agreed not to increase Xilinx's taxable income for this issue. The IRS had asserted increased taxable income of $242 million for fiscal years 1996 through 1999 and $57 million for fiscal year 2000.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue. In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements. The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland. The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions. On October 28, 2003, the Tax Court issued an order denying both Xilinx's and the IRS's cross motions for summary judgment on the stock option cost sharing issue. The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would share the cost of stock options in a cost sharing agreement. The Court has granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant. The trial for this issue has been set for July 14, 2004, and fiscal year 1999 has been combined with fiscal years 1997 to 1998.

Xilinx is in discussions with the Appeals Office to resolve and settle the remaining issues, other than the stock option cost sharing issue discussed above. It is premature to comment further on the likely outcome of any issues that have not been settled to date. The Company believes it has meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

Note 12. Segment Information

Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment.

Enterprise wide information is provided in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Geographic revenue information for fiscal years 2004, 2003 and 2002 is based on the shipment location. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

Net revenues from unaffiliated customers by geographic region were as follows:

	2004	2003	2002
	(In thousands)
United States	$525,312	$454,988	$441,912
Foreign:
Other North America	67,189	104,002	82,330
Europe	270,324	254,342	235,931
Japan	203,652	176,386	130,578
Asia Pacific/Rest of World	331,369	166,259	124,828

Total Foreign	872,534	700,989	573,667

Worldwide total	$1,397,846	$1,155,977	$1,015,579

Net long-lived assets by country at fiscal year-ends were as follows at:

	2004	2003	2002
	(In thousands)
United States	$361,058	$394,544	$465,849
Foreign:
Ireland	80,365	81,493	73,106
Other	5,318	7,671	11,539

Total Foreign	85,683	89,164	84,645

Worldwide total	$446,741	$483,708	$550,494

Note 13. Contingencies

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

In March 2002, Aldec, Inc. (Aldec) filed a complaint in the United States District Court, Northern District of California, alleging copyright infringement and breach of contract by the Company arising from the expiration of a license agreement for certain Aldec software. Aldec sought a temporary restraining order (TRO) simultaneous with the filing of its complaint. The Court denied the request for a TRO. On September 2, 2003, the Company settled all outstanding litigation with Aldec for an amount that was immaterial to the Company's results of operations or its financial condition.

In fiscal year 2004, the Company allowed sales representative agreements with three related European entities, Rep'tronic S.A., Rep'tronic España, and Acsis S.r.l., a Rep'tronic Company (collectively Rep'tronic) to expire pursuant to their terms. In May 2003, Rep'tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep'tronic and the Company. On March 31, 2004, Rep'tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency. The Company has not yet been required to file its defense and no significant discovery has occurred.

On January 21, 2004, Rep'tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep'tronic S.A. employees against Rep'tronic S.A. for unfair dismissal. Rep'tronic S.A. is seeking indemnification from Xilinx SARL on the theory that the employees of Rep'tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland upon the expiration of the sales representative agreement. Xilinx SARL will file its evidence on July 14, 2004. A hearing has been set for September 20, 2004.

On February 10, 2004, Rep'tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles. The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland. Xilinx SARL has filed its defense. No hearing has been set.

The Company has accrued amounts that represent anticipated payments for liability for the Rep'tronic litigation under the provisions of SFAS 5.

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 14. Business Combinations

  Triscend Corporation

In March 2004, Xilinx completed the acquisition of Triscend Corporation (Triscend), a privately held fabless semiconductor company with expertise in configurable embedded microcontroller technology. The acquisition was accounted for under the purchase method of accounting. The total purchase price for Triscend was $30 million in cash plus $1.2 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $7 million. In addition, Xilinx recorded approximately $18.9 million of goodwill and other intangible assets, which resulted in amortization expense of approximately $100 thousand in fiscal 2004. The financial results for Triscend are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of Triscend prior to the acquisition.

Following is the purchase allocation based on estimated fair value of the assets acquired and liabilities assumed. Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

	Amount	Amortization Life
	(In thousands)
Current assets	$11,282
Long-term tangible assets	392
Goodwill	10,903
Other intangible assets:
Patents	7,194	5 years
Customer Base	760	3 years
Acquired in-process research and development	6,969
Liabilities assumed	(6,292)

Total purchase price	$31,208

Note 15. Goodwill and Other Intangible Assets

As of April 3, 2004 and March 29, 2003, the gross and net amounts of goodwill and of other intangible assets for all acquisitions were as follows:

	2004	2003	Amortization Life
	(In thousands)
Goodwill—gross	$163,152	$152,249	3 to 5 years (through fiscal 2002 only)
Less accumulated amortization	51,525	51,525

Goodwill—net	$111,627	$100,724

Noncompete agreements—gross	$23,600	$23,600	3 years
Less accumulated amortization	23,600	19,011

Noncompete agreements—net	—	4,589

Patents—gross	22,335	15,141	5 to 7 years
Less accumulated amortization	8,351	6,286

Patents—net	13,984	8,855

Miscellaneous intangibles—gross	40,461	39,701	2 to 5 years
Less accumulated amortization	37,632	34,455

Miscellaneous intangibles—net	2,829	5,246

Total other intangible assets—gross	86,396	78,442
Less accumulated amortization	69,583	59,752

Total other intangible assets—net	$16,813	$18,690

Amortization expense for all intangible assets for fiscal year 2004, 2003, and 2002 was $9.8 million, $15.3 million and $49.0 million, respectively. Intangible assets are amortized on a straight-line basis.

Based on the carrying value of other intangible assets recorded at April 3, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for other intangible assets is expected to be as follows: 2005—$5.0 million; 2006—$4.4 million; 2007—$3.6 million; 2008—$2.5 million; 2009—$1.3 million.

Note 16. Subsequent Events

On April 22, 2004, the Board authorized the repurchase of up to an additional $250 million of common stock.

On April 22, 2004, the Board of Directors declared the Company's first quarterly common stock dividend, of $0.05 per share, which is payable on June 2, 2004 to stockholders of record at the close of business on May 12, 2004.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 3, 2004 and March 29, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 3, 2004 and March 29, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 3, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective at the beginning of fiscal 2003, Xilinx adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                      /s/  ERNST & YOUNG LLP

San Jose, California
May 25, 2004

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Year	Charged (Credited) to Income	Deductions(a)	Balance at End of Year
	(In thousands)
For the year ended March 30, 2002:
Allowance for doubtful accounts	$3,625	$—	$—	$3,625
Allowance for customer returns(b)	$1,059	$2,828	$793	$3,094
For the year ended March 29, 2003:
Allowance for doubtful accounts	$3,625	$—	$12	$3,613
Allowance for customer returns(b)	$3,094	$(2,261)	$828	$5
For the year ended April 3, 2004:
Allowance for doubtful accounts	$3,613	$226	$26	$3,813
Allowance for customer returns	$5	$176	$5	$176

(a)
Represents amounts written off against the allowances or customer returns.

(b)
Prior years' presentation of valuation and qualifying accounts have been modified to be consistent with the fiscal 2004 presentation, which excludes amounts, principally consisting of distributor pricing adjustments, that have no impact on income or net amounts expected to be realized from assets and liabilities.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year ended April 3, 2004	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$313,287		$315,547	$365,632		$403,380
Gross margin	188,188		192,650	225,958		261,082
Net income	46,241	(1)	56,410	69,449	(2)	130,889	(3)
Net income per share:
Basic	$0.14		$0.17	$0.20		$0.38
Diluted	$0.13		$0.16	$0.19		$0.36
Shares used in per share calculations:
Basic	339,761		341,295	342,861		346,477
Diluted	351,780		353,366	356,226		361,035

(1)
Net income includes litigation settlement and contingency of $6,400.

(2)
Net income includes impairment loss on excess facilities of $3,376.

(3)
Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement and a write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend.

Year ended March 29, 2003	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$289,853	$277,871	$282,739		$305,514
Gross margin	169,517	164,130	165,616		183,163
Net income (loss)	41,006	38,720	(3,430	)(1)	49,409	(2)
Net income (loss) per share:
Basic	$0.12	$0.11	$(0.01)		$0.15
Diluted	$0.12	$0.11	$(0.01)		$0.14
Shares used in per share calculations:
Basic	336,518	337,481	337,242		337,920
Diluted	351,858	346,902	337,242		348,410

(1)
Net income (loss) includes impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $8,254.

(2)
Net income (loss) includes impairment loss on investments of $2,171.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K (Controls Evaluation Date),under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, the Company's disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by Item 401 of Regulation S-K is incorporated by reference to the section entitled "Proposal One-Election of Directors" in our Company's Proxy Statement.

The information concerning the Company's executive officers required by Item 401 of Regulation S-K is incorporated by reference to Item 1. "Business—Executive Officers of the Registrant" within this Form 10-K.

The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Company's Proxy Statement.

The information included in Item 1—"Business—Corporate Governance" within this Form 10-K identifying the financial expert who serves on the Audit Committee of our Board of Directors is incorporated by reference in this section.

The information required by Item 406 of Regulation S-K is incorporated by reference to the section entitled "Board of Directors—Principles of Corporate Governance" in our Company's Proxy Statement and to Item 1.—"Business—Corporate Governance" within this Form 10-K.

The Company's Codes of Conduct are available on the investor relations page of its website at www.investor.xilinx.com. Printed copies of these documents are also available to stockholders upon written request directed to Corporate Secretary, Thomas R. Lavelle, Xilinx, Inc., 2100 Logic Drive, San Jose, CA 95124.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in our Company's Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Company's Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below. The table below sets forth certain information as of April 3, 2004 about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	13,873,041	$8.99	0
1997 Stock Plan	43,901,186	$32.95	26,513,000	(2)
1990 Employee Stock Purchase Plan	N/A	N/A	3,990,164

Total—Approved Plans	57,774,227	$27.20	30,503,164

Equity Compensation Plans NOT Approved by Security Holders(1)
Supplemental Stock Option Plan(3)	6,000	$39.85	2,194,000

Total—All Plans	57,780,227	$27.20	32,697,164

(1)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips' employees pursuant to four different stock option plans. A total of approximately 807,000 options were assumed by the Company. Of this amount, a total of 342,949 options, with an average weighted exercise price of $15.18, remained outstanding as of April 3, 2004. These options are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips' stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips' stock option plans and the Company has no intention to do so in the future.

(2)
This number does not include additional shares that become available under a quasi-evergreen program. This program, approved by stockholders in 1999, permits the Company to increase the amount available for issuance under the 1997 Stock Plan for each of five years commencing with fiscal year 2000 by an amount equal to the lesser of 20 million shares or 4% of the number of shares outstanding as of the beginning of the prior fiscal year, as adjusted for splits, stock dividends and certain other changes to the outstanding capital stock of the Company or an amount determined by the Board of Directors. On April 8, 2004, the Board approved the addition of 13.6 million shares increasing the total amount of shares available for grant to 42.3 million including 40.1 million shares from the 1997 Stock Plan and 2.2 million shares from the Supplemental Stock Option Plan. This 13.6 million share allotment marks the end of the Company's quasi-evergreen program.

(3)
Our Supplemental Stock Option Plan, which was not subject to stockholder approval, is intended to help us attract and retain outstanding individuals in order to promote the success of the Company's business. The plan permits stock options to be granted to employees and consultants of the Company, except that our officers and members of our Board of Directors may not be granted options under the plan. The number of shares that may be issued pursuant to options granted under the plan is 2.2 million, subject to adjustment for stock splits, stock dividends and certain other changes to the outstanding capital stock of the Company. Only non-qualified stock options may be granted under the plan (that is, options that do not entitle the optionee to special U.S. income tax treatment). The plan is administered by the Compensation Committee, which has broad discretion to set the terms of options (including the number of shares, exercise price, vesting conditions and terms of options), to determine to whom they will be granted, to interpret the plan and the option agreements and to take such other actions and make such other determinations as it determines necessary or advisable in the administration of the plan. Subject to the foregoing, options granted under the plan generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company's assets, each option outstanding under the plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale. Our Board of Directors is authorized at any time to amend, alter, suspend or terminate the plan, but no such change may impair the rights of any option recipient under the plan without the written consent of the participant and the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in our Company's Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled "Ratification of Appointment of Independent Auditors" and "Fees Paid to Ernst & Young LLP" in our Company's Proxy Statement.

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

        (b)   Reports on Form 8-K

On January 21, 2004, Xilinx furnished a report on Form 8-K relating to its financial information for the fiscal quarter ended January 3, 2004, as presented in a press release dated January 21, 2004.

        (c)   Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company, as amended to date.
3.2(2)	Bylaws of the Company, as amended to date.
4.1(3)	Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
10.1(4)	Lease dated March 27, 1995 for adjacent facilities at 2055 Logic Drive and 2065 Logic Drive, San Jose, California.
10.2(4)	First Amendment to Master Lease dated April 27, 1995 for the Company's facilities at 2100 Logic Drive and 2101 Logic Drive, San Jose, California.
10.3(5)	Lease dated October 8, 1997 for an additional facility on Logic Drive, San Jose, California.
10.4.1(6)	Agreement of Purchase and Sale of Land in Longmont, Colorado dated November 24, 1997.
10.4.2(6)	First Amendment to Agreement of Purchase and Sale of Land in Longmont, Colorado dated January 15, 1998.
10.5(2)*	1988 Stock Option Plan, as amended.
10.6(7)*	1990 Employee Qualified Stock Purchase Plan, as amended.
10.7(7)*	1997 Stock Option Plan.
10.8(2)*	Form of Indemnification Agreement between the Company and its officers and directors.
10.9(8)*	Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.
10.10.1(8)*	Consulting Agreement dated as of June 1, 1996 between the Company and Bernard V. Vonderschmitt.
10.10.2(6)*	Amended Services and Compensation Exhibit to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.
10.10.3(6)*	Second Amendment to the Consulting Agreement dated as of June 1, 1996 between the Company and Bernard Vonderschmitt.
10.11(9)*	Letter Agreement dated as of April 1, 1997 of the Company to Richard W. Sevcik.
10.12.1(10)(11)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.12.2(10)(11)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.
10.12.3(10)(11)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company.

10.13.1(8)(10)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company.
10.13.2(6)(10)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997.
10.14(8)	Indenture dated November 1, 1995 between the Company and State Street Bank and Trust Company.
10.15(10)(12)	Letter Agreement dated January 13, 2000 between the Company and UMC.
10.16(13)*	Supplemental Stock Option Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(c) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 4th day of June 2004.

XILINX, INC.
By:	/s/ WILLEM P. ROELANDTS Willem P. Roelandts, President, Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/ WILLEM P. ROELANDTS (Willem P. Roelandts)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 4, 2004
/s/ KRIS CHELLAM (Kris Chellam)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 4, 2004
/s/ RICHARD W. SEVCIK (Richard W. Sevcik)	Executive Vice President, General Manager and Director	June 4, 2004
/s/ JOHN L. DOYLE (John L. Doyle)	Director	June 4, 2004
/s/ JERALD G. FISHMAN (Jerald G. Fishman)	Director	June 4, 2004
/s/ PHILIP T. GIANOS (Philip T. Gianos)	Director	June 4, 2004
/s/ WILLIAM G. HOWARD, JR. (William G. Howard, Jr.)	Director	June 4, 2004
/s/ HAROLD E. HUGHES, JR. (Harold E. Hughes, Jr.)	Director	June 4, 2004
/s/ ELIZABETH VANDERSLICE (Elizabeth Vanderslice)	Director	June 4, 2004

QuickLinks

Table of Contents
PART I FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
XILINX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
XILINX, INC. CONSOLIDATED BALANCE SHEETS
XILINX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
XILINX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
XILINX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
XILINX, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SUPPLEMENTARY FINANCIAL DATA Quarterly Data (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY