Form 10-Q
period 2004-07-03
XILINX INC
filed 2004-08-06
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2004 or

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at July 27, 2004

Common Stock, $.01 par value	347,080,415

Part I.              Financial Information

Item 1.  Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
In thousands, except per share amounts)	July 3, 2004	June 28, 2003

Net revenues	$423,583	$313,287

Costs and expenses:
Cost of revenues	144,163	125,099
Research and development	71,923	59,542
Selling, general and administrative	80,590	62,013
Amortization of acquisition-related intangibles	1,402	3,535
Litigation settlement and contingency	—	6,400
Write-off of acquired in-process research and development	7,198	—

Total costs and expenses	305,276	256,589

Operating income	118,307	56,698

Interest income and other, net	5,841	4,957

Income before income taxes	124,148	61,655

Provision for income taxes	28,896	15,414

Net income	$95,252	$46,241

Net income per common share:
Basic	$0.27	$0.14
Diluted	$0.26	$0.13

Cash dividends declared per common share	$0.05	$—

Shares used in per share calculations:
Basic	347,173	339,761
Diluted	359,419	351,780

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 3, 2004	April 3, 2004
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$256,356	$337,343
Short-term investments	389,661	461,617
Accounts receivable, net	208,317	248,956
Inventories	142,832	102,454
Deferred tax assets	86,956	90,386
Prepaid expenses and other current assets	58,763	60,796
Total current assets	1,142,885	1,301,552

Property, plant and equipment, at cost	596,833	581,735
Accumulated depreciation and amortization	(257,579)	(246,621)
Net property, plant and equipment	339,254	335,114
Long-term investments	983,304	767,671
Investment in United Microelectronics Corp.	267,968	324,026
Goodwill	119,009	111,627
Other intangible assets	25,315	16,813
Other assets	79,269	80,670
Total Assets	$2,957,004	$2,937,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,494	$77,936
Accrued payroll and related liabilities	69,453	54,607
Income taxes payable	65,654	60,430
Deferred income on shipments to distributors	135,569	150,979
Other accrued liabilities	34,837	37,178
Total current liabilities	391,007	381,130

Deferred tax liabilities	61,056	73,281

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,471	3,470
Additional paid-in capital	893,770	903,991
Retained earnings	1,599,465	1,521,568
Treasury stock, at cost	(4,713)	(1,031)
Accumulated other comprehensive income	12,948	55,064
Total stockholders’ equity	2,504,941	2,483,062
Total Liabilities and Stockholders’ Equity	$2,957,004	$2,937,473

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net income	$95,252	$46,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,150	18,582
Amortization of deferred compensation	474	1,131
Write-off of acquired in-process research and development	7,198	—
Net gain on sale of available-for-sale securities	(278)	(2,040)
Litigation settlement and contingency	—	6,400
Tax benefit from exercise of stock options	7,603	10,261
Changes in assets and liabilities:
Accounts receivable, net	40,944	60,680
Inventories	(40,378)	(3,834)
Deferred income taxes	(2,906)	(3,240)
Prepaid expenses and other current assets	514	(16,957)
Other assets	82	4,071
Accounts payable	6,952	8,382
Accrued liabilities	11,761	2,653
Income taxes payable	23,380	5,091
Deferred income on shipments to distributors	(15,106)	(5,953)
Total adjustments	55,390	85,227
Net cash provided by operating activities	150,642	131,468

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,162,050)	(461,864)
Proceeds from sale or maturity of available-for-sale securities	1,003,559	464,332
Purchases of property, plant and equipment	(16,801)	(8,604)
Acquisition of business, net of cash acquired	(18,636)	—
Net cash used in investing activities	(193,928)	(6,136)

Cash flows from financing activities:
Acquisition of treasury stock	(30,460)	(9,383)
Proceeds from issuance of common stock	10,113	13,413
Payment of dividends to stockholders	(17,354)	—
Net cash provided by (used in) financing activities	(37,701)	4,030

Net increase (decrease) in cash and cash equivalents	(80,987)	129,362

Cash and cash equivalents at beginning of period	337,343	213,995

Cash and cash equivalents at end of period	$256,356	$343,357

Supplemental schedule of non-cash activities:
Issuance of treasury stock	$27,612	$8,635

Supplemental disclosure of cash flow information:
Income taxes paid	$485	$3,844

See notes to condensed consolidated financial statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the fiscal year ended April 3, 2004.  The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to present fairly the statements of financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2005 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2005 will be a 52-week year ending on April 2, 2005.  Fiscal 2004, which ended on April 3, 2004 was a 53-week fiscal year.  The quarters ended July 3, 2004 and June 28, 2003 each included 13 weeks.

2.               Stock-Based Compensation

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

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended
(In thousands, except per share amounts)	July 3, 2004	June 28, 2003

Net income as reported	$95,252	$46,241

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(33,377)	(25,480)

Pro forma net income	$61,875	$20,761

Net income per share:
Basic-as reported	$0.27	$0.14

Basic-pro forma	$0.18	$0.06

Diluted-as reported	$0.26	$0.13

Diluted-pro forma	$0.17	$0.06

The fair values of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model.  The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Calculated under SFAS 123, the per share weighted-average fair values of stock options granted during the first quarter of fiscal 2005 and 2004 were $18.69 and $13.06, respectively.  Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the first quarter of fiscal 2005 and 2004 were $17.95 and $6.83, respectively.  The fair value of stock options and stock purchase plan rights granted in the first quarter of fiscal 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	Stock Options		Stock Purchase Plan Rights
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Expected life of options (years)	4.50	4.00	0.50	0.50
Expected stock price volatility	0.57	0.74	0.40	0.83
Risk-free interest rate	3.6%	2.1%	1.0%	1.2%
Dividend yield	0.6%	0.0%	0.6%	0.0%

Under the Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2005 or 2004.  The next scheduled purchase under the Stock Purchase Plan is in the second quarter of fiscal 2005.  At July 3, 2004, 4.0 million shares were available for future issuance out of 27.5 million shares authorized.

On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.”  The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans.  As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004.  Current estimates of option values using the Black Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final pronouncement.

3.               Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share.  The total shares used in the denominator of the diluted net income per share calculation includes 12.2 million and 12.0 million common equivalent shares attributable to outstanding stock options for the first quarter of fiscal 2005 and 2004, respectively, that are not included in basic net income per share.

Outstanding out-of-the-money stock options to purchase approximately 22.7 million and 22.1 million shares, for the first quarter of fiscal 2005 and 2004, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation of diluted net income per share as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.

4.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following at the end of each period:

(In thousands)	July 3, 2004	April 3, 2004

Raw materials	$10,013	$8,651
Work-in-process	78,625	54,633
Finished goods	54,194	39,170
	$142,832	$102,454

5.               Investment in United Microelectronics Corporation

At July 3, 2004, the carrying/fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) shares totaled $268.0 million on the Company’s condensed consolidated balance sheet.  The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and carrying/fair values of the investment in UMC:

	July 3, 2004		April 3, 2004
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value

Total	$239.0	$268.0	$239.0	$324.0

During the first quarter of fiscal 2005, the Company decreased the carrying/fair value of its UMC investment by $56.0 million, recognized a deferred tax benefit of $23.0 million and decreased accumulated other comprehensive income by $33.0 million.  These adjustments were made in accordance with SFAS 115.

6.               Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock.  During the first quarter of fiscal 2005, the Company completed its $100.0 million repurchase program announced in June 2002.  In April 2004, the Board authorized the repurchase of up to an additional $250.0 million of common stock.  These share repurchase programs have no stated expiration date.  During the quarter ended July 3, 2004, the Company repurchased a total of 894 thousand shares of common stock for $31.3 million.  Through July 3, 2004, the Company had repurchased all of the common stock approved for repurchase under the $100.0 million program and $23.0 million of the $250.0 million of common stock approved for repurchase under the current program.  As of July 3, 2004, the Company held approximately 144 thousand shares of treasury stock in conjunction with the stock repurchase program and approximately 27 thousand shares as of April 3, 2004.

7.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
(In thousands)	July 3, 2004	June 28, 2003

Net income	$95,252	$46,241
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(41,875)	15,957
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	(214)	(1,039)
Net change in cumulative translation adjustment	(27)	475
Comprehensive income	$53,136	$61,634

The components of accumulated other comprehensive income at July 3, 2004 and April 3, 2004 are as follows:

(In thousands)	July 3, 2004	April 3, 2004

Accumulated unrealized gain on available-for-sale securities, net of tax	$11,286	$53,375
Accumulated cumulative translation adjustment	1,662	1,689
Accumulated other comprehensive income	$12,948	$55,064

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, primarily reflects the decrease in value of the UMC investment since April 3, 2004 (see Note 5).  In addition, the value of the Company’s short-term and long-term investments decreased by $15.0 million during the three months ended July 3, 2004.  In accordance with SFAS 115, the Company decreased the value of the investments by $15.0 million, decreased deferred tax liabilities by $6.0 million and decreased accumulated other comprehensive income by $9.0 million.

8.               Significant Customers

As of July 3, 2004, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 66% and 27% of total accounts receivable, respectively.  Resale of product through Memec accounted for 51% and 48% of worldwide net revenues in the first quarter of fiscal 2005 and 2004, respectively.  Resale of product through Avnet accounted for 27% and 31% of worldwide net revenues in the first quarter of fiscal 2005 and 2004, respectively.  The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

9.               Income Taxes

The Company recorded a tax provision of $28.9 million for the first quarter of fiscal 2005 as compared to $15.4 million in the same prior year period, representing effective tax rates of 23% and 25%, respectively.  When compared to the prior year, the reduction in the effective tax rate in the first quarter of fiscal 2005 is due to relative growth of international profits taxed at lower rates offset by the nondeductibility of the write-off of acquired in-process research and development related to the acquisition of Hier Design Inc. (see Note 13) and the expiration of the research and development tax credit on June 30, 2004.

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

The Company filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  Several issues, including the arm’s length royalty issue discussed below, have been settled with the Appeals Office of the IRS.

In October 2002, the IRS issued a notice of deficiency for fiscal 1999.  The notice of deficiency was based on issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency.

In October 2003, the IRS issued a notice of deficiency for fiscal 2000.  The notice of deficiency was based on issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal 2000 to fiscal 1995.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency.

On April 6, 2004, Xilinx filed a settlement stipulation concerning the arm’s length royalty for the license between the Company and Xilinx Ireland for fiscal years 1996 through 1999.  On April 29, 2004, the Company filed a settlement stipulation concerning the arm’s length royalty for the license between the Company and Xilinx Ireland for fiscal 2000.  The IRS agreed not to increase Xilinx’s taxable income for this issue.  The IRS had asserted increased taxable income of $242.0 million for fiscal years 1996 through 1999 and $57.0 million for fiscal 2000.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would share the cost of stock options in a cost sharing agreement.  The Court has granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant.  The trial for this issue commenced July 14, 2004, and fiscal 1999 has been combined with fiscal years 1997 to 1998.

Xilinx is in discussions with the Appeals Office to resolve and settle the remaining issues, other than the stock option cost sharing issue discussed above.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  The Company believes it has meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

10.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through December 2014.  Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Years ended March 31,	(In thousands)
2005 (remaining nine months)	$5,372
2006	4,622
2007	3,517
2008	2,702
2009	1,990
Thereafter	3,673
$21,876

Most of the Company’s leases contain renewal options.  Net rent expense under all operating leases was approximately $937 thousand and $816 thousand for the three months ended July 3, 2004 and June 28, 2003, respectively.

Other commitments at July 3, 2004 totaled less than $130.0 million and consist of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months.

11.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues and an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and related expense for known product issues were not significant for the first quarter of the prior year.  The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheet, for the three months ended July 3, 2004:

(In thousands)	July 3, 2004
Balance at beginning of period	$5,905
Provision	2,303
Utilized	(4,160)
Balance at end of period	$4,048

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

12.         Contingencies

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to assertions by the IRS that the Company owes additional tax for fiscal 2000 (see Note 9).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company has not yet been required to file its defense and no significant discovery has occurred.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  Rep’tronic S.A. has asked the court to decide at the same time the separate issue of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  A hearing has been set for September 20, 2004.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland.  Xilinx SARL has filed its defense.  No hearing has been set.

The Company has accrued amounts that represent anticipated payments for liability for the Rep’tronic litigation under the provisions of SFAS 5, “Accounting for Contingencies.”

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

13.         Business Combinations

Hier Design Inc.

In June 2004, Xilinx completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance field programmable gate array (FPGA) design.  The acquisition was accounted for under the purchase method of accounting. The total purchase price for HDI was $20.9 million in cash plus $275 thousand of acquisition related costs.  In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of approximately $7.2 million.  In addition, Xilinx recorded approximately $17.3 million of goodwill and other intangible assets, which resulted in amortization expense of approximately $177 thousand in the first quarter of fiscal 2005.  The financial results for HDI are included in the Company’s consolidated results from the date of acquisition.  Pro forma information is not presented due to the immateriality of the operating results of HDI prior to the acquisition.

Following is the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed.  Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

(In thousands)	Amount	Amortization Life
Current assets	$334
Long-term tangible assets	333
Goodwill	7,382
Other intangible assets:
Developed technology	8,797	5 years
Noncompete agreements	704	2.5 years
Patents	417	5 years
Acquired in-process research and development	7,198
Deferred tax liabilities	(3,967)
Total purchase price	$21,198

14.         Goodwill and Other Intangible Assets

As of July 3, 2004 and April 3, 2004, the gross and net amounts of goodwill and of other intangible assets for all acquisitions were as follows:

(In thousands)	July 3, 2004	April 3, 2004	Amortization Life

Goodwill-gross	$170,534	$163,152	3 to 5 years (through fiscal 2002 only)
Less accumulated amortization	51,525	51,525
Goodwill-net	$119,009	$111,627

Noncompete agreements-gross	$24,304	$23,600	2.5 to 3 years
Less accumulated amortization	23,623	23,600
Noncompete agreements-net	681	—

Patents-gross	22,752	22,335	5 to 7 years
Less accumulated amortization	9,204	8,351
Patents-net	13,548	13,984

Miscellaneous intangibles-gross	49,258	40,461	2 to 5 years
Less accumulated amortization	38,172	37,632
Miscellaneous intangibles-net	11,086	2,829

Total other intangible assets-gross	96,314	86,396
Less accumulated amortization	70,999	69,583
Total other intangible assets-net	$25,315	$16,813

Amortization expense for all intangible assets for the first quarter of fiscal 2005 and 2004 was $1.4 million and $3.6 million, respectively. Intangible assets are amortized on a straight-line basis.

Based on the carrying value of other intangible assets recorded at July 3, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangible assets is expected to be as follows: 2005 (remaining nine months) - $5.3 million; 2006 - $6.5 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of financial instruments, which impacts gains and losses on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of impairment of long-lived assets including goodwill and other intangible assets, which impacts their valuation, and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the classification and valuation of deferred tax assets and liabilities recorded on our consolidated balance sheet.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

  Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At July 3, 2004, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $268.0 million and strategic investments in non-marketable equity securities of $21.4 million.  In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments.  When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

  Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Reported information includes product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  Xilinx maintains system controls to validate the data and verify that the reported information is accurate.  The effects of distributor price adjustments are recorded as a reduction to deferred income on shipments to distributors reflecting the amount of gross margin expected to be realized when distributors sell through product purchased from Xilinx.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year.  Revenue from support services is recognized when the service is performed.  Revenue from support products, which includes software and services sales, was less than 10% of net revenues for all of the periods presented.

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

  Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective the beginning of the first quarter of fiscal 2003.  Accordingly, for fiscal 2003 and future years, we no longer amortize goodwill from acquisitions, but we continued to amortize other acquisition-related intangibles.  We expect amortization of acquisition-related intangibles to be approximately $6.7 million for fiscal 2005 compared with $9.8 million for fiscal 2004.

At July 3, 2004, the net book value of all acquisition-related intangibles totaled $144.3 million, comprised of unamortized goodwill of $119.0 million and other acquisition-related intangibles of $25.3 million.  We completed the annual goodwill impairment review during the fourth quarter of fiscal 2004, and found no impairment.  Unless there are indicators of impairment, our next impairment review will be completed in the fourth quarter of fiscal 2005.  To date, no impairment indicators have been identified.

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

In determining income for financial statement purposes, we must make certain estimates and judgments.  These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.  Additionally, we must estimate the amount and likelihood of potential losses arising from audits or deficiency notices issued by taxing authorities.  The taxing authorities’ positions and our assessment can change over time resulting in material impacts on the provision for income taxes in periods when these changes occur.

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of July 3, 2004, we believe that all of our recorded deferred tax assets will ultimately be recovered.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is “more likely than not,” under the provisions of SFAS 109, “Accounting for Income Taxes,” that the tax benefit associated with the deferred tax assets will not be realized.

Results of Operations: First quarter of fiscal 2005 compared to the first quarter of fiscal 2004

The following table sets forth the statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 3, 2004	June 28, 2003

Net Revenues	100.0%	100.0%
Cost of revenues	34.0	39.9

Gross Margin	66.0	60.1
Research and development	17.0	19.0
Selling, general and administrative	19.0	19.8
Amortization of acquisition-related intangibles	0.4	1.1
Litigation settlement and contingency	0.0	2.1
Acquired in-process research and development	1.7	0.0

Operating Income	27.9	18.1
Interest income and other, net	1.4	1.6
Provision for income taxes	6.8	4.9

Net Income	22.5%	14.8%

Net Revenues

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on March 30, 2003, which was the beginning of our fiscal 2004.  New Products include our most recent product offerings and include the Spartan-IIETM, Spartan-3TM, Virtex-IITM, Virtex-II ProTM, Virtex-II EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the XC4000XL, XC4000XLA, XC4000XV, Spartan-IITM, SpartanXLTM, XC9500XL, XC9500XV, CoolRunnerTM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC4000E, XC4000EX and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs – programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues of $423.6 million in the first quarter of fiscal 2005 represented a 35% increase from the comparable prior year period of $313.3 million due to broad based growth from strong customer demand for our New Products into communications, consumer and industrial applications.  Growth in revenues was primarily due to increased unit volumes as prices remained relatively stable.

Net Revenues by Product

Net revenues by product categories for the three-month periods ended July 3, 2004 and June 28, 2003 were as follows:

	Three Months Ended
(In millions)	July 3, 2004	% of Total	% Change	June 28, 2003	% of Total

New Products	$161.6	38	94	$83.3	26
Mainstream Products	191.5	45	14	168.2	54
Base Products	44.1	11	9	40.6	13
Support Products	26.4	6	25	21.2	7
Total Net Revenues	$423.6	100	35	$313.3	100

All product categories grew year over year with our New Products growing at the fastest rate.  The significant increase in New Products revenues was due to the strong market acceptance of these products, primarily Virtex-II, Virtex-II Pro and Spartan-IIE, across a broad base of end markets including communications, networking and digital consumer applications.

The increase in the first quarter of fiscal 2005 for both Mainstream and Base Products was broad based as well.  Most of the product families in these two product categories grew.  In terms of end markets, the growth in Mainstream and Base Products were primarily driven by automotive, digital consumer electronics and communications.  The decrease in the percentage of total net revenues for Mainstream and Base Products during the first quarter of fiscal 2005 was primarily a function of faster relative growth in the New Products.  The growth in Support Products was mostly due to improved market conditions and strength in digital consumer based applications.

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

Net Revenues by Geography

Net revenues by geography for the three-month periods ended July 3, 2004 and June 28, 2003 were as follows:

	Three Months Ended
(In millions)	July 3, 2004	% of Total	% Change	June 28, 2003	% of Total

North America	$178.4	42	32	$135.1	43
Europe	83.6	20	19	70.4	23
Japan	59.9	14	19	50.5	16
APAC/ROW	101.7	24	78	57.3	18
Total Net Revenues	$423.6	100	35	$313.3	100

North America and Asia Pacific/Rest of World (APAC/ROW) were largely responsible for the overall growth, which was primarily driven by continued strength in the networking, consumer and wireless applications.

Similarly, Europe and Japan’s growth was also driven by communications market along with increased demand from digital consumer, industrial and automotive applications.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  We classify our revenue by end market in three categories: Communications; Storage and Servers; and Consumer, Industrial and Other.  Net revenues by end markets for the three-month periods ended July 3, 2004 and June 28, 2003 were as follows:

	Three Months Ended
(% of total net revenues)	July 3, 2004	% Change	June 28, 2003

Communications	53	43	50
Storage and Servers	11	(23)	19
Consumer, Industrial and Other	36	59	31
Total Net Revenues	100	35	100

The robust growth in Communications and Consumer, Industrial and Other end markets in the first quarter of fiscal 2005 compared to the prior year period is a reflection of continued improvement in wired, wireless and networking applications along with wider acceptance of our products into Consumer, Industrial and Other end market.  Growth in these areas more than offset a decline in revenues from Storage and Servers.

The growth in Consumer, Industrial and Other was driven by digital consumer, industrial and defense applications while the weakness in the Storage and Servers was mainly due to some large programs migrating to lower cost alternatives.

We expect the recent downward trend in Storage and Servers to stabilize in the near future.  We also expect the growth momentum in Consumer, Industrial and Other to continue for the near future.

Gross Margin

Gross margin was $279.4 million for the first quarter of fiscal 2005, or 66.0% of net revenues.  Gross margin for the comparable period of fiscal 2004 was $188.2 million or 60.1% of net revenues.  Gross margin percentages for the first quarter of fiscal 2005 benefited from improved yields, improved product mix and lower manufacturing costs.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by migrating wafer technology to 300-millimeter and continuing to improve yields on process technology of 130 nanometers and below.

Sales of inventory previously written off were not material during the first quarter of fiscal 2005 or 2004.

Research and Development

Research and development (R&D) expenses were $71.9 million for the first quarter of fiscal 2005 and $59.5 million for the comparable prior year period.  The increase in R&D expenses over the prior year’s first quarter was primarily related to ramping 90-nanometer process technology and adding resources for next generation products.

We will continue to invest in R&D efforts in a wide variety of areas such as new products, 90-nanometer and more advanced process technologies, IP cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $80.6 million and $62.0 million for the first quarter of fiscal 2005 and 2004, respectively.  The increase in SG&A expenses was primarily attributable to increased commissions associated with higher revenues, tax litigation costs, increased sales resources in key markets and start-up expenses related to our new regional headquarters in Singapore.

Amortization of Acquisition-Related Intangibles

Amortization expense for acquisition-related intangible assets for the three months ended July 3, 2004 was $1.4 million, primarily related to intangible assets arising from the RocketChips’ and Triscend Corporation acquisitions.  Amortization expense for these intangible assets has declined from $3.6 million for the comparable prior year period, due to the complete amortization of certain intangible assets associated with the RocketChips’ acquisition.

Litigation Settlement and Contingency

During the first quarter of fiscal 2004, Xilinx recorded $6.4 million for a litigation settlement with Aldec, Inc. and a contingent liability with Rep’tronic.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of HDI in the first quarter of fiscal 2005, approximately $7.2 million of in-process research and development costs were written off.  The projects identified as in-process would have required additional effort in order to establish technological feasibility.  These projects had identifiable technological risk factors indicating that successful completion, although expected, was not assured.  If an identified project is not successfully completed, there is no alternative future use for the project, therefore, the expected future income will not be realized.  The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

The acquired in-process research and development components consist of hierarchical floorplanning and analysis software for high performance FPGA design.  We plan to sell these products to Xilinx customers, and over time integrate them into Xilinx’s software product suite.  These products were approximately 67% complete at the time of acquisition.  We expect to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $1.1 million.

To determine the value of the in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology.  We expensed these non-recurring charges in the period of acquisition.  See Note 13 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

Investment in United Microelectronics Corporation

At July 3, 2004, the carrying/fair value of our equity investment in UMC shares totaled $268.0 million on the Company’s condensed consolidated balance sheet.  We account for our investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

The following table summarizes the cost basis and carrying/fair values of our investment in UMC:

	July 3, 2004		April 3, 2004
(In millions)	Adjusted Cost	Carrying Value	Adjusted Cost	Carrying Value

Total	$239.0	$268.0	$239.0	$324.0

During the first quarter of fiscal 2005, we decreased the carrying/fair value of our UMC investment by $56.0 million, recognized a deferred tax benefit of $23.0 million and decreased accumulated other comprehensive income by $33.0 million.  These adjustments were made in accordance with SFAS 115.

Interest Income and Other, Net

Interest income and other, net was $5.8 million in the first quarter of fiscal 2005 as compared to $5.0 million in the first quarter of fiscal 2004.  The increase was primarily due to the benefit of higher average cash and investment balances and higher average interest rates, resulting in higher interest income in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  The higher yields for the first quarter of fiscal 2005 were due to generally higher interest rates and switching a larger portion of the investments to longer duration portfolios as well as into taxable instruments.

Provision for Income Taxes

We recorded a tax provision of $28.9 million for the first quarter of fiscal 2005 as compared to $15.4 million in the same prior year period, representing effective tax rates of 23% and 25%, respectively.  When compared to the prior year, the reduction in the effective tax rate in the first quarter of fiscal 2005 was due to relative growth of international profits taxed at lower rates offset by the non-deductibility of the write-off of acquired in-process research and development related to the acquisition of HDI and the expiration of the research and development tax credit on June 30, 2004.

The Company filed petitions with the U.S. Tax Court on March 26, 2001 and January 14, 2003 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1999.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to assertions by the IRS that the Company owed additional tax for fiscal 2000.  See Note 9 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

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

The combination of cash, cash equivalents and short-term and long-term investments at July 3, 2004 and April 3, 2004 totaled $1.6 billion for both periods.

We generated positive cash flows from operations during the first three months of fiscal 2005.  As of July 3, 2004, we had cash, cash equivalents and short-term investments of $646.0 million and working capital of $751.9 million.  Cash provided by operations of $150.6 million for the first three months of fiscal 2005 was $19.2 million higher than the $131.5 million generated during the first three months of fiscal 2004.  The positive cash flow from operations in fiscal 2005 resulted primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and an increase in income taxes payable.  These items were partially offset by an increase in inventories and a decrease in deferred income on shipments to distributors.  Accounts receivable decreased by $40.9 million from the levels at April 3, 2004, primarily due to better linearity of shipments to distributors during the quarter ended July 3, 2004 as compared to the quarter ended April 3, 2004.  Days sales outstanding decreased from 56 days at April 3, 2004 to 45 days at July 3, 2004.  Accounts payable increased $7.0 million due to increased purchases of inventory.  Our inventory levels were $40.4 million higher at the end of the first quarter of fiscal 2005 compared to April 3, 2004.  The increase was primarily due to improved yields giving us more units per wafer and shorter foundry cycle times increasing our wafer receipts above our forecast.  Deferred income on shipments to distributors were $15.1 million lower at July 3, 2004 compared to April 3, 2004 due to the change in the margin mix of the channel inventories.

Net cash used in investing activities of $193.9 million during the first three months of fiscal 2005 included net purchases of available-for-sale securities of $158.5 million, $16.8 million for purchases of property, plant and equipment and $18.6 million for the acquisition of HDI.  Net cash used in investing activities of $6.1 million during the first three months of fiscal 2004 included $8.6 million for purchases of property, plant and equipment offset by net proceeds of $2.5 million from the sale or maturity of available-for-sale securities.

Net cash used in financing activities was $37.7 million in the first three months of fiscal 2005 and consisted of $30.4 million for the acquisition of treasury stock and $17.4 million for dividend payme`nts to stockholders.  In April 2004, our Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which was paid in June 2004.  These items were partially offset by $10.1 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2004 period, net cash provided by financing activities of $4.0 million consisted of $13.4 million of proceeds from the issuance of common stock under employee stock plans, partially offset by $9.4 million for the acquisition of treasury stock.

Stockholders’ equity increased $21.9 million during the first three months of fiscal 2005.  The increase was attributable to the $95.3 million in net income for the three months ended July 3, 2004, the issuance of common stock under employee stock plans of $9.4 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $7.6 million and by $400 thousand from the amortization of deferred compensation related to the RocketChips acquisition.  The increase was partially offset by $42.1 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC, $31.3 million for the acquisition of treasury stock and $17.4 million for dividends paid to stockholders.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014.  See Note 10 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of July 3, 2004.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of July 3, 2004, we had less than $130.0 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months.

Off-Balance-Sheet Arrangements

As of July 3, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 22, 2004, the Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which was paid on June 2, 2004 to stockholders of record at the close of business on May 12, 2004.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.  However, the factors affecting future results discussed below could affect our cash positions adversely.  We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.  We may use available cash or other sources of funding for such purposes.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  All of our employees participate in the plan.

Employee and Executive Option Grants
 Year-to-Date as of July 3, 2004 and Full Year Fiscal 2004 and 2003

	2005 YTD	2004	2003
Net grants during the period as a% of outstanding shares	2.1%	2.8%	1.4%
Grants to listed officers during the period as a % of total options granted	8.9%	7.2%	8.0%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.2%	0.1%
Cumulative options held by listed officers as a % of total outstanding options	11.3%	11.5%	13.8%

Listed officers for fiscal 2005 are those listed in our 2004 proxy statement dated June 4, 2004, defined as our Chief Executive Officer and each of the four other most highly compensated executive officers.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ National Market.  See the “Report Of The Compensation Committee of the Board of Directors for Fiscal Year 2004” appearing in the Company’s 2004 proxy statement dated June 4, 2004 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
March 29, 2003	23,633	57,911	$25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	26.43
Exercised	—	(8,162)	10.07
Forfeited	1,340	(1,340)	39.36
April 3, 2004	28,707	58,123	27.13
Additional shares reserved	13,560	—	—
Granted	(7,624)	7,624	39.49
Exercised	—	(1,005)	9.30
Forfeited	297	(297)	39.70
July 3, 2004	34,940	64,445	$28.81

During the first three months of fiscal 2005, we granted options to purchase approximately 7.6 million shares of our stock to our employees.  The net options granted after forfeitures represented 2.1% of our total outstanding shares of approximately 347 million as of the beginning of fiscal 2005.  For additional information about our employee stock option plan activity for fiscal years 2002 through 2004, please refer to the Company’s Form 10-K for the fiscal year ended April 3, 2004.

In-the-Money and Out-of-the-Money Option Information

As of July 3, 2004

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	28,484	6,876	35,360	$15.78
Out-of-the-Money (1)	16,407	12,678	29,085	$44.64
Total Options Outstanding	44,891	19,554	64,445	$28.81

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $31.53 per share at July 3, 2004.

As of July 3, 2004, the total outstanding options held by listed officers amounted to 11.3% of the approximately 64.4 million outstanding options held by all employees.

Options Granted to Listed Officers

Year-to-Date as of July 3, 2004

Individual Grants

	Number of Securities Underlying Options Per Grant	% of Total Options Granted to Employees Year-to-Date	Exercise of Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Willem P. Roelandts	300,000	3.9%	$40.11	04/05/14	$7,567,489	$19,177,503
Richard W. Sevcik	130,000	1.7%	$40.11	04/05/14	$3,279,245	$8,310,251
Kris Chellam	100,000	1.3%	$40.11	04/05/14	$2,522,496	$6,392,501
Steven D. Haynes	100,000	1.3%	$40.11	04/05/14	$2,522,496	$6,392,501
Sandeep Vij	50,000	0.7%	$40.11	04/05/14	$1,261,248	$3,196,251

 (1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first three months of fiscal 2005, options granted to the listed officers amounted to 8.9% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2004 proxy statement dated June 4, 2004.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date As of July 3, 2004

Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at July 3, 2004		Value of Unexcercised In-the- Money Options at July 3, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	50,000	$1,422,220	5,744,359	1,544,790	$85,140,717	$3,896,883

 (1) These amounts represent the difference between the exercise price and $31.53, the market price of Xilinx stock at July 3, 2004, for all the in-the-money options held by the listed officers.

Information as of July 3, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	13,084,077	$9.17	0
1997 Stock Plan	51,019,091	$33.93	32,748,000
1990 Employee Stock Purchase Plan	N/A	N/A	3,990,164
Total-Approved Plans	64,103,168	$28.88	36,738,164
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	8,000	$38.48	2,192,000
Total-All Plans	64,111,168	$28.88	38,930,164

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807,000 options were assumed by the Company.  Of this amount, a total of 333,820 options, with an average weighted exercise price of $15.20, remained outstanding as of July 3, 2004.  These options are excluded from the above table.

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

•                  limited visibility of demand for products, especially new products;

•                  reduced capital spending by our customers;

•                  weaker demand for our products or those of our customers due to a prolonged period of economic uncertainty;

•                  excess inventory at Xilinx and within the supply chain including overbuilding of original equipment manufacturer (OEM) products;

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

•                  major customers converting to application specific integrated circuit (ASIC) designs from Xilinx’s programmable logic devices (PLDs);

•                  erosion of average selling prices;

•                  timely introduction of new products;

Technology

•                  lower gross margins due to product mix shifts and reduced manufacturing efficiency improvements;

•                  failure to retain or attract specialized technical/management personnel;

•                  timely execution of new manufacturing technologies;

•                  ability to safeguard the Company’s products from competitors by means of patents and other intellectual property protections;

•                  impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others;

•                  ability to successfully manage multi-fab relationships;

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

Our financial condition and results of operations are becoming increasingly dependent on the global economy.  Any instability in worldwide economic environments, such as experienced after the terrorist attacks on September 11,

2001, could lead to a contraction of capital spending by our customers.  Additional risks to us include U.S. military actions, U.S. government spending on military and defense activities, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods.  Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

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

Dependence on Independent Manufacturers and Subcontractors

During fiscal 2004, all of our wafers were manufactured in Taiwan by UMC, in Japan by Seiko and in the United States by IBM.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies over 70% of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

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

Competition

Our PLDs compete in the logic industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice), from the ASIC market, which has been ongoing since the inception of FPGAs, and from new companies that may enter the traditional programmable logic market segment.  We believe that important competitive factors in the logic industry include:

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

•                  high-speed, low-density complex programmable logic devices (CPLDs);

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

In conjunction with Xilinx’s settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement for many of each company’s patents.

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

Litigation

See Part II, Item 1.  “Legal Proceedings.”

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at July 3, 2004 and June 28, 2003 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $15.0 million for each fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled.  Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations as they are incurred.  We did not execute material hedge transactions during the first quarter of fiscal 2004 and 2005.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 3, 2004 and June 28, 2003 would not materially affect our financial position or results of operations.

Our investment in UMC consists of shares, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115.  The market value of our investment in UMC was approximately $268.0 million at July 3, 2004 as compared to our adjusted cost basis of approximately $239.0 million.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q (Controls Evaluation Date), under the supervision and with the participation of management, including our CEO and CFO.  Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

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

We filed a petition with the U.S. Tax Court on March 26, 2001, in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 1998.  Several issues, including the arm’s length royalty issue discussed below, have been settled with the Appeals Office of the IRS.

In October 2002, the IRS issued a notice of deficiency for fiscal 1999.  The notice of deficiency was based on issues that were also asserted in the previous notice of deficiency for fiscal years 1996 through 1998.  On January 14, 2003, the Company filed a petition with the U.S. Tax Court in response to the October 2002 notice of deficiency.

In October 2003, the IRS issued a notice of deficiency for fiscal 2000.  The notice of deficiency was based on issues that were also asserted in the previous notices of deficiency for fiscal years 1996 through 1999.  In addition, the IRS disallowed a carryback of general business credits from fiscal 2000 to fiscal 1995.  The Company filed a petition with the U.S. Tax Court on January 16, 2004, in response to the October 2003 notice of deficiency.

On April 6, 2004, we filed a settlement stipulation concerning the arm’s length royalty for the license between the Company and Xilinx Ireland for fiscal years 1996 through 1999. On April 29, 2004, we filed a settlement stipulation concerning the arm’s length royalty for the license between the Company and Xilinx Ireland for fiscal 2000.  The IRS agreed not to increase Xilinx’s taxable income for this issue.  The IRS had asserted increased taxable income of $242.0 million for fiscal years 1996 through 1999 and $57.0 million for fiscal 2000.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  The order stated that evidence is necessary to establish whether the stock options are a cost related to research and development and to determine whether unrelated parties would share the cost of stock options in a cost sharing agreement.  The Court has granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant.  The trial for this issue commenced July 14, 2004, and fiscal 1999 has been combined with the fiscal years 1997 to 1998.

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

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company has not yet been required to file its defense and no significant discovery has occurred.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  Rep’tronic S.A. has asked the court to decide at the same time the separate issue of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  A hearing has been set for September 20, 2004.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland.  Xilinx SARL has filed its defense.  No hearing has been set.

The Company has accrued amounts that represent anticipated payments for liability for the Rep’tronic litigation under the provisions of SFAS 5.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the first fiscal quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 4 through
May 8, 2004	259,600	$37.19	259,600	$248,853,000

May 9 through
June 5, 2004	311,700	$35.02	311,700	$237,945,000

June 6 through
July 3, 2004	323,100	$33.82	323,100	$227,041,000

Total for the Quarter	894,400	$35.34	894,400

During the quarter ended July 3, 2004, the Company completed its $100.0 million repurchase program announced on June 14, 2002.  On April 22, 2004, the Company announced a new repurchase program of up to an additional $250.0 million of common stock.  Through July 3, 2004, the Company had repurchased $23.0 million of the $250.0 million approved for repurchase under the current program.  These share repurchase programs have no stated expiration date.

Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)             Reports on Form 8-K

On April 9, 2004, Xilinx filed a report on Form 8-K relating to the stipulation of settlement by the IRS, as presented in a press release dated April 7, 2004.

On April 22, 2004, Xilinx furnished a report on Form 8-K relating to its financial information for both the fiscal quarter ended and fiscal year ended April 3, 2004, as presented in a press release dated April 22, 2004.

On April 22, 2004, Xilinx furnished a report on Form 8-K relating to its declaration of a quarterly dividend and the authorization by the Board of Directors of the repurchase of up to an additional $250.0 million of its common stock, as presented in a press release dated April 22, 2004.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 6, 2004	/s/ Kris Chellam
Kris Chellam
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)