Form 10-Q
period 2004-10-02
XILINX INC
filed 2004-11-05
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004 or

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒       No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at October 27, 2004

Common Stock, $.01 par value	348,312,983

Part I.                                                              Financial Information

Item 1.  Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Net revenues	$403,277	$315,547	$826,860	$628,834

Costs and expenses:
Cost of revenues	145,024	122,897	289,187	247,996
Research and development	78,135	59,286	150,058	118,828
Selling, general and administrative	77,086	60,833	157,676	122,846
Amortization of acquisition-related intangibles	1,757	3,535	3,159	7,070
Litigation settlement and contingency	—	—	—	6,400
Write-off of acquired in-process research and development	—	—	7,198	—

Total costs and expenses	302,002	246,551	607,278	503,140

Operating income	101,275	68,996	219,582	125,694

Interest income and other, net	7,323	6,217	13,164	11,174

Income before income taxes	108,598	75,213	232,746	136,868

Provision for income taxes	22,389	18,803	51,285	34,217

Net income	$86,209	$56,410	$181,461	$102,651

Net income per common share:
Basic	$0.25	$0.17	$0.52	$0.30
Diluted	$0.24	$0.16	$0.51	$0.29

Cash dividends declared per common share	$0.05	$—	$0.10	$—

Shares used in per share calculations:
Basic	347,859	341,295	347,350	340,233
Diluted	357,832	353,366	358,882	352,317

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	October 2, 2004	April 3, 2004
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$287,548	$337,343
Short-term investments	381,786	461,617
Accounts receivable, net	202,511	248,956
Inventories	188,412	102,454
Deferred tax assets	74,418	90,386
Prepaid expenses and other current assets	52,442	60,796
Total current assets	1,187,117	1,301,552

Property, plant and equipment, at cost	608,544	581,735
Accumulated depreciation and amortization	(269,703)	(246,621)
Net property, plant and equipment	338,841	335,114
Long-term investments	997,550	767,671
Investment in United Microelectronics Corp.	244,597	324,026
Goodwill	119,009	111,627
Acquisition-related intangibles, net	23,544	16,813
Other assets	80,010	80,670
Total Assets	$2,990,668	$2,937,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,052	$77,936
Accrued payroll and related liabilities	61,080	54,607
Income taxes payable	43,317	60,430
Deferred income on shipments to distributors	126,733	150,979
Other accrued liabilities	35,374	37,178
Total current liabilities	358,556	381,130

Deferred tax liabilities Commitments and contingencies	70,271	73,281

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,483	3,470
Additional paid-in capital	888,047	903,991
Retained earnings	1,667,622	1,521,568
Treasury stock, at cost	(2,313)	(1,031)
Accumulated other comprehensive income	5,002	55,064
Total stockholders’ equity	2,561,841	2,483,062
Total Liabilities and Stockholders’ Equity	$2,990,668	$2,937,473

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	October 2, 2004	Sept. 27, 2003

Cash flows from operating activities:
Net income	$181,461	$102,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,000	36,928
Amortization of deferred compensation	611	2,299
Write-off of acquired in-process research and development	7,198	—
Net gain on sale of available-for-sale securities	(485)	(4,237)
Litigation settlement and contingency	—	6,400
Tax benefit from exercise of stock options	14,084	20,048
Changes in assets and liabilities:
Accounts receivable, net	46,751	29,667
Inventories	(85,958)	1,567
Deferred income taxes	3,263	(3,026)
Prepaid expenses and other current assets	10,236	(9,336)
Other assets	(445)	6,583
Accounts payable	13,509	6,075
Accrued liabilities	1,644	(4,434)
Income taxes payable	20,548	5,837
Deferred income on shipments to distributors	(23,942)	(10,023)
Total adjustments	38,014	84,348
Net cash provided by operating activities	219,475	186,999

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,532,214)	(1,276,710)
Proceeds from sale or maturity of available-for-sale securities	1,377,793	1,235,507
Purchases of property, plant and equipment	(29,410)	(17,306)
Acquisition of business, net of cash acquired	(18,636)	—
Net cash used in investing activities	(202,467)	(58,509)

Cash flows from financing activities:
Acquisition of treasury stock	(66,054)	(23,515)
Proceeds from issuance of common stock	34,000	40,136
Payment of dividends to stockholders	(34,749)	—
Net cash provided by (used in) financing activities	(66,803)	16,621

Net increase (decrease) in cash and cash equivalents	(49,795)	145,111

Cash and cash equivalents at beginning of period	337,343	213,995

Cash and cash equivalents at end of period	$287,548	$359,106

Supplemental schedule of non-cash activities:
Issuance of treasury stock	$65,603	$22,004

Supplemental disclosure of cash flow information:
Income taxes paid	$12,519	$10,887

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2005 will be a 52-week year ending on April 2, 2005.  Fiscal 2004, which ended on April 3, 2004 was a 53-week fiscal year.  The quarters ended October 2, 2004 and September 27, 2003 each included 13 weeks.

2.               Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004.  The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

In June 2004, the FASB issued EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004.  The Company does not expect the adoption of EITF 02-14 to have a material impact on its financial condition or results of operations.

3.               Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, using the intrinsic value method.  In addition, the Company has adopted the disclosure requirements related to its stock plans according to FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Net income as reported	$86,209	$56,410	$181,461	$102,651

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(26,123)	(23,216)	(57,634)	(48,696)

Pro forma net income	$60,086	$33,194	$123,827	$53,955

Net income per share:
Basic-as reported	$0.25	$0.17	$0.52	$0.30

Basic-pro forma	$0.17	$0.10	$0.36	$0.16

Diluted-as reported	$0.24	$0.16	$0.51	$0.29

Diluted-pro forma	$0.17	$0.09	$0.35	$0.15

The fair values of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Calculated under SFAS 123, the per share weighted-average fair value of stock options granted during the second quarter of fiscal 2005 was $12.20 ($12.72 for the second quarter of fiscal 2004) and for the first six months of fiscal 2005 was $17.28 ($12.72 for the first six months of fiscal 2004).  The fair value of stock options granted in fiscal 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Expected life of options (years)	4.70	4.00	4.60	4.00
Expected stock price volatility	0.50	0.70	0.54	0.70
Risk-free interest rate	3.4%	2.5%	3.5%	2.5%
Dividend yield	0.7%	0.0%	0.7%	0.0%

Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each fiscal year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the second quarter of fiscal 2005 and 2004 were $12.04 and $8.18, respectively.  The fair value of stock purchase plan rights granted in the second quarter of fiscal 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	2005	2004
Expected life of options (years)	0.50	0.50
Expected stock price volatility	0.37	0.65
Risk-free interest rate	1.4%	1.1%
Dividend yield	0.7%	0.0%

Under the Stock Purchase Plan, employees purchased 934 thousand shares for $15.0 million in the second quarter of fiscal 2005 and 769 thousand shares for $11.9 million in the second quarter of fiscal 2004.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2005.  At October 2, 2004, 3.1 million shares were available for future issuance out of 27.5 million shares authorized.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed SFAS 123R).  The proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The proposed SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans.  The FASB is expected to issue a final pronouncement by December 31, 2004.  It is currently anticipated that the new standard will become effective for public companies for periods beginning after June 15, 2005.  The Company would be required to implement the proposed standard no later than the quarter that begins July 3, 2005.  The Company is currently evaluating option valuation methodologies and assumptions in regards to the proposed SFAS 123R relating to employee stock options.  Current estimates of option and purchase right values using the Black Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final pronouncement.

4.               Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share.  The total shares used in the denominator of the diluted net income per share calculation includes 10.0 million and 11.5 million common equivalent shares attributable to outstanding stock options for the second quarter and first six months of fiscal 2005, respectively, that are not included in basic net income per share.  For both the second quarter and the first half of fiscal 2004, the total shares used in the denominator of the diluted net income per share calculation includes 12.1 million common equivalent shares attributable to outstanding stock options.

Outstanding out-of-the-money stock options to purchase approximately 30.2 million and 28.8 million shares, for the second quarter and first six months of fiscal 2005, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation from diluted net income per share as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.  For the second quarter and first half of fiscal 2004, respectively, 21.5 million and 21.6 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following at the end of each period:

(In thousands)	Oct. 2, 2004	April 3, 2004

Raw materials	$9,346	$8,651
Work-in-process	119,544	54,633
Finished goods	59,522	39,170
	$188,412	$102,454

6.               Investment in United Microelectronics Corporation

At October 2, 2004, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) shares totaled $244.6 million on the Company’s condensed consolidated balance sheet.  During the second quarter of fiscal 2005, UMC declared an 8% annual stock dividend distribution which increased the Company’s investment by approximately 29 million shares.  These additional shares increased the Company’s total investment holdings from approximately 367 million shares at April 3, 2004, to approximately 396 million shares at October 2, 2004 and decreased the related per share price of the UMC shares.  The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	Oct. 2, 2004		April 3, 2004
(In millions)	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

Total	$239.0	$244.6	$239.0	$324.0

During the first six months of fiscal 2005, the fair value of the UMC investment decreased by $79.4 million resulting in a deferred tax benefit of $32.5 million and a reduction of accumulated other comprehensive income of $46.9 million.  The fair value of the Company’s total UMC investment decreased by $23.4 million during the quarter ended October 2, 2004.  These adjustments were made in accordance with SFAS 115.

7.               Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. In April 2004, the Board authorized the repurchase of up to $250.0 million of common stock.  This share repurchase program has no stated expiration date.  During the quarter ended October 2, 2004, the Company repurchased a total of 1.3 million shares of common stock for $35.6 million.  During the six months ended October 2, 2004, 2.1 million shares of common stock were repurchased for $66.9 million.  Through October 2, 2004, the Company had repurchased $58.6 million of the $250.0 million of common stock approved for repurchase under the current program.  As of October 2, 2004, the Company held approximately 85 thousand shares of treasury stock in conjunction with the stock repurchase program and approximately 27 thousand shares as of April 3, 2004.

8.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Net income	$86,209	$56,410	$181,461	$102,651
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(7,500)	30,897	(49,375)	46,854
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in net income	(189)	(1,106)	(403)	(2,145)
Net change in cumulative translation adjustment	(257)	(334)	(284)	141
Comprehensive income	$78,263	$85,867	$131,399	$147,501

The components of accumulated other comprehensive income at October 2, 2004 and April 3, 2004 are as follows:

(In thousands)	October 2, 2004	April 3, 2004

Accumulated unrealized gain on available-for-sale securities, net of tax	$3,597	$53,375
Accumulated cumulative translation adjustment	1,405	1,689
Accumulated other comprehensive income	$5,002	$55,064

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, primarily reflects the decrease in value of the UMC investment since April 3, 2004 (see Note 6).  In addition, the value of the Company’s short-term and long-term investments decreased by $4.9 million during the six months ended October 2, 2004.  In accordance with SFAS 115, the Company recorded the decrease in the value of the investments of $4.9 million, decreased deferred tax liabilities by $2.0 million and decreased accumulated other comprehensive income by $2.9 million.

9.               Significant Customers

As of October 2, 2004, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 56% and 30% of total accounts receivable, respectively.  Resale of product through Memec accounted for 48% and 46% of worldwide net revenues in the second quarters of fiscal 2005 and 2004, respectively, and 50% and 47% in the first six months of fiscal 2005 and 2004, respectively.  Resale of product through Avnet accounted for 27% and 32% of worldwide net revenues in the second quarters of fiscal 2005 and 2004, respectively, and 27% and 31% in the first six months of fiscal 2005 and 2004, respectively.  The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

10.         Income Taxes

The Company recorded tax provisions of $22.4 million and $51.3 million for the second quarter and first six months of fiscal 2005, respectively, representing effective tax rates of 21% and 22%, respectively.  The Company recorded tax provisions of $18.8 million and $34.2 million for the second quarter and first six months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  When compared to the prior year, the reduction in the effective tax rate in the first six months of fiscal 2005 was due to relative growth of international profits taxed at lower rates and a tax benefit related to a stipulation agreement with the Internal Revenue Service (IRS) for fiscal years 1996 to 2000.  These favorable factors were partially offset by the nondeductibility of the write-off of acquired in-process research and development related to the acquisition of Hier Design Inc. in the first quarter of fiscal 2005 (see Note 14) and the expiration of the research and development tax credit on June 30, 2004.

The IRS has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001.  To date, several issues have been settled with the Appeals Office of the IRS.  As of October 2, 2004, unresolved issues asserted by the IRS total $12.6 million in additional taxes due, including penalties, and a reduction of net operating loss carryforwards of $49.4 million.

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

On October 1, 2004, Xilinx filed a settlement stipulation concerning the remaining issues for 1996 through 1998, other than the stock option cost sharing issue.  Xilinx agreed to increased taxable income of $9.2 million for the three years and the IRS agreed that penalties were not applicable.  Sufficient taxes were provided for this liability in prior years.  Xilinx also filed stipulations for 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  In June 2004, the Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant.  The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal years 1997 to 1998.  Post-trial briefs are due November 19, 2004.

Xilinx is in discussions with the Appeals Office to resolve and settle the remaining issues for 1999, 2000 and 2001 other than the stock option cost sharing issue discussed above.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  The Company believes it has meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

11.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through December 2014.  Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Years ending March 31,	(In thousands)
2005 (remaining six months)	$3,627
2006	5,922
2007	3,529
2008	2,714
2009	2,001
Thereafter	3,867
$21,660

Most of the Company’s leases contain renewal options.  Net rent expense under all operating leases was approximately $988 thousand and $1.9 million for the three and six months ended October 2, 2004, respectively.  Net rent expense for the three and six months ended September 27, 2003 was approximately $862 thousand and $1.7 million, respectively.

Other commitments at October 2, 2004 totaled less than $100.0 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months.

12.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for warranty accrual and related expense for known product issues. The warranty accrual and related expense for known product issues were not significant for the first six months of the prior year.  The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheet, for the six months ended October 2, 2004:

(In thousands)	Oct. 2, 2004

Balance at beginning of period	$5,905
Provision	2,955
Utilized	(6,885)
Balance at end of period	$1,975

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

13.         Contingencies

The Company filed petitions with the U.S. Tax Court on March 26, 2001, January 14, 2003 and January 16, 2004 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 2000 (see Note 10).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company is required to file its defense in each case on or about November 22, 2004.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  Rep’tronic S.A. has asked the court to decide at the same time the separate issue of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  The hearing on this matter has been postponed until October 2005.

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

14.         Business Combinations

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

15.         Goodwill and Acquisition-Related Intangibles

As of October 2, 2004 and April 3, 2004, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	October 2, 2004	April 3, 2004	Amortization Life

Goodwill-gross	$170,534	$163,152	3 to 5 years (through fiscal 2002 only)
Less accumulated amortization	51,525	51,525
Goodwill-net	$119,009	$111,627

Noncompete agreements-gross	$24,304	$23,600	2.5 to 3 years
Less accumulated amortization	23,694	23,600
Noncompete agreements-net	610	—

Patents-gross	22,752	22,335	5 to 7 years
Less accumulated amortization	10.070	8,351
Patents-net	12,682	13,984

Miscellaneous intangibles-gross	49,258	40,461	2 to 5 years
Less accumulated amortization	39,006	37,632
Miscellaneous intangibles-net	10,252	2,829

Total acquisition-related intangibles-gross	96,314	86,396
Less accumulated amortization	72,770	69,583
Total acquisition-related intangibles-net	$23,544	$16,813

Amortization expense for all intangible assets for the three and six months ended October 2, 2004 was $1.8 million and $3.2 million, respectively.  For the three and six months ended September 27, 2003, amortization expense for all intangible assets was $3.6 million and $7.1 million, respectively.  Intangible assets are amortized on a straight-line basis.

Based on the carrying value of acquisition-related intangibles recorded at October 2, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2005 (remaining six months) - $3.5 million; 2006 - $6.5 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

16.         Subsequent Event

On October 4, 2004, President Bush signed the Working Families Tax Relief Act of 2004 into law. That act included an extension of the Research and Development Tax Credit to December 31, 2005.

The impact from the extension of the Credit will be recognized in the Company’s fiscal quarter ending January 1, 2005. The Company expects this change in law to result in only a minor reduction to its effective tax rate.

Additionally, on October 22, 2004, the President signed into law the American Jobs Creation Act of 2004.  The Company is in the early stages of reviewing and evaluating this legislation to determine if any appropriate actions will be required in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this Management’s Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Factors Affecting Future Results” and elsewhere in this document.  Forward looking statements can often be identified by the use of forward looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” or other similar words.  We disclaim any responsibility to update any forward-looking statement provided in this document.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of financial instruments, which impacts gains and losses on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; valuation of inventories, which impacts cost of revenues and gross margin; the assessment of impairment of long-lived assets including goodwill and acquisition-related intangibles, which impacts their valuation, and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the classification and valuation of deferred tax assets and liabilities recorded on our consolidated balance sheet.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At October 2, 2004, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $244.6 million and strategic investments in non-marketable equity securities of $21.4 million.  In determining if and when a decline in market value below adjusted cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments.  When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

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

Valuation of Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value).  The Company reviews and sets standard costs quarterly at current manufacturing costs in order to approximate actual costs.  The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes. Given the cyclicality of the market, the obsolescence of technology and product life cycles, the Company writes down inventory based on backlog, forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  In addition, backlog is subject to revisions, cancellations and rescheduling.  Actual demand may differ from forecasted demand and such differences may have a material effect on the Company’s gross margins.

Impairment of Long-Lived Assets Including Goodwill and Acquisition-Related Intangibles

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

At October 2, 2004, the net book value of all acquisition-related intangibles totaled $142.6 million, comprised of unamortized goodwill of $119.0 million and other acquisition-related intangibles of $23.6 million.  We completed the annual goodwill impairment review during the fourth quarter of fiscal 2004, and found no impairment.  Unless there are indicators of impairment, our next impairment review will be completed in the fourth quarter of fiscal 2005.  To date, no impairment indicators have been identified.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of October 2, 2004, we believe that all of our recorded deferred tax assets will ultimately be recovered.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is “more likely than not,” under the provisions of SFAS 109, “Accounting for Income Taxes,” that the tax benefit associated with the deferred tax assets will not be realized.

Results of Operations: Second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004

The following table sets forth the statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.0	38.9	35.0	39.4

Gross Margin	64.0	61.1	65.0	60.6
Research and development	19.4	18.8	18.1	18.9
Selling, general and administrative	19.1	19.3	19.1	19.6
Amortization of acquisition-related intangibles	0.4	1.1	0.4	1.1
Litigation settlement and contingency	0.0	0.0	0.0	1.0
Acquired in-process research and development	0.0	0.0	0.9	0.0

Operating Income	25.1	21.9	26.5	20.0
Interest income and other, net	1.8	2.0	1.6	1.8

Income Before Income Taxes	26.9	23.9	28.1	21.8
Provision for income taxes	5.5	6.0	6.2	5.5

Net Income	21.4%	17.9%	21.9%	16.3%

Net Revenues

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005.  Amounts for the prior periods presented have been reclassified to conform to the new categorization.

New Products include our most recent product offerings and include the Spartan-IIETM, Spartan-3TM, Virtex-II ProTM, Virtex-4TM, EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the CoolRunnerTM Spartan-IITM, SpartanXLTM,  Virtex-IITM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs – programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues of $403.3 million in the second quarter of fiscal 2005 represented a 28% increase from the comparable prior year period of $315.5 million.  Net revenues for the first six months of fiscal 2005 were $826.9 million, a 32% increase from the prior year comparable period of $628.8 million.

The increase in net revenues was due to strong customer demand for our New Products into communications, consumer and industrial applications.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

Net revenues by product categories for the three and six-month periods ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	Oct. 2, 2004	Sept. 27, 2003	% Change	Oct. 2, 2004	Sept. 27, 2003	% Change

New Products	$70.3	$18.2	286	$119.2	$29.0	310
Mainstream Products	235.9	207.1	14	501.1	414.8	21
Base Products	70.5	68.2	3	153.5	141.8	8
Support Products	26.6	22.0	21	53.1	43.2	23
Total Net Revenues	$403.3	$315.5	28	$826.9	$628.8	32

All product categories grew year over year with our New Products growing at the fastest rate.  New Products represented 17% and 14% of total net revenues in the second quarter and first six months of fiscal 2005 compared to 6% and 5% in the prior year periods, respectively.  The significant increase in New Products revenues was due to the strong market acceptance of these products, primarily Virtex-II Pro, Spartan-IIE and Spartan-3, across a broad base of end markets including telecommunications, networking and digital consumer applications.

Mainstream Products represented 59% and 61% of total net revenues in the second quarter and first six months of fiscal 2005, respectively, compared to 66% in both of the prior year periods.  Base Products represented 17% and 19% of total net revenues in the second quarter and first six months of fiscal 2005 compared to 21% and 22% in the prior year periods, respectively.  The increase in the second quarter and first six months of fiscal 2005 for Mainstream Products was driven by communications, digital consumer electronics and automotive end markets.  The decrease in the percentage of total net revenues for Mainstream and Base Products during the second quarter and first six months of fiscal 2005 was predominantly a function of faster relative growth in New Products.  The growth in Support Products was mainly attributable to improved market conditions and strength in New Products.

Net Revenues by Geography

Geographic revenue information in this section is based on the shipment location.  Net revenues by geography for the three and six-month periods ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	Oct. 2, 2004	Sept. 27, 2003	% Change	Oct. 2, 2004	Sept. 27, 2003	% Change

North America	$169.4	$138.9	22	$347.8	$274.0	27
Europe	86.2	59.3	45	169.8	129.8	31
Japan	60.8	44.3	37	120.7	94.7	27
APAC/ROW	86.9	73.0	19	188.6	130.3	45
Total Net Revenues	$403.3	$315.5	28	$826.9	$628.8	32

For the second quarter and first six months of fiscal 2005, North America, Europe, Japan and Asia Pacific/Rest of World (APAC/ROW) represented 42%, 21%, 15% and 22% of net revenues, respectively, and 42%, 20%, 15% and 23%, respectively.  Net revenues for North America, Europe, Japan and APAC/ROW for the second quarter and first six months of fiscal 2004 were 44%, 19%, 14% and 23%, respectively, and 43%, 21%, 15% and 21%, respectively.

Contrary to the normal seasonal pattern, Europe led the growth in the second quarter of fiscal 2005 compared to the prior year period driven by broad based growth from most of our end markets.  Revenue growth in the second quarter and first six months of fiscal 2005 for North America and Japan was due to improved conditions in the communications market with Japan also displaying strength in the digital consumer market.

APAC/ROW growth for both the second quarter and first six months of fiscal 2005 was primarily driven by continued strength in the networking, consumer and wireless applications.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  We classify our net revenues by end markets in three categories: Communications, Storage and Servers, and Consumer, Industrial and Other.  Net revenues by end markets for the three and six-month periods ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 2, 2004	Sept. 27, 2003	% Change	Oct. 2, 2004	Sept. 27, 2003	% Change

Communications	53%	49%	39	53%	49%	41
Storage and Servers	13	21	(23)	12	20	(23)
Consumer, Industrial and Other	34	30	45	35	31	52
Total Net Revenues	100%	100%	28	100%	100%	32

For the second quarter and first six months of fiscal 2005 compared to the same prior year periods, growth in Communications and Consumer, Industrial and Other end markets was due to strength in wired, wireless and networking applications in the Communications end market along with wider acceptance of our products into the Consumer, Industrial and Other end market.  The growth in Consumer, Industrial and Other was driven by digital consumer, industrial, automotive and defense applications.  The growth momentum of Communications and Consumer, Industrial and Other end markets was evident in the percentage growth as well as higher total percentage of net revenues.  The weakness in Storage and Servers was mainly due to some large programs migrating to lower cost alternatives.

Gross Margin

Gross margin was $258.3 million and $537.7 million for the second quarter and first six months of fiscal 2005, or 64.0% and 65.0% of net revenues, respectively.  Gross margin for the comparable periods of fiscal 2004 was $192.7 million and $380.8 million, or 61.1% and 60.6% of net revenues, respectively.  Gross margin percentages for the second quarter and first half of fiscal 2005 benefited from improved yields across New and Mainstream Products and lower other manufacturing costs.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on process technology of 130 nanometers and below.

Sales of inventory previously written off were not material during the first or second quarters of fiscal 2005 or 2004.

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

Research and Development

Research and development (R&D) expenses were $78.1 million and $150.1 million for the second quarter and first six months of fiscal 2005, respectively.  R&D expenses were $59.3 million and $118.8 million for the comparable prior year periods.  The increase in R&D expenses over the prior year’s comparable periods was primarily related to higher mask expense, other development costs, and additional resources related to ramping next generation products.

We will continue to invest in R&D efforts in a wide variety of areas such as new products, 90 and 65-nanometer and more advanced process technologies, IP cores and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $77.1 million and $157.7 million for the second quarter and first six months of fiscal 2005, respectively.  SG&A expenses were $60.8 million and $122.8 million for the comparable prior year periods.  The increase in SG&A expenses over the prior year’s quarter and six-month period was attributable to increased commissions associated with higher revenues, tax litigation costs, Sarbanes-Oxley Section 404 compliance costs, increased sales resources in key markets and start-up expenses related to our new regional headquarters in Singapore.

Amortization of Acquisition-Related Intangibles

Amortization expense for acquisition-related intangible assets for the three and six months ended October 2, 2004 was $1.8 million and $3.2 million, respectively, primarily related to intangible assets arising from the RocketChips’, Triscend Corporation (Triscend) and HDI acquisitions.

For the three and six months ended September 27, 2003, amortization expense for acquisition-related intangible assets was $3.6 million and $7.1 million, respectively.  Amortization expense for these intangible assets has declined from the comparable prior year periods, due to the complete amortization of certain intangible assets associated with the RocketChips’ acquisition.

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

The acquired in-process research and development components consist of hierarchical floorplanning and analysis software for high performance FPGA design.  We plan to sell these products to Xilinx customers, and over time integrate them into Xilinx’s software product suite.  These products were approximately 67% complete at the time of acquisition.  At the time of the HDI acquisition, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $1.1 million.  This timetable is still current as of October 2, 2004.

In connection with the Triscend acquisition in March 2004, approximately $7.0 million of in-process research and development costs were written off.  At the time of the Triscend acquisition, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $2.0 million.  As of October 2, 2004, we expect to complete the development project by September 2005 with the same expected cost to complete.

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

Interest Income and Other, Net

Interest income and other, net was $7.3 million in the second quarter of fiscal 2005 as compared to $6.2 million in the prior year quarter.  Interest income and other, net was $13.2 million in the first six months of fiscal 2005 compared to $11.2 million in the first six months of fiscal 2004.  The increases were predominantly due to the benefit of higher average cash and investment balances and higher average interest rates, resulting in higher interest income in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004.  The higher yields for the first six months of fiscal 2005 were due to generally higher interest rates and switching a larger portion of the investments to longer duration portfolios as well as into taxable instruments.  The increases in interest income and other, net for the second quarter and first six months of fiscal 2005 were partially offset by a decrease in portfolio capital gains as compared to the prior year periods.

Provision for Income Taxes

We recorded tax provisions of $22.4 million and $51.3 million for the second quarter and first six months of fiscal 2005, respectively, representing effective tax rates of 21% and 22%, respectively.  We recorded tax provisions of $18.8 million and $34.2 million for the second quarter and first six months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  When compared to the prior year, the reduction in the effective tax rate in the first six months of fiscal 2005 was due to relative growth of international profits taxed at lower rates and a tax benefit related to a stipulation agreement with the IRS relating to fiscal years 1996 to 2000.  These favorable factors were partially offset by the nondeductibility of the write-off of acquired in-process research and development related to the acquisition of HDI in the first quarter of fiscal 2005 and the expiration of the research and development tax credit on June 30, 2004.

The Company filed petitions with the U.S. Tax Court on March 26, 2001, January 14, 2003 and January 16, 2004 in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 2000.  See Note 10 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investment in UMC is available for future sale.

The combination of cash, cash equivalents and short-term and long-term investments at October 2, 2004 totaled $1.7 billion compared with $1.6 billion at April 3, 2004.

We generated positive cash flows from operations during the first six months of fiscal 2005.  As of October 2, 2004, we had cash, cash equivalents and short-term investments of $669.3 million and working capital of $828.6 million.  Cash provided by operations of $219.5 million for the first six months of fiscal 2005 was $32.5 million higher than the $187.0 million generated during the first six months of fiscal 2004.  The positive cash flow from operations in fiscal 2005 resulted primarily from net income adjusted for non-cash related items, decreases in accounts receivable and prepaid expenses and increases in accounts payable and income taxes payable.  These items were partially offset by an increase in inventories and a decrease in deferred income on shipments to distributors.  Accounts receivable decreased by $46.8 million from the levels at April 3, 2004, primarily due to better linearity of shipments to distributors during the six months ended October 2, 2004 as compared to the six months ended April 3, 2004.  Days sales outstanding decreased from 56 days at April 3, 2004 to 46 days at October 2, 2004.  Our inventory levels were $86.0 million higher at the end of the second quarter of fiscal 2005 compared to April 3, 2004.  The increase was due to improved yields giving us more units per wafer, shorter foundry cycle times resulting in actual wafer receipts above our forecast and revenues below forecast.  Deferred income on shipments to distributors was $23.9 million lower at October 2, 2004 compared to April 3, 2004 due to the change in the margin mix of the channel inventories and lower shipments.

Net cash used in investing activities of $202.5 million during the first six months of fiscal 2005 included net purchases of available-for-sale securities of $154.5 million, $29.4 million for purchases of property, plant and equipment and $18.6 million for the acquisition of HDI. Net cash used in investing activities of $58.5 million during the first six months of fiscal 2004 included net purchases of available-for-sale securities of $41.2 million and $17.3 million for purchases of property, plant and equipment.

Net cash used in financing activities was $66.8 million in the first six months of fiscal 2005 and consisted of $66.1 million for the acquisition of treasury stock and $34.7 million for dividend payments to stockholders.  In April and July 2004, our Board of Directors declared our first two quarterly common stock dividends, of $0.05 per share, which were paid in June and September 2004, respectively.  These items were partially offset by $34.0 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2004 period, net cash provided by financing activities was $16.6 million and consisted of $40.1 million of proceeds from the issuance of common stock under employee stock plans partially offset by $23.5 million for the acquisition of treasury stock.

Stockholders’ equity increased $78.8 million during the first six months of fiscal 2005.  The increase was attributable to the $181.5 million in net income for the six months ended October 2, 2004, the issuance of common stock under employee stock plans of $34.4 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $13.8 million and the $500 thousand from the amortization of deferred compensation related to the RocketChips acquisition.  The increase was partially offset by $49.8 million in unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, $66.9 million for the acquisition of treasury stock and $34.7 million for dividends paid to stockholders.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of October 2, 2004.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of October 2, 2004, we had less than $100.0 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months.

In October 2004, the Company entered into an agreement with Toshiba Corporation (Toshiba) under which the Company has a contingent obligation to pay Toshiba up to a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement.  Each installment of $50.0 million is contingent on Toshiba meeting certain production and quality milestones.  The entire $100.0 million (or any unused portion thereof) is refundable if Toshiba is not able to maintain ongoing production and quality criteria.

Off-Balance-Sheet Arrangements

As of October 2, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 22, 2004, the Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which was paid on June 2, 2004 to stockholders of record at the close of business on May 12, 2004.  On July 22, 2004, the Board of Directors declared our second quarterly common stock dividend, of $0.05 per share, which was paid on September 1, 2004 to stockholders of record at the close of business on August 18, 2004.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Employee and Executive Option Grants

Year-to-Date as of October 2, 2004 and Full Year Fiscal 2004 and 2003

	2005 YTD	2004	2003
Net grants during the period as a % of outstanding shares	2.3%	2.8%	1.4%
Grants to listed officers during the period as a % of total options granted	7.8%	7.2%	8.0%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.2%	0.1%
Cumulative options held by listed officers as a % of total outstanding options	11.3%	11.5%	13.8%

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

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
March 29, 2003	23,633	57,911	$25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	26.43
Exercised	—	(8,162)	10.07
Forfeited	1,340	(1,340)	39.36
April 3, 2004	28,707	58,123	27.13
Additional shares reserved	13,560	—	—
Granted	(8,664)	8,664	38.17
Exercised	—	(2,500)	7.78
Forfeited	702	(702)	40.34
October 2, 2004	34,305	63,585	$29.24

During the first six months of fiscal 2005, we granted options to purchase approximately 8.7 million shares of our stock to our employees.  The net options granted after forfeitures represented 2.3% of our total outstanding shares of approximately 347 million as of the beginning of fiscal 2005.  For additional information about our employee stock option plan activity for fiscal years 2002 through 2004, please refer to the Company’s Form 10-K for the fiscal year ended April 3, 2004.

In-the-Money and Out-of-the-Money Option Information
As of October 2, 2004

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	27,249	6,335	33,584	$16.02
Out-of-the-Money (1)	17,995	12,006	30,001	$44.04
Total Options Outstanding	45,244	18,341	63,585	$29.24

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $28.56 per share at October 2, 2004.

As of October 2, 2004, the total outstanding options held by listed officers amounted to 11.3% of the approximately 63.6 million outstanding options held by all employees.

Options Granted to Listed Officers
Year-to-Date as of October 2, 2004
Individual Grants

		% of Total			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of	Options
	Securities	Granted to
	Underlying	Employees	Exercise of
	Options Per	Year-to-	Base Price	Expiration
	Grant	Date	($/Share)	Date	5%	10%
Willem P. Roelandts	300,000	3.5%	$40.11	04/05/14	$7,567,489	$19,177,503
Richard W. Sevcik	130,000	1.5%	$40.11	04/05/14	$3,279,245	$8,310,251
Kris Chellam	100,000	1.2%	$40.11	04/05/14	$2,522,496	$6,392,501
Steven D. Haynes	100,000	1.2%	$40.11	04/05/14	$2,522,496	$6,392,501
Sandeep Vij	50,000	0.6%	$40.11	04/05/14	$1,261,248	$3,196,251

(1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first six months of fiscal 2005, options granted to the listed officers amounted to 7.8% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2004 proxy statement dated June 4, 2004.

Options Exercises and Remaining Holdings of Listed Officers
Year-to-Date As of October 2, 2004
Individual Grants

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 2, 2004		Value of Unexcercised In-the- Money Options at October 2, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	150,000	$3,411,900	5,811,357	1,377,792	$69,927,708	$2,233,969

(1) These amounts represent the difference between the exercise price and $28.56, the market price of Xilinx stock at October 2, 2004, for all the in-the-money options held by the listed officers.

Information as of October 2, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	11,806,984	$9.63	0
1997 Stock Plan	51,438,643	$33.83	32,114,000
1990 Employee Stock Purchase Plan	N/A	N/A	3,055,598
Total-Approved Plans	63,245,627	$29.32	35,169,598
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	9,000	$37.23	2,191,000
Total-All Plans	63,254,627	$29.32	37,360,598

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807,000 options were assumed by the Company.  Of this amount, a total of 329,876 options, with an average weighted exercise price of $15.16, remained outstanding as of October 2, 2004.  These options are excluded from the above table.

Factors Affecting Future Results

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations.  If any of the risks described below were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

•                  disruption in sales generation, order processing and logistics if a distributor materially defaults on the contract;

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

Our results of operations are impacted by global economic and political conditions, dependence on new products, dependence on independent manufacturers and subcontractors, competition, intellectual property, potential new accounting pronouncements, Sarbanes-Oxley Section 404 compliance and litigation, each of which is discussed in greater detail below.

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

Dependence on Independent Manufacturers and Subcontractors

During fiscal 2004, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Seiko Epson Corporation (Seiko).  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies over 70% of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

In October 2004, we announced a strategic foundry relationship with Toshiba for the production of advanced silicon wafers in Japan beginning in the fourth quarter of fiscal 2005.

UMC’s foundries in Taiwan and Seiko’s and Toshiba’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past.  Should there be a major earthquake in our suppliers’ or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted.  This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.  Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

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

•                  ASIC products including standard cell, structured ASIC and custom gate array products;

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  This would include the accounting for employee stock options and employee stock purchase plans as an expense.  On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed SFAS 123R), which currently is expected to be effective for public companies for periods beginning after June 15, 2005.  We would be required to implement the proposed standard no later than the quarter that begins July 3, 2005.  SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.  The FASB expects to issue a final standard by December 31, 2004.  The adoption of SFAS 123R could materially impact our results of operations.

Sarbanes-Oxley Section 404 Compliance

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we are incurring additional expenses and a diversion of management’s time.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market.  Any such action could adversely affect our financial results and the market price of our common stock.

Litigation

See Part II, Item 1.  “Legal Proceedings.”

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at October 2, 2004 and September 27, 2003 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $15.0 million in a fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled.  Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations as they are incurred.  We did not execute material hedge transactions during the first six months of fiscal 2004 and 2005.

We will enter into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at October 2, 2004 and September 27, 2003 would not materially affect our financial position or results of operations.

Our investment in UMC consists of shares, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115.  The market value of our investment in UMC was approximately $244.6 million at October 2, 2004 as compared to our adjusted cost basis of approximately $239.0 million.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We continuously evaluate our internal controls and make changes to improve them as necessary.  Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q (Controls Evaluation Date), under the supervision and with the participation of management, including our CEO and CFO.  In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements were being undertaken.  Based upon that evaluation, our CEO and CFO concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the material information related to the Company is made known to management and that the Company’s financial statements and other disclosures in our SEC reports are reliable.

Part II.  Other Information

Item 1.  Legal Proceedings

The IRS has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001.  To date, several issues have been settled with the Appeals Office of the IRS.  As of October 2, 2004, unresolved issues asserted by the IRS total $12.6 million in additional taxes due, including penalties, and a reduction of net operating loss carryforwards of $49.4 million.

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

On October 1, 2004, Xilinx filed a settlement stipulation concerning the remaining issues for 1996 through 1998, other than the stock option cost sharing issue.  Xilinx agreed to increased taxable income of $9.2 million for the three years and the IRS agreed that penalties were not applicable.  Sufficient taxes were provided for this liability in prior years.  Xilinx also filed stipulations for 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995.

One of the unresolved issues relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  The Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on grant.  The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal years 1997 to 1998.  Post-trial briefs are due November 19, 2004.

We are in discussions with the Appeals Office to resolve and settle the remaining issues for 1999, 2000 and 2001 other than the stock option cost sharing issue discussed above.  It is premature to comment further on the likely outcome of any issues that have not been settled to date.  We believe we have meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company is required to file its defense in each case on or about November 22, 2004.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  Rep’tronic S.A. has asked the court to decide at the same time the separate issue of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  The hearing on this matter has been postponed until October 2005.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the second fiscal quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 4 through August 7, 2004	440,700	$28.75	440,700	$213,836,000

August 8 through September 4, 2004	416,400	$27.59	416,400	$202,354,000

September 5 through October 2, 2004	393,600	$27.75	393,600	$191,450,000

Total for the Quarter	1,250,700	$28.03	1,250,700

On April 22, 2004, the Company announced a new repurchase program of up to an additional $250.0 million of common stock.  Through October 2, 2004, the Company had repurchased $58.6 million of the $250.0 million approved for repurchase under the current program.  This share repurchase program has no stated expiration date.

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders in conjunction with the Annual Meeting of Stockholders of Xilinx held on August 5, 2004.

(1)                                  Election of directors

	Votes For	Votes Withheld

Willem P. Roelandts	290,198,192	8,460,766
John L. Doyle	289,702,284	8,956,674
Jerald G. Fishman	293,104,096	5,554,862
Philip T. Gianos	291,016,066	7,642,892
William G. Howard, Jr.	293,311,431	5,347,527
Harold E. Hughes, Jr.	291,470,857	7,188,101
Richard W. Sevcik	291,163,094	7,495,864
Elizabeth Vanderslice	292,206,517	6,452,441

(2)                                  To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 2, 2005.

For	Against	Abstain
290,111,401	5,886,619	2,660,938

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On July 22, 2004, Xilinx furnished a report on Form 8-K relating to its financial information for the fiscal quarter ended July 3, 2004, as presented in a press release dated July 22, 2004.

On September 16, 2004, Xilinx furnished a report on Form 8-K relating to its business update for the fiscal quarter ending October 2, 2004, as presented in a press release dated September 14, 2004.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	November 5, 2004	/s/ Kris Chellam
Kris Chellam Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)