Form 10-Q
period 2005-01-01
XILINX INC
filed 2005-02-09
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2005 or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒   No ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 25, 2005

Common Stock, $.01 par value	348,511,597

Part I.	Financial Information

Item 1.	Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004

Net revenues	$355,396	$365,632	$1,182,256	$994,466

Costs and expenses:
Cost of revenues	135,096	139,674	424,283	387,670
Research and development	77,356	66,183	227,414	185,011
Selling, general and administrative	71,856	68,993	229,532	191,839
Amortization of acquisition-related intangibles	1,759	1,713	4,918	8,783
Impairment loss on excess facilities	—	3,376	—	3,376
Litigation settlement and contingency	—	—	—	6,400
Write-off of acquired in-process research and development	—	—	7,198	—

Total costs and expenses	286,067	279,939	893,345	783,079

Operating income	69,329	85,693	288,911	211,387

Impairment loss on investments	(3,099)	—	(3,099)	—
Interest income and other, net	8,811	6,906	21,975	18,080

Income before income taxes	75,041	92,599	307,787	229,467

Provision for income taxes	10,984	23,150	62,269	57,367

Net income	$64,057	$69,449	$245,518	$172,100

Net income per common share:
Basic	$0.18	$0.20	$0.71	$0.51
Diluted	$0.18	$0.19	$0.68	$0.49

Cash dividends declared per common share	$0.05	$—	$0.15	$—

Shares used in per share calculations:
Basic	348,441	342,861	347,555	340,767
Diluted	358,211	356,226	358,551	353,385

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	Jan. 1, 2005	April 3, 2004
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$377,445	$337,343
Short-term investments	315,785	461,617
Accounts receivable, net	153,315	248,956
Inventories	216,729	102,454
Deferred tax assets	60,247	90,386
Prepaid expenses and other current assets	73,498	60,796
Total current assets	1,197,019	1,301,552

Property, plant and equipment, at cost	622,205	581,735
Accumulated depreciation and amortization	(281,686)	(246,621)
Net property, plant and equipment	340,519	335,114
Long-term investments	937,382	767,671
Investment in United Microelectronics Corporation	248,596	324,026
Goodwill	118,596	111,627
Acquisition-related intangibles, net	21,774	16,813
Other assets	127,165	80,670
Total Assets	$2,991,051	$2,937,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,875	$77,936
Accrued payroll and related liabilities	67,978	54,607
Income taxes payable	76,828	60,430
Deferred income on shipments to distributors	102,469	150,979
Other accrued liabilities	28,961	37,178
Total current liabilities	359,111	381,130

Deferred tax liabilities	25,574	73,281

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,485	3,470
Additional paid-in capital	892,086	903,991
Retained earnings	1,713,543	1,521,568
Treasury stock, at cost	(8,941)	(1,031)
Accumulated other comprehensive income	6,193	55,064
Total stockholders’ equity	2,606,366	2,483,062
Total Liabilities and Stockholders’ Equity	$2,991,051	$2,937,473

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	Jan. 1, 2005	Jan. 3, 2004

Cash flows from operating activities:
Net income	$245,518	$172,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,709	53,616
Amortization of deferred compensation	691	3,221
Write-off of acquired in-process research and development	7,198	—
Net gain on sale of available-for-sale securities	(375)	(5,397)
Impairment loss on investments	3,099	—
Impairment loss on excess facilities	—	3,376
Litigation settlement and contingency	—	6,400
Tax benefit from exercise of stock options	34,455	32,126
Changes in assets and liabilities, net of effects from acquisition of business:
Accounts receivable, net	95,947	29,210
Inventories	(114,275)	19,022
Deferred income taxes	8,880	(4,499)
Prepaid expenses and other current assets	3,278	(9,697)
Other assets	837	7,869
Accounts payable	4,333	9,241
Accrued liabilities	3,474	13,029
Income taxes payable	651	16,252
Deferred income on shipments to distributors	(48,207)	7,323
Total adjustments	46,695	181,092
Net cash provided by operating activities	292,213	353,192

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,893,087)	(1,717,501)
Proceeds from sale or maturity of available-for-sale securities	1,860,092	1,477,323
Advances for wafer purchases	(50,000)	—
Purchases of property, plant and equipment	(43,973)	(29,839)
Acquisition of business, net of cash acquired	(18,223)	—
Net cash used in investing activities	(145,191)	(270,017)

Cash flows from financing activities:
Acquisition of treasury stock	(102,185)	(43,524)
Proceeds from issuance of common stock	47,437	59,113
Payment of dividends to stockholders	(52,172)	—
Net cash provided by (used in) financing activities	(106,920)	15,589

Net increase in cash and cash equivalents	40,102	98,764

Cash and cash equivalents at beginning of period	337,343	213,995

Cash and cash equivalents at end of period	$377,445	$312,759

Supplemental schedule of non-cash activities:
Issuance of treasury stock	$95,106	$40,828

Supplemental disclosure of cash flow information:
Income taxes paid	$17,066	$12,150

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2005 will be a 52-week year ending on April 2, 2005.  Fiscal 2004, which ended on April 3, 2004, was a 53-week fiscal year.  The quarters ended January 1, 2005 and January 3, 2004 each included 13 weeks.

2.               Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004.  The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

In June 2004, the FASB issued EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004.  The adoption of EITF 02-14 did not have any impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges.  In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95”.  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board’s Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”.  SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital.  SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for quarterly periods beginning after June 15, 2005.  The Company will be required to implement the standard no later than the quarter that begins July 3, 2005.  SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

   1.A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

   2.A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the alternative methods of adoption as described above.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  See Note 3 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2).  On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law.  The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation.  The Company is currently evaluating the effects of the repatriation provision and their impact on its consolidated financial statements.  The Company does not expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500 million.  The related potential range of income tax is between zero and $26.3 million.

3.               Stock-Based Compensation

The Company accounts for stock-based compensation under APB 25 and related interpretations, using the intrinsic value method.  In addition, the Company has adopted the disclosure requirements related to its stock plans according to SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004

Net income as reported	$64,057	$69,449	$245,518	$172,100

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(24,233)	(24,357)	(81,872)	(73,053)

Pro forma net income	$39,824	$45,092	$163,646	$99,047

Net income per share:
Basic-as reported	$0.18	$0.20	$0.71	$0.51

Basic-pro forma	$0.11	$0.13	$0.47	$0.29

Diluted-as reported	$0.18	$0.19	$0.68	$0.49

Diluted-pro forma	$0.11	$0.13	$0.46	$0.28

The fair values of stock options and stock purchase plan rights under the stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  Calculated under SFAS 123, the per share weighted-average fair value of stock options granted during the third quarter of fiscal 2005 was $13.58 ($12.37 for the third quarter of fiscal 2004) and $17.00 for the first nine months of fiscal 2005 ($12.37 for the first nine months of fiscal 2004).  The fair value of stock options granted in fiscal 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004
Expected life of options (years)	4.60	4.00	4.60	4.00
Expected stock price volatility	0.56	0.63	0.54	0.63
Risk-free interest rate	3.3%	2.6%	3.4%	2.6%
Dividend yield	0.7%	0.0%	0.7%	0.0%

Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each fiscal year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the third quarters of fiscal 2005 and 2004 were $10.23 and $9.09, respectively.  The fair value of stock purchase plan rights granted in the third quarters of fiscal 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	2005	2004
Expected life of options (years)	0.50 to 2.0	0.50
Expected stock price volatility	0.36 to 0.51	0.44
Risk-free interest rate	1.1% to 2.1%	1.0%
Dividend yield	0.7%	0.0%

Under the Stock Purchase Plan, employees purchased 934 thousand shares for $15.0 million in the second quarter of fiscal 2005 and 769 thousand shares for $11.9 million in the second quarter of fiscal 2004.  No shares were issued during the first or third quarters of fiscal 2005 or 2004.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2005.  At January 1, 2005, 3.1 million shares were available for future issuance out of 27.5 million shares authorized.

4.               Net Income Per Share

The computation of basic net income per share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per share.  The total shares used in the denominator of the diluted net income per share calculation includes 9.8 million and 11.0 million common equivalent shares attributable to outstanding stock options for the third quarter and first nine months of fiscal 2005, respectively, that are not included in basic net income per share.  For the third quarter and first nine months of fiscal 2004, the total shares used in the denominator of the diluted net income per share calculation includes 13.4 million and 12.6 million common equivalent shares attributable to outstanding stock options, respectively.

Outstanding out-of-the-money stock options to purchase approximately 29.3 million and 28.7 million shares, for the third quarter and first nine months of fiscal 2005, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation from diluted net income per share as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.  For the third quarter and first nine months of fiscal 2004, respectively, 16.1 million and 21.5 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following at the end of each period:

(In thousands)	Jan. 1, 2005	April 3, 2004

Raw materials	$8,791	$8,651
Work-in-process	156,380	54,633
Finished goods	51,558	39,170
	$216,729	$102,454

6.               Investment in United Microelectronics Corporation

At January 1, 2005, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) shares totaled $248.6 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	Jan. 1, 2005		April 3, 2004
(In millions)	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

Total	$239.0	$248.6	$239.0	$324.0

During the first nine months of fiscal 2005, the fair value of the UMC investment decreased by $75.4 million.  The fair value of the Company’s total UMC investment increased by $4.0 million during the three months ended January 1, 2005. At January 1, 2005, the Company has recorded $3.9 million of deferred tax liabilities and a net $5.7 million balance in accumulated other comprehensive income associated with the UMC investment.

7.               Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock.  In April 2004, the Board authorized the repurchase of up to $250.0 million of common stock.  This share repurchase program has no stated expiration date.  During the quarter ended January 1, 2005, the Company repurchased a total of 1.2 million shares of common stock for $36.1 million.  During the nine months ended January 1, 2005, 3.3 million shares of common stock were repurchased for $103.0 million.  Through January 1, 2005, the Company had repurchased $94.7 million of the $250.0 million of common stock approved for repurchase under the current program ($8.3 million was repurchased under the previously approved $100.0 million program).  As of January 1, 2005, the Company held approximately 303 thousand shares of treasury stock in conjunction with the stock repurchase program and approximately 27 thousand shares as of April 3, 2004.

8.               Impairment Losses

The Company recognized an impairment loss on investments of $3.1 million during the three months ended January 1, 2005 related to non-marketable equity securities in private companies.  These impairment losses resulted from investees raising additional funding at a lower valuation than the Company’s original investment and the liquidation of one investee.

During the three months ended January 3, 2004, the Company recorded an impairment loss on excess facilities of $3.4 million related to facilities owned in San Jose, California. During the fourth quarter of fiscal 2004, the Company sold the facilities for $33.8 million ($32.0 million, net of selling costs), resulting in no additional loss or gain.

9.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004

Net income	$64,057	$69,449	$245,518	$172,100
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(257)	17,463	(49,632)	64,317
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in net income	(163)	(470)	(566)	(2,615)
Net change in cumulative translation adjustment	1,611	1,001	1,327	1,142
Comprehensive income	$65,248	$87,443	$196,647	$234,944

The components of accumulated other comprehensive income at January 1, 2005 and April 3, 2004 are as follows:

(In thousands)	January 1, 2005	April 3, 2004

Accumulated unrealized gain on available-for-sale securities, net of tax	$3,177	$53,375
Accumulated cumulative translation adjustment	3,016	1,689
Accumulated other comprehensive income	$6,193	$55,064

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, primarily reflects the decrease in value of the UMC investment since April 3, 2004 (see Note 6).  In addition, the value of the Company’s short-term and long-term investments decreased by $9.5 million during the nine months ended January 1, 2005.  In accordance with SFAS 115, the Company recorded the decrease in the value of the investments of $9.5 million, decreased deferred tax liabilities by $3.8 million and decreased accumulated other comprehensive income by $5.7 million.

10.         Significant Customers and Concentrations of Credit Risk

As of January 1, 2005, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 59% and 28% of total accounts receivable, respectively.  Resale of product through Memec accounted for 48% and 47% of worldwide net revenues in the third quarters of fiscal 2005 and 2004, respectively, and 49% and 47% in the first nine months of fiscal 2005 and 2004, respectively.  Resale of product through Avnet accounted for 26% and 32% of worldwide net revenues in the third quarters of fiscal 2005 and 2004, respectively, and 27% and 32% in the first nine months of fiscal 2005 and 2004, respectively.  The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.  No end customer accounted for more than 10% of net revenues for any of the periods presented.

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

11.         Income Taxes

The Company recorded tax provisions of $11.0 million and $62.3 million for the third quarter and first nine months of fiscal 2005, respectively, representing effective tax rates of 15% and 20%, respectively. The Company recorded tax provisions of $23.1 million and $57.4 million for the third quarter and first nine months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  When compared to the prior year, the reduction in the effective tax rate in the first nine months of fiscal 2005 was due to relative growth of international profits taxed at lower rates, a tax benefit recognized in the second and third quarters of fiscal 2005 related to agreements with the Internal Revenue Service (IRS) for fiscal years 1996 to 2001 and favorable adjustments recognized in the third quarter of fiscal 2005 due to research and development tax credits on the Company’s fiscal 2004 federal and state income tax returns that exceeded the original estimates. The favorable factors for the three months and nine months ended January 1, 2005 were tax benefits of $5.5 million and $7.0 million, respectively.  These favorable factors were partially offset by the nondeductibility of the write-off of acquired in-process research and development related to the acquisition of Hier Design Inc. in the first quarter of fiscal 2005 (see Note 15).

The IRS has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001. The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal years 1996 through 2000.  In addition, the IRS has proposed adjustments to the Company’s net operating loss for fiscal 2001.  To date, several issues have been settled with the IRS.  Those issues are discussed below.  As of January 1, 2005, the only substantial unresolved issue asserted by the IRS totals $8.4 million in additional taxes due and a reduction of net operating loss carryforwards of $42.6 million.

On October 1, 2004, Xilinx filed a settlement stipulation concerning the remaining issues for 1996 through 1998, other than the stock option cost sharing issue.  Xilinx agreed to increased taxable income of $9.2 million for these three years and the IRS agreed that penalties were not applicable.  Sufficient taxes were provided for this liability in prior years.  Xilinx also filed settlement stipulations for 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995.  As a result of these settlements, the Company recorded a net tax benefit of $1.5 million in the second quarter of fiscal 2005.

During the fiscal quarter ended January 1, 2005, Xilinx and the IRS agreed to settle the remaining substantive issues for 1999, 2000 and 2001 other than the stock option cost sharing issue discussed below.  Xilinx agreed to increased taxable income of $5.9 million for these three years.  Sufficient taxes were provided for this liability in prior years.  As a result of this agreement, the Company recorded a tax benefit of $3.2 million in the third quarter of fiscal 2005.

The only unresolved substantive issue, as stated above, relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  In June 2004, the Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant.  The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal years 1997 to 1998.  Post-trial briefs have been filed and Xilinx is awaiting the Tax Court’s decision.

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

Approximate future minimum lease payments under operating leases are as follows:

Years ending March 31,	(In thousands)
2005 (remaining three months)	$1,919
2006	6,512
2007	3,887
2008	3,006
2009	2,235
Thereafter	4,275
$21,834

Most of the Company’s leases contain renewal options.  Net rent expense under all operating leases was approximately $1.6 million and $3.5 million for the three and nine months ended January 1, 2005, respectively.  Net rent expense for the three and nine months ended January 3, 2004 was approximately $779 thousand and $2.5 million, respectively.

Other commitments at January 1, 2005 totaled less than $80.0 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of January 1, 2005, the Company also has approximately $20.0 million of non-cancelable obligations to providers of electronic design automation software licenses expiring at various dates through December 2007.

13.  Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for warranty accrual and related expense for known product issues. The warranty accrual and related expense for known product issues were not significant for the first nine months of the prior year.  The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheet, for the nine months ended January 1, 2005:

(In thousands)	Jan. 1, 2005

Balance at beginning of period	$5,905
Provision	3,426
Utilized	(7,747)
Balance at end of period	$1,584

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

14.         Contingencies

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 2000 (see Note 11).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company filed its defenses in each case in November 2004.  Once the pleadings are closed, discovery will begin.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  By joining Xilinx SARL to this action, Rep’tronic S.A. seeks determination of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  The hearing on this matter has been postponed until October 6, 2005.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland.  Xilinx SARL has filed its defense.  The hearing has been set for March 23, 2005.

The Company has accrued amounts that represent anticipated payments for liability for the Rep’tronic litigation under the provisions of SFAS 5, “Accounting for Contingencies.”

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

15.         Business Combinations

Hier Design Inc.

In June 2004, Xilinx completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance field programmable gate array (FPGA) design.  The acquisition was accounted for under the purchase method of accounting. The total purchase price for HDI was $20.7 million in cash plus $275 thousand of acquisition related costs.  In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of approximately $7.2 million.  In addition, Xilinx recorded approximately $17.1 million of goodwill and other intangible assets, which resulted in amortization expense of approximately $531 thousand in the third quarter of fiscal 2005 and $1.2 million for the nine months ended January 1, 2005.  The financial results for HDI are included in the Company’s consolidated results from the date of acquisition.  Pro forma information is not presented due to the immateriality of the operating results of HDI prior to the acquisition.

Following is the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed.  Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

(In thousands)	Amount	Amortization Life
Current assets	$334
Long-term tangible assets	333
Goodwill	7,194
Other intangible assets:
Developed technology	8,797	5 years
Noncompete agreements	704	2.5 years
Patents	417	5 years
Acquired in-process research and development	7,198
Deferred tax liabilities	(3,967)
Total purchase price	$21,010

16.  Goodwill and Acquisition-Related Intangibles

As of January 1, 2005 and April 3, 2004, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	January 1, 2005	April 3, 2004	Amortization Life

Goodwill-gross	$170,121	$163,152	3 to 5 years (through fiscal 2002 only)
Less accumulated amortization	51,525	51,525
Goodwill-net	$118,596	$111,627

Noncompete agreements-gross	$24,304	$23,600	2.5 to 3 years
Less accumulated amortization	23,764	23,600
Noncompete agreements-net	540	—

Patents-gross	22,752	22,335	5 to 7 years
Less accumulated amortization	10,937	8,351
Patents-net	11,815	13,984

Miscellaneous intangibles-gross	49,258	40,461	2 to 5 years
Less accumulated amortization	39,839	37,632
Miscellaneous intangibles-net	9,419	2,829

Total acquisition-related intangibles-gross	96,314	86,396
Less accumulated amortization	74,540	69,583
Total acquisition-related intangibles-net	$21,774	$16,813

Amortization expense for all intangible assets for the three and nine months ended January 1, 2005 was $1.8 million and $4.9 million, respectively.  For the three and nine months ended January 3, 2004, amortization expense for all intangible assets was $1.7 million and $8.9 million, respectively.  Intangible assets are amortized on a straight-line basis.

Based on the carrying value of acquisition-related intangibles recorded at January 1, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2005 (remaining three months) - $1.8 million; 2006 - $6.5 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of financial instruments, which impacts gains and losses on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin.  Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the classification and valuation of deferred tax assets and liabilities recorded on our consolidated balance sheet.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult.

  Valuation of Financial Instruments

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At January 1, 2005, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $248.6 million and strategic investments in non-marketable equity securities of $19.3 million.  In determining if and when a decline in market value below adjusted cost of marketable equity and debt securities is other-than-temporary, the Company evaluates the market conditions, trends of earnings, financial condition and other key measures for our investments.  In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, product development, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and possible additional funding at a lower valuation.   When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

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

  Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist.  When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

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

  Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment on an annual basis, or more frequently if indicators of potential impairment exist, and written down when impaired.  We perform an annual impairment review in the fourth quarter of each year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired.  For purposes of impairment testing under SFAS 142, Xilinx is considered to be operating as a single reporting unit.  We use the quoted market price method to determine the fair value of the reporting unit.  Based on the impairment review performed during the fourth quarter of fiscal 2004, there was no impairment of goodwill in fiscal 2004.  Unless there are indicators of impairment, our next impairment review will be performed and completed in the fourth quarter of fiscal 2005.  To date, no impairment indicators have been identified.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of January 1, 2005, we believe that all of our recorded deferred tax assets will ultimately be recovered.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is “more likely than not,” under the provisions of SFAS 109, “Accounting for Income Taxes,” that the tax benefit associated with the deferred tax assets will not be realized.

Results of Operations: Third quarter and first nine months of fiscal 2005 compared to the third quarter and first nine months of fiscal 2004

The following table sets forth the statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Jan. 1, 2005	Jan. 3, 2004	Jan. 1, 2005	Jan. 3, 2004

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.0	38.2	35.9	39.0

Gross Margin	62.0	61.8	64.1	61.0
Research and development	21.8	18.1	19.3	18.6
Selling, general and administrative	20.2	18.9	19.4	19.3
Amortization of acquisition-related intangibles	0.5	0.5	0.4	0.9
Impairment loss on excess facilities	0.0	0.9	0.0	0.3
Litigation settlement and contingency	0.0	0.0	0.0	0.6
Acquired in-process research and development	0.0	0.0	0.6	0.0

Operating Income	19.5	23.4	24.4	21.3
Impairment loss on investments	(0.9)	0.0	(0.3)	0.0
Interest income and other, net	2.5	1.9	1.9	1.8

Income Before Income Taxes	21.1	25.3	26.0	23.1

Provision for income taxes	3.1	6.3	5.2	5.8

Net Income	18.0%	19.0%	20.8%	17.3%

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

Net revenues of $355.4 million in the third quarter of fiscal 2005 represented a 3% decrease from the comparable prior year period of $365.6 million.  The decrease in net revenues during the third quarter of fiscal 2005 was due to excess inventory levels at our end customers resulting in weaker than expected orders during the third quarter of fiscal 2005, particularly in the telecommunication sector.

Net revenues for the first nine months of fiscal 2005 were $1,182.3 million, a 19% increase from the prior year comparable period of $994.5 million.  The growth in the first nine months of fiscal 2005 was attributable to improved market conditions in the first six months despite weakness in the third quarter.  No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

Net revenues by product categories for the three and nine-month periods ended January 1, 2005 and January 3, 2004 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Jan. 1, 2005	Jan. 3, 2004	% Change	Jan. 1, 2005	Jan. 3, 2004	% Change

New Products	$70.0	$23.4	199	$189.2	$52.4	261
Mainstream Products	201.3	238.3	(16)	702.4	653.1	8
Base Products	60.2	78.4	(23)	213.7	220.2	(3)
Support Products	23.9	25.5	(6)	77.0	68.8	12
Total Net Revenues	$355.4	$365.6	(3)	$1,182.3	$994.5	19

New Products represented 20% and 16% of total net revenues in the third quarter and first nine months of fiscal 2005 compared to 7% and 5% in the prior year periods, respectively.  The significant increase in New Products revenues during fiscal 2005 was due to the strong market acceptance of these products, primarily Virtex-II Pro, Spartan-IIE, Spartan-3 and CoolRunner-II across a broad base of end markets including telecommunications, networking and digital consumer applications.

Mainstream Products represented 57% and 59% of total net revenues in the third quarter and first nine months of fiscal 2005, respectively, compared to 65% and 66% in the prior year periods, respectively.  Base Products represented 17% and 18% of total net revenues in the third quarter and first nine months of fiscal 2005 compared to 21% and 22% in the prior year periods, respectively.  Excess inventory levels at end customers in the communications market contributed to weaker than expected orders for Mainstream and Base Products in the third quarter of fiscal 2005.  The growth in the first nine months of fiscal 2005 in Mainstream and Support Products was attributable to improved market conditions during the first six months.

Net Revenues by Geography

Geographic revenue information in this section is based on the shipment location.  Net revenues by geography for the three and nine-month periods ended January 1, 2005 and January 3, 2004 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Jan. 1, 2005	Jan. 3, 2004	% Change	Jan. 1, 2005	Jan. 3, 2004	% Change

North America	$150.8	$152.9	(1)	$498.6	$426.9	17
Europe	72.7	61.8	18	242.5	191.6	27
Japan	50.3	50.8	(1)	171.0	145.6	17
APAC/ROW	81.6	100.1	(19)	270.2	230.4	17
Total Net Revenues	$355.4	$365.6	(3)	$1,182.3	$994.5	19

For the third quarter and first nine months of fiscal 2005, North America, Europe, Japan and Asia Pacific/Rest of World (APAC/ROW) represented 42%, 21%, 14% and 23% of net revenues, respectively, for both periods.  Net revenues for North America, Europe, Japan and APAC/ROW for the third quarter and first nine months of fiscal 2004 were 42%, 17%, 14% and 27%, respectively, and 43%, 19%, 15% and 23%, respectively.

Europe’s growth in the third quarter of fiscal 2005 compared to the prior year period was driven by broad-based growth from most of our end markets, particularly in communications.  The decline of APAC/ROW in the third quarter of fiscal 2005 was due to weakness in China and a decrease in transfer of manufacturing by North American and European original equipment manufacturers (OEMs) to APAC/ROW.

Revenue growth in the first nine months of fiscal 2005 for all geographies was due to improved market conditions in the first six months of fiscal 2005 despite some weakness in the third quarter.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  In order to better reflect our diversification efforts and to provide more detailed end market information, we split the category formerly called “Consumer, Industrial and Other” into two components:  “Consumer and Automotive” and “Industrial and Other” beginning with the quarter ended January 1, 2005.  Historical comparisons are not available for these two new categories.

We classify our net revenues by end markets in four categories: Communications, Storage and Servers, Consumer and Automotive and Industrial and Other.  Net revenues by end markets for the three and nine-month periods ended January 1, 2005 and January 3, 2004 were as follows:

	Three Months Ended			Nine Months Ended
	Jan. 1, 2005	Jan. 3, 2004	% Change	Jan. 1, 2005	Jan. 3, 2004	% Change

Communications	47%	50%	(10)	51%	50%	22
Storage and Servers	16	21	(23)	13	20	(23)
Consumer and Automotive	15	NA	NA	NA	NA	NA
Industrial and Other	22	29	NA	36	30	NA
Total Net Revenues	100%	100%	(3)	100%	100%	19

NA = Not Available

In the third quarter of fiscal 2005, sales to customers in the Storage and Servers category decreased as a result of broad-based weakness within the category as well as product cycle transitions within large storage accounts.  Sales to communications customers decreased as a result of reduced ordering patterns resulting from excess customer inventories.  The combined categories of Consumer and Automotive and Industrial and Other increased due to increased adoption of programmable logic devices (PLDs) within those markets.

In the first nine months of fiscal 2005, the combined categories of Consumer and Automotive and Industrial and Other end markets grew 24% and 42%, respectively.  For the same period, Storage and Servers end market declined due to broad-based weakness as well as product cycle transition at major customers.  The Communications end market increased partly due to inventory accumulation in the first six months of fiscal 2005.

Gross Margin

Gross margin was $220.3 million and $758.0 million for the third quarter and first nine months of fiscal 2005, or 62.0% and 64.1% of net revenues, respectively.  Gross margin for the comparable periods of fiscal 2004 was $226.0 million and $606.8 million, or 61.8% and 61.0% of net revenues, respectively.  Gross margin percentage for the third quarter of fiscal 2005 was relatively flat compared to the same quarter of the prior year.  This was due to yield improvement offset by higher revenue mix from newer product families with relatively lower gross margin.  Higher gross margin for the first nine months of fiscal 2005 benefited from improved yields across New and Mainstream Products and lower units costs resulting from manufacturing costs being spread over larger production volumes.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on process technologies of 130 nanometers and below.

Sales of inventory previously written off were not material during the first three quarters of fiscal 2005 or 2004.

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

Research and Development

Research and development (R&D) expenses were $77.4 million and $227.4 million for the third quarter and first nine months of fiscal 2005, respectively.  R&D expenses were $66.2 million and $185.0 million for the comparable prior year periods.  The increase in R&D expenses over the prior year’s comparable periods was primarily related to higher mask costs associated with a greater number of FPGA product introductions on more advanced technologies, other development costs, and additional resources related to ramping next generation products.

We will continue to invest in R&D efforts in a wide variety of areas such as new products, 90 and 65-nanometer and more advanced process technologies, IP cores, digital signal processing (DSP), embedded processing and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $71.9 million and $229.5 million for the third quarter and first nine months of fiscal 2005, respectively.  SG&A expenses were $69.0 million and $191.8 million for the comparable prior year periods.  The increase in SG&A expenses over the prior year’s quarter and nine-month period was attributable to tax litigation costs, Sarbanes-Oxley Section 404 compliance costs, increased sales resources in key markets and start-up expenses related to our new regional headquarters in Singapore.

Amortization of Acquisition-Related Intangibles

Amortization expense for acquisition-related intangible assets for the three and nine months ended January 1, 2005 was $1.8 million and $4.9 million, respectively, primarily related to intangible assets arising from the RocketChips, Triscend Corporation (Triscend) and HDI acquisitions.  We expect amortization of acquisition-related intangibles to be approximately $6.7 million for fiscal 2005 compared with $9.8 million for fiscal 2004.

For the three and nine months ended January 3, 2004, amortization expense for acquisition-related intangible assets was $1.7 million and $8.9 million, respectively.  Amortization expense for these intangible assets has declined from the comparable prior year periods, due to the complete amortization of certain intangible assets associated with the RocketChips’ acquisition.

Impairment Losses

We recognized an impairment loss on investments of $3.1 million during the three months ended January 1, 2005 related to non-marketable equity securities in private companies.  These impairment losses resulted from investees raising additional funding at a lower valuation than the Company’s original investment and the liquidation of one investee.

During the three months ended January 3, 2004, we recorded an impairment loss on excess facilities of $3.4 million related to facilities owned in San Jose, California. During the fourth quarter of fiscal 2004, we sold the facilities for $33.8 million ($32.0 million, net of selling costs), resulting in no additional loss or gain.

Litigation Settlement and Contingency

During the first quarter of fiscal 2004, Xilinx recorded $6.4 million for a litigation settlement with Aldec, Inc. and a contingent liability with Rep’tronic.  See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

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

The acquired in-process research and development components consist of hierarchical floor planning and analysis software for high performance FPGA design.  We plan to sell these products to Xilinx customers, and over time integrate them into Xilinx’s software product suite.  These products were approximately 67% complete at the time of acquisition.  At the time of the HDI acquisition, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $1.1 million.  This timetable is still current as of January 1, 2005.

In connection with the Triscend acquisition in March 2004, approximately $7.0 million of in-process research and development costs were written off.  At the time of the Triscend acquisition, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $2.0 million.  As of January 1, 2005, we expect to complete the development project by September 2005 with the same expected cost to complete.

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

Interest Income and Other, Net

Interest income and other, net was $8.8 million in the third quarter of fiscal 2005 as compared to $6.9 million in the prior year quarter.  Interest income and other, net was $22.0 million in the first nine months of fiscal 2005 compared to $18.1 million in the first nine months of fiscal 2004.  The increases were due to higher average cash and investment balances and higher average interest rates.  The higher yields for the first nine months of fiscal 2005 were due to generally higher interest rates and switching a larger portion of the investments to longer duration portfolios as well as into taxable instruments.  The increases in interest income and other, net for the third quarter and first nine months of fiscal 2005 were partially offset by a decrease in portfolio capital gains as compared to the prior year periods.

Provision for Income Taxes

We recorded tax provisions of $11.0 million and $62.3 million for the third quarter and first nine months of fiscal 2005, respectively, representing effective tax rates of 15% and 20%, respectively.  We recorded tax provisions of $23.1 million and $57.4 million for the third quarter and first nine months of fiscal 2004, respectively, representing effective tax rates of 25% for both periods.  When compared to the prior year, the reduction in the effective tax rate in the first nine months of fiscal 2005 was due to relative growth of international profits taxed at lower rates, a tax benefit recognized in the second and third quarters of fiscal 2005 related to agreements with the IRS relating to fiscal years 1996 to 2001 and favorable adjustments recognized in the third quarter of fiscal 2005 due to research and development tax credits on the Company’s fiscal 2004 federal and state income tax returns that exceeded the original estimates.  The favorable factors for the three months and nine months ended January 1, 2005 were tax benefits of $5.5 million and $7.0 million, respectively.  These favorable factors were partially offset by the nondeductibility of the write-off of acquired in-process research and development related to the acquisition of HDI in the first quarter of fiscal 2005.

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal years 1996 through 2000.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

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

The combination of cash, cash equivalents and short-term and long-term investments at January 1, 2005 and April 3, 2004 totaled $1.6 billion for both periods.

We generated cash flows from operations during the first nine months of fiscal 2005.  As of January 1, 2005, we had cash, cash equivalents and short-term investments of $693.2 million and working capital of $837.9 million.  Cash provided by operations of $292.2 million for the first nine months of fiscal 2005 was $61.0 million lower than the $353.2 million generated during the first nine months of fiscal 2004.  The positive cash flow from operations in fiscal 2005 resulted primarily from net income adjusted for non-cash related items and a decrease in accounts receivable.  These items were partially offset by an increase in inventories and a decrease in deferred income on shipments to distributors as inventory in the distributor channel decreased during the period.  Accounts receivable decreased by $95.9 million from the levels at April 3, 2004, due to better linearity of shipments to distributors during the three months ended January 1, 2005 as compared to the three months ended April 3, 2004 and reduced levels of revenue.  Days sales outstanding decreased from 56 days at April 3, 2004 to 39 days at January 1, 2005.  Our inventory levels were $114.3 million higher at the end of the third quarter of fiscal 2005 compared to April 3, 2004.  The increase was due to improved yields giving us more units per wafer, shorter foundry cycle times resulting in actual wafer receipts above our forecast and shipments below forecast.  Deferred income on shipments to distributors was $48.2 million lower at January 1, 2005 compared to April 3, 2004 due to lower inventory in the channel to our distributors.

Net cash used in investing activities of $145.2 million during the first nine months of fiscal 2005 included net purchases of available-for-sale securities of $33.0 million, $50.0 million for advance wafer purchases, $44.0 million for purchases of property, plant and equipment and $18.2 million for the acquisition of HDI. Net cash used in investing activities of $270.0 million during the first nine months of fiscal 2004 included net purchases of available-for-sale securities of $240.2 million and $29.8 million for purchases of property, plant and equipment.

Net cash used in financing activities was $106.9 million in the first nine months of fiscal 2005 and consisted of $102.2 million for the acquisition of treasury stock and $52.2 million for dividend payments to stockholders.  In April, July and October 2004, our Board of Directors declared our first three quarterly common stock dividends, of $0.05 per share, which were paid in June, September and December 2004, respectively.  These items were partially offset by $47.4 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2004 period, net cash provided by financing activities was $15.6 million and consisted of $59.1 million of proceeds from the issuance of common stock under employee stock plans partially offset by $43.5 million for the acquisition of treasury stock.

Stockholders’ equity increased $123.3 million during the first nine months of fiscal 2005.  The increase was attributable to the $245.5 million in net income for the nine months ended January 1, 2005, the issuance of common stock under employee stock plans of $46.9 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan and cumulative translation adjustment totaling $35.8 million and $500 thousand from the amortization of deferred compensation related to the RocketChips acquisition.  The increase was partially offset by $50.2 million in unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, $103.0 million for the acquisition of treasury stock and $52.2 million for dividends paid to stockholders.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through December 2014.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of January 1, 2005.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of January 1, 2005, we had less than $80.0 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of January 1, 2005, the Company also has approximately $20.0 million of non-cancelable obligations to providers of electronic design automation software licenses expiring at various dates through December 2007.

In October 2004, the Company entered into an advanced purchase agreement with Toshiba Corporation (Toshiba) under which the Company has a contingent obligation to pay Toshiba up to a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement.  Each installment of $50.0 million is contingent upon Toshiba meeting specified performance milestones.  The first $50.0 million advance was paid in December 2004.  The entire $100.0 million (or any unused portion thereof) will be reduced by future wafer purchases from Toshiba and is fully refundable if Toshiba is not able to maintain ongoing production and quality criteria.

Off-Balance-Sheet Arrangements

As of January 1, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 22, 2004, the Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which was paid on June 2, 2004 to stockholders of record at the close of business on May 12, 2004.  On July 22 and October 21, 2004, the Board of Directors declared our second and third quarterly common stock dividends, of $0.05 per share, which were paid on September 1 and December 1, 2004 to stockholders of record at the close of business on August 18 and November 17, 2004, respectively.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Employee and Executive Option Grants
Year-to-Date as of January 1, 2005 and Full Year Fiscal 2004 and 2003

	2005 YTD	2004	2003
Net grants during the period as a % of outstanding shares	2.4%	2.8%	1.4%
Grants to listed officers during the period as a % of total options granted	7.4%	7.2%	8.0%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0.2%	0.1%
Cumulative options held by listed officers as a % of total outstanding options	10.8%	11.5%	13.8%

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

General Option Information

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
(Shares in thousands)
March 29, 2003	23,633	57,911	$25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	26.43
Exercised	—	(8,162)	10.07
Forfeited	1,340	(1,340)	39.36
April 3, 2004	28,707	58,123	27.13
Additional shares reserved	13,560	—	—
Granted	(9,242)	9,242	37.62
Exercised	—	(3,919)	8.14
Forfeited	846	(846)	41.21
January 1, 2005	33,871	62,600	$29.60

During the first nine months of fiscal 2005, we granted options to purchase approximately 9.2 million shares of our stock to our employees.  The net options granted after forfeitures represented 2.4% of our total outstanding shares of approximately 347 million as of the beginning of fiscal 2005.  For additional information about our employee stock option plan activity for fiscal years 2002 through 2004, please refer to the Company’s Form 10-K for the fiscal year ended April 3, 2004.

In-the-Money and Out-of-the-Money Option Information
As of January 1, 2005

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	26,568	5,979	32,547	$16.39
Out-of-the-Money (1)	19,105	10,948	30,053	$43.90
Total Options Outstanding	45,673	16,927	62,600	$29.60

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $29.67 per share at January 1, 2005.

As of January 1, 2005, the total outstanding options held by listed officers amounted to 10.8% of the approximately 62.6 million outstanding options held by all employees.

Options Granted to Listed Officers

Year-to-Date as of January 1, 2005

Individual Grants

	Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Willem P. Roelandts	300,000	3.2%	$40.11	04/05/14	$7,567,489	$19,177,503
Richard W. Sevcik	130,000	1.4%	$40.11	04/05/14	$3,279,245	$8,310,251
Kris Chellam	100,000	1.1%	$40.11	04/05/14	$2,522,496	$6,392,501
Steven D. Haynes	100,000	1.1%	$40.11	04/05/14	$2,522,496	$6,392,501
Sandeep Vij	50,000	0.5%	$40.11	04/05/14	$1,261,248	$3,196,251

(1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first nine months of fiscal 2005, options granted to the listed officers amounted to 7.4% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2004 proxy statement dated June 4, 2004.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date As of January 1, 2005

Individual Grants

	Shares Acquired on Exercise	Value Realized
			Number of Shares Underlying Unexercised Options at January 1, 2005		Value of Unexcercised In-the- Money Options at January 1, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	560,062	$12,682,970	5,556,318	1,222,769	$66,467,227	$2,450,753

(1) These amounts represent the difference between the exercise price and $29.67, the market price of Xilinx stock at January 1, 2005, for all the in-the-money options held by the listed officers.

Information as of January 1, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in thousands):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	10,807	$9.86	0
1997 Stock Plan	51,465	$33.83	31,680
1990 Employee Stock Purchase Plan	N/A	N/A	3,056
Total-Approved Plans	62,272	$29.67	34,736
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	9	$37.23	2,191
Total-All Plans	62,281	$29.67	36,927

(1)               In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807 thousand options were assumed by the Company.  Of this amount, a total of 319 thousand options, with an average weighted exercise price of $15.12, remained outstanding as of January 1, 2005.  These options are excluded from the above table.

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

•                  excess inventory at Xilinx and within the supply chain including overbuilding of OEM products;

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

Competitive Environment

•                  price and product competition, which can change rapidly due to technological innovation;

•                  major customers converting to application specific integrated circuit (ASIC) or application specific standard product (ASSP) designs from Xilinx PLDs;

•                  erosion of average selling prices;

•                  timely introduction of new products;

Technology

•                  lower gross margins due to product mix shifts and reduced manufacturing efficiency improvements;

•                  failure to retain or attract specialized technical/management personnel;

•                  timely introduction of advanced manufacturing technologies;

•                  ability to safeguard the Company’s products from competitors by means of patents and other intellectual property protections;

•                  impact of new technologies which result in rapid escalation of demand for some products in the face of equally steep declines in demand for others;

•                  ability to successfully manage multiple foundry relationships;

•                  impact of longer cycle times associated with products manufactured on 300 millimeter wafers and 90-nanometer process technology;

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

•                  catastrophes that impact the ability of our supply chain partners to operate or deliver product; and,

•                  higher costs associated with multiple foundry relationships.

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

•                  high-volume and low-cost FPGAs as programmable replacements for standard cell or custom gate array based ASICs and ASSPs;

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.”  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company will be required to implement the standard no later than the quarter that begins July 3, 2005.  The adoption of SFAS 123(R) could materially impact our results of operations.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at January 1, 2005 and January 3, 2004 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $10.0 million in a fiscal year.

Foreign Currency Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled.  Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations as they are incurred.  We did not execute material hedge transactions during the first nine months of fiscal 2004 and 2005.

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 1, 2005 and January 4, 2004 would not materially affect our financial position or results of operations.

Our investment in UMC consists of shares, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115.  The market value of our investment in UMC was approximately $248.6 million at January 1, 2005 as compared to our adjusted cost basis of approximately $239.0 million.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q (Controls Evaluation Date), under the supervision and with the participation of management, including our CEO and CFO.  In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud, if any, and confirm that appropriate corrective action, including process improvements were being undertaken.  Based upon that evaluation, our CEO and CFO concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the material information related to the Company is made known to management and that the Company’s financial statements and other disclosures in our SEC reports are reliable.

Part II.  Other Information

Item 1.  Legal Proceedings

The IRS has audited and issued proposed adjustments to the Company for fiscal years 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal years 1996 through 2000.  In addition, the IRS has proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, several issues have been settled with the IRS.  Those issues are discussed below.  As of January 1, 2005, the only substantive unresolved issue asserted by the IRS totals $8.4 million in additional taxes due and a reduction of net operating loss carryforwards of $42.6 million.

On October 1, 2004, Xilinx filed a settlement stipulation concerning the remaining issues for 1996 through 1998, other than the stock option cost sharing issue.  Xilinx agreed to increased taxable income of $9.2 million for these three years and the IRS agreed that penalties were not applicable.  Sufficient taxes were provided for this liability in prior years.  Xilinx also filed settlement stipulations for 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995.  As a result of these settlements, the Company recorded a net tax benefit of $1.5 million in the second quarter of fiscal 2005.

During the fiscal quarter ended January 1, 2005, Xilinx and the IRS agreed to settle the remaining substantive issues for 1999, 2000 and 2001 other than the stock option cost sharing issue discussed below.  Xilinx agreed to increased taxable income of $5.9 million for these three years.  Sufficient taxes were provided for this liability in prior years.  As a result of this agreement, the Company recorded a tax benefit of $3.2 million in the third quarter of fiscal 2005.

The only unresolved substantive issue, as stated above, relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Company and the IRS filed cross motions for summary judgment in 2002 relating to this stock option cost sharing issue.  On October 28, 2003, the Tax Court issued an order denying both Xilinx’s and the IRS’s cross motions for summary judgment on the stock option cost sharing issue.  In March 2003, the IRS changed its position concerning the treatment of stock options in cost sharing agreements.  The IRS now excludes stock options granted prior to the beginning of the cost sharing agreement with Xilinx Ireland.  The IRS change in position reduced the amount originally at issue on the treatment of stock options in cost sharing agreements, which was the subject of the summary judgment motions.  The Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant.  The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal years 1997 to 1998.  Post-trial briefs have been filed and Xilinx is awaiting the Tax Court’s decision.

It is premature to comment further on the likely outcome of any issues that have not been settled to date.  We believe we have meritorious defenses to the remaining adjustments and sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company filed its defenses in each case in November 2004.  Once the pleadings are closed, discovery will begin.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  By joining Xilinx SARL to this action, Rep’tronic S.A. seeks determination of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  Xilinx SARL has filed its evidence.  The hearing on this matter has been postponed until October 6, 2005.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  The lawsuit is pled as an unfair competition matter but the claims and the facts upon which they are based are essentially the same as the commercial agency claims being addressed before the High Court of Ireland.  Xilinx SARL has filed its defense.  The hearing has been set for March 23, 2005.

The Company has accrued amounts that represent anticipated payments for liability for the Rep’tronic litigation under the provisions of SFAS 5.

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the third fiscal quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 3 through November 6, 2004	497,800	$28.90	497,800	$177,090,000

November 7 through December 4, 2004	346,300	$31.50	346,300	$166,194,000

Dec. 5, 2004 through January 1, 2005	364,600	$29.85	364,600	$155,319,000

Total for the Quarter	1,208,700	$30.08	1,208,700

On April 22, 2004, the Company announced a new repurchase program of up to an additional $250.0 million of common stock.  Through January 1, 2005, the Company had repurchased $94.7 million of the $250.0 million approved for repurchase under the current program.  This share repurchase program has no stated expiration date.

Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)             Reports on Form 8-K

On October 21, 2004, Xilinx furnished a report on Form 8-K relating to its financial information for the fiscal quarter ended October 2, 2004, as presented in a press release dated October 21, 2004.

On December 13, 2004, Xilinx furnished a report on Form 8-K relating to its business update for the fiscal quarter ending January 1, 2005, as presented in a press release dated December 8, 2004.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	February 9, 2005	/s/ Kris Chellam
Kris Chellam
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)