Form 10-K
period 2005-04-02
XILINX INC
filed 2005-06-01
CIK 743988

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2005.
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒    NO ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

 The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on October 2, 2004 as reported on the NASDAQ National Market was approximately $7,411,396,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 At May 16, 2005, the registrant had 350,817,700 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 4, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

XILINX, INC.
Form 10-K
For the Fiscal Year Ended April 2, 2005

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included in Items 1.—"Business" and 3.—"Legal Proceedings" concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous risks and uncertainties including those discussed throughout this document as well as under the caption "Factors Affecting Future Results" in Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements can often be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" or other similar words. We disclaim any responsibility to update any forward-looking statement provided in this document.

ITEM 1. BUSINESS

 Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the communications, storage, server, consumer, industrial and other markets. We sell our products globally through independent domestic and foreign distributors, through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and through a direct sales management organization.

 Xilinx was founded in California in February 1984. In April 1990, the Company reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Industry Overview

 There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Almost every electronic system contains some sort of application specific integrated circuits (ASICs), which include custom gate arrays, standard cells, or programmable logic. These devices all compete with each other since they may be utilized in many of the same types of applications within electronic systems. However, variations in pricing, product performance, reliability, power consumption, density, functionality, ease of use and time-to-market determine the degree to which the devices compete for specific applications.

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

 An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	• Cellular Base Stations • Wireless Local Area Networks
	Wireline	• Metro Area Networks • Passive Optical Networks • DSL Modems
	Networking	• Switches • Routers

Storage and Servers	Storage	• Mass Storage • Storage Area Networks • Network Attached Storage
	Servers	• High Speed Servers • Computer Peripherals

Consumer, Automotive, Industrial and Other	Consumer	• Video Display Systems, Televisions • DVRs • Camera Phones
	Industrial	• Factory Automation • Medical Imaging • Test Equipment
	Automotive	• Multimedia Systems • GPS Navigation Systems • Voice Recognition
	Military	• Satellite Surveillance • Radar and Sonar Systems • Secure Communications

Products

 Integral to the future success of our business is the timely introduction of new products that address customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, these products form a comprehensive programmable logic solution. A brief overview of these products follows. Our product families mentioned in the table below are not all inclusive but they comprise the majority of revenues. They are our newest product families and are currently being designed into our customers' next generation products. Some of our more mature product families have been excluded from the table although they continue to generate revenue. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

FPGAs	Date Introduced	Densities	Process Technology	Voltage

Virtex-4™	June 2004	12K to 200K Logic Cells	90nm	1.2v

Virtex-II Pro™	March 2002	3K to 99K Logic Cells	130nm	1.5v

Virtex-II™	January 2001	576 to 104K Logic Cells	150nm	1.5v

Virtex™-E	September 1999	1.7K to 73K Logic Cells	180nm	1.8v

Spartan™-3E	March 2004	2.2K to 33.2K Logic Cells	90nm	1.2v

Spartan-3™	April 2003	1.7K to 74.9K Logic Cells	90nm	1.2v

Spartan-II™E	November 2001	1.7K to 15.6K Logic Cells	150nm	1.8v

Spartan-II™	January 2000	432 to 5.3K Logic Cells	180nm	2.5v

CPLDs	Date Introduced	Densities	Process Technology	Voltage

CoolRunner-II™	January 2002	32 to 512 Macrocells	180nm	1.8v

CoolRunner™	August 1999	32 to 512 Macrocells	350nm	3.3v

XC9500XL	September 1998	36 to 288 Macrocells	350nm	3.3v

  Virtex FPGAs

 The 17 device Virtex-4 FPGA Family consists of three platforms: LX, FX and SX. Virtex-4 LX FPGAs are optimized for logic-intensive designs, Virtex-4 SX FPGAs are optimized for high-performance digital signal processing (DSP), and Virtex-4 FX FPGAs are optimized for high-speed serial connectivity and embedded processing. These platforms enable customers to select the optimal mix of resources for their particular application. Virtex-4 devices are produced on 90-nanometer process technology delivered on 300mm wafers.

 The Virtex-II Pro FPGA family consists of nine devices. The family includes IBM PowerPC™ processors, multi-gigabit transceivers, embedded memory, embedded software design tools and operating system support. Virtex-II Pro devices are delivered on 300mm wafers employing 130-nanometer copper process technology. The Virtex-II Pro solution enables ultra-high bandwidth system-on-a-chip (SoC) designs that were previously the exclusive domain of custom ASICs.

 The Virtex-II FPGA family is a complete platform for programmable logic that allows digital system designers to rapidly implement a single-chip solution. The Virtex-II FPGA family consists of 11 devices, all utilizing 150-nanometer process technology on 300mm wafers.

 The Virtex-E FPGA family consists of 11 devices and is delivered on 180-nanometer process technology. The original Virtex FPGA family, introduced in October 1998, includes nine 2.5-volt Virtex devices that are currently in production on 220-nanometer process technology with densities ranging from 1,728 to 27,648 logic cells.

  Spartan FPGAs

 The Spartan-3 FPGA family was the first PLD family shipping on 90-nanometer copper process technology. This family consists of eight devices that are programmable alternatives to ASICs.

 The Spartan-3E FPGA family, also shipping on 90-nanometer copper process technology, consists of five devices and is complementary to Spartan-3. Ranging from 2,160 to 33,192 logic cells, the Spartan-3E family delivers the lowest cost per logic cell. The Spartan-3E family is optimized for gate centric designs while the Spartan-3 family is optimized for I/O centric designs. Both Spartan-3 and Spartan-3E families address cost-sensitive high-volume applications.

 The Spartan-IIE family consists of seven devices and is delivered on 150-nanometer process technology. The Spartan-II family has seven devices shipping on 180-nanometer process technology.

 The Spartan™-XL family consists of five devices with up to 1,862 logic cells on 250-nanometer process technology operating at 3.3 volts. The original Spartan™ family was introduced in early 2000. It has five devices shipping with densities up to 1,862 logic cells on 350-nanometer process technology operating at 3.5 volts.

  EasyPath

 EasyPath FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, conversion engineering effort or the additional time required to move to an ASIC. EasyPath FPGAs are available for the higher density devices of the Virtex-II and Virtex-II Pro families. EasyPath FPGAs will also be available for the higher densities of Spartan-3 and Virtex-4 families. Customers purchasing EasyPath FPGAs must meet certain minimum order requirements and pay a custom test generation charge.

  CPLDs

 The XC9500, XC9500XL and XC9500XV product families offer low cost, high speed and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively.

 In August 1999, we acquired Philips Semiconductors' line of low power CPLDs called the CoolRunner family. The CoolRunner family line was the first family of CPLD products to combine very low power with high speed, high density and high I/O counts in a single device. This family has six devices shipping on 350-nanometer process technology. CoolRunner CPLDs also use far less dynamic power during actual operation compared to conventional CPLDs, an important feature for today's mobile computing applications.

 The CoolRunner-II family is a next-generation family with six devices shipping on 180-nanometer process technology. CoolRunner-II CPLDs contain enhanced power management and system features at no performance or cost penalty to the customer. We believe these devices are ideal for both performance-intensive applications as well as power conscious designs targeting the growing consumer electronics markets.

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

 The Xilinx ISE™ (Integrated Software Environment) family fits a wide range of customer needs. ISE also integrates with a wide range of third-party electronic design automation (EDA) software offerings and point-tool solutions to deliver the most flexible design environment available.

 All Xilinx FPGA and CPLD device families are supported by ISE, including the newest Virtex-4, Spartan-3E and CoolRunner-II device families.

  IP Cores

 We also offer IP cores for commonly used complex functions. LogiCORE™ products, which are developed and supported by Xilinx, together with AllianceCORE™ IP cores from third-party participants, enable customers to shorten development time, reduce design risk and obtain superior performance for their designs. LogiCORE products include solutions for designers building products in the areas of DSP, network line cards and backplanes, PCI Express™ and advanced switching, Rapid IO, ethernet, and embedded processing with both PowerPC processor and MicroBlaze™, a 32-bit soft processor core. Xilinx also offers a CORE Generator™ system which allows customers to implement various IP cores into our PLDs with predictable and repeatable performance and a System Generator™ for DSP tool which allows system architects to quickly model and implement DSP functions, and features an interface to third-party system level DSP design tools.

  Configuration Solutions

 Through our Configuration Solutions Group, Xilinx offers a range of one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. The PlatformFlash PROM (programmable read only memory) family is our newest offering. This family ranges in density from 1 to 32 megabits and offers full in-system programmability at the lowest cost per megabit of any Xilinx configuration solution. Older solutions include our XC1700 family (one-time programmable with density up to 16 megabits), and the XC1800 family (in system programmable with density up to 4 megabits). Our PROM solutions support all of our FPGA devices.

  Global Services

 To extend our customers' technical capabilities and shorten their design times, we offer a portfolio of global services, which includes Education, Design and Support Services. In addition, we offer www.mysupport.xilinx.com, a personalized online technical resource.

 Please see information under the caption "Results of Operations—Net Revenues" in Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our classes of products.

Research and Development

 Our research and development activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of IP cores of logic and the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance improvements and lowering power consumption. As a result of our research and development efforts, we have introduced a number of new products during the past several years including the Virtex-4 platform of FPGAs, the Spartan-3 FPGA series and EasyPath devices, as well as major enhancements to our IP core offerings and the introduction of new versions of our ISE software. Furthermore, we extended our collaboration with our foundry suppliers in the development of 90 and 65 nanometer complementary metal oxide semiconductor (CMOS) manufacturing technology and beyond and are one of the first companies in the industry to have moved aggressively to 300mm wafer technology for cost reduction.

 Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2005, 2004 and 2003, our research and development expenses were $307.4, $247.6 million and $222.1 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Acquisition

 In June 2004, we completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance FPGA design. The total purchase price for HDI was $20.7 million in cash plus $275 thousand of acquisition related costs.

Sales and Distribution

 We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or subcontract manufacturers.

 We use a dedicated global sales and marketing organization as well as independent sales representatives to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts with independent sales representatives often addressing those customers in defined territories. Distributors create demand within the balance of our customer base. Distributors also provide vendor managed inventory, value added services and logistics for a wide range of our OEM customers.

 Whether Xilinx, the independent sales representative, or the distributor identifies the sale opportunity, a local distributor will process and fulfill the majority of all orders from customers. Distributors are the legal sellers of the products and as such they bear all risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, as well as foreign currency fluctuations.

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

 The Memec Group (Memec) and Avnet, Inc. (Avnet) distribute the substantial majority of our products worldwide. No end customer accounted for more than 10% of net revenues in fiscal 2005, 2004 or 2003. As of April 2, 2005, two distributors (Memec and Avnet) accounted for 59% and 29% of total accounts receivable, respectively. As of April 3, 2004, Memec and Avnet accounted for 59% and 22% of total accounts receivable, respectively. Resale of product through Memec accounted for 49%, 47% and 45% of worldwide net revenues in fiscal 2005, 2004 and 2003, respectively. Resale of product through Avnet accounted for 27%, 31% and 32% of worldwide net revenues in fiscal 2005, 2004 and 2003, respectively. On April 26, 2005, Avnet and Memec announced that they have reached a definitive agreement for Avnet to acquire Memec. The transaction is expected to close within 60 to 90 days from the date of the announcement, subject to regulatory approval. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors in specific geographies, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See Note 2 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk. Please also see Note 12 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for financial information about our revenues from external customers and domestic and international operations.

Backlog

 As of April 2, 2005, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $157.0 million. As of April 3, 2004, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $215.0 million. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, end customer backlog to distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

 As a fabless semiconductor company, we do not manufacture wafers used for our products. Rather, we purchase wafers from multiple foundries including United Microelectronics Corporation (UMC), Toshiba Corporation (Toshiba) and Seiko Epson Corporation (Seiko). Currently, UMC manufactures the substantial majority of our wafers. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by our periodic negotiations with the wafer foundries.

 Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of leading-edge process technologies. As a result, we have entered into agreements with UMC, Toshiba and Seiko as discussed below.

 In September 1995, we entered into a joint venture with UMC and other parties to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC) (see Note 3 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data"). In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a certain percentage of our original UMC shares.

 In fiscal 1997, we signed a wafer purchasing agreement with Seiko that was amended in fiscal 1998, 1999 and 2000. Seiko manufactures wafers for our older, more mature product lines.

 In October 2004, we entered into an advanced purchase agreement with Toshiba under which we have a contingent obligation to pay Toshiba up to a total of $100.0 million in installments for advance payment of silicon wafers produced under the agreement. The first $50.0 million advance was paid in December 2004. Future installments are contingent upon Toshiba meeting specified performance milestones. The entire $100.0 million (or any unused portion thereof) will be reduced by future wafer purchases from Toshiba and is fully refundable on or about December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced.

Sort, Assembly and Test

 Wafers purchased are sorted by the foundry, independent sort subcontractors, or by Xilinx. Sorted wafers are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by Xilinx personnel at our San Jose, California, Dublin, Ireland or Singapore facilities or by independent test subcontractors. We purchase most of our assembly and some of our testing services from Siliconware Precision Industries Ltd. (SPIL) in Taiwan and from Amkor Technology, Inc. in Korea and the Philippines.

Quality Certification

 Xilinx achieved ISO 9001 quality certification in 1995 in San Jose, California, in 2001 in Dublin, Ireland and in 2004 in Longmont, Colorado, the main site for our software development efforts. In addition, the San Jose and Dublin locations have achieved ISO 14001, TL 9000 and ISO/TS 16949:2002 quality certifications.

Patents and Licenses

 While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. Through April 2, 2005, we held 1,117 issued United States patents, which vary in duration, relating to our products. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. However, any such litigation may not be successful.

 We have acquired various software licenses that permit us to grant sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design.

Employees

 As of April 2, 2005, we had 3,050 employees compared to 2,770 at the end of the prior year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Competition

 Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice), from the ASIC market, which has been ongoing since the inception of FPGAs, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

  •
  product pricing;
  •
  time-to-market;
  •
  product performance, reliability, quality, power consumption and density;
  •
  field upgradability;
  •
  adaptability of products to specific applications;
  •
  ease of use and functionality of software design tools;
  •
  functionality of predefined IP cores of logic;
  •
  inventory management;
  •
  access to leading-edge process technology; and
  •
  ability to provide timely customer service and support.

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
  •
  ASICs and ASSPs with incremental amounts of embedded programmable logic;
  •
  high-speed, low-density complex programmable logic devices (CPLDs);
  •
  ASIC products including standard cell, structured ASIC and custom gate array products;
  •
  products with embedded processors;
  •
  products with embedded multi-gigabit transceivers; and
  •
  other new or emerging programmable logic products.

 Several companies have introduced products that compete with ours or have announced their intention to enter the PLD segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

 The benefits of programmable logic have attracted a number of competitors to the market segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of our IC products. We believe that automation and ease of design are significant competitive factors in the PLD market segment.

 We could also face competition from our licensees. We have granted limited rights to other companies with respect to certain of our older technology which may enable them to manufacture and market products which may be competitive with some of our older products.

 In conjunction with Xilinx's settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement for many of each company's patents through July 2006.

Executive Officers of the Registrant

 Certain information regarding each of Xilinx's executive officers is set forth below:

Name	Age	Position
Willem P. Roelandts	60	President, Chief Executive Officer and Chairman of the Board of Directors
Kris Chellam	54	Senior Vice President, Finance and Chief Financial Officer
Steven D. Haynes	54	Senior Vice President, Worldwide Sales and Services
Thomas R. Lavelle	55	Vice President, General Counsel and Secretary
Boon C. Ooi	51	Vice President, Worldwide Operations
Richard W. Sevcik	57	Executive Vice President and General Manager and a Director
Sandeep S. Vij	39	Vice President, Worldwide Marketing

 There are no family relationships among the executive officers of the Company or the Board of Directors.

 Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996, Mr. Roelandts was appointed to the additional position of President of the Company and assumed the role of Chairman of the Board of Directors on August 7, 2003 upon the retirement of Bernard V. Vonderschmitt. Prior to joining the Company, he served at Hewlett-Packard Company, a technology solutions provider, as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992. Mr. Roelandts joined the Board of Directors of Applied Materials, Inc. in March 2004.

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

 Thomas R. Lavelle joined the Company in August 1999 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Lavelle spent more than 15 years at Intel Corporation serving in a variety of positions, including group counsel for a number of Intel organizations. From 1992 to 1993, Mr. Lavelle served as Vice President and General Counsel for NeXT Inc.

 Boon C. Ooi joined the Company in November 2003 as Vice President, Worldwide Operations. He has overall responsibility for worldwide manufacturing, testing and package development for Xilinx programmable logic devices. Mr. Ooi also oversees strategic management of the Company's semiconductor foundry and packaging suppliers. Prior to joining the Company, Mr. Ooi spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President of the Corporate Technology Group and Director of Operations.

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

 Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing and General Manager in October 1996. Mr. Vij assumed his current position of Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation, a semiconductor company, in a variety of marketing roles. Mr. Vij also serves as a director of Coherent Inc.

Additional Information

 Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings on our investor relations website are available free of charge. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

ITEM 2. PROPERTIES

 Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and final testing groups are located in San Jose, California. The site consists of adjacent buildings providing 588,000 square feet of space, which we own. In February 2000, we purchased 87 acres of land in South San Jose near our corporate facility. At present, we do not have any plans for development of this land.

 In addition, we own a 228,000 square foot administrative, research and development and final testing facility in the metropolitan area of Dublin, Ireland. The Irish facility serves as our regional headquarters in Europe and is primarily used for final testing of our products and to service our customer base in Europe.

 In April 2004, we entered into a sublease on a 15,000 square foot facility in Singapore, which serves as our regional headquarters in Asia. The Singapore facility is primarily used for final testing of our products and to support our customers in Asia Pacific and Japan. We believe that we may need to lease or build additional space in Singapore to accommodate any future expansion of the regional headquarters in Asia.

 We also own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of research and development, manufacturing and quality control. In addition, we also own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is being partially leased to tenants under short-term lease agreements and partially used by the Company.

 We own a 45,000 square foot facility in Albuquerque, New Mexico used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for our engineering design centers in Minneapolis, Minnesota and Austin, Texas.

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

ITEM 3. LEGAL PROCEEDINGS

Internal Revenue Service

 The Internal Revenue Service (IRS) has audited and issued proposed adjustments to the Company for fiscal 1996 through 2001. The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal 1996 through 2000. In addition, the IRS has proposed adjustments to our net operating loss for fiscal 2001. To date, several issues have been settled with the IRS. Those issues are discussed below. As of April 2, 2005, the only substantive unresolved issue asserted by the IRS totals $16.0 million in additional taxes due, which relates to a stock option cost sharing issue.

 On October 1, 2004, we filed a settlement stipulation concerning the remaining issues for fiscal 1996 through 1998, other than the stock option cost sharing issue discussed below. We agreed to increased taxable income of $9.2 million for these three years and the IRS agreed that penalties were not applicable. Sufficient taxes were provided for this liability in prior years. We also filed settlement stipulations for fiscal 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995. As a result of these settlements, we recorded a net tax benefit of $1.5 million in the second quarter of fiscal 2005.

 During the fiscal quarter ended January 1, 2005, Xilinx and the IRS agreed to settle the remaining substantive issues for fiscal 1999, 2000 and 2001 other than the stock option cost sharing issue discussed below. Xilinx agreed to increased taxable income of $5.9 million for these three years, and the IRS agreed that penalties were not applicable. Sufficient taxes were provided for this liability in prior years. As a result of this agreement, the Company recorded a tax benefit of $3.2 million in the third quarter of fiscal 2005.

 The only unresolved substantive issue, as stated above, relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal 1997 and 1998. Shortly before the trial, the Tax Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant. Post-trial briefs have been filed and we are awaiting the court's decision.

 It is premature to comment further on the likely outcome of the stock option cost sharing issue. We believe we have meritorious defenses to the remaining adjustments and that sufficient taxes have been provided.

 Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Rep'tronic

 The Company allowed sales representative agreements with three related European entities, Rep'tronic S.A., Rep'tronic España, and Acsis S.r.l., a Rep'tronic Company (collectively Rep'tronic) to expire pursuant to their terms on March 31, 2003. In May 2003, Rep'tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep'tronic and the Company. On March 31, 2004, Rep'tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency. The Company filed its defenses in each case in November 2004. Once the pleadings are closed, discovery will begin.

 On January 21, 2004, Rep'tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep'tronic S.A. employees against Rep'tronic S.A. for unfair dismissal. By joining Xilinx SARL to this action, Rep'tronic S.A. seeks determination of whether the employees of Rep'tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement. Xilinx SARL has filed its evidence. The hearing on this matter has been postponed until October 6, 2005.

 On February 10, 2004, Rep'tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles. Rep'tronic alleges that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx's activities to continue its business in the territory. The hearing was held March 23, 2005 at which Xilinx SARL defended the claims against it on procedural and factual grounds. The parties are awaiting the court's decision.

 The Company has accrued amounts that represent anticipated payments for liability for the Rep'tronic litigation under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 5 (SFAS 5), "Accounting for Contingencies."

Other Matters

 From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ National Market System under the symbol XLNX. As of May 6, 2005, there were approximately 1,152 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by the Company to be over 160,000.

 The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by the NASDAQ National Market System:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$40.22	$31.53	$30.51	$23.41
Second Quarter	31.53	25.44	32.29	24.78
Third Quarter	32.95	26.68	39.05	27.98
Fourth Quarter	31.92	26.29	42.90	35.25

 In each quarter of fiscal 2005, we paid a cash dividend of $0.05 per common share, for a total of $0.20 per common share for the year. No cash dividends were paid on our common stock in fiscal 2004.

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth fiscal quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
January 2 to February 5, 2005	347	$28.11	347	$145,583
February 6 to March 5, 2005	367	$29.74	367	$134,659
March 6 to April 2, 2005	365	$29.96	365	$123,747

Total for the Quarter	1,079	$29.27	1,079

 On April 22, 2004, we announced a repurchase program of up to $250.0 million of common stock. Through April 2, 2005, the Company had repurchased $126.3 million of the $250.0 million approved for repurchase under the current program. This share repurchase program has no stated expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data
Five years ended April 2, 2005
(In thousands, except per share amounts)

	2005(5)	2004(4)	2003(3)	2002(2)	2001(1)
Net revenues	$1,573,233	$1,397,846	$1,155,977	$1,015,579	$1,659,358
Operating income (loss)	372,040	327,135	155,669	(24,750)	384,053
Income (loss) before income taxes	400,544	350,544	169,872	(192,954)	61,103
Provision (benefit) for income taxes	87,821	47,555	44,167	(79,347)	25,845
Net income (loss)	312,723	302,989	125,705	(113,607)	35,258
Net income (loss) per common share:
Basic	$0.90	$0.89	$0.37	$(0.34)	$0.11
Diluted	$0.87	$0.85	$0.36	$(0.34)	$0.10
Shares used in per share calculations:
Basic	347,810	341,427	337,069	333,556	328,196
Diluted	358,230	354,551	348,622	333,556	353,345
Cash dividends declared per common share	$0.20	$—	$—	$—	$—

(1)
Income before income taxes includes a write-down of $362,124 on UMC investment and $14,797 of goodwill amortization.

(2)
Loss before income taxes includes a write-down of $191,852 on UMC investment, $29,821 of goodwill amortization, $25,336 impairment loss on intangibles and other assets and a lawsuit settlement gain of $19,400.

(3)
Income before income taxes includes an impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $10,425.

(4)
Income before income taxes includes an impairment loss on excess facilities of $3,376, a loss related to litigation settlement and contingency of $6,400 and a write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend Corporation. Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement.

(5)
Income before income taxes includes a write-off of acquired in-process research and development of $7,198 related to the acquisition of HDI and impairment loss on investments of $3,099.

Consolidated Balance Sheet Data
Five Years Ended April 2, 2005
(In thousands)

	2005	2004	2003	2002	2001
Working capital	$1,167,970	$965,657	$888,551	$819,432	$766,418
Total assets	3,039,196	2,937,473	2,421,676	2,335,360	2,502,196
Stockholders' equity	2,673,508	2,483,062	1,950,739	1,903,740	1,918,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."

Cautionary Statement

 The statements in this Management's Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Factors Affecting Future Results" and elsewhere in this document. Forward-looking statements can often be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" or other similar words. We disclaim any responsibility to update any forward-looking statement provided in this document.

Nature of Operations

 We design, develop and market programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the communications, storage, server, consumer, industrial and other markets. We sell our products globally through independent domestic and foreign distributors, through direct sales to OEMs by a network of independent sales representative firms and through a direct sales management organization.

Critical Accounting Policies and Estimates

 The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission (SEC) has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include: valuation of marketable and non-marketable securities, which impacts losses on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

  Valuation of Marketable and Non-marketable Securities

 The Company's short-term and long-term investments include marketable and non-marketable equity and debt securities. At April 2, 2005, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $246.1 million and strategic investments in non-marketable equity securities of $18.2 million. In determining if and when a decline in market value below adjusted cost of marketable equity and debt securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments. In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee's need for possible additional funding at a lower valuation. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period's operating results to the extent of the decline. Based on our evaluation, we recorded impairment losses on investments on our consolidated statements of income, related to our investments in private companies of $3.1 million and $10.4 million in fiscal 2005 and 2003, respectively.

  Revenue Recognition

 Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers. As of April 2, 2005, approximately 90% of our products are sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Reported information includes product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate the data and verify that the reported information is accurate. The effects of distributor price adjustments are recorded as a reduction to deferred income on shipments to distributors reflecting the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

 Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with our direct customers.

 Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from support products, which includes software and services sales, was less than 8% of net revenues for all of the periods presented.

 Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

  Valuation of Inventories

 Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. We review and set standard costs quarterly at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

  Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

 Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or appraisals.

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

  Goodwill

 As required by SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and written down when impaired. We perform an annual impairment review in the fourth quarter of each year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2005, there was no impairment of goodwill in fiscal 2005. Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend Corporation (Triscend) and HDI goodwill will be performed and completed in the fourth quarter of fiscal 2006. To date, no impairment indicators have been identified.

  Accounting for Income Taxes

 Xilinx is a multinational corporation operating in multiple tax jurisdictions. We must apply the appropriate tax rates based on the pretax income for each of these jurisdictions. We undergo routine audits by taxing authorities regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax audits often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

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

 We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 2, 2005 and April 3, 2004, we had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

Results of Operations

 The following table summarizes the results of our operations as a percentage of net revenues for the fiscal years indicated:

	2005	2004	2003
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.6	37.9	41.0

Gross Margin	63.4	62.1	59.0

Research and development	19.6	17.7	19.2
Selling, general and administrative	19.3	19.1	20.4
Amortization of acquisition-related intangibles	0.4	0.7	1.2
Impairment loss on excess facilities and equipment	0.0	0.2	4.7
Litigation settlement and contingency	0.0	0.5	0.0
Write-off of acquired in-process research and development	0.5	0.5	0.0

Operating Income	23.6	23.4	13.5

Impairment loss on investments	(0.2)	0.0	(0.9)
Interest income and other, net	2.0	1.7	2.1

Income Before Income Taxes	25.4	25.1	14.7
Provision for income taxes	5.5	3.4	3.8

Net Income	19.9%	21.7%	10.9%

Net Revenues

	2005	Change	2004	Change	2003
	(In thousands)
Net revenues	$1,573,233	13%	$1,397,846	21%	$1,155,977

 Our net revenues increased 13% in fiscal 2005 compared to fiscal 2004. The increase was due to strength of our New Products in Communications, Consumer and Automotive and Industrial and Other end markets. Our net revenues increased 21% in fiscal 2004 compared to fiscal 2003 due to strong customer demand for our New Products and continued growth in our Consumer and Automotive and Industrial and Other end markets. The increases in net revenues in both fiscal 2005 and 2004 were due to increased unit sales, partially offset by normal declines in average unit selling prices. No end customer accounted for more than 10% of net revenues for any of the periods presented.

  Net Revenues by Product

 We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology. The most recent adjustment was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005. Amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and include the Spartan-3, Spartan-3E, Spartan-IIE™, Virtex-4, Virtex-II Pro, EasyPath and CoolRunner-II product lines. Mainstream Products include the CoolRunner, Spartan-II, SpartanXL, Virtex-II, Virtex-E and Virtex product lines. Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and Spartan families. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs—programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

 Net revenues by product categories for the fiscal years indicated were as follows:

	2005	% of Total	% Change	2004	% of Total	% Change	2003	% of Total
	(In millions)
New Products	$277.1	18	207	$90.2	6	594	$13.0	1
Mainstream Products	912.6	58	0	911.0	65	17	779.4	68
Base Products	280.6	18	(7)	300.3	22	3	292.5	25
Support Products	102.9	6	7	96.3	7	35	71.1	6

Total Net Revenues	$1,573.2	100	13	$1,397.8	100	21	$1,156.0	100

 The increase in net revenues of New Products for both fiscal 2005 and 2004 compared to their respective prior fiscal years was due to the strong market acceptance of these products, primarily Virtex-II Pro, Spartan-3 and Spartan-IIE across a broad base of applications, including wireless communications, networking and consumer.

 The relatively flat performance of Mainstream Products in fiscal 2005 was due to strength in Consumer and Automotive end market offset by weakness in Storage and Servers end market. The weakness in Storage and Servers end market was related to the product lifecycle transitions within our large storage accounts. The increase in Mainstream Products in fiscal 2004 was driven by growth from Spartan-II and Virtex-II as demand from storage, networking, and communications led to significant growth in these two products.

 The decline in Base Products in fiscal 2005 was due to lower demand for older generation products as they progress into the mature stage of their lifecycles. The small revenue growth in fiscal 2004 was due to improved market conditions.

 Lastly, Support Products grew in fiscal 2005 and 2004 compared to the prior year periods mainly due to improvement in design services, software and configuration solutions (serial PROMs). PROM memories are used primarily to configure FPGAs. As a result, PROM revenues generally follow the FPGA revenue trends.

  Net Revenues by Geography

 Geographic revenue information is based on the geographic location where we shipped our products to distributors or OEMs. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

	2005	% of Total	% Change	2004	% of Total	% Change	2003	% of Total
	(In millions)
North America	$655.1	42	11	$592.5	42	6	$559.0	48
Europe	326.1	21	21	270.3	19	6	254.3	22
Japan	224.1	14	10	203.6	15	15	176.4	15
APAC/ROW	367.9	23	11	331.4	24	99	166.3	15

Total Net Revenues	$1,573.2	100	13	$1,397.8	100	21	$1,156.0	100

 All geographies in fiscal 2005 showed double digit percentage increases in net revenues. Europe displayed the strongest growth of 21% as a result of increased demand from wireless 3G base stations and automotive telematics. In fiscal 2004, Europe grew partly due to strength in industrial, automotive and wireless communication applications.

 The increased net revenues for both North America and Asia Pacific/Rest of World (APAC/ROW) in fiscal 2005 were due to continued strength in the networking, wireless communication and consumer applications. The improvement of North America revenue in fiscal 2004 was due to the growth in the Communications and Storage and Servers end markets, which benefited from an improved economy. In fiscal 2004, APAC/ROW grew due to consumer-based applications and the transfer of manufacturing by North American and European OEMs to Asia Pacific. For Japan, the increased net revenues in both fiscal 2005 and 2004 were largely due to digital consumer applications.

  Net Revenues by End Markets

 Our end market revenue data is derived from our understanding of our end customers' primary markets. In order to better reflect our diversification efforts and to provide more detailed end market information, we split the category formerly called "Consumer, Industrial and Other" into two components: "Consumer and Automotive" and "Industrial and Other" beginning with the quarter ended January 1, 2005.

 As a result, we classify our net revenues by end markets in four categories: Communications, Storage and Servers, Consumer and Automotive and Industrial and Other. Since historical comparisons of the two new categories are not available, we combined them in the table below to show their aggregated changes over the three fiscal years. The percentage change calculation in the table below represents the year to year dollar change in each end market. We will begin to show historical comparisons of the two new categories when available. Net revenues by end markets for the fiscal years indicated were as follows:

	2005	% Change	2004	% Change	2003
	(% of total net revenues)
Communications	50%	12	50%	12	55%
Storage and Servers	14	(15)	19	5	21
Consumer, Automotive, Industrial and Other	36	30	31	56	24

Total Net Revenues	100%	13	100%	21	100%

 The growth in Communications end market was a reflection of increased demand in wired, wireless and networking applications during fiscal 2005. Similarly, the growth in fiscal 2004 compared to fiscal 2003 was due to recovery in demand during the latter part of fiscal 2004 driven by wireless and networking applications.

 As expected, the Storage and Servers end market declined in fiscal 2005 as a result of broad-based weakness as well as product lifecycle transitions within our large storage accounts. Storage and Servers revenues increased in fiscal 2004 largely due to several customer designs entering production. Storage and Servers business is expected to see further decline in fiscal 2006 albeit at a slower rate than in fiscal 2005.

 The combined category of Consumer, Automotive, Industrial and Other grew 30% in fiscal 2005 and 56% in fiscal 2004. The strong growth in this category was due to increased acceptance of programmable logic solutions in digital consumer, defense and automotive applications.

Gross Margin

	2005	Change	2004	Change	2003
	(In thousands)
Gross margin	$996,949	15%	$867,878	27%	$682,426
Percentage of net revenues	63.4%		62.1%		59.0%

 The gross margin improvement of 1.3 percentage points in fiscal 2005 compared to fiscal 2004 was due to improved yields and manufacturing costs in our New Products and high volume Mainstream Products. Similarly, the gross margin improvement of 3.1 percentage points in fiscal 2004 compared to fiscal 2003 was largely due to improved costs from the migration to 300-millimeter wafer production.

 Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing. We expect to mitigate these risks by continuing to improve yields on process technologies of 130 nanometers and below.

 Sales of inventory previously written off were not material during fiscal 2005, 2004 or 2003.

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

Research and Development

	2005	Change	2004	Change	2003
	(In thousands)
Research and development	$307,448	24%	$247,609	12%	$222,139
Percentage of net revenues	20%		18%		19%

 The increase in research and development (R&D) expenses from fiscal 2004 to fiscal 2005 was primarily related to higher mask and wafer expenses for development of new products and additional resources for next generation products and IP development related to new market opportunities such as DSP and embedded processing.

 The increase in R&D expenses from fiscal 2003 to fiscal 2004 was primarily related to continued expansion of R&D investment in process technology, product features and next generation products.

 We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 90 and 65-nanometer and more advanced process technologies, IP cores, DSP, embedded processing and the development of new design and layout software.

Selling, General and Administrative

	2005	Change	2004	Change	2003
	(In thousands)
Selling, general and administrative	$303,595	14%	$266,664	13%	$235,347
Percentage of net revenues	19%		19%		20%

 The increase in selling, general and administrative (SG&A) expenses in fiscal 2005 compared to fiscal 2004 was attributable to start-up costs for our new regional headquarters in Singapore, tax litigation costs, Sarbanes-Oxley Section 404 compliance costs and commissions associated with higher revenues.

 The increase in SG&A expenses from fiscal 2003 to fiscal 2004 was primarily related to increased commissions associated with higher revenues, expenses related to increased sales resources in key markets and marketing activities to support the increased complexity of our products and breadth of new markets.

Amortization of Acquisition-Related Intangibles

 Amortization expense for all acquisition-related intangible assets for fiscal 2005, 2004 and 2003 was $6.7 million, $9.8 million and $15.3 million, respectively, primarily related to intangible assets arising from the RocketChips, Triscend and HDI acquisitions. Amortization expense for these intangible assets has declined from the comparable prior year periods due to the complete amortization of certain intangible assets associated with the RocketChips' acquisition.

 We expect amortization of acquisition-related intangibles to be approximately $6.5 million for fiscal 2006 compared with $6.7 million for fiscal 2005.

Impairment Losses

 The impairment losses on investments of $3.1 million and $10.4 million recognized during fiscal 2005 and 2003, respectively, were related to non-marketable equity securities in private companies. The impairment losses resulted from certain investees diluting Xilinx's investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

 The $54.7 million impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 related primarily to excess facilities owned in San Jose, California. We lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving us with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management's evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003.

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

Litigation Settlement and Contingency

 During the first quarter of fiscal 2004, we recorded a $6.4 million loss related to a litigation settlement with Aldec, Inc. and a contingent liability with Rep'tronic. See Note 13 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Write-Off of Acquired In-Process Research and Development

 In connection with the acquisition of HDI in the first quarter of fiscal 2005, approximately $7.2 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects, as well as the Triscend development project referred to below, had identifiable technological risk factors indicating that successful completion, although expected, was not assured. If an identified project is not successfully completed, there is no alternative future use for the project, therefore, the expected future income will not be realized. The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

 The acquired in-process research and development components consist of hierarchical floorplanning and analysis software for high performance FPGA design. We plan to sell these products to Xilinx customers, and over time integrate them into our software product suite. These products were approximately 67% complete at the time of acquisition. At the time of the HDI acquisition, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $1.1 million. The development project was completed during the fourth quarter of fiscal 2005 at a cost that approximated the original estimate.

 In connection with the Triscend acquisition in March 2004, approximately $7.0 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. The acquired in-process research and development components consist of a graphical user interface and design implementation software. We have no further plans to fully integrate Triscend's graphical user interface and design implementation software into our products, however some elements and concepts of this technology are likely to be integrated into various software tools we supply to our customers. Triscend's tools were completed as of December 2004. Integration of some elements and concepts will likely occur between fiscal 2005 and 2006.

 To determine the value of Triscend's and HDI's in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing "core" technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 14 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

Interest Income and Other, Net

	2005	Change	2004	Change	2003
	(In thousands)
Interest income and other, net	$31,603	35%	$23,409	(5)%	$24,628
Percentage of net revenues	2%		2%		2%

 The increase in interest income and other, net from fiscal 2004 to fiscal 2005 was primarily due to higher average cash and investment balances and higher yields achieved by switching a larger portion of the investments to longer duration portfolios as well as into taxable instruments. The increase in interest income and other, net was partially offset by a decrease in portfolio capital gains as compared to fiscal 2004. The decrease from fiscal 2003 to fiscal 2004 was primarily due to miscellaneous items of other income, net. Additionally, lower interest rates in fiscal 2004 largely offset the benefit of higher average cash and investment balances compared to the prior year.

Provision for Income Taxes

	2005	Change	2004	Change	2003
	(In thousands)
Provision for income taxes	$87,821	85%	$47,555	8%	$44,167
Effective tax rate	22%		14%		26%

 The effective tax rates in all years reflect the impact of foreign income (loss) at different statutory tax rates and tax credits earned in the United States. During fiscal 2005, the Company repatriated $450.0 million of earnings from its foreign operations, on which taxes were previously provided. This resulted in the utilization of significant amounts of net operating loss carryforwards. The fiscal 2004 effective tax rate reflected a one-time benefit of $34.4 million for reversing previously provided taxes for an IRS audit that disputed the calculation of royalty payments that the Company's Ireland subsidiary paid to license the Company's technology. The IRS agreed to a stipulation in April 2004 concurring with our original royalty calculations. Without this one-time benefit, the effective tax rate for fiscal 2004 would have been 23%. The fiscal 2005 effective tax rate reflects a one-time benefit of $4.7 million for reversing previously provided taxes relating to an IRS audit.

 We are currently considering the impact of the repatriation provision contained in the American Jobs Creation Act of 2004. We expect to complete this evaluation before the end of fiscal 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500.0 million. The related potential range of income tax is between zero and $26.3 million.

 We filed petitions with the U.S. Tax Court in response to assertions by the IRS that we owed additional tax for fiscal 1996 through 2000. See Item 3. "Legal Proceedings" and Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Financial Condition, Liquidity and Capital Resources

 We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities and in UMC are available for future sale.

Fiscal 2005 Compared to Fiscal 2004

Cash, Cash Equivalents and Short-term and Long-term Investments

 The combination of cash, cash equivalents and short-term and long-term investments at April 2, 2005 and April 3, 2004 totaled $1.6 billion for both periods. As of April 2, 2005, we had cash, cash equivalents and short-term investments of $861.6 million and working capital of $1.2 billion. Cash provided by operations of $275.5 million for fiscal 2005 was $157.0 million lower than the $432.5 million generated during fiscal 2004. Decreases in cash generated by operations resulted primarily from increases in inventory, an advance wafer purchase payment of $50.0 million to Toshiba and a decrease in deferred income on shipments to distributors, which were partially offset by a decrease in accounts receivable.

 Net cash used in investing activities of $45.1 million during fiscal 2005 included $61.4 million for purchases of property, plant and equipment and $18.4 million for the acquisition of HDI, partially offset by $34.7 million of net proceeds from the sale of available-for-sale securities.

 Net cash used in financing activities was $118.3 million in fiscal 2005 consisting of $133.8 million for the acquisition of treasury stock and $69.6 million for dividend payments to stockholders. These items were partially offset by $85.1 million of proceeds from the issuance of common stock under employee stock plans.

Accounts Receivable

 Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased 14% from $249.0 million at the end of fiscal 2004 to $213.5 million at the end of fiscal 2005. The decrease was primarily attributable to better linearity of shipments to distributors during the three months ended April 2, 2005 as compared to the three months ended April 3, 2004 and a decreased level of shipments. Days sales outstanding decreased from 56 days at April 3, 2004 to 50 days at April 2, 2005.

Inventories

 Inventories increased from $102.5 million at April 3, 2004 to $185.7 million at April 2, 2005. The increase was due to an inventory build from unusually low inventory levels in fiscal 2004 for an anticipated growth in sales for the second half of calendar 2004 that did not materialize and the ramping of new products.

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

Property, Plant and Equipment

 During fiscal 2005, we invested $61.4 million in property, plant and equipment compared to $41.0 million in fiscal 2004. Primary investments in fiscal 2005 were for computer equipment, IT equipment, test equipment and building improvements.

Current Liabilities

 Current liabilities decreased from $381.1 million at the end of fiscal 2004 to $298.4 million at the end of fiscal 2005. The decrease was primarily attributable to the decrease in deferred income on shipments to distributors, accounts payable and income taxes payable. The decrease in deferred income on shipments to distributors was due to lower inventory in the distributor channel.

Stockholders' Equity

 Stockholders' equity increased $190.4 million during fiscal 2005, principally as a result of $312.7 million in net income for the year ended April 2, 2005, the issuance of common shares and treasury stock under employee stock plans of $84.5 million, $504 thousand in amortization of deferred compensation related to the RocketChips acquisition, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $51.9 million and cumulative translation adjustment of $897 thousand. The increases were partially offset by the acquisition of treasury stock of $134.6 million, as adjusted for accrued and unsettled transactions, the payment of our first full year of dividends to stockholders of $69.7 million and $55.8 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock.

Fiscal 2004 Compared to Fiscal 2003

Cash, Cash Equivalents and Short-term and Long-term Investments

 The combination of cash and cash equivalents and short-term and long-term investments at April 3, 2004 totaled $1.6 billion compared with $1.1 billion at March 29, 2003. As of April 3, 2004, we had cash, cash equivalents and short-term investments of $844.2 million and working capital of $965.7 million. Cash provided by operations of $432.5 million for fiscal 2004 was $87.5 million higher than the $345.0 million generated during fiscal 2003. Increases in cash generated by operations resulted primarily from net income adjusted for non-cash related items, and increases in accounts payable and deferred income on shipments to distributors, which were partially offset by an increase in accounts receivable.

 Net cash used in investing activities of $354.8 million during fiscal 2004 included net purchases of available-for-sale securities of $325.8 million, $41.0 million for purchases of property, plant and equipment and $20.0 million for the acquisition of Triscend, partially offset by $32.0 million of proceeds from the sale of buildings and land.

 Net cash provided by financing activities was $45.6 million in fiscal 2004 and consisted of $108.0 million of proceeds from the issuance of common stock under employee stock plans, partially offset by $62.3 million for the acquisition of treasury stock.

Accounts Receivable

 Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased 26% from $197.7 million at the end of fiscal 2003 to $249.0 million at the end of fiscal 2004. The increase was primarily attributable to the increased level of revenue and an increase in shipments late in the year.

Inventories

 Inventories decreased from $111.5 million at March 29, 2003 to $102.5 million at April 3, 2004 due to increased demand for new products, and our continued focus on supply chain management to streamline the flow of our products.

Property, Plant and Equipment

 During fiscal 2004, we invested $41.0 million in property, plant and equipment compared to $46.0 million in fiscal 2003. Primary investments in fiscal 2004 were for test equipment, computer equipment, IT equipment and software. Software investments included additional enterprise resource planning software functionality and automation of critical business processes.

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

Current Liabilities

 Current liabilities increased from $313.8 million at the end of fiscal 2003 to $381.1 million at the end of fiscal 2004. The increase was primarily attributable to the increase in accounts payable and deferred income on shipments to distributors. The increase in accounts payable was a result of increased purchases and the increase in deferred income on shipments to distributors was due to increased inventory levels at distributors, resulting from an increase in shipments to distributors later in the year.

Stockholders' Equity

 Stockholders' equity increased $532.3 million during fiscal 2004, principally as a result of $303.0 million in net income for the year ended April 3, 2004, the issuance of common shares and treasury stock under employee stock plans of $109.2 million, $3.8 million in amortization of deferred compensation related to the RocketChips acquisition, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $109.2 million, $68.4 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and by cumulative translation adjustment of $1.5 million. The increases were partially offset by the acquisition of treasury stock of $62.8 million, as adjusted for accrued and unsettled transactions.

Contractual Obligations

 The following table summarizes our significant contractual obligations at April 2, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at April 2, 2005.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations(1)	$20.5	$6.8	$7.1	$3.5	$3.1
Inventory and other purchase obligations(2)	97.2	97.2	—	—	—
Advance wafer payment to Toshiba(3)	50.0	50.0	—	—	—
Electronic design automation software licenses(4)	15.1	6.0	9.1	—	—
Intellectual property license rights obligations(5)	30.0	10.0	20.0	—	—

Total	$212.8	$170.0	$36.2	$3.5	$3.1

(1)
We lease some of our facilities and office buildings under operating leases that expire at various dates through February 2026. Rent expense, net of rental income, under all operating leases was approximately $5.0 million for fiscal 2005.

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

(3)
In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company has a contingent obligation to pay Toshiba up to a total of $100.0 million in installments for advance payment of silicon wafers produced under the agreement. The first $50.0 million advance was paid in December 2004. Future installments are contingent upon Toshiba meeting specified performance milestones. The entire $100.0 million (or any unused portion thereof) will be reduced by future wafer purchases from Toshiba and is fully refundable on or about December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced.

(4)
As of April 2, 2005, the Company has approximately $15.1 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through December 2007.

(5)
In the fourth quarter of fiscal 2005, the Company agreed to pay $10.0 million for license rights to certain intellectual property, and committed up to an additional $20.0 million to acquire, in the future, rights in additional intellectual property. License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

 As of April 2, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

 On April 22, 2004, the Board of Directors declared our first quarterly common stock dividend, of $0.05 per share, which was paid on June 2, 2004 to stockholders of record at the close of business on May 12, 2004. On July 22 and October 21, 2004 and January 20, 2005, the Board of Directors declared our second, third and fourth quarterly common stock dividends, of $0.05 per share, which were paid on September 1 and December 1, 2004 and March 2, 2005 to stockholders of record at the close of business on August 18 and November 17, 2004 and February 16, 2005, respectively. On April 21, 2005, our Board of Directors declared a cash dividend of $0.07 per common share for the first quarter of fiscal 2006. The dividend is payable on June 1, 2005 to stockholders of record on May 11, 2005. Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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
  •
  major customers converting to ASIC or ASSP designs from Xilinx PLDs;
  •
  erosion of average selling prices;
  •
  timely introduction of new products;

  Technology

  •
  lower gross margins due to product mix shifts and reduced manufacturing efficiency;
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
  •
  disruption in sales generation, order processing and logistics if a distributor materially defaults on a contract;
  •
  consolidation within the distribution channel such as the proposed merger of Avnet and Memec (See Note 16 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data");
  •
  impact of changes to current export/import laws and regulations;
  •
  volatility of the securities market, particularly as it relates to the high technology sector and our investment in UMC;
  •
  unexpected product quality issues;
  •
  global events impacting the world economy or specific regions of the world;
  •
  catastrophes that impact the ability of our supply chain to operate or deliver product; and
  •
  higher costs associated with multiple foundry relationships.

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

 Our financial condition and results of operations are increasingly dependent on the global economy. Any instability in worldwide economic environments occasioned for example, by political instability or terrorist activity could impact economic activity and could lead to a contraction of capital spending by our customers. Additional risks to us include U.S. military actions, U.S. government spending on military and defense activities, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts in Taiwan where our main wafer provider, UMC, as well as a significant number of suppliers to the semiconductor industry, end customers and contract manufacturers who provide manufacturing services worldwide, are located.

Dependence on New Products

 Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

  •
  timely completion of new product designs;
  •
  ability to generate new design wins;
  •
  ability to engage in key relationships with companies that provide synergistic products and services;
  •
  ability to utilize advanced manufacturing process technologies to circuit geometries on 90 nanometers and smaller;
  •
  achieving acceptable yields;
  •
  ability to obtain adequate production capacity from our wafer foundries and assembly subcontractors;
  •
  ability to obtain advanced packaging;
  •
  availability of supporting software design tools;
  •
  utilization of predefined IP cores of logic;
  •
  industry acceptance; and,
  •
  successful deployment of electronic systems by our customers.

 Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future. As a result, we will be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Dependence on Independent Manufacturers and Subcontractors

 During fiscal 2005, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Seiko Epson Corporation (Seiko). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

 In October 2004, we announced a strategic foundry relationship with Toshiba for the production of advanced silicon wafers in Japan beginning in the fourth quarter of fiscal 2005.

 UMC's foundries in Taiwan and Seiko's and Toshiba's foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our suppliers' or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

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

Intellectual Property

 We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against us in the future, assertions by third parties may result in costly litigation and we may not prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Potential Effect of New Accounting Pronouncements

 There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company will be required to implement the standard no later than the quarter that begins April 2, 2006. The adoption of SFAS 123(R) will materially impact our results of operations.

Sarbanes-Oxley Section 404 Compliance

 We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and identification of material weaknesses in internal control, if identified, could indicate a lack of proper controls to generate accurate financial statements. We may not identify a material weakness in future periods, and our controls necessary for continued compliance may not continue to operate effectively at all times. We also may not be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Litigation

 We are currently engaged in several legal matters. See Item 3. "Legal Proceedings."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

 Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.4 billion at April 2, 2005. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in market interest rates compared to interest rates at April 2, 2005 would not materially affect the fair value of our available-for-sale securities, and the impact on our investment portfolio would have been less than $10.0 million.

Foreign Currency Exchange Risk

 Sales to all direct OEMs and distributors are denominated in U.S. dollars.

 Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of income as they are incurred. We did not execute material hedge transactions during fiscal 2003, 2004 or 2005.

 We will enter into forward currency exchange contracts to hedge our overseas operating expenses when deemed appropriate.

 Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 2, 2005 would have been less than $10.0 million.

Equity Security Price Risk

 Our investment in marketable equity securities at April 2, 2005 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the Taiwan Stock Exchange. This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The market value of our investment in UMC was approximately $246.1 million at April 2, 2005 as compared to our adjusted cost basis of approximately $239.1 million. The value of our investment in UMC would be materially impacted if there was a significant change in the market price of the UMC shares. See Note 3 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our UMC investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
	(In thousands, except per share amounts)
Net revenues	$1,573,233	$1,397,846	$1,155,977
Costs and expenses:
Cost of revenues	576,284	529,968	473,551
Research and development	307,448	247,609	222,139
Selling, general and administrative	303,595	266,664	235,347
Amortization of acquisition-related intangibles	6,668	9,725	14,580
Impairment loss on excess facilities and equipment	—	3,376	54,691
Litigation settlement and contingency	—	6,400	—
Write-off of acquired in-process research and development	7,198	6,969	—

Total costs and expenses	1,201,193	1,070,711	1,000,308

Operating income	372,040	327,135	155,669
Impairment loss on investments	(3,099)	—	(10,425)
Interest income and other, net	31,603	23,409	24,628

Income before income taxes	400,544	350,544	169,872
Provision for income taxes	87,821	47,555	44,167

Net income	$312,723	$302,989	$125,705

Net income per common share:
Basic	$0.90	$0.89	$0.37

Diluted	$0.87	$0.85	$0.36

Shares used in per share calculations:
Basic	347,810	341,427	337,069

Diluted	358,230	354,551	348,622

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	April 2, 2005	April 3, 2004
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$449,388	$337,343
Short-term investments	412,170	506,852
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,869 and $3,989 in 2005 and 2004, respectively	213,459	248,956
Inventories	185,722	102,454
Deferred tax assets	125,342	90,386
Prepaid expenses and other current assets	80,283	60,796

Total current assets	1,466,364	1,346,787

Property, plant and equipment, at cost:
Land	61,445	61,445
Buildings	237,775	226,833
Machinery and equipment	285,445	254,854
Furniture and fixtures	45,147	38,603

	629,812	581,735
Accumulated depreciation and amortization	(285,296)	(246,621)

Net property, plant and equipment	344,516	335,114
Long-term investments	766,596	722,436
Investment in United Microelectronics Corporation	246,110	324,026
Goodwill	119,415	111,627
Acquisition-related intangibles, net	20,004	16,813
Other assets	76,191	80,670

Total Assets	$3,039,196	$2,937,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,172	$77,936
Accrued payroll and related liabilities	61,616	54,607
Income taxes payable	45,835	60,430
Deferred income on shipments to distributors	102,511	150,979
Other accrued liabilities	25,260	37,178

Total current liabilities	298,394	381,130

Deferred tax liabilities	67,294	73,281
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 350,161 shares issued and outstanding at April 2, 2005; 346,989 shares issued and 346,962 shares outstanding at April 3, 2004	3,502	3,470
Additional paid-in capital	906,929	903,991
Retained earnings	1,762,873	1,521,568
Treasury stock, at cost (no shares at April 2, 2005 and 27 shares at April 3, 2004)	—	(1,031)
Accumulated other comprehensive income	204	55,064

Total stockholders' equity	2,673,508	2,483,062

Total Liabilities and Stockholders' Equity	$3,039,196	$2,937,473

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 2, 2005	April 3, 2004	March 29, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$312,723	$302,989	$125,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,921	53,666	52,190
Amortization	11,141	14,257	20,260
Amortization of deferred compensation	504	3,767	6,390
Write-off of acquired in-process research and development	7,198	6,969	—
Net gain on sale of available-for-sale securities	(505)	(6,650)	(5,454)
Impairment loss on excess facilities	—	3,376	53,836
Impairment loss on equipment	—	—	855
Impairment loss on investments	3,099	—	10,425
Litigation settlement and contingency	—	6,400	—
Gain on sale of building	—	—	(508)
Provision (benefit) for deferred income taxes	59,552	49,974	(24,423)
Tax benefit from exercise of stock options	51,854	109,236	17,093
Changes in assets and liabilities:
Accounts receivable, net	35,490	(50,160)	(49,259)
Inventories	(83,268)	9,614	(14,858)
Deferred income taxes	(53,229)	(61,065)	20,338
Prepaid expenses and other current assets	4,509	(10,035)	45,384
Other assets	(32,116)	6,234	(4,447)
Accounts payable	(15,371)	35,867	5,008
Accrued liabilities	(5,976)	11,872	15,084
Income taxes payable	(23,572)	(83,709)	20,331
Deferred income on shipments to distributors	(48,468)	29,898	51,050

Net cash provided by operating activities	275,486	432,500	345,000

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,161,606)	(2,181,741)	(1,544,365)
Proceeds from sale or maturity of available-for-sale securities	2,196,321	1,855,933	1,228,813
Purchases of property, plant and equipment	(61,377)	(41,040)	(46,049)
Proceeds from sale of buildings and land	—	32,047	6,463
Acquisition of businesses, net of cash acquired	(18,433)	(19,997)	—

Net cash used in investing activities	(45,095)	(354,798)	(355,138)

Cash flows from financing activities:
Acquisition of treasury stock	(133,755)	(62,328)	(60,846)
Proceeds from issuance of common stock	85,064	107,974	54,643
Payment of dividends to stockholders	(69,655)	—	—

Net cash provided by (used in) financing activities	(118,346)	45,646	(6,203)

Net increase (decrease) in cash and cash equivalents	112,045	123,348	(16,341)
Cash and cash equivalents at beginning of year	337,343	213,995	230,336

Cash and cash equivalents at end of year	$449,388	$337,343	$213,995

Supplemental schedule of non-cash activities:
Issuance of treasury stock under employee stock plans	$135,618	$62,284	$68,059
Supplemental disclosure of cash flow information:
Income taxes paid (refunds received)	$52,026	$34,163	$(62,984)

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 30, 2002	336,188	$3,361	$719,747	$1,107,281	$(8,197)	$81,548	$1,903,740
Components of comprehensive income:
Net income	—	—	—	125,705	—	—	125,705
Net unrealized loss on available-for-sale securities, net of tax benefit of $67,850	—	—	—	—	—	(97,638)	(97,638)
Cumulative translation adjustment	—	—	—	—	—	1,235	1,235

Total comprehensive income							29,302

Issuance of common shares and treasury stock under employee stock plans	5,206	52	936	(14,407)	68,059	—	54,640
Acquisition of treasury stock	(2,389)	(23)	—	—	(60,403)	—	(60,426)
Deferred compensation—RocketChips	—	—	6,390	—	—	—	6,390
Tax benefit from exercise of stock options	—	—	17,093	—	—	—	17,093

Balance at March 29, 2003	339,005	3,390	744,166	1,218,579	(541)	(14,855)	1,950,739
Components of comprehensive income:
Net income	—	—	—	302,989	—	—	302,989
Net unrealized gain on available-for-sale securities, net of taxes of $47,485	—	—	—	—	—	68,359	68,359
Cumulative translation adjustment	—	—	—	—	—	1,560	1,560

Total comprehensive income							372,908

Issuance of common shares and treasury stock under employee stock plans	9,889	99	46,822	—	62,284	—	109,205
Acquisition of treasury stock	(1,932)	(19)	—	—	(62,774)	—	(62,793)
Deferred compensation—RocketChips	—	—	3,767	—	—	—	3,767
Tax benefit from exercise of stock options	—	—	109,236	—	—	—	109,236

Balance at April 3, 2004	346,962	3,470	903,991	1,521,568	(1,031)	55,064	2,483,062
Components of comprehensive income:
Net income	—	—	—	312,723	—	—	312,723
Net unrealized loss on available-for-sale securities, net of tax benefit of $38,471	—	—	—	—	—	(55,757)	(55,757)
Cumulative translation adjustment	—	—	—	—	—	897	897

Total comprehensive income							257,863

Issuance of common shares and treasury stock under employee stock plans	7,632	76	(49,420)	(1,763)	135,618	—	84,511
Acquisition of treasury stock	(4,433)	(44)	—	—	(134,587)	—	(134,631)
Deferred compensation—RocketChips	—	—	504	—	—	—	504
Cash dividends declared ($0.20 per share)	—	—	—	(69,655)	—	—	(69,655)
Tax benefit from exercise of stock options	—	—	51,854	—	—	—	51,854

Balance at April 2, 2005	350,161	$3,502	$906,929	$1,762,873	$—	$204	$2,673,508

See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

 Xilinx designs, develops and markets programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained from independent wafer manufacturers located in Taiwan and Japan. The Company is dependent on these foundries to produce and deliver wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States, Ireland and Singapore and sales offices throughout the world. The Company derives over one-half its revenues from international sales, primarily in Europe, Japan and Asia Pacific.

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

  Basis of Presentation

 The accompanying consolidated financial statements include the accounts of Xilinx and its wholly owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2005 was a 52-week year ended on April 2, 2005. Fiscal 2004 was a 53-week year ended on April 3, 2004. The additional week included in the third quarter of fiscal 2004 did not have a material effect on the results of operations. Fiscal 2003 was a 52-week year ended on March 29, 2003. Fiscal 2006 will be a 52-week year ending on April 1, 2006.

 Certain immaterial amounts from the prior years have been reclassified to conform to the current year presentation.

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

  Cash Equivalents and Investments

 Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. Short-term investments consist of tax-advantaged municipal bonds and commercial paper with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Short-term investments also include tax-advantaged auction rate securities. Long-term investments consist of U.S. Treasury notes, corporate bonds, government agency bonds and tax-advantaged municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

 The Company maintains its cash balances with various banks with high quality ratings, and investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds and U.S. Treasury notes. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non-U.S. based issuers. All investments are made pursuant to corporate investment policy guidelines. Investments include commercial paper, Euro dollar bonds, Euro dollar floaters (Euro dollar bonds with coupon resets at predetermined intervals) and offshore money market funds.

 Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at April 2, 2005 or April 3, 2004. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

 In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee's need for possible additional funding at a lower valuation. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period's operating results to the extent of the decline.

  Inventories

 Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	April 2, 2005	April 3, 2004
	(In thousands)
Raw materials	$8,589	$8,651
Work-in-process	122,788	54,633
Finished goods	54,345	39,170

	$185,722	$102,454

 The Company reviews and sets standard costs quarterly at current manufacturing costs in order to approximate actual costs. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

  Property, Plant and Equipment

 Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of two to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $51.9 million, $53.7 million and $52.2 million for fiscal 2005, 2004 and 2003, respectively.

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

 During fiscal 2003, the Company sold its former software facility in Boulder, Colorado for $6.5 million and recognized a gain of $508 thousand, which is included in interest income and other, net on the consolidated statement of income.

  Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

 The Company evaluates the carrying value of long-lived assets and certain identifiable intangible assets to be held and used for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or appraisals. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value.

  Goodwill

 As required by SFAS 142, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Based on the impairment review performed during the fourth quarter of fiscal 2005, there was no impairment of goodwill in fiscal 2005. Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend and HDI goodwill will be performed and completed in the fourth quarter of fiscal 2006. To date, no impairment indicators have been identified.

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

 Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with our direct customers.

 Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from support products, which includes software and services sales, was less than 8% of net revenues for all of the periods presented.

 Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

  Foreign Currency Translation

 The U.S. dollar is the functional currency for the Company's Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in interest income and other, net.

 The local currency is the functional currency for each of the Company's other foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of income are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

  Derivative Financial Instruments

 To reduce risk, the Company periodically enters into financial arrangements as part of the Company's ongoing asset and liability management activities. Xilinx may use derivative financial instruments to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes. For fiscal 2005 and 2004, the use of derivative financial instruments was not material to the Company's results of operations or its financial position and there were no material outstanding derivative financial instruments as of April 2, 2005 or April 3, 2004.

  Stock-Based Compensation

 The Company accounts for stock-based compensation under APB 25, "Accounting for Stock Issued to Employees" and related interpretations, using the intrinsic value method. In addition, the Company has adopted the disclosure requirements related to its stock plans according to SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148).

 As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income as reported	$312,723	$302,989	$125,705
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(109,319)	(103,075)	(114,334)

Pro forma net income	$203,404	$199,914	$11,371

Net income per share:
Basic—as reported	$0.90	$0.89	$0.37

Basic—pro forma	$0.59	$0.59	$0.03

Diluted—as reported	$0.87	$0.85	$0.36

Diluted—pro forma	$0.57	$0.56	$0.03

 The fair values of stock options and stock purchase plan rights under the Company's stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was originally developed for use in estimating a fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Calculated under SFAS 123, the per share weighted-average fair values of stock options granted during fiscal 2005, 2004 and 2003 were $17.49, $13.38 and $19.73, respectively. The per share weighted-average fair values of stock purchase rights granted under the Company's stock purchase plan during fiscal 2005, 2004 and 2003 were $10.13, $12.53 and $10.10, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal 2005, 2004 and 2003 were estimated at the date of grant using the following weighted average assumptions:

	Stock Options			Stock Purchase Plan Rights
	2005	2004	2003	2005	2004	2003
Expected life of options (years)	4.70	4.50	4.00	2.00	0.50	0.50
Expected stock price volatility	0.56	0.61	0.78	0.37 to 0.51	0.56	0.79
Risk-free interest rate	3.6%	2.8%	3.0%	1.4% to 2.7%	1.1%	1.4%
Dividend yield	0.7%	0.0%	0.0%	0.7%	0.0%	0.0%

  Income Taxes

 All income tax amounts reflect the use of the liability method under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

  Recent Accounting Pronouncements

 In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1 until further notice; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 4. The Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1 once final guidance is issued.

 In June 2004, the FASB issued EITF No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have any impact on the Company's financial condition or results of operations.

 In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95". This statement replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial reporting purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005. The Company will be required to implement the standard no later than the quarter that begins April 2, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

 The Company is currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

 In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes—Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently considering the repatriation provision. The Company expects to complete this evaluation before the end of fiscal 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500.0 million. The related potential range of income tax is between zero and $26.3 million.

  Product Warranty and Indemnification

 The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company's consolidated balance sheet:

	2005	2004
	(In thousands)
Balance at beginning of fiscal year	$5,905	$—
Provision	3,426	7,361
Utilized	(5,845)	(1,456)
Adjustments	(3,486)	—

Balance at end of fiscal year	$—	$5,905

 The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company's products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

  Concentrations of Credit Risk

 As of April 2, 2005, two distributors (Memec and Avnet) accounted for 59% and 29% of total accounts receivable, respectively. As of April 3, 2004, Memec and Avnet accounted for 59% and 22% of total accounts receivable, respectively. Resale of product through Memec accounted for 49%, 47% and 45% of worldwide net revenues in fiscal 2005, 2004 and 2003, respectively. Resale of product through Avnet accounted for 27%, 31% and 32% of worldwide net revenues in fiscal 2005, 2004 and 2003, respectively. (See Note 16). The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company's exposure to credit risk.

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

 No end customer accounted for more than 10% of net revenues in fiscal 2005, 2004 or 2003.

 The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 80% of its portfolio in AA or higher grade securities as rated by Standard & Poor's. Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At April 2, 2005, 66% and 34% of its investments in debt securities were domestic and foreign issuers, respectively, and 55% were issued by corporate entities and 45% by government agencies and municipalities.

  Dependence on Independent Manufacturers and Subcontractors

 The Company does not directly manufacture the finished silicon wafers used to manufacture its products. Xilinx receives a substantial majority of its finished wafers from one independent wafer manufacturer located in Taiwan. The Company is also dependent on a limited number of subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services.

Note 3. Investment in United Microelectronics Corporation

 In September 1995, Xilinx, UMC and other parties entered into a joint venture to construct a wafer fabrication facility in Taiwan, known as USIC. The Company made a total cumulative cash investment of $107.1 million in USIC. The investment entitled Xilinx to receive up to 31.25% of USIC's wafer capacity.

 In January 2000, USIC merged into UMC and Xilinx's equity position in USIC converted into common shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, Xilinx received approximately 222 million shares of UMC common stock, which represented approximately 2% of the combined UMC Group, and the Company recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 174 million UMC shares in five separate annual stock dividend distributions increasing the Company's investment holdings to approximately 396 million shares. The Company retains wafer capacity rights in UMC equivalent to those it previously had in USIC, so long as it retains a certain percentage of its original UMC shares. If the Company's holdings fall below the specified level, its wafer capacity rights would be prorated in accordance with the number of UMC shares held.

 Restrictions on the sale of these shares, imposed by UMC and the Taiwan Stock Exchange, began to expire in July 2000 and fully expired in January 2004. As of April 2, 2005, the entire UMC investment was unrestricted.

 At April 2, 2005, the fair value of the Company's equity investment in UMC stock totaled $246.1 million on the Company's consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

 The following table summarizes the cost basis and fair values of the investment in UMC:

	April 2, 2005		April 3, 2004
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(In millions)
Total	$239.1	$246.1	$239.0	$324.0

 During fiscal 2005, the fair value of the UMC investment decreased by $77.9 million. At April 2, 2005, the Company recorded $2.9 million of deferred tax liabilities and a net $4.2 million balance in accumulated other comprehensive income associated with the UMC investment.

Note 4. Financial Instruments

 The following is a summary of available-for-sale securities.

	April 2, 2005				April 3, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Losses Unrealized	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$195,405	$14	$(225)	$195,194	$153,899	$—	$—	$153,899
Commercial paper	344,322	—	—	344,322	98,340	—	—	98,340
Corporate bonds	357,351	2,075	(6,177)	353,249	209,770	202	(98)	209,874
Auction rate securities	129,291	—	(50)	129,241	277,998	30	(712)	277,316
Municipal bonds	377,896	432	(4,143)	374,185	426,203	2,241	(393)	428,051
U.S. Treasury notes	33,851	—	(648)	33,203	52,144	802	—	52,946
Government agency bonds	126,818	18	(2,195)	124,641	257,554	3,445	(125)	260,874
Investment in UMC	239,064	7,046	—	246,110	239,042	84,984	—	324,026
Investment—other	9	—	—	9	9	—	—	9

	$1,804,007	$9,585	$(13,438)	$1,800,154	$1,714,959	$91,704	$(1,328)	$1,805,335

Included in:
Cash and cash equivalents				$375,278				$252,021
Short-term investments				412,170				506,852
Long-term investments				766,596				722,436
Investment in UMC				246,110				324,026

				$1,800,154				$1,805,335

 The following table shows the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position, at April 2, 2005:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Money market funds	$30,436	$(225)	$—	$—	$30,436	$(225)
Corporate bonds	67,503	(355)	244,709	(5,822)	312,212	(6,177)
Auction rate securities	3,711	—	4,950	(50)	8,661	(50)
Municipal bonds	5,292	(15)	305,268	(4,128)	310,560	(4,143)
U.S. Treasury notes	—	—	33,205	(648)	33,205	(648)
Government agency bonds	30,382	(234)	92,734	(1,961)	123,116	(2,195)

	$137,324	$(829)	$680,866	$(12,609)	$818,190	$(13,438)

 The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at April 2, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

 The amortized cost and estimated fair value of marketable debt securities (commercial paper, corporate bonds, municipal bonds, U.S. Treasury notes and government agency bonds) at April 2, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$463,524	$463,013
Due after one year through five years	613,192	602,105
Due after five years through ten years	98,450	97,572
Due after ten years	65,072	66,910

	$1,240,238	$1,229,600

 Certain information related to available-for-sale securities is as follows:

	2005	2004	2003
	(In thousands)
Gross realized gains on sale of available-for-sale securities	$1,301	$7,360	$5,836
Gross realized losses on sale of available-for-sale securities	(796)	(710)	(382)

Net realized gains on sale of available-for-sale securities	$505	$6,650	$5,454

Amortization of (premiums)/discounts on available-for-sale securities	$(4,146)	$(4,427)	$(5,000)

Note 5. Balance Sheet Information

 The following table discloses those current assets and liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

	April 2, 2005	April 3, 2004
	(In thousands)
Prepaid expenses and other current assets:
Advances for wafer purchases	$41,697	$—
Advances for mask purchases	490	18,826
Deferred compensation plan	13,946	9,779
Prepaid expenses	8,621	13,576
Other	15,529	18,615

	$80,283	$60,796

Accrued payroll and related liabilities:
Accrued compensation	$53,964	$48,444
Other	7,652	6,163

	$61,616	$54,607

 No individual amounts within other accrued liabilities exceed 5% of total current liabilities at April 2, 2005 or April 3, 2004.

Note 6. Impairment Losses

 The Company recognized impairment losses on investments of $3.1 million and $10.4 million during fiscal 2005 and 2003, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted from certain investees diluting Xilinx's investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

 The $54.7 million impairment loss on excess facilities and equipment recognized during the third quarter of fiscal 2003 related primarily to excess facilities owned in San Jose, California. The Company lost a potential long-term arrangement to lease the facilities during the third quarter of fiscal 2003, leaving the Company with no near-term leasing alternatives or prospects for sale. The amount of the impairment was based on management's evaluation of future cash flows and an independent appraisal obtained during the third quarter of fiscal 2003.

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

Note 7. Commitments

 Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through February 2026. Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance. Approximate future minimum lease payments under operating leases are as follows:

Year	(In thousands)
2006	$6,797
2007	4,122
2008	3,006
2009	2,236
2010	1,295
Thereafter	3,064

$20,520

 Most of the Company's leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was approximately $5.0 million for fiscal 2005, $3.3 million for fiscal 2004 and $3.4 million for fiscal 2003.

 Other commitments at April 2, 2005 totaled approximately $97.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of April 2, 2005, the Company has approximately $15.1 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through December 2007.

 In the fourth quarter of fiscal 2005, the Company agreed to pay $10.0 million for license rights to certain intellectual property, and committed up to an additional $20.0 million to acquire, in the future, rights in additional intellectual property. License payments will be amortized over the useful life of the intellectual property acquired.

Note 8. Net Income Per Common Share

 The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 10.4 million, 13.1 million and 11.6 million common equivalent shares attributable to outstanding stock options for fiscal 2005, 2004 and 2003, respectively, that are not included in basic net income per common share.

 Outstanding out-of-the-money stock options to purchase approximately 28.9 million, 21.1 million and 22.9 million shares, for fiscal 2005, 2004 and 2003, respectively, under the Company's stock option plans were excluded by the treasury stock calculation from diluted net income per common share as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company's average share price increases and is greater than the exercise price of these options.

Note 9. Comprehensive Income

 Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the Company results from unrealized gains (losses) on its available-for-sale securities, net of taxes, and foreign currency translation adjustments.

 The components of comprehensive income are as follows

	2005	2004	2003
	(In thousands)
Net income	$312,723	$302,989	$125,705
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(55,828)	70,974	(96,078)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	71	(2,615)	(1,560)
Net change in cumulative translation adjustment	897	1,560	1,235

Comprehensive income	$257,863	$372,908	$29,302

 The components of accumulated other comprehensive income at fiscal year-ends are as follows:

	2005	2004
	(In thousands)
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(2,382)	$53,375
Accumulated cumulative translation adjustment	2,586	1,689

Accumulated other comprehensive income	$204	$55,064

 The change in the accumulated unrealized loss on available-for-sale securities, net of tax, at April 2, 2005, primarily reflects the decrease in value of the UMC investment since April 3, 2004 (see Note 3). In addition, the value of the Company's short-term and long-term debt investments decreased by $16.3 million during fiscal 2005. In accordance with SFAS 115, the Company recorded the decrease in the value of the debt investments of $16.3 million, decreased deferred tax liabilities by $6.5 million and decreased accumulated other comprehensive income by $9.8 million.

Note 10. Stockholders' Equity

  Preferred Stock

The Company's Certificate of Incorporation authorized 2 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of April 2, 2005 and April 3, 2004, no preferred shares were issued or outstanding.

  Common Stock Repurchase Program

 The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock. During the first quarter of fiscal 2005, the Company completed its $100.0 million repurchase program announced in June 2002 by repurchasing a total of 227 thousand shares of common stock for $8.3 million. In April 2004, the Board authorized the repurchase of up to an additional $250.0 million of common stock. These share repurchase programs have no stated expiration date. During fiscal 2005, 2004 and 2003, the Company repurchased a total of 4.4 million, 1.9 million and 2.4 million shares of common stock for $134.6 million, $62.8 million and $60.4 million, respectively. Through April 2, 2005, the Company had repurchased all of the common stock approved for repurchase under the $100.0 million program and $126.3 million of the $250.0 million of common stock approved for repurchase under the current program. As of April 2, 2005, the Company held no shares of treasury stock in conjunction with the stock repurchase program. Approximately 27 thousand shares of the Company's common stock were held as of April 3, 2004.

  Employee Stock Option Plans

 Under the Company's stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 94.4 million shares as of April 2, 2005, including 33.8 million shares available for future grants. Options to purchase shares of the Company's common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

 A summary of the Company's Option Plans activity, and related information are as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)
March 30, 2002	15,160	56,769	$23.45
Additional shares reserved	13,209	—	—
Granted	(5,538)	5,538	34.02
Exercised	—	(3,594)	8.06
Forfeited	802	(802)	43.58

March 29, 2003	23,633	57,911	25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	26.43
Exercised	—	(8,162)	10.07
Forfeited	1,340	(1,340)	39.36

April 3, 2004	28,707	58,123	27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	37.12
Exercised	—	(5,993)	8.75
Forfeited	1,297	(1,297)	40.78

April 2, 2005	33,754	60,643	$30.18

 The above table includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company's five-year evergreen program.

 The following information relates to options outstanding and exercisable under the Option Plans at April 2, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(Shares in thousands)
$0.57-$9.97	9,002	2.15	$9.02	8,998	$9.02
$9.98-$18.78	6,653	2.84	$13.20	6,436	$13.07
$19.27-$22.72	6,148	4.63	$21.62	5,687	$21.64
$23.49-$23.49	6,156	8.00	$23.49	2,956	$23.49
$23.53-$33.13	8,947	7.13	$30.55	5,879	$31.61
$33.19-$38.15	6,263	6.89	$36.48	4,149	$36.62
$38.51-$40.11	7,120	8.74	$39.99	2,046	$40.00
$40.24-$64.06	6,124	6.45	$43.56	5,067	$43.83
$64.75-$96.63	4,230	5.16	$78.15	4,226	$78.15

$0.57-$96.63	60,643	5.71	$30.18	45,444	$29.25

 At April 3, 2004, 44.0 million options were exercisable at an average price of $25.84. At March 29, 2003, 45.1 million options were exercisable at an average price of $20.98.

  Employee Qualified Stock Purchase Plan

 Under the Company's 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can obtain a 24-month option to purchase the Company's common stock at the end of six-month periods. Participation is limited to 15 percent of the employee's annual earnings up to a maximum of $21,250 in a calendar year. More than 86% of all eligible employees participate in the Stock

Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month purchase period. Employees purchased 1.6 million shares for $32.1 million in fiscal 2005, 1.7 million shares for $27.0 million in fiscal 2004 and 1.6 million shares for $25.6 million in fiscal 2003. At April 2, 2005, 2.4 million shares were available for future issuance out of 27.5 million shares authorized.

Note 11. Income Taxes

 The provision for income taxes consists of the following:

		2005	2004	2003
		(In thousands)
Federal:	Current	$(3,025)	$(41,633)	$46,093
	Deferred	57,414	49,129	(16,109)

		54,389	7,496	29,984

State:	Current	(608)	2,248	7,540
	Deferred	1,478	146	(8,314)

		870	2,394	(774)

Foreign:	Current	31,902	36,966	14,957
	Deferred	660	699	—

		32,562	37,665	14,957

Total		$87,821	$47,555	$44,167

 The tax benefits associated with stock option exercises and the employee stock purchase plan were $51.9 million, $109.2 million and $17.1 million, for fiscal 2005, 2004 and 2003, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has federal tax loss carryforwards of approximately $21.1 million and federal and state tax credit carryforwards of approximately $127.1 million. If unused, $89.6 million of the tax credit carryforwards will expire in 2007 through 2025. Pretax income from foreign operations was $330.1 million, $387.5 million and $185.0 million for fiscal 2005, 2004 and 2003, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, accumulated to approximately $645.6 million as of April 2, 2005. The residual U.S. tax liability, if such amounts were remitted, would be approximately $161.4 million. As of April 2, 2005 and April 3, 2004, the Company had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

 The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:

	2005	2004	2003
	(In thousands)
Income before provision for taxes	$400,544	$350,544	$169,872
Federal statutory tax rate	35%	35%	35%

Computed expected tax	$140,190	$122,690	$59,455
State taxes, net of federal benefit	565	1,556	(503)
Tax exempt interest	(4,370)	(4,005)	(3,628)
Foreign earnings at lower tax rates	(41,508)	(32,327)	(3,627)
Effect of IRS Settlements	(4,669)	(34,418)	—
Tax credits	(9,304)	(5,619)	(8,445)
Other	6,917	(322)	915

Provision for income taxes	$87,821	$47,555	$44,167

 The major components of deferred tax assets and liabilities consist of the following at April 2, 2005 and April 3, 2004:

	2005	2004
	(In thousands)
Deferred tax assets:
Inventory valuation differences	$10,400	$6,374
Deferred income on shipments to distributors	28,310	33,874
Nondeductible accrued expenses	29,467	33,776
Tax loss carryforwards	7,402	133,262
Tax credit carryforwards	127,125	92,291
Unrealized losses on available-for-sale securities	1,471	—
Intangible and fixed assets	13,778	15,873
Other	7,273	6,464

Total deferred tax assets	225,226	321,914

Deferred tax liabilities:
Unremitted foreign earnings	(66,396)	(160,711)
Capital gain from merger of USIC with UMC	(57,818)	(57,818)
Unrealized gains on available-for-sale securities	—	(37,000)
Other	(2,196)	(4,066)

Total deferred tax liabilities	(126,410)	(259,595)

Valuation allowance	(9,026)	(9,026)

Total net deferred tax assets	$89,790	$53,293

 Deferred taxes of $31.7 million and $36.2 million at April 2, 2005 and April 3, 2004, respectively, are included in other assets on the consolidated balance sheet.

 The IRS has audited and issued proposed adjustments to the Company for fiscal 1996 through 2001. The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal 1996 through 2000. In addition, the IRS has proposed adjustments to the Company's net operating loss for fiscal 2001. To date, several issues have been settled with the IRS. Those issues are discussed below. As of April 2, 2005, the only substantive unresolved issue asserted by the IRS totals $16.0 million in additional taxes due, which relates to a stock option cost sharing issue.

 On October 1, 2004, Xilinx filed a settlement stipulation concerning the remaining issues for fiscal 1996 through 1998, other than the stock option cost sharing issue discussed below. Xilinx agreed to increased taxable income of $9.2 million for these three years and the IRS agreed that penalties were not applicable. Sufficient taxes were provided for this liability in prior years. Xilinx also filed settlement stipulations for fiscal 1999 and 2000 that there is no increased income relating to the acquisition of NeoCAD on April 10, 1995. As a result of these settlements, the Company recorded a net tax benefit of $1.5 million in the second quarter of fiscal 2005.

 During the fiscal quarter ended January 1, 2005, Xilinx and the IRS agreed to settle the remaining substantive issues for fiscal 1999, 2000 and 2001 other than the stock option cost sharing issue discussed below. Xilinx agreed to increased taxable income of $5.9 million for these three years, and the IRS agreed that penalties were not applicable. Sufficient taxes were provided for this liability in prior years. As a result of this agreement, the Company recorded a tax benefit of $3.2 million in the third quarter of fiscal 2005.

 The only unresolved substantive issue, as stated above, relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland. The trial for this issue was held during July 2004, and fiscal 1999 was combined with fiscal 1997 and 1998. Shortly before the trial, the Tax Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant. Post-trial briefs have been filed and Xilinx is awaiting the court's decision.

 It is premature to comment further on the likely outcome of the stock option cost sharing issue. The Company believes it has meritorious defenses to the remaining adjustments and that sufficient taxes have been provided.

Note 12. Segment Information

 Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment.

 Enterprise wide information is provided in accordance with SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." Geographic revenue information for fiscal 2005, 2004 and 2003 is based on the geographic location where the Company shipped its products to distributors or OEMs. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

 Net revenues by geographic region were as follows:

	2005	2004	2003
	(In thousands)
United States	$609,604	$525,312	$454,988
Foreign:
Other North America	45,505	67,189	104,002
Europe	326,100	270,324	254,342
Japan	224,157	203,652	176,386
China	161,300	111,200	62,300
Other Asia Pacific/Rest of World	206,567	220,169	103,959

Total Foreign	963,629	872,534	700,989

Worldwide total	$1,573,233	$1,397,846	$1,155,977

 Net long-lived assets by country at fiscal year-ends were as follows:

	2005	2004	2003
	(In thousands)
United States	$371,380	$361,058	$394,544
Foreign:
Ireland	78,908	80,365	81,493
Other	13,643	5,318	7,671

Total Foreign	92,551	85,683	89,164

Worldwide total	$463,931	$446,741	$483,708

Note 13. Litigation Settlement and Contingencies

 The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000 (see Note 11). Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

 During the first quarter of fiscal 2004, Xilinx recorded a $6.4 million loss related to a litigation settlement with Aldec, Inc. and a contingent liability with Rep'tronic.

 The Company allowed sales representative agreements with three related European entities, Rep'tronic S.A., Rep'tronic España, and Acsis S.r.l., a Rep'tronic Company (collectively Rep'tronic) to expire pursuant to their terms on March 31, 2003. In May 2003, Rep'tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep'tronic and the Company. On March 31, 2004, Rep'tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency. The Company filed its defenses in each case in November 2004. Once the pleadings are closed, discovery will begin.

 On January 21, 2004, Rep'tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep'tronic S.A. employees against Rep'tronic S.A. for unfair dismissal. By joining Xilinx SARL to this action, Rep'tronic S.A. seeks determination of whether the employees of Rep'tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement. Xilinx SARL has filed its evidence. The hearing on this matter has been postponed until October 6, 2005.

 On February 10, 2004, Rep'tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles. Rep'tronic alleges that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx's activities to continue its business in the territory. The hearing was held March 23, 2005 at which Xilinx SARL defended the claims against it on procedural and factual grounds. The parties are awaiting the court's decision.

 The Company has accrued amounts that represent anticipated payments for liability for the Rep'tronic litigation under the provisions of SFAS 5.

 Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Note 14. Business Combinations

  Hier Design Inc.

 In June 2004, Xilinx completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance field programmable gate array (FPGA) design. The acquisition was accounted for under the purchase method of accounting. The total purchase price for HDI was $20.7 million in cash plus $275 thousand of acquisition related costs. In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of approximately $7.2 million. In addition, Xilinx recorded approximately $7.8 million of goodwill and $9.9 million of other intangible assets, which resulted in amortization expense of approximately $1.8 million in fiscal 2005. The financial results for HDI are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of HDI prior to the acquisition.

 Following is the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

	Amount	Amortization Life
	(In thousands)
Current assets	$21
Long-term tangible assets	29
Goodwill	7,811
Other intangible assets:
Developed technology	8,797	5 years
Noncompete agreements	704	2.5 years
Patents	417	5 years
Acquired in-process research and development	7,198
Deferred tax liabilities	(3,967)

Total purchase price	$21,010

  Triscend Corporation

 In March 2004, Xilinx completed the acquisition of Triscend Corporation (Triscend), a privately held fabless semiconductor company with expertise in configurable embedded microcontroller technology. The acquisition was accounted for under the purchase method of accounting. The total purchase price for Triscend was $30.0 million in cash plus $1.2 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $7.0 million. In addition, Xilinx recorded approximately $10.9 million of goodwill and $7.9 million of other intangible assets, which resulted in amortization expense of approximately $1.8 million in fiscal 2005 and $100 thousand in fiscal 2004. The financial results for Triscend are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of Triscend prior to the acquisition.

 Following is the purchase allocation based on estimated fair value of the assets acquired and liabilities assumed. Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

	Amount	Amortization Life
	(In thousands)
Current assets	$11,282
Long-term tangible assets	340
Goodwill	10,879
Other intangible assets:
Patents	7,194	5 years
Customer base	760	3 years
Acquired in-process research and development	6,969
Liabilities assumed	(6,216)

Total purchase price	$31,208

Note 15. Goodwill and Other Intangible Assets

 As of April 2, 2005 and April 3, 2004, the gross and net amounts of goodwill and of other intangible assets for all acquisitions were as follows:

	2005	2004	Amortization Life
	(In thousands)
Goodwill—gross	$170,940	$163,152
Less accumulated amortization through fiscal 2002	51,525	51,525

Goodwill—net	$119,415	$111,627

Noncompete agreements—gross	$24,304	$23,600	2.5 to 3 years
Less accumulated amortization	23,835	23,600

Noncompete agreements—net	469	—

Patents—gross	22,752	22,335	5 to 7 years
Less accumulated amortization	11,804	8,351

Patents—net	10,948	13,984

Miscellaneous intangibles—gross	49,259	40,461	2 to 5 years
Less accumulated amortization	40,672	37,632

Miscellaneous intangibles—net	8,587	2,829

Total acquisition-related intangibles—gross	96,315	86,396
Less accumulated amortization	76,311	69,583

Total acquisition-related intangibles—net	$20,004	$16,813

 Amortization expense for all intangible assets for fiscal 2005, 2004 and 2003 was $6.7 million, $9.8 million and $15.3 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of other intangible assets recorded at April 2, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for other intangible assets is expected to be as follows: 2006—$6.5 million; 2007—$5.6 million; 2008—$4.4 million; 2009—$3.2 million; 2010—$300 thousand.

Note 16. Subsequent Events

 On April 21, 2005, the Board authorized the repurchase of up to an additional $350.0 million of common stock and increased the Company's quarterly common stock dividend from $0.05 per share to $0.07 per share, which is payable on June 1, 2005 to stockholders of record at the close of business on May 11, 2005.

 On April 26, 2005, two of the Company's distributors, Avnet and Memec, announced that they have reached a definitive agreement for Avnet to acquire Memec. The transaction is expected to close within 60 to 90 days from the date of the announcement, subject to regulatory approval. Had this transaction been completed as of April 2, 2005, the combined Avnet/Memec entity would have accounted for approximately 88% of the Company's accounts receivable and resale of product through this entity would have accounted for approximately 76% of the Company's worldwide net revenues in fiscal 2005.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

 We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 2, 2005 and April 3, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 2, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 2, 2005 and April 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xilinx, Inc.'s internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2005 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

San Jose, California
May 25, 2005

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders,
Xilinx, Inc.

 We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Xilinx, Inc. maintained effective internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

 A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, management's assessment that Xilinx, Inc. maintained effective internal control over financial reporting as of April 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2005, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 2, 2005 and April 3, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 2, 2005 of Xilinx, Inc. and our report dated May 25, 2005 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

San Jose, California
May 25, 2005

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Year	Charged (Credited) to Income	Deductions(a)	Balance at End of Year
	(In thousands)
For the year ended March 29, 2003:
Allowance for doubtful accounts	$3,625	$—	$12	$3,613
Allowance for customer returns	$3,094	$(2,261)	$828	$5
For the year ended April 3, 2004:
Allowance for doubtful accounts	$3,613	$226	$26	$3,813
Allowance for customer returns	$5	$176	$5	$176
For the year ended April 2, 2005:
Allowance for doubtful accounts	$3,813	$—	$10	$3,803
Allowance for customer returns	$176	$(103)	$7	$66

(a)
Represents amounts written off against the allowances or customer returns.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year ended April 2, 2005	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$423,583		$403,277	$355,396		$390,977
Gross margin	279,420		258,253	220,300		238,976
Income before income taxes	124,148	(1)	108,598	75,041	(2)	92,757
Net income	95,252		86,209	64,057		67,205
Net income per common share: (3)
Basic	$0.27		$0.25	$0.18		$0.19
Diluted	$0.26		$0.24	$0.18		$0.19
Shares used in per share calculations:
Basic	347,173		347,859	348,441		349,795
Diluted	359,419		357,832	358,211		358,460
Cash dividends declared per common share	$0.05		$0.05	$0.05		$0.05

(1)
Income before income taxes includes a write-off of acquired in-process research and development of $7,198 related to the acquisition of HDI.

(2)
Income before income taxes includes impairment loss on investments of $3,099.

(3)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

Year ended April 3, 2004	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$313,287		$315,547	$365,632		$403,380
Gross margin	188,188		192,650	225,958		261,082
Income before income taxes	61,655	(1)	75,213	92,599	(2)	121,077	(3)
Net income	46,241		56,410	69,449		130,889	(4)
Net income per common share: (5)
Basic	$0.14		$0.17	$0.20		$0.38
Diluted	$0.13		$0.16	$0.19		$0.36
Shares used in per share calculations:
Basic	339,761		341,295	342,861		346,477
Diluted	351,780		353,366	356,226		361,035
Cash dividends declared per common share	$0.00		$0.00	$0.00		$0.00

(1)
Income before income taxes includes a loss related to litigation settlement and contingency of $6,400.

(2)
Income before income taxes includes an impairment loss on excess facilities of $3,376.

(3)
Income before income taxes includes a write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend.

(4)
Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement.

(5)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.'s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

 There was no significant change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Financial Statements

 The management of Xilinx, Inc. is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on judgments and estimates by management.

Management's Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The design, monitoring and revision of the system of internal control over financial reporting involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.

 Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

 Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of April 2, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

        None.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by Item 401 of Regulation S-K is incorporated by reference to the section entitled "Proposal One-Election of Directors" in our Proxy Statement.

 The information concerning the Company's executive officers required by Item 401 of Regulation S-K is incorporated by reference to Item 1. "Business—Executive Officers of the Registrant" within this Form 10-K.

 The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

 The information required by Item 406 of Regulation S-K is incorporated by reference to the section entitled "Board of Directors—Principles of Corporate Governance" in our Proxy Statement.

 Our codes of conduct are available on the investor relations page of our website at www.investor.xilinx.com. Printed copies of these documents are also available to stockholders upon written request directed to Corporate Secretary, Thomas R. Lavelle, Xilinx, Inc., 2100 Logic Drive, San Jose CA 95124

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below. The table below sets forth certain information as of April 2, 2005 about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (shares in thousands):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	9,198	$10.20	0
1997 Stock Plan	51,135	$33.86	31,563	(2)
1990 Employee Qualified Stock Purchase Plan	N/A	N/A	2,358

Total—Approved Plans	60,333	$30.26	33,921

Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan (3)	9	$37.23	2,191

Total—All Plans	60,342	$30.26	36,112

(1)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips' employees pursuant to four different stock option plans. A total of approximately 807 thousand options were assumed by the Company. Of this amount, a total of 301 thousand options, with an average weighted exercise price of $15.43, remained outstanding as of April 2, 2005. These options are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips' stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips' stock option plans and the Company has no intention to do so in the future.

(2)
This number includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company's five-year evergreen program.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled "Ratification of Appointment of External Auditors" and "Fees Paid to Ernst & Young LLP" in our Company's Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Exhibits
Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation of the Company, as amended to date.
3.2(2)	Bylaws of the Company, as amended to date.
4.1(3)	Preferred Shares Rights Agreement dated as of October 4, 1991 between the Company and The First National Bank of Boston, as Rights Agent.
10.5(2)*	1988 Stock Option Plan, as amended.
10.6(5)*	1990 Employee Qualified Stock Purchase Plan, as amended.
10.7(5)*	1997 Stock Option Plan.
10.8(2)*	Form of Indemnification Agreement between the Company and its officers and directors.
10.9(6)*	Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.
10.12.1(7)(8)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.12.2(7)(8)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.
10.12.3(7)(8)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company.
10.13.1(6)(7)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company.
10.13.2(4)(7)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997.
10.14(6)	Indenture dated November 1, 1995 between the Company and State Street Bank and Trust Company.
10.15(7)(9)	Letter Agreement dated January 13, 2000 between the Company and UMC.
10.16 (10)*	Supplemental Stock Option Plan.
10.17 *	Xilinx, Inc., Executive Compensation under "Pay for Xilinx Performance" Incentive Program.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
(3)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-43793) effective November 26, 1991.
(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997.
(5)	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-62897) effective September 4, 1998.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.
(7)	Confidential treatment requested as to certain portions of these documents.
(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of June 2005.

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

Signature	Title	Date

/s/ WILLEM P. ROELANDTS (Willem P. Roelandts)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 1, 2005
/s/ KRIS CHELLAM (Kris Chellam)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 1, 2005
/s/ RICHARD W. SEVCIK (Richard W. Sevcik)	Executive Vice President, General Manager and Director	June 1, 2005
/s/ JOHN L. DOYLE (John L. Doyle)	Director	June 1, 2005
/s/ JERALD G. FISHMAN (Jerald G. Fishman)	Director	June 1, 2005
/s/ PHILIP T. GIANOS (Philip T. Gianos)	Director	June 1, 2005
/s/ WILLIAM G. HOWARD, JR. (William G. Howard, Jr.)	Director	June 1, 2005
/s/ HAROLD E. HUGHES, JR. (Harold E. Hughes, Jr.)	Director	June 1, 2005
/s/ ELIZABETH W. VANDERSLICE (Elizabeth W. Vanderslice)	Director	June 1, 2005

QuickLinks

Table of Contents
PART I
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY