Form 10-Q
period 2005-07-02
XILINX INC
filed 2005-08-08
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005 or

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No  ☐

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at July 26, 2005

Common Stock, $.01 par value	349,492,605

Part I.                                                Financial Information

Item 1.  Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2005	July 3, 2004

Net revenues	$405,379	$423,583

Costs and expenses:
Cost of revenues	158,482	144,163
Research and development	78,704	71,923
Selling, general and administrative	75,987	80,590
Amortization of acquisition-related intangibles	1,756	1,402
Write-off of acquired in-process research and development	—	7,198

Total costs and expenses	314,929	305,276

Operating income	90,450	118,307

Interest income and other, net	9,343	5,841

Income before income taxes	99,793	124,148

Provision for income taxes	22,952	28,896

Net income	$76,841	$95,252

Net income per common share:
Basic	$0.22	$0.27

Diluted	$0.21	$0.26

Cash dividends declared per common share	$0.07	$0.05

Shares used in per share calculations:
Basic	350,705	347,173

Diluted	358,038	359,419

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 2, 2005	April 2, 2005
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$497,147	$449,388
Short-term investments	454,031	412,170
Investment in United Microelectronics Corporation, current portion	99,012	—
Accounts receivable, net	194,601	213,459
Inventories	181,996	185,722
Deferred tax assets	68,224	125,342
Prepaid expenses and other current assets	81,049	80,283
Total current assets	1,576,060	1,466,364

Property, plant and equipment, at cost	628,087	629,812
Accumulated depreciation and amortization	(281,958)	(285,296)
Net property, plant and equipment	346,129	344,516
Long-term investments	732,258	766,596
Investment in United Microelectronics Corporation, net of current portion	198,024	246,110
Goodwill	119,415	119,415
Acquisition-related intangibles, net	18,204	20,004
Other assets	105,306	76,191
Total Assets	$3,095,396	$3,039,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,432	$63,172
Accrued payroll and related liabilities	72,014	61,616
Income taxes payable	45,968	45,835
Deferred income on shipments to distributors	110,799	102,511
Other accrued liabilities	27,335	25,260
Total current liabilities	332,548	298,394

Deferred tax liabilities	52,132	67,294

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,490	3,502
Additional paid-in capital	893,252	906,929
Retained earnings	1,815,159	1,762,873
Treasury stock, at cost	(33,067)	—
Accumulated other comprehensive income	31,882	204
Total stockholders’ equity	2,710,716	2,673,508
Total Liabilities and Stockholders’ Equity	$3,095,396	$3,039,196

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	July 2, 2005	July 3, 2004

Cash flows from operating activities:
Net income	$76,841	$95,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,394	12,661
Amortization	3,780	2,516
Amortization of deferred compensation	—	447
Write-off of acquired in-process research and development	—	7,198
Net (gain) loss on sale of available-for-sale securities	454	(278)
Tax benefit from exercise of stock options	7,100	7,603
Changes in assets and liabilities, net of effects from acquisition of business:
Accounts receivable, net	18,858	40,944
Inventories	3,726	(40,378)
Deferred income taxes	(3,477)	(2,906)
Prepaid expenses and other current assets	(3,576)	514
Other assets	(12,503)	82
Accounts payable	13,261	6,952
Accrued liabilities	10,546	11,761
Income taxes payable	16,828	23,380
Deferred income on shipments to distributors	8,288	(15,106)
Net cash provided by operating activities	153,520	150,642

Cash flows from investing activities:
Purchases of available-for-sale securities	(385,893)	(1,162,050)
Proceeds from sale and maturity of available-for-sale securities	382,606	1,003,559
Purchases of property, plant and equipment	(15,006)	(16,801)
Acquisition of business, net of cash acquired	—	(18,636)
Other investing activities	(11,376)	—
Net cash used in investing activities	(29,669)	(193,928)

Cash flows from financing activities:
Acquisition of treasury stock	(64,697)	(30,460)
Proceeds from issuance of common stock	13,160	10,113
Payment of dividends to stockholders	(24,555)	(17,354)
Net cash used in financing activities	(76,092)	(37,701)

Net increase (decrease) in cash and cash equivalents	47,759	(80,987)

Cash and cash equivalents at beginning of period	449,388	337,343

Cash and cash equivalents at end of period	$497,147	$256,356

Supplemental schedule of non-cash activities:
Issuance of treasury stock	$33,791	$27,612

Supplemental disclosure of cash flow information:
Income taxes paid	$1,760	$485

See notes to condensed consolidated financial statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the fiscal year ended April 2, 2005.  The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented.  The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2006 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2006 will be a 52-week year ending on April 1, 2006.  Fiscal 2005, which ended on April 2, 2005, was a 52-week fiscal year.  The quarters ended July 2, 2005 and July 3, 2004 each included 13 weeks.

Certain immaterial amounts from the prior period have been reclassified to conform to the current period’s presentation.

2.               Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” [(SFAS 123(R)].  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005.  The Company will be required to implement the standard no later than the quarter that begins April 2, 2006.  SFAS 123(R) permits public companies to adopt its requirements using either prospective recognition of compensation expense or retrospective recognition.  The Company is currently evaluating the alternative methods of adoption.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2).  On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law.  The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures for companies that have not yet completed the evaluation.  The Company is currently considering the repatriation provision.  The Company expects to complete this evaluation before the end of fiscal 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500.0 million.  The related potential range of income tax is between zero and $26.3 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years that begin after December 15, 2005 and are required to be adopted by Xilinx in the quarter that begins April 2, 2006.  The Company does not anticipate that the implementation of this standard will have a significant impact on its financial condition or results of operations.

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

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2005	July 3, 2004

Net income as reported	$76,841	$95,252

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(21,326)	(35,361)

Pro forma net income	$55,515	$59,891

Net income per share:
Basic-as reported	$0.22	$0.27

Basic-pro forma	$0.16	$0.17

Diluted-as reported	$0.21	$0.26

Diluted-pro forma	$0.15	$0.17

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model.  The Black-Scholes model was originally developed for use in estimating a fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  For the three months ended July 2, 2005, the Company modified its volatility assumption to use implied volatility for options granted during the quarter. Previously, the Company used only historical volatility in deriving its volatility assumption.  Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  Calculated under SFAS 123, the per share weighted-average fair values of stock options granted during the first quarter of fiscal 2006 and 2005 were $8.12 and $21.42, respectively.  The pro forma stock-based employee compensation expense for the three months ended July 3, 2004 has been adjusted for changes in the application of volatility assumptions used in estimating the fair value of employee stock options issued during this three-month period.  The adjustment had no material impact to the pro forma condensed consolidated financial statements.  Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of each year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the first quarter of fiscal 2006 and 2005 were $8.92 and $17.95, respectively.  The fair value of stock options and stock purchase plan rights granted in the first quarter of fiscal 2006 and 2005 were estimated at the date of grant using the following weighted average assumptions:

	Stock Options		Stock Purchase Plan
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Expected life of options (years)	4.90	4.50	0.50 to 2.00	0.50
Expected stock price volatility	0.31 to 0.36	0.69	0.34 to 0.46	0.40
Risk-free interest rate	3.7% to 4.0%	3.6%	1.9% to 3.3%	1.0%
Dividend yield	1.1%	0.6%	1.2% to 1.3%	0.6%

Under the Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2006 or 2005.  The next scheduled purchase under the Stock Purchase Plan is in the second quarter of fiscal 2006.  At July 2, 2005, 2.4 million shares were available for future issuance out of 27.5 million shares authorized. (See Note 16).

4.               Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.  The total shares used in the denominator of the diluted net income per common share calculation includes 7.3 million and 12.2 million common equivalent shares attributable to outstanding stock options for the first quarter of fiscal 2006 and 2005, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 30.8 million and 22.7 million shares, for the first quarter of fiscal 2006 and 2005, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation from diluted net income per common share as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	July 2, 2005	April 2, 2005

Raw materials	$9,819	$8,589
Work-in-process	122,041	122,788
Finished goods	50,136	54,345
	$181,996	$185,722

6.               Investment in United Microelectronics Corporation

At July 2, 2005, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $297.0 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	July 2, 2005		April 2, 2005
(In millions)	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Current portion	$79.7	$99.0	$—	$—
Long-term portion	159.3	198.0	239.1	246.1
Total investment	$239.0	$297.0	$239.1	$246.1

During the first three months of fiscal 2006, the fair value of the UMC investment increased by $50.9 million.  At July 2, 2005, the Company recorded $23.8 million of deferred tax liabilities and a net $34.2 million balance in accumulated other comprehensive income associated with the UMC investment.  During the first quarter of fiscal 2006, the Company reclassified $99.0 million in fair value ($79.7 million in adjusted cost) of the UMC investment to short-term investment as the Company intends to sell this portion of the investment within the next 12 months.

7.               Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock.  In April 2004, the Board authorized the repurchase of up to $250.0 million of common stock.  On April 20, 2005, the Board authorized the repurchase of up to an additional $350.0 million of common stock.  These share repurchase programs have no stated expiration date.  Through July 2, 2005, the Company had repurchased $193.1 million of the $250.0 million of common stock approved for repurchase under the April 2004 authorization.  As of July 2, 2005, the Company held approximately 1.2 million shares of treasury stock in conjunction with the stock repurchase program.  The Company held no shares of treasury stock in conjunction with the stock repurchase program as of April 2, 2005 since all treasury shares had been reissued under employee stock plans.

During the first quarter of fiscal 2006, the Company entered into a stock repurchase agreement with an independent financial institution.  Under this agreement, Xilinx provided this financial institution with an up-front payment of $50.0 million. The financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted average price, during the contract period, less a specified discount. Upon payment, the $50.0 million was classified as treasury stock on the Company’s condensed consolidated balance sheet.  As of July 2, 2005, no up-front payment balance remained under this agreement.  In addition, under the guidelines of Securities and Exchange Commission Rule 10b5-1, Xilinx entered into another agreement with the financial institution to repurchase additional shares on its behalf after the conclusion of the purchase period of the previously mentioned agreement.

During the quarter ended July 2, 2005, the Company repurchased a total of 2.5 million shares of common stock for $66.9 million, including the amounts purchased by the financial institution and remitted to the Company.  During the quarter ended July 3, 2004, the Company repurchased a total of 894 thousand shares of common stock for $31.3 million.

8.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
(In thousands)	July 2, 2005	July 3, 2004

Net income	$76,841	$95,252
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	32,575	(41,875)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	284	(214)
Net change in unrealized loss on hedging transactions, net of tax	(119)	—
Net change in cumulative translation adjustment	(1,062)	(27)
Comprehensive income	$108,519	$53,136

The components of accumulated other comprehensive income at July 2, 2005 and April 2, 2005 are as follows:

(In thousands)	July 2, 2005	April 2, 2005

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$30,477	$(2,382)
Accumulated unrealized loss on hedging transactions,net of tax	(119)	—
Accumulated cumulative translation adjustment	1,524	2,586
Accumulated other comprehensive income	$31,882	$204

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at July 2, 2005, primarily reflects the increase in value of the UMC investment since April 2, 2005 (see Note 6).  In addition, the unrealized gain on the Company’s short-term and long-term investments increased by $4.7 million during the three months ended July 2, 2005.

9.               Significant Customers and Concentrations of Credit Risk

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the condensed consolidated balance sheet.  The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales.  Xilinx generally does not require collateral for receivables from its end customers or from distributors.

As of July 2, 2005, two distributors, the Memec Group (Memec) and Avnet, Inc. (Avnet), accounted for 61% and 23% of total accounts receivable, respectively.  Resale of product through Memec accounted for 47% and 51% of worldwide net revenues in the first quarters of fiscal 2006 and 2005, respectively.  Resale of product through Avnet accounted for 26% and 27% of worldwide net revenues in the first quarters of fiscal 2006 and 2005, respectively.  On April 26, 2005, Avnet and Memec announced that they had reached a definitive agreement for Avnet to acquire Memec.  (See Note 16).  The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

10.         Income Taxes

The Company recorded a tax provision of $23.0 million for the first quarter of fiscal 2006 as compared to $28.9 million in the same prior year period, representing effective tax rates of 23% for both periods.  When compared to the prior period, the effective tax rate in the first quarter of fiscal 2006 was negatively impacted by increased profits in the U.S. and the expiration of the research and development tax credit on December 31, 2005.  The first quarter of fiscal 2005 was negatively impacted by the non-deductibility of the write-off of acquired in-process research and development related to the acquisition of Hier Design Inc. (HDI).

The Internal Revenue Service (IRS) has audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS has proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, several issues have been settled with the IRS.  As of July 2, 2005, the only substantive unresolved issue asserted by the IRS totals $16.0 million in additional taxes due.

This issue relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The trial for this issue related to fiscal years 1997, 1998 and 1999 and was held during July 2004.  Shortly before the trial, the Tax Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant.  Post-trial briefs have been filed and Xilinx is awaiting the court’s decision.

It is premature to comment further on the likely outcome of the stock option cost sharing issue.  The Company believes it has meritorious defenses to the remaining adjustment and that sufficient taxes have been provided.

11.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through February 2026.  Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Years ending March 31,	(In thousands)
2006 (remaining nine months)	$5,385
2007	4,476
2008	3,315
2009	2,554
2010	1,616
Thereafter	4,608
$21,954

Most of the Company’s leases contain renewal options for varying terms.  Rent expense, net of rental income, under all operating leases was approximately $1.8 million and $900 thousand for the three months ended July 2, 2005 and July 3, 2004, respectively.

Other commitments at July 2, 2005 totaled approximately $104.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of July 2, 2005, the Company also has approximately $13.6 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through December 2007.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

During the first quarter of fiscal 2006, the Company entered into a number of affordable housing credit agreements.  The total remaining committed investment as of July 2, 2005 is $27.3 million.

12.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues if a loss is probable and can be reasonably estimated.  The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheet:

	Three Months Ended
(In thousands)	July 2, 2005	July 3, 2004

Balance at beginning of period	$—	$5,905
Provision	611	2,303
Utilized	—	(3,660)
Adjustments	(99)	(500)

Balance at end of period	$512	$4,048

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

13.         Contingencies

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000 (see Note 10).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

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

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  Rep’tronic alleged that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx’s activities to continue its business in the territory.  In June 2005, the French Commercial Court rendered judgment in favor of Xilinx.  Rep’tronic has elected not to appeal the judgment.

The Company has accrued amounts that represent anticipated payments for liability for the Rep’tronic litigation under the provisions of SFAS 5, “Accounting for Contingencies.”

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

14.         Business Combinations

Hier Design Inc.

In June 2004, Xilinx completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance field programmable gate array (FPGA) design.  The acquisition was accounted for under the purchase method of accounting. The total purchase price for HDI was $20.7 million in cash plus $275 thousand of acquisition related costs.  In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of approximately $7.2 million.  In addition, Xilinx recorded approximately $7.8 million of goodwill and $9.9 million of other intangible assets.  The financial results for HDI are included in the Company’s consolidated results from the date of acquisition.

15.         Goodwill and Acquisition-Related Intangibles

As of July 2, 2005 and April 2, 2005, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	July 2, 2005	April 2, 2005	Amortization Life

Goodwill-gross	$170,940	$170,940
Less accumulated amortization through fiscal 2002	51,525	51,525
Goodwill-net	$119,415	$119,415

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	23,905	23,835
Noncompete agreements-net	399	469

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	12,700	11,804
Patents-net	10,052	10,948

Miscellaneous intangibles-gross	49,259	49,259	2 to 5 years
Less accumulated amortization	41,506	40,672
Miscellaneous intangibles-net	7,753	8,587

Total acquisition-related intangibles-gross	96,315	96,315
Less accumulated amortization	78,111	76,311
Total acquisition-related intangibles-net	$18,204	$20,004

Amortization expense for all intangible assets for the first quarter of fiscal 2006 and 2005 was $1.8 million and $1.4 million, respectively.  Intangible assets are amortized on a straight-line basis.  Based on the carrying value of acquisition-related intangibles recorded at July 2, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2006 (remaining nine months) - $4.7 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

16.         Subsequent Events

On April 26, 2005, two of the Company’s distributors, Avnet and Memec, announced that they had reached a definitive agreement for Avnet to acquire Memec.  On July 5, 2005, Avnet announced that it had completed its acquisition of Memec.  Had this transaction been completed as of July 2, 2005, the combined Avnet/Memec entity would have accounted for approximately 84% of the Company’s accounts receivable and resale of product through this entity would have accounted for approximately 73% of the Company’s worldwide net revenues in the first quarter of fiscal 2006.

On August 4, 2005, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 7.0 million shares.

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

Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At July 2, 2005, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $297.0 million and strategic investments in non-marketable equity securities of $19.6 million.  In determining if and when a decline in market value below adjusted cost of marketable equity and debt securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments.  In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation.  When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers.  As of July 2, 2005, approximately 90% of our products are sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Reported information includes product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate the data and verify that the reported information is accurate.  The effects of distributor price adjustments are recorded as a reduction to deferred income on shipments to distributors reflecting the amount of gross margin expected to be realized when distributors sell through product purchased from us.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year.  Revenue from support services is recognized when the service is performed.  Revenue from support products, which includes software and services sales, was approximately 6% of net revenues for all of the periods presented.

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

Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist.  Impairment indicators are reviewed on a quarterly basis.  When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals.  Factors affecting impairment of assets held for use include the overall profitability of the Company’s business and our ability to generate positive cash flows.

When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value.  Factors affecting impairment of assets held for sale include market conditions.  Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired.  We perform an annual impairment review in the fourth quarter of each year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired.  For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit.  We use the quoted market price method to determine the fair value of the reporting unit.  Based on the impairment review performed during the fourth quarter of fiscal 2005, there was no impairment of goodwill in fiscal 2005.  Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend Corporation (Triscend) and HDI goodwill will be performed and completed in the fourth quarter of fiscal 2006.  To date, no impairment indicators have been identified.

Accounting for Income Taxes

Xilinx is a multinational corporation operating in multiple tax jurisdictions.  We must determine the allocation of income to each of these jurisdictions based on estimates and assumptions and apply the appropriate tax rates for these jurisdictions.  We undergo routine audits by taxing authorities regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  Tax audits often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of July 2, 2005 and April 2, 2005, we had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

Results of Operations: First quarter of fiscal 2006 compared to the first quarter of fiscal 2005

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 2, 2005	July 3, 2004

Net Revenues	100.0%	100.0%
Cost of revenues	39.1	34.0
Gross Margin	60.9	66.0

Research and development	19.4	17.0
Selling, general and administrative	18.8	19.0
Amortization of acquisition-related intangibles	0.4	0.4
Write-off of acquired in-process research and development	0.0	1.7
Total expenses	38.6	38.1

Operating Income	22.3	27.9
Interest income and other, net	2.3	1.4

Income Before Income Taxes	24.6	29.3

Provision for income taxes	5.7	6.8

Net Income	18.9%	22.5%

Net Revenues

Net revenues of $405.4 million in the first quarter of fiscal 2006 represented a 4% decrease from the comparable prior year period of $423.6 million.  Our older products declined more than forecasted due to an end customer inventory correction.  Following the first quarter of fiscal 2005, net revenues declined for two quarters before returning to growth in the fourth quarter of fiscal 2005.  The current quarter represents the second consecutive quarter of revenue growth.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are adjusted on a periodic basis to better reflect advances in technology.  The most recent adjustment was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005.  Amounts for the prior periods have been reclassified to conform to the new categorization.  New Products include our most recent product offerings and include the Spartan-3TM, Spartan™-3E, Spartan-IIETM, Virtex-4TM, Virtex-II ProTM,EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the CoolRunnerTM, Spartan-IITM, SpartanXLTM, Virtex-IITM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs — programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues by product categories for the three-month periods ended July 2, 2005 and July 3, 2004 were as follows:

	Three Months Ended
(In millions)	July 2, 2005	% of Total	% Change in Dollars	July 3, 2004	% of Total

New Products	$107.7	27	120	$48.9	11
Mainstream Products	207.4	51	(22)	265.3	63
Base Products	64.8	16	(22)	83.0	20
Support Products	25.5	6	(4)	26.4	6
Total Net Revenues	$405.4	100	(4)	$423.6	100

The increase in New Products net revenues during the first three months of fiscal 2006 was due to the strong market acceptance of these products, primarily Virtex-4, Virtex-II Pro, Spartan-IIE and Spartan-3, across a broad base of end markets. New Products now comprise over one-fourth of our net revenues.  Our 130 nanometer Virtex-II Pro is the largest contributor to New Products net revenues. However, design win momentum is rapidly shifting to 90- nanometer technology which is fueling the growth of our New Products category.  Our 90 nanometer products include our high-volume, low-cost Spartan-3 family and our high-performance, high-density Virtex-4 family. We expect that sales of New Products will continue to increase over time as customer adoption of these products continues to be healthy, and customers ramp their programs into volume production.

Net Revenues by Geography

Geographic revenue information is based on the geographic location where we shipped our products to distributors or OEMs. This may differ from the geographic location of the end customers. Net revenues by geography for the three-month periods ended July 2, 2005 and July 3, 2004 were as follows:

	Three Months Ended
(In millions)	July 2, 2005	% of Total	% Change in Dollars	July 3, 2004	% of Total

North America	$165.3	41	(7)	$178.4	42
Europe	80.2	20	(4)	83.6	20
Japan	57.4	14	(4)	59.9	14
APAC/ROW	102.5	25	1	101.7	24
Total Net Revenues	$405.4	100	(4)	$423.6	100

In absolute dollars, sales decreased in all geographies for the three months ended July 2, 2005 compared to the same period a year ago, except Asia Pacific/Rest of World which increased marginally.  The decline was due to the overall strength of the year ago period when net revenues were approximately $18.2 million higher than they were for the current period.  During the first quarter of fiscal 2005, we saw broad based strength in the communications sector across several geographies, including North America, Europe and Japan which proved not to be sustainable.  Following a buildup in customer inventory through June 2004, an industry-wide correction occurred, which negatively impacted Xilinx’s net revenues in the second and third quarters of fiscal 2005.

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

As a result, we classify our net revenues by end markets into four categories: Communications, Storage and Servers, Consumer and Automotive and Industrial and Other.  Since historical comparisons of the two new categories are not available, we combined them in the table below to show their aggregated changes over the comparable periods.  The percentage change calculation in the table below represents the year-to-year dollar change in each end market.  We will begin to show historical comparisons of the two new categories when available.  Net revenues by end markets for the three-month periods ended July 2, 2005 and July 3, 2004 were as follows:

	Three Months Ended
(% of total net revenues)	July 2, 2005	% Change in Dollars	July 3, 2004

Communications	51	(8)	53
Storage and Servers	13	14	11
Consumer, Automotive, Industrial and Other	36	(5)	36
Total Net Revenues	100	(4)	100

Sales to the Storage and Servers end market increased year-over-year due to improved business conditions in this category as well as increased usage of our products by companies that manufacture servers.  The decrease in sales to Communications customers was primarily related to weakening customer ordering patterns stemming from higher than normal end customer inventories accumulated in 2004.

Gross Margin

Gross margin was $246.9 million for the first quarter of fiscal 2006, or 60.9% of net revenues.  Gross margin for the comparable period of fiscal 2005 was $279.4 million or 66.0% of net revenues.  The gross margin decline of 5.1 percentage points for the first quarter of fiscal 2006 compared to the prior period was due to a significant product mix change towards lower margin products.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on process technologies of 130 and 90 nanometers.

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

Research and Development

Research and development (R&D) expenses were $78.7 million for the first quarter of fiscal 2006 and $71.9 million for the comparable prior year period.  The increase in R&D expenses over the prior year’s first quarter was primarily related to higher mask and wafer expenses for development of new products, additional resources for next generation products such as digital signal processing (DSP) and embedded processing and IP development.

We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 90 and 65-nanometer and more advanced process technologies, IP cores, DSP, embedded processing and the development of new design and layout software.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $76.0 million and $80.6 million for the first quarter of fiscal 2006 and 2005, respectively. The decrease in SG&A expenses over the prior year’s first quarter was attributable to lower commissions due to lower sales and a reduction in tax litigation costs and other variable expenses such as marketing and promotional expenses.

Amortization of Acquisition-Related Intangibles

Amortization expense for acquisition-related intangible assets for the three months ended July 2, 2005 was $1.8 million, primarily related to intangible assets arising from the RocketChips, Triscend and HDI acquisitions.  Amortization expense for these intangible assets has increased from the comparable prior year period of $1.4 million due to the acquisition of HDI in June 2004.  We expect amortization of acquisition-related intangibles to be approximately $6.5 million for fiscal 2006 compared with $6.7 million for fiscal 2005.

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

To determine the value of HDI’s in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology.  We expensed these non-recurring charges in the period of acquisition.  The development project was completed during the fourth quarter of fiscal 2005 at a cost that approximated the original estimate.

Interest Income and Other, Net

Interest income and other, net was $9.3 million in the first quarter of fiscal 2006 as compared to $5.8 million in the prior year quarter.  The increase was due to higher yields resulting from an increase in short-term interest rates.

Provision for Income Taxes

We recorded a tax provision of $23.0 million for the first quarter of fiscal 2006 as compared to $28.9 million in the same prior year period, representing effective tax rates of 23% for both periods.  When compared to the prior period, the effective tax rate in the first quarter of fiscal 2006 was negatively impacted by increased profits in the U.S. and the expiration of the research and development tax credit on December 31, 2005.  The first quarter of fiscal 2005 was negatively impacted by the non-deductibility of the write-off of acquired in-process research and development related to the acquisition of HDI.

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000.  See Note 10 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.

The combination of cash, cash equivalents and short-term and long-term investments at July 2, 2005 and April 2, 2005 totaled $1.7 billion and $1.6 billion, respectively.  As of July 2, 2005, we had cash, cash equivalents and short-term investments of $951.2 million and working capital of $1.2 billion.  Cash provided by operations of $153.5 million for the first three months of fiscal 2006 was $2.9 million higher than the $150.6 million generated during the first three months of fiscal 2005.  The positive cash flow from operations in the first quarter of fiscal 2006 resulted primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and increases in accounts payable and income taxes payable.  These items were partially offset by an increase in other assets, primarily related to $12.1 million investments in intellectual property and licenses.  Accounts receivable decreased by $18.9 million from the levels at April 2, 2005, due to strong collections during the first quarter of fiscal 2006 partially offset by increased shipments.  Days sales outstanding decreased to 44 days at July 2, 2005 from 50 days at April 2, 2005.

Net cash used in investing activities of $29.7 million during the first three months of fiscal 2006 included net purchases of available-for-sale securities of $3.3 million, $15.0 million for purchases of property, plant and equipment and $11.4 million for other investing activities, primarily related to affordable housing credit investments.  Net cash used in investing activities of $193.9 million during the first three months of fiscal 2005 included net purchases of available-for-sale securities of $158.5 million, $16.8 million for purchases of property, plant and equipment and $18.6 million for the acquisition of HDI.

Net cash used in financing activities was $76.1 million in the first three months of fiscal 2006 and consisted of $64.7 million for the acquisition of treasury stock and $24.6 million for dividend payments to stockholders.  These items were partially offset by $13.2 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2005 period, net cash used in financing activities was $37.7 million and consisted of $30.4 million for the acquisition of treasury stock and $17.4 million for dividend payments to stockholders.  These items were partially offset by $10.1 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $37.2 million during the first three months of fiscal 2006.  The increase was attributable to the $76.8 million in net income for the three months ended July 2, 2005, $32.9 million in unrealized gains on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, the issuance of common stock under employee stock plans of $13.0 million and the related tax benefits associated with stock option exercises and the employee stock purchase plan of $7.1 million.  The increases were partially offset by the acquisition of treasury stock of $66.9 million, as adjusted for accrued and unsettled transactions, the payment of dividends to stockholders of $24.6 million and the combination of cumulative translation adjustment and hedging transaction loss totaling $1.1 million.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through February 2026.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of July 2, 2005.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of July 2, 2005, we had approximately $104.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of July 2, 2005, the Company also has approximately $13.6 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through December 2007.

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

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

During the first quarter of fiscal 2006, the Company entered into a number of affordable housing credit agreements.  The total remaining committed investment as of July 2, 2005 is $27.3 million.

Off-Balance-Sheet Arrangements

As of July 2, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 20, 2005, our Board of Directors declared an increase in the dividend rate on our common stock from $0.05 to $0.07 per common share for the first quarter of fiscal 2006.  The dividend was paid on June 1, 2005 to stockholders of record on May 11, 2005.  In addition, our Board of Directors declared a cash dividend of $0.07 per common share for the second quarter of fiscal 2006.  The dividend is payable on September 7, 2005 to stockholders of record on August 17, 2005.  For fiscal 2005, the Board of Directors declared four quarterly common stock dividends of $0.05 per share each for a total of $0.20 per share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Employee and Executive Option Grants

Year-to-Date as of July 2, 2005 and Full Year Fiscal 2005 and 2004

	2006 YTD	2005	2004
Net grants during the period as a % of outstanding shares	1.7%	2.4%	2.8%
Grants to listed officers during the period as a % of total options granted	10.0%	0	7.2%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0	0.2%
Cumulative options held by listed officers as a % of total outstanding options	9.9%	10.4%	11.5%

Listed officers for fiscal 2006 are those listed in our 2005 proxy statement dated June 1, 2005 (defined as our Chief Executive Officer and each of the four other most highly compensated executive officers) and our new Chief Financial Officer who joined the Company on June 27, 2005.  As disclosed in our fiscal 2005 proxy statement, the Company did not grant any options as part of its annual focal review process to any of its employees during the fiscal year ended April 2, 2005.  Options granted to employees as part of the annual focal review in calendar year 2005 were effective as of July 1, 2005.

All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ National Market.  See the “Report Of The Compensation Committee of the Board of Directors for Fiscal Year 2005” appearing in the Company’s 2005 proxy statement dated June 1, 2005 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
April 3, 2004	28,707	58,123	$27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	37.12
Exercised	—	(5,993)	8.75
Forfeited	1,297	(1,297)	40.78
April 2, 2005	33,754	60,643	30.18
Granted	(6,338)	6,338	25.60
Exercised	—	(1,235)	10.48
Forfeited	449	(449)	40.34
July 2, 2005	27,865	65,297	$30.05

During the first three months of fiscal 2006, we granted options to purchase approximately 6.3 million shares of our stock to our employees.  The net options granted after forfeitures represented 1.7% of our total outstanding shares of approximately 350 million as of the beginning of fiscal 2006.  For additional information about our employee stock option plan activity for fiscal years 2003 through 2005, please refer to the Company’s Form 10-K for the fiscal year ended April 2, 2005.

In-the-Money and Out-of-the-Money Option Information

As of July 2, 2005

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	23,944	3,471	27,415	$16.45
Out-of-the-Money (1)	21,788	16,094	37,882	$39.88
Total Options Outstanding	45,732	19,565	65,297	$30.05

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $25.48 per share at July 2, 2005.

As of July 2, 2005, the total outstanding options held by listed officers amounted to 9.9% of the approximately 60.3 million outstanding options held by all employees.

Options Granted to Listed Officers

Year-to-Date as of July 2, 2005

Individual Grants

	Number of Securities Underlying Option Grants	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Total Listed Officers	635,000	10.0%	$25.48-$25.66	06/27/15-07/01/15	$10,198,029	$25,843,809

(1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first three months of fiscal 2006, options granted to the listed officers amounted to 10.0% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2005 proxy statement dated June 1, 2005.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date as of July 2, 2005

Individual Grants

	Shares Acquired	Value	Number of Shares Underlying Unexercised Options at July 2, 2005		Value of Unexcercised In-the Money Options at July 2, 2005 (1)
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	450,000	$8,626,690	4,945,994	1,542,937	$32,157,660	$605,083

(1) These amounts represent the difference between the exercise price and $25.48, the market price of Xilinx stock at July 2, 2005, for all the in-the-money options held by the listed officers.

Information as of July 2, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in thousands):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	B Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	8,276	$10.36	0
1997 Stock Plan	56,727	$32.99	25,675
1990 Employee Stock Purchase Plan	N/A	N/A	2,358
Total-Approved Plans	65,003	$30.11	28,033
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	10	$36.33	2,190
Total-All Plans	65,013	$30.11	30,223

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807 thousand options were assumed by the Company.  Of this amount, a total of 284 thousand options, with an average weighted exercise price of $15.62, remained outstanding as of July 2, 2005.  These options are excluded from the above table.

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

•                  major customers converting to Application Specific Integrated Circuit (ASIC) or Application Specific Standard Product (ASSP) designs from Xilinx programmable logic devices (PLDs);

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

•                  consolidation within the distribution channel such as the recent acquisition of Memec by Avnet (See Note 16 to our condensed consolidated financial statements, included in Part 1. “Financial Information”);

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

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments.  Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries.  For example, we have sales and operations in Asia Pacific and Japan.  Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future.  Sales to all direct OEMs and distributors are denominated in U.S. dollars.  While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers.  Currency instability may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations.  Increased currency volatility could also positively or negatively impact our foreign currency denominated costs, assets and liabilities.  Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

Dependence on Independent Manufacturers and Subcontractors

During the first quarter of fiscal 2006, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Seiko Epson Corporation (Seiko).  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

In October 2004, we announced a strategic foundry relationship with Toshiba for the production of advanced silicon wafers in Japan.  Initial wafer shipments were received in December 2004.

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

In conjunction with Xilinx’s settlement of the patent litigation with Altera in July 2001, both companies entered into a royalty-free patent cross license agreement for many of each company’s patents through July 2006.

Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property.  We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.  From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us.  Third parties may assert infringement claims against us in the future, assertions by third parties may result in costly litigation and we may not prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.  Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources.  Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

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

Sarbanes-Oxley Section 404 Compliance

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure.  The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements.  Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at July 2, 2005 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $10.0 million.

Foreign Currency Exchange Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled.  Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the condensed consolidated statements of income as they are incurred.  We did not execute material hedge transactions during the first three months of fiscal 2006 or 2005.

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 2, 2005 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $10.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at July 2, 2005 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $297.0 million at July 2, 2005 as compared to our adjusted cost basis of approximately $239.0 million.  The value of our investment in UMC would be materially impacted if there was a significant change in the market price of the UMC shares.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Internal Revenue Service

The IRS has audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to the assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS has proposed adjustments to our net operating loss for fiscal 2001. To date, several issues have been settled with the IRS.  As of July 2, 2005, the only substantive unresolved issue asserted by the IRS totals $16.0 million in additional taxes due.

This issue relates to whether the value of compensatory stock options must be included in the cost sharing agreement with Xilinx Ireland.  The trial for this issue related to fiscal years 1997, 1998 and 1999 and was held during July 2004.  Shortly before the trial, the Tax Court granted an IRS motion to amend its answer to assert an alternative deficiency based on the Black-Scholes value of stock options on the date of grant.  Post-trial briefs have been filed and we are awaiting the court’s decision.

It is premature to comment further on the likely outcome of the stock option cost sharing issue.  We believe we have meritorious defenses to the remaining adjustment and that sufficient taxes have been provided.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Rep’tronic

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

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  Rep’tronic alleged that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx’s activities to continue its business in the territory.  In June 2005, the French Commercial Court rendered judgment in favor of Xilinx.  Rep’tronic has elected not to appeal the judgment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the first fiscal quarter of 2006.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

Period (In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 3 to May 7, 2005	37	$27.23	37	$122,741

May 8 to June 4, 2005	1,001	$27.23	1,001	$95,475

June 5 to July 2, 2005	1,443	$26.74	1,443	$56,884

Total for the Quarter	2,481	$26.95	2,481

On April 22, 2004, we announced a repurchase program of up to $250.0 million of common stock.  On April 21, 2005, we announced the repurchase of up to an additional $350.0 million of common stock.  Through July 2, 2005, the Company had repurchased $193.1 million of the $250.0 million of common stock approved for repurchase under the April 2004 authorization.  These share repurchase programs have no stated expiration date.

Item 6.  Exhibits

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

XILINX, INC.

Date: August 8, 2005	/s/ Jon A. Olson
Jon A. Olson
Vice President, Finance and
Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)