Form 10-Q/A
period 2005-07-02
XILINX INC
filed 2005-08-12
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On August 8, 2005, Xilinx, Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 (“Form 10-Q”).  This Amendment No. 1 to the Form 10-Q is being filed to include the complete form of the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Section 302 Certifications”).  The certifications of the principal executive and principal financial officers of the Registrant that were filed with the Form 10-Q on August 8, 2005 inadvertently omitted a portion of the introductory language required in paragraph 4 of the Section 302 Certifications.  In addition, the Registrant inadvertently did not file as an exhibit to the Form 10-Q the letter agreement, dated June 2, 2005 and effective June 6, 2005, with the Registrant’s Vice President and Chief Financial Officer related to the terms of his employment, which had been described previously in the Registrant’s Current Report on Form 8-K filed on June 7, 2005.  The letter agreement with the Vice President and Chief Financial Officer is filed as an exhibit to this Amendment No. 1.

Part II.  Other Information

Item 6.  Exhibits

10.1	Letter Agreement, dated June 2, 2005 and effective June 6, 2005, with the Registrant’s Vice President and Chief Financial Officer related to the terms of his employment
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 12, 2005	/s/ Jon A. Olson
Jon A. Olson
Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)