Form 10-Q
period 2005-10-01
XILINX INC
filed 2005-11-04
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to                  .

Commission File Number   0-18548

Xilinx, Inc.

(Exact name of registrant as specified in its charter)

Delaware

77-0188631

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)

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

Yes ☒         No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at October 25, 2005

Common Stock, $.01 par value	348,521,496

Part I.                                    Financial Information

Item 1.  Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net revenues	$398,929	$403,277	$804,308	$826,860
Cost of revenues	153,968	145,024	312,450	289,187
Gross margin	244,961	258,253	491,858	537,673

Operating expenses:
Research and development	79,953	78,135	158,657	150,058
Selling, general and administrative	77,744	77,086	153,731	157,676
Amortization of acquisition-related intangibles	1,755	1,757	3,511	3,159
Litigation settlements and contingencies	3,165	—	3,165	—
Write-off of acquired in-process research and development	—	—	—	7,198

Total operating expenses	162,617	156,978	319,064	318,091

Operating income	82,344	101,275	172,794	219,582

Interest income and other, net	15,910	7,323	25,253	13,164

Income before income taxes	98,254	108,598	198,047	232,746

Provision for income taxes	12,656	22,389	35,608	51,285

Net income	$85,598	$86,209	$162,439	$181,461

Net income per common share:
Basic	$0.25	$0.25	$0.46	$0.52

Diluted	$0.24	$0.24	$0.45	$0.51

Cash dividends declared per common share	$0.07	$0.05	$0.14	$0.10

Shares used in per share calculations:
Basic	349,254	347,859	350,165	347,350

Diluted	356,360	357,832	357,384	358,882

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 1,	April 2,
(In thousands, except par value amounts)	2005	2005
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$567,026	$449,388
Short-term investments	314,859	412,170
Investment in United Microelectronics Corporation, current portion	30,000	—
Accounts receivable, net	191,512	213,459
Inventories	199,667	185,722
Deferred tax assets	76,511	125,342
Prepaid expenses and other current assets	110,216	80,283
Total current assets	1,489,791	1,466,364

Property, plant and equipment, at cost	641,196	629,812
Accumulated depreciation and amortization	(292,399)	(285,296)
Net property, plant and equipment	348,797	344,516
Long-term investments	760,944	766,596
Investment in United Microelectronics Corporation, net of current portion	256,100	246,110
Goodwill	118,847	119,415
Acquisition-related intangibles, net	16,438	20,004
Other assets	178,608	76,191
Total Assets	$3,169,525	$3,039,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,214	$63,172
Accrued payroll and related liabilities	67,324	61,616
Income taxes payable	22,204	45,835
Deferred income on shipments to distributors	109,817	102,511
Other accrued liabilities	44,956	25,260
Total current liabilities	334,515	298,394

Deferred tax liabilities	59,633	67,294

Other long-term liabilities	7,635	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,482	3,502
Additional paid-in capital	1,470,117	906,929
Retained earnings	1,373,666	1,762,873
Treasury stock, at cost	(102,664)	—
Accumulated other comprehensive income	23,141	204
Total stockholders’ equity	2,767,742	2,673,508
Total Liabilities and Stockholders’ Equity	$3,169,525	$3,039,196

(1)         Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	Oct. 1,	Oct. 2,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$162,439	$181,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,448	25,683
Amortization	7,868	5,424
Amortization of deferred compensation	—	504
Litigation settlements and contingencies	3,165	—
Write-off of acquired in-process research and development	—	7,198
Net (gain) loss on sale of available-for-sale securities	939	(485)
Tax benefit from exercise of stock options	16,146	14,084
Changes in assets and liabilities, net of effects from acquisition of business:
Accounts receivable, net	21,947	46,751
Inventories	(13,945)	(85,958)
Deferred income taxes	(1,908)	3,263
Prepaid expenses and other current assets	(33,590)	10,236
Other assets	(58,557)	(445)
Accounts payable	27,043	13,509
Accrued liabilities	8,046	1,644
Income taxes payable	42,131	20,548
Deferred income on shipments to distributors	7,307	(23,942)
Net cash provided by operating activities	215,479	219,475

Cash flows from investing activities:
Purchases of available-for-sale securities	(972,940)	(1,532,214)
Proceeds from sale and maturity of available-for-sale securities	1,075,787	1,377,793
Purchases of property, plant and equipment	(30,729)	(29,410)
Acquisition of business, net of cash acquired	—	(18,636)
Other investing activities	(15,510)	—
Net cash provided by (used in) investing activities	56,608	(202,467)

Cash flows from financing activities:
Acquisition of treasury stock	(151,435)	(66,054)
Proceeds from issuance of common stock through various stock plans	46,080	34,000
Payment of dividends to stockholders	(49,094)	(34,749)
Net cash used in financing activities	(154,449)	(66,803)

Net increase (decrease) in cash and cash equivalents	117,638	(49,795)

Cash and cash equivalents at beginning of period	449,388	337,343

Cash and cash equivalents at end of period	$567,026	$287,548

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$23,906	$—
Issuance of treasury stock	$47,047	$65,603

Supplemental disclosure of cash flow information:
Income taxes paid	$3,664	$12,519

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2006 is a 52-week year ending on April 1, 2006.  Fiscal 2005, which ended on April 2, 2005, was also a 52-week fiscal year.  The first and second quarters of fiscal 2006 and 2005 were all 13-week quarters.

Reclassifications

Certain immaterial amounts from the prior periods have been reclassified to conform to the current period’s presentation.  These changes had no impact on previously reported net income.

During the second quarter of fiscal 2006, the Company made a reclassification adjustment of $502.6 million between Additional Paid-in Capital and Retained Earnings.  This reclassification adjustment was a result of miscalculations on the gains and losses from the reissuance of the Company’s treasury shares for fiscal 1995 through the first quarter of fiscal 2006. This miscalculation resulted in an intra-equity reclassification between Additional Paid-in Capital and Retained Earnings and had no impact on the Company’s earnings, financial trends or ratios in any period.  Total Stockholders’ Equity remained unchanged after the reclassification.

2.              Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial    Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” [(SFAS 123(R)].  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies.  SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005.  The Company will be required to implement the standard no later than the quarter beginning April 2, 2006.  SFAS 123(R) permits public companies to adopt its requirements using either prospective recognition of compensation expense or retrospective recognition.  The Company plans to adopt SFAS 123(R) using the modified-prospective method.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of

2004” (FSP 109-2).  On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law.  The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures for companies that have not yet completed the evaluation.  The Company is currently considering the repatriation provision.  The Company expects to complete this evaluation before the end of fiscal 2006. The range of possible amounts of unremitted earnings for repatriation under this provision is between zero and $500.0 million.  The related potential range of income tax is between zero and $27.3 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by Xilinx in the quarter beginning April 2, 2006.  The Company does not anticipate that the implementation of this standard will have a significant impact on its financial condition or results of operations.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6).  EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination.  This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for reporting periods beginning after June 29, 2005.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Six Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net income as reported	$85,598	$86,209	$162,439	$181,461

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(19,621)	(28,925)	(40,975)	(64,286)

Pro forma net income	$65,977	$57,284	$121,464	$117,175

Net income per share:
Basic-as reported	$0.25	$0.25	$0.46	$0.52

Basic-pro forma	$0.19	$0.16	$0.35	$0.34

Diluted-as reported	$0.24	$0.24	$0.45	$0.51

Diluted-pro forma	$0.18	$0.16	$0.34	$0.33

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model.  The Black-Scholes model was originally developed for use in estimating a fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted. Previously, the Company used only historical volatility in deriving its volatility assumption.  Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  Calculated under SFAS 123, the per share weighted-average fair value of stock options granted during the second quarter of fiscal 2006 was $8.19 ($15.42 for the second quarter of fiscal 2005) and for the first six months of fiscal 2006 was $7.92 ($20.69 for the first six months of fiscal 2005).    The pro forma stock-based employee compensation expenses for the second quarter and the first six months of fiscal 2005 have been adjusted for changes in the application of volatility assumptions used in estimating the fair value of employee stock options issued during this six-month period.  The adjustment had no material impact to the pro forma condensed consolidated financial statements.  Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of the Company’s fiscal year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the second quarter of fiscal 2006 and 2005 were $7.67 and $12.04, respectively.

Under the Stock Purchase Plan, employees purchased 631 thousand shares for $15.2 million in the second quarter of fiscal 2006 and 934 thousand shares for $15.0 million in the second quarter of fiscal 2005.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2006.  On August 4, 2005, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 7.0 million shares.  At October 1, 2005, 8.7 million shares were available for future issuance out of 34.5 million shares authorized.

4.              Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.  The total shares used in the denominator of the diluted net income per common share calculation includes 7.1 million and 7.2 million common equivalent shares attributable to outstanding stock options for the second quarter and the first six months of fiscal 2006, respectively, that are not included in basic net income per common share.  For the second quarter and the first six months of fiscal 2005, the total shares used in the denominator of the diluted net income per common share calculation includes 10.0 million and 11.5 million common equivalent shares attributable to outstanding stock options, respectively.

Outstanding out-of-the-money stock options to purchase approximately 29.8 million and 30.0 million shares, for the second quarter and the first six months of fiscal 2006, respectively, under the Company’s stock option plans were excluded by the treasury stock calculation from diluted net income per common share as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.  For the second quarter and the first six months of fiscal 2005, respectively, 30.2 million and 28.8 million of the Company’s stock options outstanding were excluded from the calculation.

5.              Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Oct. 1,	April 2,
(In thousands)	2005	2005

Raw materials	$9,732	$8,589
Work-in-process	143,117	122,788
Finished goods	46,818	54,345
	$199,667	$185,722

6.              Investment in United Microelectronics Corporation

At October 1, 2005, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $286.1 million. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	Oct. 1, 2005		April 2, 2005
	Adjusted	Fair	Adjusted	Fair
(In thousands)	Cost	Value	Cost	Value
Current portion	$25,066	$30,000	$—	$—
Long-term portion	213,976	256,100	239,064	246,110
Total investment	$239,042	$286,100	$239,064	$246,110

During the first six months of fiscal 2006, the fair value of the UMC investment increased by $40.0 million.  The fair value of the Company’s total UMC investment decreased by $10.9 million during the three months ended October 1, 2005.  At October 1, 2005, the Company recorded $19.3 million of deferred tax liabilities and a net $27.8 million balance in accumulated other comprehensive income associated with the UMC investment.  As of October 1, 2005, the Company classified $30.0 million in fair value ($25.1 million in adjusted cost) of the UMC investment as short-term investment as the Company intends to sell this portion of the investment within the next 12 months.

7.              Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market.  During the second quarter of fiscal 2006, the Company completed its $250.0 million repurchase program announced in April 2004 by repurchasing 2.1 million shares for $56.9 million.  On April 20, 2005, the Board authorized the repurchase of up to an additional $350.0 million of common stock.  These share repurchase programs have no stated expiration date.  Through October 1, 2005, the Company had repurchased $26.0 million of the $350.0 million of common stock approved for repurchase under the April 2005 authorization.  As of October 1, 2005, the Company held approximately 3.8 million shares of treasury stock in conjunction with the stock repurchase program.  The Company held no shares of treasury stock in conjunction with the stock repurchase program as of April 2, 2005 since all treasury shares had been reissued under the employee stock option plans.

During the first six months of fiscal 2006, the Company entered into stock repurchase agreements with an independent financial institution.  Under these agreements, Xilinx provided this financial institution with up-front payments of $50.0 million in each quarter. The financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted average price, during the contract period, less a specified discount. Upon payment, the $50.0 million per quarter was classified as treasury stock on the Company’s condensed consolidated balance sheet.  As of October 1, 2005, no up-front payment balances remained under these agreements.  In addition, under the guidelines of SEC Rule 10b5-1, Xilinx entered into another agreement with the same independent financial institution each quarter to repurchase additional shares on its behalf after the conclusion of the purchase periods of the aforementioned agreements.

During the second quarter and the first six months of fiscal 2006, the Company repurchased a total of 3.0 million and 5.5 million shares of common stock for $82.9 million and $149.7 million, respectively, as adjusted for accrued and unsettled transactions and including the amounts purchased by the independent financial institution and remitted to the Company.  During the second quarter and the first six months of fiscal 2005, the Company repurchased a total of 1.3 million and 2.1 million shares of common stock for $35.6 million and $66.9 million, respectively, as adjusted for accrued and unsettled transactions.

8.              Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands)	2005	2004	2005	2004

Net income	$85,598	$86,209	$162,439	$181,461
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(9,382)	(7,500)	23,193	(49,375)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	611	(189)	895	(403)
Net change in unrealized loss on hedging transactions, net of tax	(301)	—	(420)	—
Net change in cumulative translation adjustment	331	(257)	(731)	(284)
Comprehensive income	$76,857	$78,263	$185,376	$131,399

The components of accumulated other comprehensive income at October 1, 2005 and April 2, 2005 are as follows:

	Oct. 1,	April 2,
(In thousands)	2005	2005

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$21,706	$(2,382)
Accumulated unrealized loss on hedging transactions, net of tax	(420)	—
Accumulated cumulative translation adjustment	1,855	2,586
Total accumulated other comprehensive income	$23,141	$204

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at October 1, 2005, primarily reflects the increase in value of the UMC investment since April 2, 2005 (see Note 6).  In addition, the unrealized gain on the Company’s short-term and long-term investments increased by $800 thousand during the first six months of fiscal 2006.

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

On April 26, 2005, two of the Company’s distributors, Avnet, Inc. (Avnet) and the Memec Group (Memec), announced that they had reached a definitive agreement for Avnet to acquire Memec.  On July 5, 2005, Avnet announced that it had completed its acquisition of Memec.  As of October 1, 2005, the combined Avnet/Memec entity accounted for 81% of total accounts receivable.  Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70% and 76% of the Company’s worldwide net revenues in the second quarter of fiscal 2006 and 2005, respectively, and 72% and 77% in the first six months of fiscal 2006 and 2005, respectively.

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

10.       Income Taxes

The Company recorded tax provisions of $12.7 million and $35.6 million for the second quarter and first six months of fiscal 2006, respectively, representing effective tax rates of 13% and 18%, respectively.  The Company recorded tax provisions of $22.4 million and $51.3 million for the second quarter and first six months of fiscal 2005, respectively, representing effective tax rates of 21% and 22%, respectively.  When compared to the same period last year, the reduction in the effective tax rate for the second quarter of fiscal 2006 reflects a tax benefit resulting from the favorable ruling by the U.S. Tax Court for Xilinx in its litigation with the Internal Revenue Service (IRS) for fiscal 1996 to 1999.  The effective tax rate in the first six months of fiscal 2006 was positively impacted by the favorable U.S. Tax Court decision and by an increase in tax credits for research and development and affordable housing. The first six months of fiscal 2005 was negatively impacted by the non-deductibility of the write-off of acquired in-process research and development related to the acquisition of Hier Design Inc. (HDI) in June 2004, offset by a positive impact related to a tax stipulation agreement with the IRS for fiscal 1996 to 2000.

The IRS audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, all issues have been settled with the IRS.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  Thus the court determined that the Company has no tax, interest, or penalties due for this issue.  The IRS has not indicated whether it will appeal the decision to the Ninth Circuit Court of Appeals.

11.       Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through February 2026.  Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Fiscal year	(In thousands)
2006 (remaining six months)	$3,511
2007	5,958
2008	4,861
2009	4,111
2010	3,174
Thereafter	5,947
$27,562

Most of the Company’s leases contain renewal options for varying terms.  Rent expense, net of rental income, under all operating leases was approximately $1.6 million and $3.3 million for the second quarter and the first six months of fiscal 2006, respectively.  Rent expense, net of rental income, was approximately $1.0 million and $1.9 million for the second quarter and the first six months of fiscal 2005, respectively.

Other commitments at October 1, 2005 totaled approximately $116.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of October 1, 2005, the Company also has approximately $20.1 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through July 2008.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

12.       Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues if a loss is probable and can be reasonably estimated.  The following table summarizes the warranty reserve activity for the first six months of fiscal 2006 and 2005:

	Six Months Ended
	Oct. 1,	October 2,
(In thousands)	2005	2004

Balance at beginning of period	$—	$5,905
Provision	611	2,955
Utilized	(116)	(5,385)
Adjustments	—	(1,500)

Balance at end of period	$495	$1,975

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

13.       Contingencies

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000. On August 30, 2005, the Tax Court issued its opinion concerning the last substantive unresolved issue asserted by the IRS by ruling in favor of the Company.  The IRS has not indicated whether it will appeal the decision to the Ninth Circuit Court of Appeals (see Note 10).  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company filed its defenses in each case in November 2004.  Pleadings are closed and discovery may commence.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  Rep’tronic alleged that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx’s activities to continue its business in the territory.  In June 2005, the French Commercial Court rendered judgment in favor of Xilinx.  Rep’tronic elected not to appeal the judgment.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  By joining Xilinx SARL to this action, Rep’tronic S.A. seeks determination of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  The final hearing on this matter was held on October 6, 2005 and the court indicated it would deliver its judgment on December 22, 2005.

See Note 15 for additional pending legal proceedings.

The Company has accrued amounts that represent anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies” including an increase of $3.2 million in the second quarter of fiscal 2006.

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

14.       Goodwill and Acquisition-Related Intangibles

As of October 1, 2005 and April 2, 2005, the gross and net amounts of goodwill and acquisition-related intangibles for all acquisitions were as follows:

	Oct. 1,	April 2,
(In thousands)	2005	2005	Amortization Life

Goodwill-gross	$170,372	$170,940
Less accumulated amortization through fiscal 2002	51,525	51,525
Goodwill-net	$118,847	$119,415

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	23,975	23,835
Noncompete agreements-net	329	469

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	13,563	11,804
Patents-net	9,189	10,948

Miscellaneous intangibles-gross	49,259	49,259	2 to 5 years
Less accumulated amortization	42,339	40,672
Miscellaneous intangibles-net	6,920	8,587

Total acquisition-related intangibles-gross	96,315	96,315
Less accumulated amortization	79,877	76,311
Total acquisition-related intangibles-net	$16,438	$20,004

Amortization expense for all intangible assets for the second quarter and the first six months of fiscal 2006 was $1.8 million and $3.6 million, respectively.  For the second quarter and the first six months of fiscal 2005, amortization expense for all intangible assets was $1.8 million and $3.2 million, respectively.  Intangible assets are amortized on a straight-line basis.  Based on the carrying value of acquisition-related intangibles recorded at October 1, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2006 (remaining six months) - $2.9 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

15.  Subsequent Event

On October 17, 2005 a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages and attorneys’ fees.  The Company was served with the complaint on October 26, 2005.  The Company is evaluating the claims and intends to defend the lawsuit vigorously.  At this time, the Company is unable to determine if a loss is probable.

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

Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At October 1, 2005, the Company had an equity investment in UMC, a public Taiwanese semiconductor wafer manufacturing company, of $286.1 million and strategic investments in non-marketable equity securities of $21.6 million.  In determining if and when a decline in market value below adjusted cost of marketable equity and debt securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments.  In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation.   When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers.  For the first six months of fiscal 2006, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate distributor data and verify that the reported information is accurate.  Deferred income on shipments to distributors reflects the effects of distributor price adjustments and, the amount of gross margin expected to be realized when distributors sell through product purchased from us.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year.  Revenue from support services is recognized when the service is performed.  Revenue from support products, which includes software and services sales, was approximately 6% to 7% of net revenues for all of the periods presented.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of October 1, 2005 and April 2, 2005, we had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

Results of Operations: Second quarter and first six months of fiscal 2006 compared to the second quarter and first six months of fiscal 2005

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.6	36.0	38.8	35.0
Gross Margin	61.4	64.0	61.2	65.0

Operating Expenses:
Research and development	20.0	19.4	19.7	18.1
Selling, general and administrative	19.5	19.1	19.1	19.1
Amortization of acquisition-related intangibles	0.4	0.4	0.5	0.4
Litigation settlements and contingencies	0.8	0.0	0.4	0.0
Write-off of acquired in-process research and development	0.0	0.0	0.0	0.9
Total operating expenses	40.7	38.9	39.7	38.5

Operating Income	20.7	25.1	21.5	26.5
Interest income and other, net	4.0	1.8	3.1	1.6

Income Before Income Taxes	24.7	26.9	24.6	28.1

Provision for income taxes	3.2	5.5	4.4	6.2

Net Income	21.5%	21.4%	20.2%	21.9%

Net Revenues

Net revenues of $398.9 million in the second quarter of fiscal 2006 represented a 1% decrease from the comparable prior year period of $403.3 million.  Net revenues for the first six months of fiscal 2006 were $804.3 million, a 3% decline from the prior year comparable period of $826.9 million.

The decrease in net revenues in the second quarter of fiscal 2006 resulted from weaker than expected sales in the Communications end market, especially 3G wireless infrastructure which declined double digits compared to the same period last year.  The revenue growth in Consumer, Automotive, Industrial and Other end markets did not sufficiently offset weakness in the Communications end market.  The weakness in the Communications end market also adversely affected our net revenues from Mainstream and Base Products, which declined double digits during the second quarter and the first six months of fiscal 2006, as many of these products serve the Communications end market.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology.  The most recent modification was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005.  Amounts for the prior periods have been reclassified to conform to the recategorization.  New Products include our most recent product offerings and include the Spartan-3TM, Spartan™-3E, Spartan-IIETM, Virtex-4TM, Virtex-II ProTM, EasyPathTM and CoolRunner-IITM product lines.  Mainstream Products include the CoolRunnerTM, Spartan-IITM, SpartanXLTM, Virtex-IITM, Virtex-ETM and VirtexTM product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and SpartanTM families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs – programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues by product categories for the second quarter and the first six-months of fiscal 2006 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 1,	Oct. 2,	%	Oct. 1,	Oct. 2,	%
(In millions)	2005	2004	Change	2005	2004	Change

New Products	$120.0	$70.3	71%	$227.7	$119.2	91%
Mainstream Products	191.1	235.9	(19)%	398.5	501.1	(20)%
Base Products	63.6	70.5	(10)%	128.4	153.5	(16)%
Support Products	24.2	26.6	(9)%	49.7	53.1	(6)%
Total Net Revenues	$398.9	$403.3	(1)%	$804.3	$826.9	(3)%

New Products continue to lead our revenue growth, increasing 71% and 91% in the second quarter and the first six months of fiscal 2006, respectively, compared to the same periods last year.  New Products represented 30% and 28% of total net revenues in the second quarter and first six months of fiscal 2006 compared to 17% and 14% in the same periods last year, respectively.

The increase in New Products net revenues during the second quarter and the first six months of fiscal 2006 was due to the strong market acceptance of  Virtex-4, Virtex-II Pro and Spartan-3 across a broad base of end markets.  Our 130 nanometer Virtex-II Pro is currently the largest contributor to the New Products net revenues.  However, design win momentum is rapidly shifting to 90 nanometer technology which is fueling the growth of our New Products category.  Our 90 nanometer products include our high-volume, low-cost Spartan-3 family and our high-performance, high-density Virtex-4 family.  We expect that sales of New Products will continue to increase over time as customer adoption of these products continues to be strong and customers begin moving their programs into volume production.

The decreases in both absolute dollars and as a percentage of total net revenues for Mainstream and Base Products during the second quarter and the first six months of fiscal 2006 were due to a decline in sales of our older and more mature products on 180 nanometer process technology or above.

The decrease in Support Products net revenues during the second quarter and the first six months of fiscal 2006 was due to a decline in configuration solutions (serial PROMs).  PROM memories are used primarily to configure field programmable gate arrays (FPGAs).

Net Revenues by Geography

Geographic revenue information is based on the geographic location where we shipped our products to distributors or OEMs.  This may differ from the geographic location of the end customers.  Net revenues by geography for the second quarter and the first six months of fiscal 2006 and 2005 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 1,	Oct. 2,	%	Oct. 1,	Oct. 2,	%
(In millions)	2005	2004	Change	2005	2004	Change

North America	$163.5	$169.4	(3)%	$328.8	$347.8	(5)%
Europe	79.0	86.2	(8)%	159.2	169.8	(6)%
Japan	65.8	60.8	8%	123.2	120.7	2%
APAC/ROW	90.6	86.9	4%	193.1	188.6	2%
Total Net Revenues	$398.9	$403.3	(1)%	$804.3	$826.9	(3)%

As a percentage of total net revenues and in absolute dollars, net revenues in North America declined during the second quarter and the first six months of fiscal 2006 compared to the same periods last year primarily because of the weakness in Communications and Industrial and Other end markets.  The Industrial and Other end market consists of aerospace and defense, test and measurement and scientific and medical imaging.  Net revenues in Europe declined during the second quarter and the first six months of fiscal 2006 compared to the same periods last year primarily because of weakness in the Communications end market.

Net revenues in Japan increased during the second quarter and the first six months of fiscal 2006 compared to the same periods last year.   The increase was primarily due to growing adoption of our programmable logic devices (PLDs) in various communications and consumer applications that were previously served by application specific integrated circuits (ASICs).

Net revenues in Asia Pacific/Rest of World increased slightly in the second quarter and the first six months of fiscal 2006 compared to the same periods last year.  In the second quarter of fiscal 2006, net revenues in Asia Pacific were impacted by a slowdown relating to several U.S.-based communications and storage companies with manufacturing operations in Asia.  Xilinx refers to business generated by U.S. and European customers with Asian-based manufacturing operations as transfer business.  Currently, over 50% of Asia Pacific net revenues are generated from transfer business.

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

As a result, we classify our net revenues by end markets into four categories: Communications, Storage and Servers, Consumer and Automotive, and Industrial and Other.  Since historical comparisons of the two new categories are not available, we have combined them in the table below to show their aggregated changes over the comparable periods.  The percentage change calculation in the table below represents the year-to-year dollar change in each end market.  We will begin to show historical comparisons of the two new categories when available.

Net revenues by end markets for the second quarter and the first six months of fiscal 2006 and 2005 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 1,	Oct. 2,	% Change	Oct. 1,	Oct. 2,	% Change
(% of total net revenues)	2005	2004	in Dollars	2005	2004	in Dollars

Communications	48%	53%	(10)%	50%	53%	(9)%
Storage and Servers	13	13	(1)%	13	12	6%
Consumer, Automotive, Industrial and Other	39	34	12%	37	35	3%
Total Net Revenues	100%	100%	(1)%	100%	100%	(3)%

During the second quarter and the first six months of fiscal 2006, our top global customers, that comprised approximately 30% of our total net revenues, experienced broad-based weakness across several end markets including Storage, Communications, and Industrial and Other.

Net revenues from the Communications end market declined 10% in the second quarter of fiscal 2006 from the comparable period last year.  Net revenues from the Communications end market for the first six months of fiscal 2006 declined 9% from the same period last year.  This was attributed to a decline in wireless infrastructure business from a year ago.

Net revenues from the Storage and Servers end market were flat for the year-over-year periods but in general Storage revenues have been declining due to some customer programs migrating to lower cost alternatives.

The growth in Consumer, Automotive, Industrial and Other end markets for the second quarter and the first six months of fiscal 2006 was primarily driven by the success of our diversification efforts into new markets and applications.  Our success in these end markets is due to many factors, including the enhanced features and low cost of our newer products, more customized product offerings and certain competitive advantages of PLDs which can enable shorter product design cycles for our customers.

Gross Margin

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Gross margin	$245.0	$258.3	$(13.3)	(5.1)%	$491.9	$537.7	$(45.8)	(8.5)%
% of Net Revenues	61.4%	64.0%			61.2%	65.0%

The gross margin decline of 2.6 percentage points for the second quarter of fiscal 2006 compared to the prior period was due to a significant product mix shift towards 130 nanometer and 90 nanometer products, which currently have lower margins than our more mature products, and a decline in Mainstream and Base Products, which have higher gross margins.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on process technologies of 130 and 90 nanometers, and employing a dual foundry strategy, which promotes price competition and manufacturing flexibility.

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

Research and Development

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Research and Development	$80.0	$78.1	$1.9	2%	$158.7	$150.1	$8.6	6%
% of Net Revenues	20%	19%			20%	18%

The increase in research and development (R&D) expenses over the prior year’s comparable periods was primarily related to additional product development investment required for next generation products and our increased investments in new markets such as digital signal processing (DSP) and embedded processing.

We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 90 and 65-nanometer and more advanced process technologies, IP cores, DSP, embedded processing and the development of new design and layout software.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Selling, General and Administrative	$77.7	$77.1	$0.6	1%	$153.7	$157.7	$(4.0)	(3)%
% of Net Revenues	20%	19%			19%	19%

Selling, general and administrative (SG&A) expenses were generally flat for the second quarter of fiscal 2006 compared to the same period last year.  The decrease in SG&A expenses for the first six months of fiscal 2006 over the same period last year was attributable to lower commissions due to lower net revenues and a reduction in tax litigation costs and other variable expenses such as marketing and promotional expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Amortization	$1.8	$1.8	$0.0	0.0%	$3.5	$3.2	$0.3	11%

Amortization expense was primarily related to the intangible assets attained from the RocketChips, Triscend and HDI acquisitions.  Amortization expense for these intangible assets has increased from the comparable prior year periods, due to the acquisition of HDI in June 2004.  We expect amortization of acquisition-related intangibles to be approximately $6.5 million for fiscal 2006 compared with $6.7 million for fiscal 2005.

Litigation Settlements and Contingencies

The Company has accrued amounts that represent anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies” including an increase of $3.2 million in the second quarter of fiscal 2006.  See Note 13 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of HDI in the first quarter of fiscal 2005, approximately $7.2 million of in-process research and development costs were written off.  The projects identified as in-process would have required additional effort in order to establish technological feasibility.  These projects had identifiable technological risk factors indicating that successful completion, although expected, was not assured.  If an identified project is not successfully completed, there is no alternative future use for the project; therefore, the expected future income will not be realized.  The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

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

Interest Income and Other, Net

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Interest Income & Other, Net	$15.9	$7.3	$8.6	117%	$25.3	$13.2	$12.1	92%
% of Net Revenues	4%	2%			3%	2%

The increase in interest income and other, net over the prior year’s comparable periods was due to higher yields resulting from an increase in short-term interest rates and $3.4 million of interest income earned from an IRS prepayment relating to the Tax Court issue.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	Oct. 1,	Oct. 2,	$	%	Oct. 1,	Oct. 2,	$	%
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Provision for Income Taxes	$12.7	$22.4	$(9.7)	(43)%	$35.6	$51.3	$(15.7)	(31)%
% of Net Revenues	3%	6%			4%	6%
Effective Tax Rate	13%	21%			18%	22%

When compared to the same period last year, the reduction in the effective tax rate for the second quarter of fiscal 2006 reflects a tax benefit resulting from the favorable ruling by the U.S. Tax Court for Xilinx in its litigation with the IRS for fiscal 1996 to 1999.  The effective tax rate in the first six months of fiscal 2006 was positively impacted by the favorable U.S. Tax Court decision and by an increase in tax credits for research and development and affordable housing. The effective tax rate in the first six months of fiscal 2005 was negatively impacted by the non-deductibility of the write-off of acquired in-process research and development related to the acquisition of HDI in June 2004, offset by a positive impact related to a tax stipulation agreement with the IRS for fiscal 1996 to 2000.

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000.  See Note 10 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our Common Stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.  The combination of cash, cash equivalents and short-term and long-term investments at October 1, 2005 and April 2, 2005 totaled $1.6 billion for both periods.  As of October 1, 2005, we had cash, cash equivalents and short-term investments of $881.9 million and working capital of $1.2 billion.  As of April 2, 2005, cash, cash equivalents and short-term investments were $861.6 million and working capital was $1.2 billion.

Operating Activities - During the first six months of fiscal 2006, our operations generated net positive cash flow of $215.5 million, which was $4.0 million lower than the $219.5 million generated during the first six months of fiscal 2005.  The positive cash flow from operations generated during the first six months of fiscal 2006 was primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and an increase in accounts payable.  These items were partially offset by the increases in inventories, prepaid expenses and other current assets, and other assets.  Our inventory levels were $13.9 million higher at October 1, 2005 compared to April 2, 2005.  The increase was primarily due to improved yields, which gave us more units per wafer.   The increases in prepaid expenses and other current assets and in other assets were primarily related to a $50.0 million advance wafer purchase payment and $17.0 million investments in intellectual property and licenses.  Accounts receivable decreased by $21.9 million from the levels at April 2, 2005, due to strong collections during the first six months of fiscal 2006 that was partially offset by increased shipments.  Days sales outstanding decreased to 44 days at October 1, 2005 from 50 days at April 2, 2005.

For the first six months of fiscal 2005, the net positive cash flow from operations was primarily from net income, as adjusted for non-cash related items, decreases in accounts receivable and prepaid expenses and increases in accounts payable and income taxes payable.  These items were partially offset by an increase in inventories and a decrease in deferred income on shipments to distributors.

Investing Activities - Net cash provided by investing activities of $56.6 million during the first six months of fiscal 2006 included net proceeds from the sale and maturity of available-for-sale securities of $102.8 million, which was partially offset by $30.7 million for purchases of property, plant and equipment and $15.5 million for other investing activities, primarily related to affordable housing credit investments.  Net cash used in investing activities of $202.5 million during the first six months of fiscal 2005 included net purchases of available-for-sale securities of $154.5 million, $29.4 million for purchases of property, plant and equipment and $18.6 million for the acquisition of HDI.

Financing Activities - Net cash used in financing activities was $154.4 million in the first six months of fiscal 2006 and consisted of $151.4 million for the acquisition of treasury stock and $49.1 million for dividend payments to stockholders, which were partially offset by $46.1 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2005 period, net cash used in financing activities was $66.8 million and consisted of $66.1 million for the acquisition of treasury stock and $34.7 million for dividend payments to stockholders.  These items were partially offset by $34.0 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $94.2 million during the first six months of fiscal 2006.  The increase was attributable to the $162.4 million in net income for the first six months of fiscal 2006, $24.1 million in unrealized gains on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, the issuance of common stock under employee stock plans of $46.8 million and the related tax benefits associated with stock option exercises and the employee stock purchase plan of $60.9 million.  The increases were partially offset by the acquisition of treasury stock of $149.7 million, as adjusted for accrued and unsettled transactions, the payment of dividends to stockholders of $49.1 million and the combination of cumulative translation adjustment and hedging transaction loss totaling $1.2 million.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through February 2026.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of October 1, 2005.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of October 1, 2005, we had approximately $116.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of October 1, 2005, the Company also has approximately $20.1 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through July 2008.

In October 2004, the Company entered into an advanced purchase agreement with Toshiba Corporation (Toshiba) under which the Company paid Toshiba a total of $100.0 million in installments for advance payment of silicon wafers produced under the agreement. The first $50.0 million advance was paid in December 2004.  The second $50.0 million advance was paid in September 2005.  The entire $100.0 million (or any unused portion thereof) will be reduced by future wafer purchases from Toshiba and is fully refundable on or about December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

As of October 1, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 20, 2005, our Board of Directors declared an increase in the dividend rate on our common stock from $0.05 to $0.07 per common share for the first quarter of fiscal 2006.  The dividend was paid on June 1, 2005 to stockholders of record on May 11, 2005.  On July 20, 2005, our Board of Directors declared a cash dividend of $0.07 per common share for the second quarter of fiscal 2006 which was paid on September 7, 2005 to stockholders of record on August 17, 2005.  On October 19, 2005, our Board of Directors declared a cash dividend of $0.07 per common share for the third quarter of fiscal 2006 which is payable on December 1, 2005 to stockholders of record on November 17, 2005.  For fiscal 2005, the Board of Directors declared four quarterly common stock dividends of $0.05 per share each for a total of $0.20 per share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Employee and Executive Option Grants
Year-to-Date as of October 1, 2005 and Full Year Fiscal 2005 and 2004

	2006 YTD	2005	2004
Net grants during the period as a % of outstanding shares	1.6%	2.4%	2.8%
Grants to listed officers during the period as a % of total options granted	9.1%	0	7.2%
Grants to listed officers during the period as a % of outstanding shares	0.2%	0	0.2%
Cumulative options held by listed officers as a % of total outstanding options	9.5%	10.4%	11.5%

Listed officers for fiscal 2006 are those listed in our 2005 proxy statement dated June 1, 2005 (defined as our Chief Executive Officer and each of the four other most highly compensated executive officers) and our Chief Financial Officer who joined the Company on June 27, 2005.  As disclosed in our fiscal 2005 proxy statement, the Company did not grant any options as part of its annual focal review process to any of its employees during the fiscal year ended April 2, 2005.  Options granted to employees as part of the annual focal review in calendar year 2005 were effective as of July 1, 2005.

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

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
April 3, 2004	28,707	58,123	$27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	$37.12
Exercised	—	(5,993)	$8.75
Forfeited	1,297	(1,297)	$40.78
April 2, 2005	33,754	60,643	$30.18
Granted	(6,949)	6,949	$25.77
Exercised	—	(2,813)	$11.25
Forfeited	1,280	(1,280)	$40.53
October 1, 2005	28,085	63,499	$30.33

During the first six months of fiscal 2006, we granted options to purchase approximately 6.9 million shares of our stock to our employees.  The net options granted after forfeitures represented 1.6% of our total outstanding shares of approximately 350.0 million as of the beginning of fiscal 2006.  For additional information about our employee stock option plan activity for fiscal 2003 through 2005, please refer to the Company’s Form 10-K for the fiscal year ended April 2, 2005.

In-the-Money and Out-of-the-Money Option Information
As of October 1, 2005

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	23,838	10,362	34,200	$19.00
Out-of-the-Money (1)	21,991	7,308	29,299	$43.56
Total Options Outstanding	45,829	17,670	63,499	$30.33

(1)     Out-of the-money options are those options with an exercise price equal to or above the closing price of $27.85 per share at October 1, 2005.

As of October 1, 2005, the total outstanding options held by listed officers amounted to 9.5% of the approximately 63.5 million outstanding options held by all employees.

Options Granted to Listed Officers

Year-to-Date as of October 1, 2005

Individual Grants

	Number of Securities Underlying	Percent of Total Options Granted to	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Option Grants	Employees	Share	Date	5%	10%
Total Listed Officers	635,000	9.1%	$25.48-$25.66	06/27/15-07/01/15	$10,198,029	$25,843,809

(1) Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first six months of fiscal 2006, options granted to the listed officers amounted to 9.1% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2005 proxy statement dated June 1, 2005.

Options Exercises and Remaining Holdings of Listed Officers

Year-to-Date as of October 1, 2005

Individual Grants

	Shares Acquired	Value	Number of Shares Underlying Unexercised Options at Oct. 1, 2005		Value of Unexcercised In-the- Money Options at Oct. 1, 2005 (1)
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	900,000	$17,214,025	4,653,619	1,385,312	$31,142,967	$2,540,839

(1) These amounts represent the difference between the exercise price and $27.85, the market price of Xilinx stock at
October 1, 2005, for all the in-the-money options held by the listed officers.

Information as of October 1, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in thousands):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	7,129	$10.46	0
1997 Stock Plan	56,086	$32.93	25,896
1990 Employee Stock Purchase Plan	N/A	N/A	8,726
Total-Approved Plans	63,215	$30.39	34,622
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	11	$35.36	2,189
Total-All Plans	63,226	$30.39	36,811

(1)         In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807 thousand options were assumed by the Company.  Of this amount, a total of 273 thousand options, with an average weighted exercise price of $15.72, remained outstanding as of October 1, 2005.  These options are excluded from the above table.

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

•                  inability to obtain manufacturing or test and assembly capacity in sufficient volume;

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

•                  major customers converting to ASIC or Application Specific Standard Product (ASSP) designs from Xilinx PLDs;

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

Other

•                  changes in accounting pronouncements;

•                  dependence on distributors to generate sales and process customer orders;

•                  disruption in sales generation, order processing and logistics if a distributor materially defaults on a contract;

•                  impact of changes to current export/import laws and regulations;

•                  volatility of the securities market, particularly as it relates to the technology sector and our investment in UMC;

•                  unexpected product quality issues;

•                  global events impacting the world economy or specific regions of the world;

•                  parts shortages at our suppliers;

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

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments.  Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries.  For example, we have sales and operations in Asia Pacific, Japan and Europe.  Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future.  Sales to all direct OEMs and distributors are denominated in U.S. dollars.  While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers.  Currency instability may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations.  Increased currency volatility could also positively or negatively impact our foreign currency denominated costs, assets and liabilities.  Any or all of these factors could adversely affect our financial condition and results of operations in the future.

Our financial condition and results of operations are increasingly dependent on the global economy.  Any instability in worldwide economic environments occasioned for example, by political instability or terrorist activity could impact economic activity and could lead to a contraction of capital spending by our customers.  Additional risks to us include U.S. military actions, U.S. government spending on military and defense activities, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods.  Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located.

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

•                  availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

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

Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production that would lead to further per unit cost reductions.  Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles.  As a result, we will be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products.  We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins.  To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Dependence on Independent Manufacturers and Subcontractors

During the first six months of fiscal 2006, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko Epson Corporation (Seiko).  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past.  Should there be a major earthquake in our suppliers’ or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted.  This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations.  Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

We are also dependent on subcontractors to provide semiconductor assembly, test and shipment services.  Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, unavailability of or disruption in assembly, test or shipment services, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demand reducing net sales and negatively impacting our financial condition and results of operations.

Competition

Our PLDs compete in the logic integrated circuit (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation (Lattice), from the ASIC market, which has been ongoing since the inception of field programmable gate arrays (FPGAs), and from new companies that may enter the traditional programmable logic market segment.  We believe that important competitive factors in the logic industry include:

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

We could also face competition from our licensees.  We have granted limited rights to other companies with respect to certain older technology which may enable them to manufacture and market products which may be competitive with some of our older products.

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.”  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company will be required to implement the standard no later than the quarter beginning April 2, 2006.  The adoption of SFAS 123(R) will have a material adverse impact on our results of operations.

See Note 2 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about new accounting pronouncements.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.5 billion at October 1, 2005.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at October 1, 2005 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $11.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.  As of October 1, 2005, we had approximately U.S. $35.0 million of outstanding forward currency exchange contracts against the Euro and approximately U.S. $9.0 million of outstanding forward currency exchange contracts against the Japanese Yen.  The contracts expire at various dates between October 2005 and August 2006.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at October 1, 2005 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $10.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at October 1, 2005 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $286.1 million at October 1, 2005 as compared to our adjusted cost basis of approximately $239.0 million.  The value of our investment in UMC would be materially impacted if there was a significant change in the market price of the UMC shares.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Internal Revenue Service

The IRS audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, all issues have been settled with the IRS.

On August 30, 2005 the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.   Thus the court determined that the Company has no tax, interest, or penalties due for this issue.  The IRS has not indicated whether it will appeal the decision to the Ninth Circuit Court of Appeals.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Rep’tronic

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  In May 2003, Rep’tronic filed lawsuits in the High Court of Ireland against the Company claiming compensation arising from termination of an alleged commercial agency between Rep’tronic and the Company.  On March 31, 2004, Rep’tronic amended each of its statements of claim to include an additional claim related to the termination of the alleged commercial agency.  The Company filed its defenses in each case in November 2004.  Pleadings are closed and discovery may commence.

On February 10, 2004, Rep’tronic S.A. filed a lawsuit against Xilinx SARL in the Commercial Court of Versailles.  Rep’tronic alleged that Xilinx SARL engaged in unfair competition by not renewing the sales representative agreement and through Xilinx’s activities to continue its business in the territory.  In June 2005, the French Commercial Court rendered judgment in favor of Xilinx.  Rep’tronic elected not to appeal the judgment.

On January 21, 2004, Rep’tronic S.A. joined Xilinx SARL into a lawsuit pending before the Labor Court of Versailles brought by five former Rep’tronic S.A. employees against Rep’tronic S.A. for unfair dismissal.  By joining Xilinx SARL to this action, Rep’tronic S.A. seeks determination of whether the employees of Rep’tronic S.A. became the employees of Xilinx SARL or Xilinx Ireland by operation of French law upon the expiration of the sales representative agreement.  The final hearing on this matter was held on October 6, 2005 and the court indicated it would deliver its judgment on December 22, 2005.

Patent Litigation

On October 17, 2005 a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages and attorneys’ fees.   Service of process was effected on the Company on October 26, 2005.  The Company is evaluating the claims and intends to defend the lawsuit vigorously.  At this time, the Company is unable to determine if a loss is probable.

Other Matters

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.  Periodically, we review the status of each significant matter and assess its potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based only on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.  .  For the second quarter of fiscal 2006, the Company increased its accrual for legal contingencies by $3.2 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the second fiscal quarter of 2006.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
Period	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
(In thousands, except per share amounts)	Purchased	per Share	Announced Program	Under the Program

July 3 to August 6, 2005	760	$27.56	760	$35,942

August 7 to September 3, 2005	2,272	$27.31	2,272	$323,888

September 4 to October 1, 2005	—	$—	—	$323,888

Total for the Quarter	3,032	$27.37	3,032

During the second quarter of fiscal 2006, the Company repurchased a total of 3.0 million shares of its common stock for $82.9 million, including 2.1 million shares for $56.9 million that completed its $250.0 million repurchase program announced in April 2004.  On April 21, 2005, we announced the repurchase of up to an additional $350.0 million of common stock.  Through October 1, 2005, the Company had repurchased $26.0 million of the $350.0 million of common stock approved for repurchase under the April 2005 authorization.  These share repurchase programs have no stated expiration date.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

At Xilinx, Inc.’s Annual Meeting of Stockholders of Xilinx held on August 4, 2005, stockholders elected each of the director nominees, approved an amendment to our 1990 Employee Qualified Stock Purchase Plan, ratified the appointment of our external auditors, and approved a stockholder proposal regarding the majority voting standard for election of directors.

(1)                                 To elect nine directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes For	Votes Withheld

Willem P. Roelandts	305,612,251	5,476,890
John L. Doyle	306,314,834	4,774,307
Jerald G. Fishman	307,975,768	3,113,373
Philip T. Gianos	306,813,255	4,275,886
William G. Howard, Jr.	308,476,889	2,612,252
Harold E. Hughes, Jr.	307,967,403	3,121,738
J. Michael Patterson	308,483,770	2,605,371
Richard W. Sevcik	306,299,833	4,789,308
Elizabeth W. Vanderslice	308,374,402	2,714,739

(2)           To approve an amendment to our 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 7,000,000 shares.

			Broker Non-
For	Against	Abstain	Votes
228,325,266	28,705,725	6,921,026	47,137,124

(3)           To ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as external auditors of Xilinx for the fiscal year ending April 1, 2006.

			Broker Non-
For	Against	Abstain	Votes
306,172,678	3,024,585	1,891,878	0

(4)           To consider a stockholder proposal regarding the majority voting standard for election of directors.

			Broker Non-
For	Against	Abstain	Votes
153,574,268	94,255,568	16,122,181	47,137,124

Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 2 and 4. Significantly fewer shares voted on each of Proposals 2 and 4 than voted on Proposal 1, the election of directors, and Proposal 3, the ratification of the selection of the Company’s external auditors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 2 and 4, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

We are reviewing the issue of director elections by majority vote, and our Board of Directors will seriously consider the proposal that was approved by our stockholders.

Item 6.  Exhibits

(a)             Exhibits

10.1(1) Material Contract: Xilinx Master Distributor Agreement with Avnet, Inc.

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

(1) Confidential treatment requested as to certain portions of this document.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: November 4, 2005	/s/ Jon A. Olson
Jon A. Olson
Vice President, Finance and
Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)