Form 10-Q
period 2005-12-31
XILINX INC
filed 2006-02-03
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005 or

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 24, 2006

Common Stock, $.01 par value	344,765,431

Part I.                     Financial Information

Item 1.  Financial Statements

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net revenues	$449,605	$355,396	$1,253,913	$1,182,256
Cost of revenues	166,476	135,096	478,926	424,283
Gross margin	283,129	220,300	774,987	757,973

Operating expenses:
Research and development	81,073	77,356	239,730	227,414
Selling, general and administrative	80,683	71,856	234,414	229,532
Amortization of acquisition-related intangibles	1,536	1,759	5,047	4,918
Litigation settlements and contingencies	—	—	3,165	—
Write-off of acquired in-process research and development	—	—	—	7,198

Total operating expenses	163,292	150,971	482,356	469,062

Operating income	119,837	69,329	292,631	288,911

Impairment loss on investments	—	(3,099)	—	(3,099)
Interest income and other, net	10,943	8,811	36,196	21,975

Income before income taxes	130,780	75,041	328,827	307,787

Provision for income taxes	49,811	10,984	85,419	62,269

Net income	$80,969	$64,057	$243,408	$245,518

Net income per common share:
Basic	$0.23	$0.18	$0.70	$0.71

Diluted	$0.23	$0.18	$0.68	$0.68

Cash dividends declared per common share	$0.07	$0.05	$0.21	$0.15

Shares used in per share calculations:
Basic	348,203	348,441	349,674	347,555

Diluted	353,237	358,211	355,881	358,551

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	Dec. 31, 2005	April 2, 2005
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$623,907	$449,388
Short-term investments	264,413	412,170
Investment in United Microelectronics Corporation, current portion	32,685	—
Accounts receivable, net	142,271	213,459
Inventories	211,882	185,722
Deferred tax assets	74,493	125,342
Prepaid expenses and other current assets	128,703	80,283
Total current assets	1,478,354	1,466,364

Property, plant and equipment, at cost	651,758	629,812
Accumulated depreciation and amortization	(301,863)	(285,296)
Net property, plant and equipment	349,895	344,516
Long-term investments	784,344	766,596
Investment in United Microelectronics Corporation, net of current portion	209,698	246,110
Goodwill	118,847	119,415
Acquisition-related intangibles, net	14,892	20,004
Other assets	156,107	76,191
Total Assets	$3,112,137	$3,039,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,810	$63,172
Accrued payroll and related liabilities	85,236	61,616
Income taxes payable	65,514	45,835
Deferred income on shipments to distributors	111,717	102,511
Other accrued liabilities	35,631	25,260
Total current liabilities	376,908	298,394

Deferred tax liabilities	35,551	67,294

Other long-term liabilities	7,485	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,443	3,502
Additional paid-in capital	1,379,280	906,929
Retained earnings	1,314,914	1,762,873
Accumulated other comprehensive income (loss)	(5,444)	204
Total stockholders’ equity	2,692,193	2,673,508
Total Liabilities and Stockholders’ Equity	$3,112,137	$3,039,196

(1)           Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	Dec. 31, 2005	Jan. 1, 2005

Cash flows from operating activities:
Net income	$243,408	$245,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,177	38,568
Amortization	11,815	8,328
Amortization of deferred compensation	—	504
Litigation settlements and contingencies	3,165	—
Net (gain) loss on sale of available-for-sale securities	1,375	(375)
Write-off of acquired in-process research and development	—	7,198
Noncash compensation expense	735	—
Impairment loss on investments	—	3,099
Tax benefit from exercise of stock options	25,027	34,455
Changes in assets and liabilities, net of effects from acquisition of business:
Accounts receivable, net	71,188	95,947
Inventories	(26,160)	(114,275)
Deferred income taxes	(5,179)	8,880
Prepaid expenses and other current assets	(38,130)	(13,222)
Other assets	(47,764)	(32,663)
Accounts payable	15,638	4,333
Accrued liabilities	20,734	3,474
Income taxes payable	81,404	651
Deferred income on shipments to distributors	9,207	(48,207)
Net cash provided by operating activities	405,640	242,213

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,308,277)	(1,893,087)
Proceeds from sale and maturity of available-for-sale securities	1,435,765	1,860,092
Purchases of property, plant and equipment	(44,556)	(43,973)
Acquisition of business, net of cash acquired	—	(18,223)
Other investing activities	(24,109)	—
Net cash provided by (used in) investing activities	58,823	(95,191)

Cash flows from financing activities:
Acquisition of treasury stock	(276,584)	(102,185)
Proceeds from issuance of common stock through various stock plans	59,716	47,437
Payment of dividends to stockholders	(73,076)	(52,172)
Net cash used in financing activities	(289,944)	(106,920)

Net increase in cash and cash equivalents	174,519	40,102

Cash and cash equivalents at beginning of period	449,388	337,343

Cash and cash equivalents at end of period	$623,907	$377,445

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$19,821	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$7,503	$17,066

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2006 is a 52-week year ending on April 1, 2006.  Fiscal 2005, which ended on April 2, 2005, was also a 52-week fiscal year.  The first, second and third quarters of fiscal 2006 and 2005 were all 13-week quarters.

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

2.               Recent Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial    Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” [SFAS 123(R)].  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies.  SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005.  The Company will be required to implement the standard no later than the quarter beginning April 2, 2006.  SFAS 123(R) permits public companies to adopt its requirements using either prospective recognition of compensation expense or retrospective recognition.  The Company plans to adopt SFAS 123(R) using the modified-prospective method.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2).  On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law.  The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the U.S., provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision.  During the third quarter of fiscal 2006, the Company’s Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million in earnings of its foreign subsidiaries qualifying for the 85% dividends received deduction under the AJCA.  The tax effect of the repatriation dividend was recorded during the third quarter of fiscal 2006 resulting in an approximate increase in federal income tax expense of $21.9 million and state income tax of $3.4 million, net of federal benefit.

In August 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R).”  This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee.  The effective date of this guidance is upon initial adoption of SFAS 123(R). The Company is currently evaluating the new guidance.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2).   SFAS 123(R) requires companies to estimate the fair value of share-based payment awards when the awards have been granted.  One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award.  Under FSP 123(R)-2, a mutual understanding is presumed to exist on the date the award is approved by the Board of Directors or management with relevant authority, assuming certain conditions are met.  FSP 123(R)-2 is applicable upon initial adoption of SFAS 123(R) or, for companies that adopted SFAS 123(R) prior to the issuance of FSP 123(R)-2, the guidance shall be applied to the first reporting period after the date the FSP is posted to the FASB website.  Xilinx will apply the guidance in FSP 123(R)-2 beginning on April 2, 2006.  The Company does not anticipate that the adoption of this guidance will have a material impact on its financial condition or results of operations.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R).  The Company is currently evaluating this transition method.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment.  FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security.  FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005.  Xilinx plans to adopt the provisions of FSP 115-1 beginning on January 1, 2006 and the adoption is not expected to have a material impact on its financial condition or results of operations.

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

As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net income as reported	$80,969	$64,057	$243,408	$245,518

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(21,380)	(27,181)	(62,327)	(91,467)

Pro forma net income	$59,589	$36,876	$181,081	$154,051

Net income per share:
Basic-as reported	$0.23	$0.18	$0.70	$0.71

Basic-pro forma	$0.17	$0.11	$0.52	$0.44

Diluted-as reported	$0.23	$0.18	$0.68	$0.68

Diluted-pro forma	$0.17	$0.10	$0.50	$0.43

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option pricing model.  The Black-Scholes model was originally developed for use in estimating a fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted. Previously, the Company used only historical volatility in deriving its volatility assumption.  Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  Calculated under SFAS 123, the per share weighted-average fair value of stock options granted during the third quarter of fiscal 2006 was $7.80 ($14.99 for the third quarter of fiscal 2005) and for the first nine months of fiscal 2006 was $7.91 ($20.33 for the first nine months of fiscal 2005).  The pro forma stock-based employee compensation expenses for the third quarter and the first nine months of fiscal 2005 have been adjusted for changes in the application of volatility assumptions used in estimating the fair value of employee stock options issued during this nine-month period.  The adjustment had no material impact to the pro forma condensed consolidated financial statements.  Under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), shares are only issued during the second and fourth quarters of the Company’s fiscal year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the third quarter of fiscal 2006 and 2005 were $7.47 and $10.23, respectively.

Under the Stock Purchase Plan, employees purchased 631 thousand shares for $15.2 million in the second quarter of fiscal 2006 and 934 thousand shares for $15.0 million in the second quarter of fiscal 2005.  No shares were issued during the first or third quarters of fiscal 2006 or 2005.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2006.  On August 4, 2005, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 7.0 million shares.  At December 31, 2005, 8.7 million shares were available for future issuance out of 34.5 million shares authorized.

4.               Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.  The total shares used in the denominator of the diluted net income per common share calculation includes 5.0 million and 6.2 million common equivalent shares attributable to outstanding stock options for the third quarter and the first nine months of fiscal 2006, respectively, that are not included in basic net income per common share.  For the third quarter and the first nine months of fiscal 2005, the total shares used in the denominator of the diluted net income per common share calculation includes 9.8 million and 11.0 million common equivalent shares attributable to outstanding stock options, respectively.

Outstanding out-of-the-money stock options to purchase approximately 37.6 million and 31.3 million shares, for the third quarter and the first nine months of fiscal 2006, respectively, under the Company’s stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the exercise price of these options.  For the third quarter and the first nine months of fiscal 2005, respectively, 29.3 million and 28.7 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	Dec. 31, 2005	April 2, 2005

Raw materials	$8,456	$8,589
Work-in-process	135,405	122,788
Finished goods	68,021	54,345
	$211,882	$185,722

6.               Investment in United Microelectronics Corporation

At December 31, 2005, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $242.4 million. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

The following table summarizes the cost basis and fair values of the investment in UMC:

	Dec. 31, 2005		April 2, 2005
	Adjusted	Fair	Adjusted	Fair
(In thousands)	Cost	Value	Cost	Value
Current portion	$32,235	$32,685	$—	$—
Long-term portion	206,807	209,698	239,064	246,110
Total investment	$239,042	$242,383	$239,064	$246,110

During the first nine months of fiscal 2006, the fair value of the UMC investment decreased by $3.7 million.  The fair value of the Company’s total UMC investment decreased by $43.7 million during the three months ended December 31, 2005.  At December 31, 2005, the Company recorded $1.4 million of deferred tax liabilities and a net $2.0 million balance in accumulated other comprehensive income associated with the UMC investment.  As of December 31, 2005, the Company classified $32.7 million in fair value ($32.2 million in adjusted cost) of the UMC investment as short-term because the Company intends to sell this portion of the investment within the next 12 months.

7.               Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market.  During the second quarter of fiscal 2006, the Company completed its $250.0 million repurchase program announced in April 2004 by repurchasing 2.1 million shares for $56.9 million.  On April 20, 2005, the Board authorized the repurchase of up to an additional $350.0 million of common stock.  This share repurchase program has no stated expiration date.  Through December 31, 2005, the Company had repurchased $151.1 million of the $350.0 million of common stock approved for repurchase under the April 2005 authorization.  As of December 31, 2005, the Company held no shares of treasury stock in conjunction with the stock repurchase program due to the retirement of all treasury shares repurchased as of the end of the third quarter of fiscal 2006.  Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all treasury shares.  The Company held no shares of treasury stock in conjunction with the stock repurchase program as of April 2, 2005 since all treasury shares had been reissued under the employee stock option plans.

During the first nine months of fiscal 2006, the Company entered into stock repurchase agreements with an independent financial institution.  Under these agreements, Xilinx provided this financial institution with up-front payments totaling $125.0 million in the third quarter of fiscal 2006 ($225.0 million for the first nine months of fiscal 2006).  The financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during the contract period, less a specified discount. As of December 31, 2005, no up-front payment balances remained under these agreements.  In addition, under the guidelines of SEC Rule 10b5-1, Xilinx entered into other agreements with the same independent financial institution in the first and second quarters to repurchase additional shares on its behalf after the conclusion of the purchase periods of the aforementioned agreements.  No additional shares were repurchased in the third quarter after the conclusion of the aforementioned agreements.

During the third quarter and the first nine months of fiscal 2006, the Company repurchased a total of 5.0 million and 10.5 million shares of common stock for $125.0 million and $274.9 million, respectively, as adjusted for accrued and unsettled transactions and including the amounts purchased by the independent financial institution and remitted to the Company.  During the third quarter and the first nine months of fiscal 2005, the Company repurchased a total of 1.2 million and 3.3 million shares of common stock for $36.1 million and $103.0 million, respectively, as adjusted for accrued and unsettled transactions.

8.               Impairment Loss

The Company recognized an impairment loss on investments of $3.1 million during the third quarter of fiscal 2005 related to non-marketable equity securities in private companies.  These impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

9.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net income	$80,969	$64,057	$243,408	$245,518
Net change in unrealized loss on available-for- sale securities, net of tax	(27,074)	(257)	(3,598)	(49,632)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	68	(163)	680	(566)
Net change in unrealized loss on hedging transactions, net of tax	(331)	—	(751)	—
Net change in cumulative translation adjustment	(1,248)	1,611	(1,979)	1,327
Comprehensive income	$52,384	$65,248	$237,760	$196,647

The components of accumulated other comprehensive income (loss) at December 31, 2005 and April 2, 2005 are as follows:

(In thousands)	Dec. 31, 2005	April 2, 2005

Accumulated unrealized loss on available-for-sale securities, net of tax	$(5,300)	$(2,382)
Accumulated unrealized loss on hedging transactions,net of tax	(751)	—
Accumulated cumulative translation adjustment	607	2,586
Total accumulated other comprehensive income (loss)	$(5,444)	$204

The change in the accumulated unrealized loss on available-for-sale securities, net of tax, at December 31, 2005, primarily reflects the decrease in value of the UMC investment since April 2, 2005 (see Note 6).  In addition, the unrealized loss on the Company’s short-term and long-term investments increased by $1.2 million during the first nine months of fiscal 2006.

10.         Significant Customers and Concentrations of Credit Risk

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the condensed consolidated balance sheet.  The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales.  Xilinx generally does not require collateral for receivables from its end customers or distributors.

On April 26, 2005, two of the Company’s distributors, Avnet, Inc. (Avnet) and the Memec Group (Memec), announced that they had reached a definitive agreement for Avnet to acquire Memec.  On July 5, 2005, Avnet announced that it had completed its acquisition of Memec.  As of December 31, 2005, the combined Avnet/Memec entity accounted for 72% of the Company’s total accounts receivable.  Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 69% and 74% of the Company’s worldwide net revenues in the third quarter of fiscal 2006 and 2005, respectively, and 71% and 76% in the first nine months of fiscal 2006 and 2005, respectively.  No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 80% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s.  Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

11.         Income Taxes

The Company recorded tax provisions of $49.8 million and $85.4 million for the third quarter and the first nine months of fiscal 2006, respectively, representing effective tax rates of 38% and 26%, respectively.  The Company recorded tax provisions of $11.0 million and $62.3 million for the third quarter and the first nine months of fiscal 2005, respectively, representing effective tax rates of 15% and 20%, respectively.

When compared to the same period last year, the increase in the effective tax rate for the third quarter of fiscal 2006 reflects an increase in relative growth of U.S. profits which are generally taxed at higher rates than international profits.  Additionally, during the third quarter of fiscal 2006, the Company’s Chief Executive Officer and its Board of Directors approved a $500.0 million repatriation dividend from its foreign subsidiaries that will qualify for the 85% dividends received deduction under the provisions of the American Jobs Creation Act of 2004.  The dividend will be paid prior to the end of the fourth quarter of fiscal 2006.  The tax effect of the repatriation dividend recorded in the third quarter resulted in a net increase in federal and state tax (net of federal benefit) of $25.3 million.  The negative effects are partially offset by approximately $5.9 million in tax benefit related to the recognition of deferred tax assets for state research and development (R&D) tax credits where the Company has  determined that it is more likely than not that the asset will be realized.  The state R&D tax credits will be utilized, in part, to offset California tax on the repatriation dividend.  Also included in the first nine months of fiscal 2006 was the positive effect of a favorable U.S. Tax Court decision and an increase in tax credits for R&D and affordable housing.

The first nine months of fiscal 2005 included the recognition of positive tax benefits related to agreements with the Internal Revenue Service (IRS) for fiscal 1996 through 2001 and favorable adjustments for R&D tax credits claimed on federal and state income tax returns in excess of previous estimates.  The positive benefits were partially offset by the negative effect of a non-deductible write-off of acquired in-process R&D, related to the acquisition of Hier Design Inc. (HDI) in June 2004.

The IRS audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, all issues have been settled with the IRS except as described in the following paragraph.

On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  Thus, the U.S. Tax Court determined that the Company has no tax, interest or penalties due for this issue.  The IRS has not indicated whether it will appeal the decision to the Ninth Circuit Court of Appeals.

12.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through February 2026.  Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Fiscal year	(In thousands)
2006 (remaining three months)	$1,829
2007	6,483
2008	5,221
2009	4,438
2010	3,505
Thereafter	6,751
$28,227

Most of the Company’s leases contain renewal options for varying terms.  Rent expense, net of rental income, under all operating leases was approximately $1.5 million and $4.9 million for the third quarter and the first nine months of fiscal 2006, respectively.  Rent expense, net of rental income, was approximately $1.6 million and $3.5 million for the third quarter and the first nine months of fiscal 2005, respectively.

In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, the Company’s Asia regional headquarters.  The project is expected to be completed in June 2007.

Other commitments at December 31, 2005 totaled approximately $84.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of December 31, 2005, the Company also has approximately $17.8 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through July 2008.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

13.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues if a loss is probable and can be reasonably estimated.  The following table summarizes the warranty reserve activity for the first nine months of fiscal 2006 and 2005:

	Nine Months Ended
(In thousands)	Dec. 31, 2005	Jan. 1, 2005

Balance at beginning of period	$—	$5,905
Provision	1,649	3,426
Utilized	(551)	(5,845)
Adjustments	—	(1,902)

Balance at end of period	$1,098	$1,584

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been required to make any significant payments pursuant to these provisions.

14.         Contingencies

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000.  On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options should be included in the cost sharing agreement with Xilinx Ireland.  The U.S. Tax Court agreed with the Company that no amount for stock options should be included in the cost sharing agreement.  Accordingly, it was determined that the Company has no additional liability for tax, interest or penalties on this issue.  The IRS has not indicated whether it will appeal the decision to the Ninth Circuit Court of Appeals.  Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  Rep’tronic pursued claims allegedly arising from the expiration of these contracts against Xilinx Ireland and Xilinx Sarl in the High Court of Ireland, the Labor Court of Versailles (France) and the Commercial Court of Versailles (France).  The proceeding in the French Commercial Court was decided in favor of the Company in June 2005.   In November 2005, the Company settled all outstanding litigation with Rep’tronic. The settlement payment was provided for through prior accruals through the second quarter of fiscal 2006 under SFAS 5, “Accounting for Contingencies”.

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the U.S. District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages and attorneys’ fees.   The Company filed its answer on January 2, 2006, denying John’s allegations and including a counterclaim for declaratory judgment.  John filed her reply on January 20, 2006.  As of December 31, 2005, no trial date had been set, the initial case management conference had not been scheduled and discovery had not commenced.  Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

15.         Goodwill and Acquisition-Related Intangibles

As of December 31, 2005 and April 2, 2005, the gross and net amounts of goodwill and acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	Dec. 31, 2005	April 2, 2005	Amortization Life

Goodwill-gross	$170,372	$170,940
Less accumulated amortization through fiscal 2002	51,525	51,525
Goodwill-net	$118,847	$119,415

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,046	23,835
Noncompete agreements-net	258	469

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	14,425	11,804
Patents-net	8,327	10,948

Miscellaneous intangibles-gross	49,259	49,259	2 to 5 years
Less accumulated amortization	42,952	40,672
Miscellaneous intangibles-net	6,307	8,587

Total acquisition-related intangibles-gross	96,315	96,315
Less accumulated amortization	81,423	76,311
Total acquisition-related intangibles-net	$14,892	$20,004

Amortization expense for all intangible assets for the third quarter and the first nine months of fiscal 2006 was $1.5 million and $5.1 million, respectively.  For the third quarter and the first nine months of fiscal 2005, amortization expense for all intangible assets was $1.8 million and $4.9 million, respectively.  Intangible assets are amortized on a straight-line basis.  Based on the carrying value of acquisition-related intangibles recorded at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2006 (remaining three months) - $1.4 million; 2007 - $5.6 million; 2008 - $4.4 million; 2009 - $3.2 million; 2010 - $300 thousand.

16.         Subsequent Event

On January 13, 2006, Xilinx completed the acquisition of AccelChip, Inc. (AccelChip), a privately-held company that provides MATLAB(R) synthesis software tools for building digital signal processing (DSP) systems.  The total purchase price was approximately $21.5 million in cash in exchange for all of the outstanding stock of AccelChip.  The Company is currently going through the valuation process which is expected to be completed by the end of the fourth quarter of fiscal 2006.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of marketable and non-marketable securities, which impacts losses on equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin.  Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

                Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable and non-marketable equity and debt securities.  At December 31, 2005, the Company had an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $242.4 million and strategic investments in non-marketable equity securities of $21.6 million.  In determining if and when a decline in market value below adjusted cost of marketable equity and debt securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments.  In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation.   When a decline in value is deemed to be other-than-

temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.

                Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers.  For the first nine months of fiscal 2006, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the end customer.  Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate distributor data and verify that the reported information is accurate.  Deferred income on shipments to distributors reflects the effects of distributor price adjustments and, the amount of gross margin expected to be realized when distributors sell through product purchased from the Company.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  As of December 31, 2005 and April 2, 2005, we had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

Results of Operations: Third quarter and first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.0	38.0	38.2	35.9
Gross Margin	63.0	62.0	61.8	64.1

Operating Expenses:
Research and development	18.0	21.8	19.1	19.3
Selling, general and administrative	18.0	20.2	18.7	19.4
Amortization of acquisition-related intangibles	0.3	0.5	0.4	0.4
Litigation settlements and contingencies	0.0	0.0	0.3	0.0
Write-off of acquired in-process research and development	0.0	0.0	0.0	0.6
Total operating expenses	36.3	42.5	38.5	39.7

Operating Income	26.7	19.5	23.3	24.4

Impairment loss on investments	0.0	(0.9)	0.0	(0.3)
Interest income and other, net	2.4	2.5	2.9	1.9

Income Before Income Taxes	29.1	21.1	26.2	26.0

Provision for income taxes	11.1	3.1	6.8	5.2

Net Income	18.0%	18.0%	19.4%	20.8%

Net Revenues

Net revenues of $449.6 million in the third quarter of fiscal 2006 represented a 27% increase from the same period last year of $355.4 million.  Net revenues for the first nine months of fiscal 2006 were $1.3 billion, a 6% increase from the same period last year of $1.2 billion.

The increase in net revenues in the third quarter of fiscal 2006 resulted from broad-based growth across several end markets, geographies and product lines.  Sales from the Industrial and Other category were the strongest during the quarter.  Strength in this category was driven by increased revenues from test and measurement and defense applications.  In addition, the Communications end market, which was impacted during the second quarter of fiscal 2006 by a decrease in sales to wireless infrastructure, rebounded during the quarter, driven by increases in both wireless and wireline communications.

The increase in net revenues for the first nine months of fiscal 2006 was a result of improved market conditions driven primarily by strength in Communications and Industrial and Other end markets.  The first nine months of fiscal 2005 were negatively impacted by various factors that included a semiconductor-wide inventory correction, a weakened global economy and weakness in the Communications end market.  These conditions led to two consecutive quarters of revenue declines for Xilinx in the second and third quarters of fiscal 2005.

No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

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

Net revenues by product categories for the third quarter and the first nine months of fiscal 2006 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	% Change	Dec. 31, 2005	Jan. 1, 2005	% Change

New Products	$148.3	$70.0	112%	$376.0	$189.2	99%
Mainstream Products	212.3	201.3	5%	610.8	702.4	(13)%
Base Products	62.9	60.2	4%	191.3	213.7	(10)%
Support Products	26.1	23.9	9%	75.8	77.0	(2)%
Total Net Revenues	$449.6	$355.4	27%	$1,253.9	$1,182.3	6%

New Products represented 33% and 30% of total net revenues in the third quarter and the first nine months of fiscal 2006 respectively, compared to 20% and 16% in the same periods last year, respectively.  The increase in New Products net revenues during the third quarter and the first nine months of fiscal 2006 was due primarily to the strong market acceptance of the Virtex-4, Virtex-II Pro and Spartan-3 families across a broad base of end markets.  Our 130-nanometer Virtex-II Pro family is currently the largest contributor to the New Products net revenues.  However, design win momentum is rapidly shifting to 90-nanometer technology.  Our 90-nanometer products include our high-volume, low-cost Spartan-3 and Spartan-3E families and our high-performance, high-density Virtex-4 family. We expect that sales of New Products will continue to increase as customers continue to adopt these products and begin moving their programs into volume production.

Mainstream Products represented 47% and 49% of total net revenues in the third quarter and the first nine months of fiscal 2006, respectively, compared to 57% and 59% in the same periods last year, respectively.  Base Products represented 14% and 15% of total net revenues in the third quarter and the first nine months of fiscal 2006, respectively, compared to 17% and 18% in the prior year periods, respectively.  The decreases in percentages of total net revenues for Mainstream and Base Products during the third quarter and the first nine months of fiscal 2006 were due to a decline in sales of our older and more mature products manufactured using 180- nanometer and older process technologies.

Support Products represented 6% of total net revenues in the third quarter as well as the first nine months of fiscal 2006, compared to 6% and 7% in the prior year periods, respectively.  Support products increased 9% in the third quarter of fiscal 2006 compared to the same period last year, mostly due to the growth in sales of serial PROMs.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products.  This may differ from the geographic location of the end customers.  Net revenues by geography for the third quarter and the first nine months of fiscal 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	% Change	Dec. 31, 2005	Jan. 1, 2005	% Change

North America	$193.2	$150.8	28%	$522.0	$498.6	5%
Europe	90.0	72.7	24%	249.2	242.5	3%
Japan	63.0	50.3	25%	186.2	171.0	9%
APAC/ROW	103.4	81.6	27%	296.5	270.2	10%
Total Net Revenues	$449.6	$355.4	27%	$1,253.9	$1,182.3	6%

In absolute dollars, net revenues in North America, Europe, Japan and Asia Pacific/Rest of World (APAC/ROW) all increased during the third quarter and the first nine months of fiscal 2006 compared to the same periods last year.  The increases were primarily due to improved market conditions and market acceptance of our new products.

Net revenues in North America grew in the third quarter and the first nine months of fiscal 2006 driven primarily by strength in Communications and Industrial and Other end markets.

Net revenues in Europe increased in the third quarter and the first nine months of fiscal 2006 compared to the same periods last year.   Similar to North America revenues, Europe has benefited from the recent strength in the Communications and Industrial and Other end markets.

Net revenues in Japan increased during the third quarter and the first nine months of fiscal 2006 compared to the same periods a year ago.  This region has benefited from strength in the Communications end market as well as from the growing adoption of our programmable logic devices (PLDs) in various consumer applications that were previously served by application specific integrated circuits (ASICs).

Net revenues in APAC/ROW also increased during the third quarter and the first nine months of fiscal 2006 compared to the same periods last year.  Strength in this region has been driven by an increase in communications and consumer applications as well as a continued transfer of manufacturing operations by U.S. OEMs to Asia.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  In order to better reflect our diversification efforts and to provide more detailed end market information, we split the category formerly called “Consumer, Industrial and Other” into two components:  “Consumer and Automotive” and “Industrial and Other” beginning with the quarter ended January 1, 2005. We will begin to show historical comparisons of the two new categories when information is available for all periods presented (beginning with the quarter ending September 30, 2006).

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2006 and 2005 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	Dec. 31, 2005	Jan. 1, 2005	% Change in Dollars	Dec. 31, 2005	Jan. 1, 2005	% Change in Dollars

Communications	48%	47%	30%	49%	51%	2%
Storage and Servers	11	16	(16)%	12	13	(2)%
Consumer, Automotive, Industrial and Other	41	37	41%	39	36	15%
Total Net Revenues	100%	100%	27%	100%	100%	6%

Net revenues in Communications increased during the third quarter and the first nine months of fiscal 2006 compared to the same periods last year. The increases were driven in large part by a rebound in wireless and wired communications end market.

As expected, net revenues from the Storage and Servers category declined during the third quarter and the first nine months of fiscal 2006 compared to the same periods a year ago. Storage revenues have been negatively impacted due to customer programs migrating to lower cost alternatives. However, these transitions are nearly complete.

Sales from the Consumer, Automotive, Industrial and Other category increased during the third quarter and the first nine months of fiscal 2006 compared to the same periods a year ago. Sales from Consumer and Automotive increased during the third quarter, with particular strength from audio, video and broadcast applications. Within the Industrial and Other category, test and measurement as well as defense applications were particularly strong in the third quarter of fiscal 2006. Growth in these end markets during the third quarter and the first nine months of fiscal 2006 was primarily driven by the success of our diversification efforts into new markets and applications.  Our success in these end markets is due to many factors, including the enhanced features and low cost of our newer products, more customized product offerings and certain competitive advantages of PLDs which can enable shorter product design cycles for our customers.

Gross Margin

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Gross margin	$283.1	$220.3	$62.8	28.5%	$775.0	$758.0	$17.0	2.2%
% of Net Revenues	63.0%	62.0%			61.8%	64.1%

The gross margin increase of 1.0 percentage point for the third quarter of fiscal 2006 compared to the same period last year was due to yield and cost improvements in 130-nanometer and 90-nanometer products.  The gross margin decrease of 2.3 percentage points for the nine months ended December 31, 2005 compared to the same period last year was due to a signficant shift in product mix towards 130-nanometer and 90-nanometer products, which drove a 99% growth in our New Products category, and a decline in Mainstream and Base Products, which have higher gross margins than New Products.

Gross margin may be adversely affected in the future due to product mix shifts, competitive pricing pressure, manufacturing yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on new products, and employing a dual foundry strategy, which promotes price competition and manufacturing flexibility.

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

Research and Development

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Research and Development	$81.1	$77.4	$3.7	5%	$239.7	$227.4	$12.3	5%
% of Net Revenues	18%	22%			19%	19%

The increase in research and development (R&D) expenses over the same periods last year was primarily related to additional product development investment required for next generation products and our increased investments in resources and new markets such as digital signal processing (DSP) and embedded processing.

We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 65-nanometer and more advanced process development, IP cores, DSP, embedded processing and the development of new design and layout software.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Selling, General and Administrative	$80.7	$71.9	$8.8	12%	$234.4	$229.5	$4.9	2%
% of Net Revenues	18%	20%			19%	19%

Selling, general and administrative (SG&A) expenses increased for the third quarter of fiscal 2006 compared to the same period last year.  This increase was attributable to higher commissions due to higher net revenues and expenses related to increased sales resources. The increase in SG&A expenses for the first nine months of fiscal 2006 compared to the same period last year was due to salary and headcount increases.

Amortization of Acquisition-Related Intangibles

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Amortization	$1.5	$1.8	$(0.3)	(13)%	$5.0	$4.9	$0.1	3%

Amortization expense was primarily related to the intangible assets acquired from the RocketChips, Triscend and HDI acquisitions.  Amortization expense for these intangible assets increased slightly for the first nine months of fiscal 2006 from the same period last year, due to the acquisition of HDI in June 2004.  However, for the third quarter of fiscal 2006, amortization expense decreased due to the complete amortization of some intangible assets.  We expect amortization of acquisition-related intangibles to be approximately $6.5 million for fiscal 2006 compared with $6.7 million for fiscal 2005.  The expected amortization expense for fiscal 2006 will increase slightly due to the acquisition of AccelChip which was completed on January 13, 2006.  See Note 16 to our condensed consolidated financial statements included in Part 1. “Financial Information.”

Litigation Settlements and Contingencies

The Company has accrued amounts that represent anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies”, including an increase of $3.2 million in the second quarter of fiscal 2006.  See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

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

Impairment Loss on Investments

We recognized an impairment loss on investments of $3.1 million during the third quarter of fiscal 2005 related to non-marketable equity securities in private companies.  The impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

Interest Income and Other, Net

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Interest Income and Other, Net	$10.9	$8.8	$2.1	24%	$36.2	$22.0	$14.2	65%
% of Net Revenues	2%	2%			3%	2%

The increase in interest income and other, net for the third quarter of fiscal 2006 over the prior year’s comparable period was due to higher yields resulting from an increase in short-term interest rates that was partially offset by losses from foreign currency transactions.  For the first nine months of fiscal 2006, the increase was due to higher yields resulting from an increase in short-term interest rates and $3.7 million of interest income earned from an IRS prepayment relating to the U.S. Tax Court decision.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change	Dec. 31, 2005	Jan. 1, 2005	$ Change	% Change
Provision for Income Taxes	$49.8	$11.0	$38.8	353%	$85.4	$62.3	$23.1	37%
% of Net Revenues	11%	3%			7%	5%
Effective Tax Rate	38%	15%			26%	20%

During the third quarter of fiscal 2006, the Company’s Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million in earnings of its foreign subsidiaries.  This repatriation dividend will qualify for the 85% dividends received deduction provided for under the American Jobs Creation Act of 2004.

When compared to the same period last year, the increase in the effective tax rate for the third quarter of fiscal 2006 is primarily attributable to the approval of the dividend that will be repatriated from the Company’s foreign subsidiaries prior to the end of the fourth quarter of fiscal 2006.  This resulted in the recognition of approximately $25.3 million of federal and state tax expense (net of federal benefit).  Additionally, the increased effective tax rate reflects relatively higher earnings in the U.S. which are generally taxed at higher rates than income from international operations.  The negative tax effects are partially offset by approximately $5.9 million in tax benefit related to the recognition of deferred tax assets for state R&D tax credits where the Company has determined that it is more likely than not that the asset will be realized.  These credits will be utilized, in part, to offset California tax on the repatriation dividend.  Additionally, the effective tax rate in the first nine months of fiscal 2006 was positively impacted by the favorable ruling by the U.S. Tax Court for Xilinx in its litigation with the IRS for fiscal 1996 to 1999 and by an increase in tax credits for R&D and affordable housing.

The effective tax rate in the first nine months of fiscal 2005 included the positive effect of agreements with the IRS for fiscal 1996 to 2001.  In addition, the Company recorded positive benefits related to R&D tax credits on its fiscal 2004 federal and state income tax returns in excess of its original estimates.  Favorable benefits were partially offset by the negative effect of the non-deductibility of the write-off of acquired in-process R&D related to the acquisition of HDI in June 2004.

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.  The combination of cash, cash equivalents and short-term and long-term investments at December 31, 2005 totaled $1.7 billion compared to $1.6 billion at April 2, 2005.  As of December 31, 2005, we had cash, cash equivalents and short-term investments of $888.3 million and working capital of $1.1 billion.  As of April 2, 2005, cash, cash equivalents and short-term investments were $861.6 million and working capital was $1.2 billion.

Operating Activities - During the first nine months of fiscal 2006, our operations generated net positive cash flow of $405.6 million, which was $163.4 million higher than the $242.2 million generated during the first nine months of fiscal 2005.  The positive cash flow from operations generated during the first nine months of fiscal 2006 was primarily from net income as adjusted for non-cash related items, a decrease in accounts receivable and increases in accounts payable and accrued liabilities.  These items were partially offset by increases in inventories, prepaid expenses and other current assets and in other assets.  Our inventory levels were $26.2 million higher at December

31, 2005 compared to April 2, 2005.  The increase was primarily due to increased inventory in our new products to support the revenue growth.  Combined inventory days at Xilinx and distribution increased to 144 days at December 31, 2005 from 139 days at April 2, 2005.  The increases in prepaid expenses and other current assets and in other assets were primarily related to the second $50.0 million advance wafer purchase payment paid in September 2005 and $17.6 million investments in intellectual property and licenses.  In October 2004, the Company entered into an advanced purchase agreement with Toshiba Corporation (Toshiba) under which the Company paid Toshiba a total of $100.0 million in installments for advance payment of silicon wafers produced under the agreement.  The entire advance payment of $100.0 million (or any unused portion thereof) will be reduced by future wafer purchases from Toshiba and is fully refundable on or about December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced.  Accounts receivable decreased by $71.2 million from the levels at April 2, 2005, due to strong collections during the first nine months of fiscal 2006 that were partially offset by increased shipments.  Days sales outstanding decreased to 29 days at December 31, 2005 from 50 days at April 2, 2005.

For the first nine months of fiscal 2005, the net positive cash flow from operations was primarily from net income, as adjusted for non-cash related items and a decrease in accounts receivable.  These items were partially offset by increases in inventories, prepaid expenses and other current assets and in other assets and a decrease in deferred income on shipments to distributors.  The increases in prepaid expenses and other current assets and in other assets were primarily related to the first $50.0 million advance wafer purchase payment paid to Toshiba in December 2004.

Investing Activities - Net cash provided by investing activities of $58.8 million during the first nine months of fiscal 2006 included net proceeds from the sale and maturity of available-for-sale securities of $127.5 million, which was partially offset by $44.6 million for purchases of property, plant and equipment and $24.1 million for other investing activities, primarily related to affordable housing credit investments.  Net cash used in investing activities of $95.2 million during the first nine months of fiscal 2005 included net purchases of available-for-sale securities of $33.0 million, $44.0 million for purchases of property, plant and equipment and $18.2 million for the acquisition of HDI.

Financing Activities - Net cash used in financing activities was $289.9 million in the first nine months of fiscal 2006 and consisted of $276.6 million for the acquisition of treasury stock and $73.0 million for dividend payments to stockholders, which were partially offset by $59.7 million of proceeds from the issuance of common stock under employee stock plans.  For the comparable fiscal 2005 period, net cash used in financing activities was $106.9 million and consisted of $102.2 million for the acquisition of treasury stock and $52.2 million for dividend payments to stockholders.  These items were partially offset by $47.4 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $18.7 million during the first nine months of fiscal 2006.  The increase was attributable to the $243.4 million in net income for the first nine months of fiscal 2006, the issuance of common stock under employee stock plans of $59.3 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $68.9 million and noncash compensation expense of $735 thousand.  The increases were partially offset by the acquisition of treasury stock of $274.9 million, as adjusted for accrued and unsettled transactions, the payment of dividends to stockholders of $73.1 million, $2.9 million in unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, and the combination of cumulative translation adjustment and hedging transaction loss totaling $2.7 million.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through February 2026.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of December 31, 2005.

In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, our Asia regional headquarters.  The project is expected to be completed in June 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of December 31, 2005, we had approximately $84.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of December 31, 2005, the Company also has approximately $17.8 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through July 2008.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 20, 2005, our Board of Directors declared an increase in the dividend rate on our common stock from $0.05 to $0.07 per common share for the first quarter of fiscal 2006.  The dividend was paid on June 1, 2005 to stockholders of record on May 11, 2005.  On July 20 and October 19, 2005, our Board of Directors declared cash dividends of $0.07 per common share for the second and third quarters of fiscal 2006 which were paid on September 7 and December 1, 2005, respectively, to stockholders of record on August 17 and November 17, 2005, respectively.  On January 18, 2006, our Board of Directors declared a cash dividend of $0.07 per common share for the fourth quarter of fiscal 2006 which is payable on March 1, 2006 to stockholders of record on February 8, 2006.  For fiscal 2005, the Board of Directors declared four quarterly common stock dividends of $0.05 per share each for a total of $0.20 per share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

Employee and Executive Option Grants
Year-to-Date as of December 31, 2005 and Full Year Fiscal 2005 and 2004

	2006 YTD	2005	2004
Net grants during the period as a% of outstanding shares	1.6%	2.4%	2.8%
Grants to listed officers during the period as a% of total options granted	8.4%	0	7.2%
Grants to listed officers during the period as a% of outstanding shares	0.2%	0	0.2%
Cumulative options held by listed officers as a% of total outstanding options	9.5%	10.4%	11.5%

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

General Option Information

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
April 3, 2004	28,707	58,123	$27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	$37.12
Exercised	—	(5,993)	$8.75
Forfeited	1,297	(1,297)	$40.78
April 2, 2005	33,754	60,643	$30.18
Granted	(7,535)	7,535	$25.67
Exercised	—	(3,922)	$11.38
Forfeited	2,072	(2,072)	$40.41
December 31, 2005	28,291	62,184	$30.47

During the first nine months of fiscal 2006, we granted options to purchase approximately 7.5 million shares of our common stock to our employees.  The net options granted after forfeitures represented 1.6% of our total outstanding shares of approximately 350.0 million as of the beginning of fiscal 2006.  For additional information about our employee stock option plan activity for fiscal 2003 through 2005, please refer to the Company’s Form 10-K for the fiscal year ended April 2, 2005.

In-the-Money and Out-of-the-Money Option Information
As of December 31, 2005

(Shares in thousands)	Exercisable Shares	Unexercisable Shares	Total Shares	Weighted Average Exercise Price
In-the-Money	22,043	2,744	24,787	$16.94
Out-of-the-Money (1)	23,833	13,564	37,397	$39.44
Total Options Outstanding	45,876	16,308	62,184	$30.47

(1)          Out-of the-money options are those options with an exercise price equal to or above the closing price of $25.21 per share at December 31, 2005.

As of December 31, 2005, the total outstanding options held by listed officers amounted to 9.5% of the approximately 62.2 million outstanding options held by all employees.

Options Granted to Listed Officers
Year-to-Date as of December 31, 2005
Individual Grants

	Number of Securities Underlying	Percent of Total Options Granted to	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Option Grants	Employees	Share	Date	5%	10%
Total Listed Officers	635,000	8.4%	$25.48-$25.66	06/27/15-07/01/15	$10,198,029	$25,843,809

(1)          Potential realizable value is based on an assumption that the market price of Xilinx stock appreciates at annualized rates of 5% and 10% from the date of grant until the end of the ten-year option term.

For the first nine months of fiscal 2006, options granted to the listed officers amounted to 8.4% of the grants made to all employees.  Options granted to listed officers as a percentage of the total options granted to all employees vary from year to year.  For additional information about the compensation of our executive officers and stock option grants to listed officers, please refer to our 2005 proxy statement dated June 1, 2005.

Options Exercises and Remaining Holdings of Listed Officers
Year-to-Date as of December 31, 2005
Individual Grants

	Shares Acquired	Value	Number of Shares Underlying Unexercised Options at Dec. 31, 2005		Value of Unexcercised In-the-Money Options at Dec. 31, 2005 (1)
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Total Listed Officers	1,000,775	$19,242,686	4,672,552	1,265,604	$22,374,599	$398,466

(1)          These amounts represent the difference between the exercise price and $25.21, the market price of Xilinx stock at December 31, 2005, for all the in-the-money options held by the listed officers.

Information as of December 31, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table (shares in thousands):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	6,473	$10.60	0
1997 Stock Plan	55,481	$32.84	26,103
1990 Employee Stock Purchase Plan	N/A	N/A	8,726
Total-Approved Plans	61,954	$30.52	34,829
Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan	12	$34.67	2,188
Total-All Plans	61,966	$30.52	37,017

(1)          In November 2000, the Company acquired RocketChips.  Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans.  A total of approximately 807 thousand options were assumed by the Company.  Of this amount, a total of 218 thousand options, with an average weighted exercise price of $16.88, remained outstanding as of December 31, 2005.  These options are excluded from the above table.

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

•                  major customers converting to ASIC or Application Specific Standard Product (ASSP) designs from Xilinx PLDs;

•                  faster than normal erosion of average selling prices;

•                  timely introduction of new products and ability to manufacture in sufficient quantities at introduction;

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

•                  parts shortages at our suppliers;

•                  failure of information systems impacting financial reporting;

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

•                  industry acceptance; and

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

Dependence on Independent Manufacturers and Subcontractors

During the first nine months of fiscal 2006, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko Epson Corporation (Seiko).  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

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

•                  ability to provide timely customer service and support and

•                  ability to provide distinguishing product features such as embedded processing, multi-gigabit transceivers and digital signal processing.

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

Several companies have introduced products that compete with ours.  To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.4 billion at December 31, 2005.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, tax-advantaged auction rate securities, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at December 31, 2005 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $12.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.  As of December 31, 2005, we had approximately U.S. $27.4 million of outstanding forward currency exchange contracts against the Euro, approximately U.S. $4.5 million of outstanding forward currency exchange contracts against the Japanese Yen and approximately U.S. $16.9 million of outstanding forward currency exchange contracts against the Singapore dollar.  The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at December 31, 2005.  The contracts expire at various dates between January 2006 and June 2007.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 31, 2005 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $12.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at December 31, 2005 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the Taiwan Stock Exchange.  This value is converted from new Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $242.4 million at December 31, 2005 as compared to our adjusted cost basis of approximately $239.0 million.  The value of our investment in UMC would be materially impacted if there was a significant change in the market price of the UMC shares.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Internal Revenue Service

The IRS audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000.  In addition, the IRS proposed adjustments to the Company’s net operating loss for fiscal 2001. To date, all issues have been settled with the IRS except as described in the following paragraph.

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

Rep’tronic

The Company allowed sales representative agreements with three related European entities, Rep’tronic S.A., Rep’tronic España, and Acsis S.r.l., a Rep’tronic Company (collectively Rep’tronic) to expire pursuant to their terms on March 31, 2003.  Rep’tronic pursued claims allegedly arising from the expiration of these contracts against Xilinx Ireland and Xilinx Sarl in the High Court of Ireland, the Labor Court of Versailles (France) and the Commercial Court of Versailles (France).  The proceeding in the French Commercial Court was decided in favor of the Company in June 2005.   In November 2005, the Company settled all outstanding litigation with Rep’tronic.  The settlement payment was provided for through prior accruals through the second quarter of fiscal 2006 under SFAS 5, “Accounting for Contingencies”.

Patent Litigation

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the U. S. District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages and attorneys’ fees.  The Company filed its answer on January 2, 2006, denying John’s allegations and including a counterclaim for declaratory judgment.  John filed her reply on January 20, 2006.  As of December 31, 2005, no trial date had been set, the initial case management conference had not been scheduled, and discovery had not commenced.  Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the third fiscal quarter of 2006.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

Period (In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 2 to November 5, 2005	1,681	$25.05	1,681	$281,770

November 6 to December 3, 2005	1,480	$25.05	1,480	$244,704

December 4 to December 31, 2005	1,829	$25.05	1,829	$198,888

Total for the Quarter	4,990	$25.05	4,990

During the third quarter of fiscal 2006, the Company repurchased a total of 5.0 million shares of its common stock for $125.0 million.  On April 21, 2005, we announced a repurchase program of up to $350.0 million of common stock.  Through December 31, 2005, the Company had repurchased $151.1 million of the $350.0 million of common stock approved for repurchase under the current program.  This share repurchase program has no stated expiration date.

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

XILINX, INC.

Date:	February 3, 2006	/s/ Jon A. Olson
Jon A. Olson
Vice President, Finance and
Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)