Form 10-K
period 2006-04-01
XILINX INC
filed 2006-05-31
CIK 743988

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 1, 2006.
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
 Common Stock, $0.01 par value
(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

 The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on October 1, 2005 as reported on the NASDAQ National Market was approximately $6,496,729,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 At May 18, 2006, the registrant had 343,496,542 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on July 26, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

XILINX, INC.
Form 10-K
For the Fiscal Year Ended April 1, 2006

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report include, among others, those in Items 1. "Business" and 3. "Legal Proceedings" concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous known and unknown risks and uncertainties including those discussed throughout this document as well as in Item 1A. "Risk Factors." Forward-looking statements can often be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" or other similar words. We disclaim any responsibility to update any forward-looking statement provided in this document.

ITEM 1. BUSINESS

 Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the communications, storage, server, consumer, automotive, industrial and other markets. We sell our products globally through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.

 Xilinx was founded and incorporated in California in February 1984. In April 1990, the Company reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Industry Overview

 There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Xilinx develops PLDs, a type of logic device. Alternatives to PLDs include custom gate arrays, application specific integrated circuits (ASICs) and application specific standard products (ASSPs). These devices all compete with each other since they may be utilized in many of the same types of applications within electronic systems. However, variations in pricing, product performance, reliability, power consumption, density, functionality, ease of use and time-to-market determine the degree to which the devices compete for specific applications.

 PLDs have a primary advantage over custom gate arrays, ASICs and ASSPs in that they enable faster time-to-market with shorter design cycles. Users of PLDs can program their design directly into the PLD, using software, thereby allowing users to revise their designs relatively quickly with lower development costs. Since PLDs are programmable, they typically have a larger die size resulting in higher costs per unit compared to custom gate arrays, ASICs and ASSPs, which are customized with a fixed function during wafer fabrication. Custom gate arrays, ASICs and ASSPs, however, generally require longer fabrication lead times and higher up-front costs than PLDs.

 PLDs are standard components. This means that the same device type can be sold to many different users for many different applications. As a result, the development cost of PLDs can be spread over a large number of users. Custom gate arrays, ASICs and ASSPs, on the other hand, are custom chips for an individual user for use in a specific application. This involves a high up-front cost to users. Technology advances are enabling PLD companies to reduce costs considerably, making PLDs an increasingly attractive alternative to custom gate arrays, ASICs and ASSPs.

 An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	• 3G/4G Cellular Base Stations • WiMAX
	Wireline	• Metro Area Networks • FTTx-Passive Optical Networks • DSL Modems
	Networking	• Multi-Service Provisioning Platform (MSPP) • Switches • Routers

Storage and Servers	Storage	• Security and Encryption • Network Attached Storage
	Servers	• High End Servers • Computer Peripherals
	Office Automation	• Copiers • Printers

Consumer, Automotive, Industrial and Other	Consumer	• Video Display Systems, Televisions-LCD/PDP • Digital Video Recorders/Set Top Boxes/IPTV • Smart Handhelds
	Industrial, Scientific and Medical	• Factory Automation • Medical Imaging • Test and Measurement Equipment
	Audio Video Broadcast	• Cable Head-end Systems • Production Switchers • Cameras
	Automotive	• Multimedia Systems • GPS Navigation Systems • Voice Recognition
	Defense and Aerospace	• Satellite Surveillance • Radar and Sonar Systems • Secure Communications

Products

 Integral to the future success of our business is the timely introduction of new products that address customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, these products form a comprehensive programmable logic solution. A brief overview of these products follows. Our product families mentioned in the table below are not all-inclusive but they comprise the majority of our revenues. They are our newest product families and are currently being designed into our customers' next generation products. Some of our more mature product families have been excluded from the table although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

FPGAs	Date Introduced	Densities	Process Technology	Voltage

Virtex™-5	May 2006	31K to 330K Logic Cells	65nm	1.0v

Virtex-4	June 2004	12K to 200K Logic Cells	90nm	1.2v

Virtex-II Pro	March 2002	3K to 99K Logic Cells	130nm	1.5v

Virtex-II	January 2001	576 to 104K Logic Cells	150nm	1.5v

Virtex-E	September 1999	1.7K to 73K Logic Cells	180nm	1.8v

Spartan™-3E	March 2005	2.2K to 33.2K Logic Cells	90nm	1.2v

Spartan-3	April 2003	1.7K to 74.9K Logic Cells	90nm	1.2v

Spartan-IIE	November 2001	1.7K to 15.6K Logic Cells	150nm	1.8v

Spartan-II	January 2000	432 to 5.3K Logic Cells	180nm	2.5v

CPLDs	Date Introduced	Densities	Process Technology	Voltage

CoolRunner™-II	January 2002	32 to 512 Macrocells	180nm	1.8v

CoolRunner	August 1999	32 to 512 Macrocells	350nm	3.3v

XC9500XL	September 1998	36 to 288 Macrocells	350nm	3.3v

  Virtex FPGAs

 The Virtex-5 FPGA family is the latest generation Virtex family and the PLD industry's first product family manufactured using 65-nanometer (nm) process technology. The Virtex-5 family consists of four platforms: LX for high-performance logic, LXT for high-performance logic with serial connectivity, SXT for high-performance digital signal processing (DSP) with serial connectivity and FXT for embedded processing with serial connectivity. Currently, Xilinx is shipping the Virtex-5 LX platform, with each of the remaining platforms scheduled to roll out over the next 18 months. Compared to previous 90-nanometer Virtex family products, this product family offers increased performance, density and features, while reducing dynamic power consumption.

 The 17 device Virtex-4 FPGA family consists of three platforms: LX, SX and FX. Virtex-4 LX FPGAs are optimized for logic-intensive designs, Virtex-4 SX FPGAs are optimized for high-performance DSP, and Virtex-4 FX FPGAs are optimized for serial connectivity and embedded processing. These platforms enable customers to select the optimal mix of resources for their particular application. Virtex-4 devices are produced on 90-nanometer process technology manufactured on 300 millimeter (mm) wafers.

 The Virtex-II Pro Platform FPGAs are nine devices that feature IBM PowerPC™ processor blocks, multi-gigabit transceivers and embedded memory. These FPGAs are supported by Xilinx software design tools. Virtex-II Pro devices are manufactured on 300mm wafers using 130-nanometer copper process technology.

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

 The Virtex-E FPGA family consists of 11 devices and is manufactured on 180-nanometer process technology. The original Virtex FPGA family, introduced in October 1998, includes nine 2.5-volt Virtex devices that are currently in production on 220-nanometer process technology with densities ranging from 1,728 to 27,648 logic cells.

  Spartan FPGAs

 The Spartan-3 FPGA family was the first PLD family shipping on 90-nanometer copper process technology. This family consists of eight devices that are programmable alternatives to ASICs.

 The Spartan-3E FPGA family, also shipping on 90-nanometer copper process technology, consists of five devices and is complementary to Spartan-3. Ranging from 2,160 to 33,192 logic cells, the Spartan-3E family delivers the lowest cost per logic cell. The Spartan-3E family is optimized for gate centric designs while the Spartan-3 family is optimized for input/output (I/O) centric designs. Both Spartan-3 and Spartan-3E families address cost-sensitive, high-volume applications.

 The Spartan-IIE family consists of seven devices and is manufactured on 150-nanometer process technology. The Spartan-II family has seven devices shipping on 180-nanometer process technology.

 The Spartan-XL family consists of five devices with up to 1,862 logic cells on 250-nanometer process technology operating at 3.3 volts. The original Spartan family was introduced in 1998. It has five devices shipping with densities up to 1,862 logic cells on 350-nanometer process technology operating at 3.5 volts.

  EasyPath FPGAs

 EasyPath™ FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, conversion engineering effort or the additional time required to move to an ASIC. EasyPath FPGAs are available for the higher density devices of the Virtex-II and Virtex-II Pro families. EasyPath FPGAs will also be available for the higher densities of the Virtex-4 and Virtex-5 families. Customers purchasing EasyPath FPGAs must meet certain minimum order requirements and pay a custom test generation charge.

  CPLDs

 The XC9500, XC9500XL and XC9500XV product families offer low cost, high speed and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively.

 The CoolRunner family lines were the first CPLD products to combine very low power consumption with high density and high I/O counts in a single device. This family has six devices shipping on 350-nanometer process technology.

 The CoolRunner-II family is a next-generation family with six devices shipping on 180-nanometer process technology. CoolRunner-II CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. While CoolRunner-II is suitable for a wide variety of end markets and applications, the ultra low power consumption of these devices make them ideal for use in the growing portable consumer electronics marketplace.

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

 All Xilinx FPGA and CPLD device families are supported by ISE, including the newest Virtex-5, Spartan-3E and CoolRunner-II device families.

  IP Cores

 We also offer IP cores for commonly used complex functions. LogiCORE™ products, which are developed and supported by Xilinx, together with AllianceCORE™ IP cores from third-party participants, enable customers to shorten development time, reduce design risk and obtain superior performance for their designs. LogiCORE products include solutions for designers building products in the areas of DSP, network line cards and backplanes, PCI Express™ and advanced switching, RapidIO, ethernet, and embedded processing with both PowerPC processor and MicroBlaze™, a 32-bit soft processor core. Xilinx also offers a CORE Generator™ system which allows customers to implement various IP cores into our PLDs with predictable and repeatable performance and a System Generator™ for DSP tool which allows system architects to quickly model and implement DSP functions, and features an interface to third-party system level DSP design tools.

  Configuration Solutions

 Through our Configuration Solutions Group, Xilinx offers a range of one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. The PlatformFlash PROM (programmable read only memory) family is our newest offering. This family ranges in density from 1 to 32 megabits and offers full in-system programmability at the lowest cost per megabit of any Xilinx configuration solution. Older solutions include our XC1700 family (one-time programmable with density up to 16 megabits), and the XC1800 family (in-system programmable with density up to 4 megabits). Our PROM solutions support all of our FPGA devices.

  Global Services

 To extend our customers' technical capabilities and shorten their design times, we offer a portfolio of global services, which includes education, design and support services. In addition, we offer a personalized online technical resource, www.mysupport.xilinx.com.

 Please see information under the caption "Results of Operations—Net Revenues" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our classes of products.

Research and Development

 Our research and development activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of IP cores of logic and the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering power consumption. As a result of our research and development efforts, we have introduced a number of new products during the past years including the Virtex-5 and Virtex-4 series of FPGAs, and the Spartan-3 and Spartan-3E FPGA series.

Additionally, we have made major enhancements to our IP core offerings and introduced new versions of our ISE software. To support embedded processing and DSP design on our platform FPGA devices, the Platform Studio tool suite and System Generator for DSP have been further enhanced. We extended our collaboration with our foundry suppliers in the development of 90- and 65-nanometer complementary metal oxide semiconductor (CMOS) manufacturing technology and we are the first company in the PLD industry to ship 65-nanometer devices.

 Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2006, 2005 and 2004, our research and development expenses were $326.1 million, $307.4 million and $247.6 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

Acquisition

 In January 2006, Xilinx completed the acquisition of AccelChip, Inc. (AccelChip), a privately-held company that provides MATLABR synthesis software tools for designing DSP systems. The total purchase price for AccelChip was $19.6 million in cash, including $436 thousand of acquisition-related costs.

Sales and Distribution

 We sell our products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

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

 Whether Xilinx, the independent sales representative, or the distributor identifies the sale opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the legal sellers of the products and as such they bear all risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, as well as foreign currency fluctuations.

 In accordance with our distribution agreements and industry practice, we have granted the distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price concessions for unsold product in the case of a subsequent decrease in list prices. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributor's end customer.

 Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2006, 2005 or 2004. On April 26, 2005, two of the Company's distributors, Avnet and the Memec Group (Memec), announced that they had reached a definitive agreement for Avnet to acquire Memec. On July 5, 2005, Avnet announced that it had completed its acquisition of Memec. As of April 1, 2006 and April 2, 2005, the combined Avnet/Memec entity accounted for 78% and 88% of the Company's total accounts receivable, respectively. Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70%, 76% and 78% of the Company's worldwide net revenues in fiscal 2006, 2005 and 2004, respectively. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors in specific geographies, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See Note 2 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk. Please also see Note 12 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for financial information about our revenues from external customers and domestic and international operations.

Backlog

 As of April 1, 2006, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $223.0 million. As of April 2, 2005, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $157.0 million. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

 In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company would pay Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The entire advance payment of $100.0 million is being reduced by wafer purchases from Toshiba and any unused portion is fully refundable in December 2006 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced. The balance of the advance payment remaining was $72.3 million at April 1, 2006.

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

Quality Certification

 Xilinx achieved ISO 9001 quality certification in 1995 in San Jose, California, in 2001 in Dublin, Ireland and in 2004 in Longmont, Colorado, the main site for our software development efforts. In addition, Xilinx achieved ISO 14001, TL 9000 and TS 16949 environmental and quality certifications in the San Jose and Dublin locations and TL 9000 and TS 16949 quality certifications in Singapore.

Patents and Licenses

 While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 1, 2006, we held 1,292 issued United States patents, which vary in duration, relating to our products. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. However, any such litigation may not be successful.

 We have acquired various software licenses that permit us to grant sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design. We are also licensed under certain third party patents and have provided some third parties licenses under Company patents.

Employees

 As of April 1, 2006, we had 3,295 employees compared to 3,050 at the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Executive Officers of the Registrant

 Certain information regarding each of Xilinx's executive officers is set forth below:

Name	Age	Position
Willem P. Roelandts	61	President, Chief Executive Officer and Chairman of the Board of Directors
Kris Chellam	55	Senior Vice President, Corporate and Enterprise Services
Thomas R. Lavelle	56	Vice President, General Counsel and Secretary
Patrick W. Little	43	Vice President, Worldwide Sales and Services
Jon A. Olson	52	Vice President, Finance and Chief Financial Officer
Boon C. Ooi	52	Vice President, Worldwide Operations
Richard W. Sevcik	58	Executive Vice President and General Manager and a Director
Sandeep S. Vij	40	Vice President, Worldwide Marketing

 There are no family relationships among the executive officers of the Company or the Board of Directors.

 Willem P. "Wim" Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company's Board of Directors. In April 1996, Mr. Roelandts was appointed to the additional position of President of the Company and assumed the role of Chairman of the Board of Directors on August 7, 2003 upon the retirement of Bernard V. Vonderschmitt. Prior to joining the Company, he served at Hewlett-Packard Company as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992. Mr. Roelandts also serves as a director of Applied Materials, Inc.

 Kris Chellam joined the Company in July 1998 as Senior Vice President, Finance and Chief Financial Officer. Mr. Chellam was appointed Senior Vice President, Corporate and Enterprise Services in June 2005. He has overall responsibility for business and strategy development, information technology, real estate and Xilinx's Asia Pacific regional headquarters in Singapore. Prior to joining the Company, he served at Atmel Corporation as Senior Vice President and General Manager of a product group from March to July 1998 and as Vice President, Finance and Administration, and Chief Financial Officer from September 1991 through March 1998. Mr. Chellam also serves as a director of At Road Inc.

 Thomas R. Lavelle joined the Company in August 1999 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Lavelle spent more than 15 years at Intel Corporation serving in a variety of positions, including group counsel for a number of Intel organizations. From 1992 to 1993, Mr. Lavelle served as Vice President and General Counsel for NeXT Inc.

 Patrick W. Little joined the Company in March 2003 as Vice President and General Manager and was promoted in March 2005 to Vice President of Worldwide Sales. Mr. Little was further promoted to his current position of Vice President, Worldwide Sales and Services in December 2005. From September 1999 to March 2003, he served as President and CEO of Believe, Inc. Mr. Little served as Executive Vice President of Sales and Marketing at Rendition, Inc. from March 1998 to September 1999. He was General Manager of the Audio Business Division of Diamond Multimedia Systems, Inc., and held various senior management positions at Trident Microsystems, Inc. and Opti, Inc., from 1992 to 1998.

 Jon A. Olson joined the Company in June 2005 as Vice President, Finance and Chief Financial Officer. He has overall responsibility for worldwide finance, tax, treasury and investor relations and administrative responsibility for internal audit. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President, Finance and Enterprise Services, Director of Finance.

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

 Richard W. Sevcik joined the Company in April 1997 as Senior Vice President and General Manager. He was elected to the Board of Directors of the Company in 2000. Mr. Sevcik assumed his current position of Executive Vice President and General Manager in January 2004. Prior to joining the Company, Mr. Sevcik worked at Hewlett-Packard Company for ten years where, from 1994 through 1996, he served as Group General Manager of its Systems Technology Group and oversaw five divisions involved with product development for servers, workstations, operating systems, microprocessors, networking and security. In 1995, he was named Vice President at Hewlett-Packard. Mr. Sevcik resigned from the Board of Directors of the Company effective April 13, 2006 and retired from the Company effective May 15, 2006.

 Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing and General Manager in October 1996. Mr. Vij assumed his current position of Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation in a variety of marketing roles. Mr. Vij also serves as a director of Coherent Inc.

Additional Information

 Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at

1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

 Additional information required by this Item 1. is incorporated by reference to the section captioned "Net Revenues—Net Revenues by Geography" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 12 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

ITEM 1A. RISK FACTORS

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
  •
  increase in the cost of natural resources;
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

Potential Effect of Global Economic and Political Conditions

 Sales and operations outside of the United States subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in the Asia Pacific region, Japan and Europe. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency denominated costs, assets and liabilities. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

 Our financial condition and results of operations are increasingly dependent on the global economy. Any instability in worldwide economic environments occasioned for example, by political instability or terrorist activity could impact economic activity and could lead to a contraction of capital spending by our customers. Additional risks to us include U.S. military actions, changes in U.S. government spending on military and defense activities impacting defense-associated sales, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries and generally longer receivable collection periods. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located.

Dependence on New Products

 Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

  •
  timely completion of new product designs;
  •
  ability to generate new design opportunities (design wins);
  •
  availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
  •
  ability to utilize advanced manufacturing process technologies to circuit geometries on 65 nanometers and smaller;
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

Dependence on Independent Manufacturers and Subcontractors

 During fiscal 2006, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

 UMC's foundries in Taiwan and Toshiba's and Seiko's foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past. Should there be a major earthquake in our suppliers' or our operating locations in the future, our operations, including our manufacturing activities, may be disrupted. This type of disruption could result in our inability to ship products in a timely manner, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

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

Competition

 Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera) and Lattice Semiconductor Corporation, from the ASIC market, which has been ongoing since the inception of FPGAs, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

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

 Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the cost for established products. However, we may not be successful in achieving these strategies.

 Other competitors include manufacturers of:

  •
  high-density programmable logic products characterized by FPGA-type architectures;
  •
  high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
  •
  ASICs and ASSPs with incremental amounts of embedded programmable logic;
  •
  high-speed, low-density CPLDs;
  •
  high-performance DSP devices;
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

Intellectual Property

 We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against us in the future; assertions by third parties may result in costly litigation and we may not prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Potential Effect of New Accounting Pronouncements

 There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment." (SFAS 123(R)). SFAS 123(R) eliminates our ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The Company will implement the standard for the fiscal year beginning April 2, 2006. The adoption of SFAS 123(R) will have a material impact on our results of operations.

 See Note 2 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about recent accounting pronouncements.

Sarbanes-Oxley Section 404 Compliance

 We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements. Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Litigation

 We are currently involved in several legal matters. See Item 3. "Legal Proceedings."

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable.

ITEM 2. PROPERTIES

 Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and manufacturing and testing groups, are located in San Jose, California. This main site consists of adjacent buildings providing 588,000 square feet of space, which we own. In February 2000, we purchased 87 acres of land in South San Jose near our corporate facility. At present, we do not have any plans for development of this land. Effective in January 2006, we began leasing a 106,000 square foot office facility in San Jose due to space constraints in our main facility.

 In addition, we own a 228,000 square foot facility in the metropolitan area of Dublin, Ireland which serves as our regional headquarters in Europe. The Irish facility is primarily used for manufacturing and testing of our products, support for our customers and sales offices in Europe, research and development, and information technology (IT) support.

 In April 2004, we entered into a sublease on a 15,000 square foot facility in Singapore, which serves as our Asia Pacific regional headquarters. Subsequent to this sublease, in late 2004 and in 2005, we subleased an additional 15,000 square feet of office space and test floor area in the same facility. The Singapore facility is primarily used for manufacturing and testing of our products, support for our customers and sales offices in Asia Pacific/Japan, and coordination and management of certain third parties in our supply chain. In early November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore. Construction commenced on schedule in late November 2005 and the project is expected to be completed in June 2007. Once completed, the new building is expected to have 222,000 square feet of available space.

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

 We own a 45,000 square foot facility in Albuquerque, New Mexico which is used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for our engineering design centers in Minneapolis, Minnesota, Austin, Texas, Grenoble, France and Edinburgh, Scotland.

 We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Denver, Los Angeles, Nashua, Ottawa, Raleigh, San Diego, San Jose and Toronto as well as international sales offices located in the metropolitan areas of Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3. LEGAL PROCEEDINGS

Internal Revenue Service

 The Internal Revenue Service (IRS) audited and issued proposed adjustments to the Company for fiscal 1996 through 2001. The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. The Company filed a Tax Court petition with respect to fiscal 1996 through 1998 on March 26, 2001, with respect to fiscal 1999 on January 14, 2002 and with respect to fiscal 2000 on January 16, 2003. In addition, the IRS proposed adjustments to the Company's net operating loss for fiscal 2001. To date, all issues have been settled with the IRS except as described in the following paragraph.

 On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement. The U.S. Tax Court determined that the Company has no tax, interest, or penalties due for this issue. The decision documents are expected to be filed, jointly by the Company and the IRS, with the Tax Court. After the Tax Court enters the decision, the IRS will have 90 days within which to appeal the decision to the Ninth Circuit Court of Appeals.

 Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

 On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the U.S. District Court for the Eastern District of Texas, Marshall Division (the Court). John seeks an injunction, unspecified damages and attorneys' fees. The Company filed its answer on January 2, 2006, denying John's allegations and alleging that the John patent is invalid and unenforceable because of inequitable conduct and failure to disclose information that was material to the prosecution of the John patent. John filed her reply on January 20, 2006. On May 8, 2006, the Court issued a Notice of Scheduling Conference, Proposed Deadlines for Docket Control Order and Discovery Order (the Order). The Order sets the scheduling conference on June 6, 2006, the claim construction hearing on March 22, 2007, the pretrial conference on August 30, 2007 and jury selection to commence on September 4, 2007. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol XLNX. As of May 1, 2006, there were approximately 1,168 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by the Company to be over 150,000.

 The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ National Market:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$29.96	$25.48	$40.22	$31.53
Second Quarter	29.09	25.68	31.53	25.44
Third Quarter	28.14	21.94	32.95	26.68
Fourth Quarter	29.79	24.92	31.92	26.29

 In each quarter of fiscal 2006, we paid a cash dividend of $0.07 per common share, for a total of $0.28 per common share for the year ($0.05 each quarter during fiscal 2005 for a total of $0.20 for the year).

 On April 25, 2006, our Board of Directors approved an increase to our quarterly common stock dividend from $0.07 per share to $0.09 per share, which is payable on May 31, 2006 to stockholders of record at the close of business on May 10, 2006.

Issuer Purchases of Equity Securities

 The following table summarizes the Company's repurchase of its common stock during the fourth fiscal quarter of 2006. See Note 10 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except per share amounts)
January 1 to February 4, 2006	645	$27.15	645	$181,366
February 5 to March 4, 2006	2,735	$27.15	2,735	$107,112
March 5 to April 1, 2006	1,223	$27.15	1,223	$73,888

Total for the Quarter	4,603	$27.15	4,603

 On April 21, 2005, we announced a repurchase program of up to $350.0 million of our common stock. On February 13, 2006, we announced a further repurchase program of up to an additional $600.0 million of our common stock. During the fourth quarter of fiscal 2006, the Company repurchased a total of 4.6 million shares of its common stock for $125.0 million. Through April 1, 2006, the Company had repurchased $276.1 million of the $350.0 million of common stock approved for repurchase under the April 2005 authorization. These share repurchase programs have no stated expiration date.

 Additional information required by this item is incorporated by reference to the table set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data
Five years ended April 1, 2006
(In thousands, except per share amounts)

	2006(5)	2005(4)	2004(3)	2003(2)	2002(1)
Net revenues	$1,726,250	$1,573,233	$1,397,846	$1,155,977	$1,015,579
Operating income (loss)	412,062	372,040	327,135	155,669	(24,750)
Income (loss) before income taxes	456,602	400,544	350,544	169,872	(192,954)
Provision (benefit) for income taxes	102,453	87,821	47,555	44,167	(79,347)
Net income (loss)	354,149	312,723	302,989	125,705	(113,607)
Net income (loss) per common share:
Basic	$1.01	$0.90	$0.89	$0.37	$(0.34)
Diluted	$1.00	$0.87	$0.85	$0.36	$(0.34)
Shares used in per share calculations:
Basic	349,026	347,810	341,427	337,069	333,556
Diluted	355,065	358,230	354,551	348,622	333,556
Cash dividends declared per common share	$0.28	$0.20	$—	$—	$—

(1)
Loss before income taxes includes a write-down of $191,852 on UMC investment, $29,821 of goodwill amortization, $25,336 impairment loss on intangibles and other assets and a lawsuit settlement gain of $19,400.

(2)
Income before income taxes includes an impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $10,425.

(3)
Income before income taxes includes an impairment loss on excess facilities of $3,376, a loss related to litigation settlements and contingencies of $6,400 and a write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend Corporation. Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement.

(4)
Income before income taxes includes a write-off of acquired in-process research and development of $7,198 related to the acquisition of Hier Design Inc. and impairment loss on investments of $3,099.

(5)
Income before income taxes includes a write-off of acquired in-process research and development of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

Consolidated Balance Sheet Data
Five years ended April 1, 2006
(In thousands)

	2006	2005	2004	2003	2002
Working capital	$1,303,224	$1,154,163	$955,878	$883,322	$814,602
Total assets	3,173,547	3,039,196	2,937,473	2,421,676	2,335,360
Other long-term liabilities	7,485	—	—	—	—
Stockholders' equity	2,728,885	2,673,508	2,483,062	1,950,739	1,903,740

 Note: Certain balance sheet amounts for prior years have been reclassified to conform to the fiscal 2006 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."

Cautionary Statement

 The statements in this Management's Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Risk Factors" and elsewhere in this document. Forward-looking statements can often be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" or other similar words. We disclaim any responsibility to update any forward-looking statement provided in this document.

Nature of Operations

 We design, develop and market programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in the communications, storage, server, consumer, automotive, industrial and other markets. We sell our products globally through independent domestic and foreign distributors, and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.

Critical Accounting Policies and Estimates

 The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; and accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

  Valuation of Marketable and Non-marketable Securities

 The Company's short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At April 1, 2006, the Company had debt securities with a fair value of $1.5 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $276.5 million, and strategic investments in non-marketable equity securities of $17.7 million.

 The fair values for marketable debt and equity securities are based on quoted market prices. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments. Xilinx adopted the provisions of FASB Staff Position (FSP) No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1)," on January 1, 2006. Beginning in the fourth quarter of fiscal 2006, we assessed other-than-temporary impairment of debt and equity securities in accordance with FSP 115-1. We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2006, 2005 or 2004.

 In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee's need for possible additional funding at a lower valuation. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period's operating results to the extent of the decline. Based on our evaluation, we recorded impairment losses on investments on our consolidated statements of income, related to our investments in private companies of $1.4 million and $3.1 million in fiscal 2006 and 2005, respectively.

  Revenue Recognition

 Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor's end customers. For fiscal 2006, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

  Valuation of Inventories

 Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

  Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

 Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate positive cash flows.

 When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Factors affecting impairment of assets held for sale include market conditions. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

  Goodwill

 As required by SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2006, there was no impairment of goodwill in fiscal 2006. Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend Corporation (Triscend), Hier Design Inc. (HDI) and AccelChip goodwill will be performed and completed in the fourth quarter of fiscal 2007. To date, no impairment indicators have been identified.

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

 In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Additionally, we must estimate the amount and likelihood of potential losses arising from audits or deficiency notices issued by taxing authorities. The taxing authorities' positions and our assessment can change over time resulting in a material effect on the provision for income taxes in periods when these changes occur.

 We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 1, 2006 and April 2, 2005, we had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards.

Results of Operations

 The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2006	2005	2004
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.1	36.6	37.9

Gross Margin	61.9	63.4	62.1

Operating Expenses:
Research and development	18.9	19.6	17.7
Selling, general and administrative	18.3	19.3	19.1
Amortization of acquisition-related intangibles	0.4	0.4	0.7
Impairment loss on excess facilities and equipment	0.0	0.0	0.2
Litigation settlements and contingencies	0.2	0.0	0.5
Write-off of acquired in-process research and development	0.2	0.5	0.5

Total operating expenses	38.0	39.8	38.7

Operating Income	23.9	23.6	23.4

Impairment loss on investments	(0.1)	(0.2)	0.0
Interest income and other, net	2.6	2.0	1.7

Income Before Income Taxes	26.4	25.4	25.1
Provision for income taxes	5.9	5.5	3.4

Net Income	20.5%	19.9%	21.7%

Net Revenues

	2006	Change	2005	Change	2004
	(In thousands)
Net revenues	$1,726,250	10%	$1,573,233	13%	$1,397,846

 Net revenues of $1.7 billion in fiscal 2006 represented the highest net revenues that Xilinx has ever achieved. The increase in net revenues in fiscal 2006 was a result of improved market conditions as compared to fiscal 2005 and continued strong customer demand for our New Products, primarily in the Communications and Industrial and Other end markets. The increase in net revenues in fiscal 2005 was due to strength in our New Products and growth in the Consumer and Automotive and Industrial and Other end markets. See "Net Revenues by Product" and "Net Revenues by End Markets" for more information on our product and end-market categories.

 The increases in net revenues in fiscal 2006 and 2005 resulted from increased unit sales, partially offset by normal declines in average unit selling prices as well as continued growth as a percentage of total net revenues of our high-volume Spartan family, which has lower average selling prices. No end customer accounted for more than 10% of net revenues for any of the periods presented.

  Net Revenues by Product

 We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology. The most recent modification was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005. Amounts for the prior periods have been reclassified to conform to the recategorization. New Products include our most recent product offerings and include the Spartan-3, Spartan-3E, Spartan-IIE, Virtex-5, Virtex-4, Virtex-II Pro, EasyPath and CoolRunner-II product lines. Mainstream Products include the CoolRunner, Spartan-II, SpartanXL, Virtex-II, Virtex-E and Virtex product lines. Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and Spartan families. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

 Net revenues by product categories for the fiscal years indicated were as follows:

	2006	% of Total	% Change	2005	% of Total	% Change	2004	% of Total
	(In millions)
New Products	$551.5	32	99%	$277.1	18	207%	$90.2	6
Mainstream Products	812.8	47	(11)%	912.6	58	0%	911.0	65
Base Products	259.0	15	(8)%	280.6	18	(7)%	300.3	22
Support Products	102.9	6	0%	102.9	6	7%	96.3	7

Total Net Revenues	$1,726.2	100	10%	$1,573.2	100	13%	$1,397.8	100

 The increase in net revenues from New Products during fiscal 2006 was due to the strong unit growth resulting from the market acceptance of our Virtex-4, Virtex-II Pro and Spartan-3 families across a broad-base of end markets. Our 130-nanometer Virtex-II Pro family, which is the PLD industry's first product family with embedded processing and transceiver functionality, is currently the largest contributor to the New Products net revenues. However, our design momentum is rapidly shifting to 90-nanometer technology. Our 90-nanometer products include our high-volume, low-cost Spartan-3 and Spartan-3E families and our high-performance, high-density Virtex-4 FPGA family. Sales from these products increased significantly during fiscal 2006. The increase in net revenues from New Products for fiscal 2005 compared to fiscal 2004 was due primarily to the strong market acceptance of Virtex-II Pro, Spartan-3 and Spartan-IIE across a broad base of applications, including wireless communications, networking and consumer. We expect that sales of New Products will continue to increase as customers continue to adopt these products and begin moving their programs into volume production.

 In fiscal 2006, Mainstream Products declined compared to the prior fiscal year because of a decline in sales of some of our older products manufactured using 150-nanometer and 180-nanometer process technologies, including Virtex-E, Virtex-II and Spartan-II. The decrease in net revenues for this product category resulted from both a decline in units sold as well as in average selling prices. The relatively flat performance of Mainstream Products in fiscal 2005 was due to strength in the Consumer and Automotive end market offset by weakness in the Storage and Servers end market.

 The decline in Base Products in fiscal 2006 and 2005 was due to lower units sold for older generation products as they progress into the mature stage of their lifecycles.

 Support Products were virtually unchanged in fiscal 2006 and represented 6% of total net revenues. Support Products grew in fiscal 2005 compared to the prior year period mainly due to improvement in design services, software and configuration solutions (serial PROMs).

  Net Revenues by Geography

 Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

	2006	% of Total	% Change	2005	% of Total	% Change	2004	% of Total
	(In millions)
North America	$714.9	41	9%	$655.1	42	11%	$592.5	42
Europe	352.8	20	8%	326.1	21	21%	270.3	19
Japan	251.8	15	12%	224.1	14	10%	203.6	15
APAC/ROW	406.7	24	11%	367.9	23	11%	331.4	24

Total Net Revenues	$1,726.2	100	10%	$1,573.2	100	13%	$1,397.8	100

 Net revenues in North America, Europe, Japan and the Asia Pacific region/Rest of World (APAC/ROW) all increased during fiscal 2006 and 2005 compared to the prior years. The increases in net revenues in both years for APAC/ROW were due to continued strength in communications and consumer applications as well as continued outsourcing of manufacturing operations to the Asia Pacific region by large OEMs.

 In fiscal 2006, the increase in Japan net revenues was driven by an increase in sales to customers in the Communications end market. In fiscal 2005, the increase was driven by strong consumer sales.

 The increases in net revenues in fiscal 2006 and 2005 for North America were driven primarily by strength in Communications and Industrial and Other end markets.

 Net revenues in Europe benefited from the recent strength in the Communications and Industrial and Other end markets during fiscal 2006, including test and measurement and audio/video broadcast applications. In fiscal 2005, European net revenues increased as a result of increased demand from communications, consumer and automotive applications.

  Net Revenues by End Markets

 Our end market revenue data is derived from our understanding of our end customers' primary markets. In order to better reflect our diversification efforts and to provide more detailed end market information, we split the category formerly called "Consumer, Industrial and Other" into two components: "Consumer and Automotive" and "Industrial and Other" beginning with the quarter ended January 1, 2005. We will begin to show historical comparisons of the two new categories when information is available for all periods presented.

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

 Net revenues by end markets for the fiscal years indicated were as follows:

	2006	% Change in Dollars	2005	% Change in Dollars	2004
	(% of total net revenues)
Communications	49%	7%	50%	12%	50%
Storage and Servers	11	(10)%	14	(15)%	19
Consumer, Automotive, Industrial and Other	40	21%	36	30%	31

Total Net Revenues	100%	10%	100%	13%	100%

 As in fiscal 2005, growth in the Communications end market in fiscal 2006 was driven by increases in both wireless and wireline communication applications. This market has been relatively flat as a percentage of revenues for the past three fiscal years.

 The increase in net revenues from the combined category of Consumer, Automotive, Industrial and Other was primarily driven by strength in test and measurement, audio/video broadcast, industrial, scientific and medical applications as well as defense applications. The net revenue increase in this category during fiscal 2005 was due to increased acceptance of programmable logic solutions in digital consumer, defense and automotive applications.

 Net revenues from the Storage and Servers end market declined during fiscal 2006 and 2005 as compared to the prior years due to selected customer programs migrating to lower cost alternatives. However, we believe these transitions are nearly complete.

Gross Margin

	2006	Change	2005	Change	2004
	(In thousands)
Gross margin	$1,069,131	7%	$996,949	15%	$867,878
Percentage of net revenues	61.9%		63.4%		62.1%

 The gross margin decline of 1.5 percentage points for fiscal 2006, compared to fiscal 2005, was due to a significant shift in product mix towards 130-nanometer and 90-nanometer products, which accounted for a 99% year-over-year growth in sales from our New Products category. Additionally, sales from Mainstream and Base Products, which have higher gross margins than the New Products, declined. In fiscal 2006, New Products represented 32% of our total net revenues, compared with 18% in fiscal 2005. New products traditionally have lower margins in the early product life cycle due to higher unit costs resulting from lower yields. As the product matures, the optimization of yields improves gross margins. The gross margin improvement of 1.3 percentage points in fiscal 2005 compared to fiscal 2004 was due to improved yields and manufacturing costs in our New Products and high-volume Mainstream Products.

 Gross margin may be adversely affected in the future due to product-mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate these risks by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

 Sales of inventory previously written off were not material during fiscal 2006, 2005 or 2004.

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

Research and Development

	2006	Change	2005	Change	2004
	(In thousands)
Research and development	$326,126	6%	$307,448	24%	$247,609
Percentage of net revenues	19%		20%		18%

 The increase in research and development (R&D) expenses from fiscal 2005 to fiscal 2006 was primarily related to additional headcount to support our new product development and increased investments in new markets such as DSP and embedded processing. The increase was also attributed to the expenses associated with the tapeout of our latest Virtex-4 and Virtex-5 platform products for LX, FX and SX devices.

 The increase in R&D expenses from fiscal 2004 to fiscal 2005 was primarily related to higher mask and wafer expenses for development of new 90-nanometer products. We also invested in additional resources for next generation products and IP development related to new market opportunities such as DSP and embedded processing.

 We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 65-nanometer and more advanced process development, IP cores, DSP, embedded processing and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	2006	Change	2005	Change	2004
	(In thousands)
Selling, general and administrative	$316,302	4%	$303,595	14%	$266,664
Percentage of net revenues	18%		19%		19%

 The increase in selling, general and administrative (SG&A) expenses in fiscal 2006 compared to the same period last year was due to salary and headcount increases and commissions associated with higher net revenues. This was offset slightly by reductions in our tax litigation and Sarbanes-Oxley Section 404 compliance costs.

 The increase in SG&A expenses in fiscal 2005 compared to fiscal 2004 was attributable to start-up costs for our new regional headquarters in Singapore, tax litigation costs, initial-year Sarbanes-Oxley Section 404 compliance costs and commissions associated with higher revenues.

Amortization of Acquisition-Related Intangibles

 Amortization expense for all acquisition-related intangible assets for fiscal 2006, 2005 and 2004 was $7.0 million, $6.7 million and $9.8 million, respectively, primarily related to intangible assets arising from the RocketChips, Triscend, HDI and AccelChip acquisitions. Amortization expense for these intangible assets increased slightly for fiscal 2006 compared to the prior year, due to the acquisition of HDI in June 2004 and AccelChip in January 2006.

 We expect amortization of acquisition-related intangibles to be approximately $8.0 million for fiscal 2007 compared with $7.0 million for fiscal 2006.

Impairment Losses

 The impairment losses on investments of $1.4 million and $3.1 million recognized during fiscal 2006 and 2005, respectively, were related to non-marketable equity securities in private companies. The impairment losses resulted from certain investees diluting Xilinx's investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

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

Litigation Settlements and Contingencies

 In the second quarter of fiscal 2006, we accrued an additional $3.2 million that represented anticipated payments for liability for legal contingencies. During the first quarter of fiscal 2004, we recorded a $6.4 million expense related to a litigation settlement with Aldec, Inc. and a contingent liability with Rep'tronic. See Note 13 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Write-Off of Acquired In-Process Research and Development

 In connection with the acquisition of AccelChip in January 2006, $4.5 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects, as well as the HDI and Triscend development projects referred to below, had identifiable technological risk factors indicating that successful completion, although expected, was not assured. If an identified project is not successfully completed, there is no alternative future use for the project, therefore, the expected future income will not be realized. The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

 The acquired in-process research and development components consist of algorithmic synthesis software and IP libraries for high-performance DSP design in FPGAs. We plan to sell these products to new and existing Xilinx customers and over time integrate them with our existing DSP software products. These projects were approximately 45% complete at the time of acquisition. We expect to complete all of the development projects by the end of fiscal 2009 with an estimated cost to complete of $3.5 million.

 In connection with the acquisition of HDI in June 2004, $7.2 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. The acquired in-process research and development components consist of hierarchical floorplanning and analysis software for high performance FPGA design. We currently sell these products to Xilinx customers, and over time, the products will be enhanced. At the time of the acquisition, these products were approximately 67% complete. At that time, we expected to complete the development project by the end of fiscal 2005 with an estimated cost to complete of $1.1 million. The development project was completed during the fourth quarter of fiscal 2005 at a cost that approximated the original estimate.

 In connection with the Triscend acquisition in March 2004, $7.0 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. The acquired in-process research and development components consist of a graphical user interface and design implementation software. We have no further plans to fully integrate Triscend's graphical user interface and design-implementation software into our products, however some elements and concepts of this technology are likely to be integrated into various software tools we supply to our customers. Triscend's tools were completed as of December 2004. Integration of some elements and concepts occurred in fiscal 2005 and 2006 and will continue to occur during fiscal 2007.

 To determine the value of Triscend's, HDI's and AccelChip's in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing "core" technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 14 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

Interest Income and Other, Net

	2006	Change	2005	Change	2004
	(In thousands)
Interest income and other, net	$45,958	45%	$31,603	35%	$23,409
Percentage of net revenues	3%		2%		2%

 For fiscal 2006, the increase in interest income and other, net compared to fiscal 2005, was due to higher yields resulting from an increase in short-term interest rates and $4.0 million of interest income earned from an IRS prepayment relating to a recent U.S. Tax Court decision in favor of the Company. See Item 3. "Legal Proceedings" and Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data." The increase in interest income and other, net from fiscal 2004 to fiscal 2005 was primarily due to higher average cash and investment balances and higher yields achieved by switching a larger portion of the investments to longer duration portfolios as well as into taxable instruments.

Provision for Income Taxes

	2006	Change	2005	Change	2004
	(In thousands)
Provision for income taxes	$102,453	17%	$87,821	85%	$47,555
Effective tax rate	22%		22%		14%

 The effective tax rates in all years reflected the impact of foreign income (loss) at different statutory rates and tax credits earned in the United States.

 During fiscal 2006, the Company's Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million of permanently reinvested earnings from the Company's foreign subsidiaries. This plan qualifies for the 85% dividends received deduction provided for under the American Jobs Creation Act of 2004 (AJCA). These earnings were repatriated in March 2006. See Note 2 and Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

 When compared to fiscal 2005, the effective tax rate for fiscal 2006 was relatively flat. There were, however, significant offsetting items during the period. The increase in tax was primarily attributable to the approval of the special one-time AJCA dividend that was repatriated from the Company's foreign subsidiaries prior to the end of the fourth quarter of fiscal 2006. This resulted in the recognition of approximately $24.9 million of federal and state tax expense. During the fourth quarter of fiscal 2006, the provision for income taxes was reduced by a net tax benefit of $8.9 million ($0.03 per share) for the correction of certain individually immaterial adjustments primarily related to prior periods. See Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for further discussion. Additionally, the Company recognized the benefit of deferred tax assets related to certain California state tax credits of $8.9 million that were previously subject to a valuation allowance. Management determined that it was more likely than not that the asset would be realized and, accordingly, released a substantial portion of the valuation allowance. Further, the Company released tax reserves of $9.4 million related to the favorable ruling by the U.S. Tax Court for Xilinx in its litigation with the IRS for fiscal 1996 to 1999.

 During fiscal 2005, the Company repatriated $450.0 million of earnings from its foreign operations, on which taxes were previously provided. This resulted in the utilization of significant amounts of net operating loss carryforwards. In addition, the Company recorded a one-time benefit of $4.7 million for reversing previously provided taxes relating to an IRS audit.

 The Company was under examination by the IRS for its fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.'s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement. Accordingly, there are no additional taxes, penalties or interest due for this issue. The decision documents are expected to be filed, jointly by the Company and the IRS, with the Tax Court. After the Tax Court enters the decision, the IRS will have 90 days within which to appeal the decision to the Ninth Circuit Court of Appeals. See Item 3. "Legal Proceedings" and Note 11 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

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

Fiscal 2006 Compared to Fiscal 2005

  Cash, Cash Equivalents and Short-term and Long-term Investments

 The combination of cash, cash equivalents and short-term and long-term investments at April 1, 2006 and April 2, 2005 totaled $1.6 billion for both periods. As of April 1, 2006, we had cash, cash equivalents and short-term investments of $984.9 million and working capital of $1.3 billion. Cash provided by operations of $489.4 million for fiscal 2006 was $213.9 million higher than the $275.5 million generated during fiscal 2005. Cash provided by operations resulted primarily from net income as adjusted for noncash related items, a decrease in accounts receivable and increases in accrued liabilities and deferred income on shipments to distributors, which were partially offset by increases in inventories and prepaid expenses and other current assets as well as other assets. The increases in prepaid expenses and other current assets as well as other assets were primarily related to the second $50.0 million advance wafer purchase payment paid to Toshiba in September 2005 and $17.8 million of investments in intellectual property and licenses. In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company would pay Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The entire advance payment of $100.0 million is being reduced by future wafer purchases from Toshiba and any unused portion is fully refundable in December 2006 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced. The balance of the advance payment remaining was $72.3 million at April 1, 2006.

 Net cash provided by investing activities of $242.4 million during fiscal 2006 included net proceeds from the sale and maturity of available-for-sale securities of $353.3 million, which was partially offset by $67.0 million for purchases of property, plant and equipment, $19.5 million for the purchase of AccelChip and $24.4 million for other investing activities.

 Net cash used in financing activities was $397.8 million in fiscal 2006 consisting of $401.6 million for the repurchase of common stock and $97.2 million for dividend payments to stockholders. These items were partially offset by $101.0 million of proceeds from the issuance of common stock under employee stock plans.

  Accounts Receivable

 Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased 9% from $213.5 million at the end of fiscal 2005 to $194.2 million at the end of fiscal 2006. The decrease was primarily attributable to strong collections during fiscal 2006 that were partially offset by increased shipments. The decrease was also partially attributable to the change in payment terms from 45 days to 30 days for some North American customers. Days sales outstanding decreased to 41 days at April 1, 2006 from 49 days at April 2, 2005.

  Inventories

 Inventories increased from $185.7 million at April 2, 2005 to $201.0 million at April 1, 2006. The increase was primarily due to increased inventory in our new products to support forecasted revenue growth. Combined inventory days at Xilinx and distribution were relatively flat at 145 days at April 1, 2006 compared to 146 days at April 2, 2005.

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

  Property, Plant and Equipment

 During fiscal 2006, we invested $67.0 million in property, plant and equipment compared to $61.4 million in fiscal 2005. Primary investments in fiscal 2006 were for computer equipment, IT equipment, test equipment and building improvements. We expect that property, plant and equipment expenditures will increase in the future due to the expansion of our regional headquarters in Singapore.

  Current Liabilities

 Current liabilities increased from $298.4 million at the end of fiscal 2005 to $345.0 million at the end of fiscal 2006. The increase was primarily attributable to the increase in deferred income on shipments to distributors, accrued payroll and related liabilities and other accrued liabilities. The increase in deferred income on shipments to distributors was due to higher inventory in the distributor channel as a result of overall increased sales levels.

  Stockholders' Equity

 Stockholders' equity increased $55.4 million during fiscal 2006, principally as a result of $354.1 million in net income for fiscal 2006, the issuance of common shares and treasury stock under employee stock plans of $104.1 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $40.6 million, $44.7 million for the reversal of reserves for cost sharing as a result of the U.S. Tax Court decision mentioned above, $17.2 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and $853 thousand for noncash compensation expense and unrealized gains on hedging transactions. The increases were partially offset by the repurchase of common stock of $400.0 million, as adjusted for accrued and unsettled transactions, the payment of dividends to stockholders of $97.2 million, tax reconciliation and reclassification adjustments of $7.3 million and cumulative translation adjustment of $1.7 million.

Fiscal 2005 Compared to Fiscal 2004

  Cash, Cash Equivalents and Short-term and Long-term Investments

 The combination of cash, cash equivalents and short-term and long-term investments at April 2, 2005 and April 3, 2004 totaled $1.6 billion for both periods. As of April 2, 2005, we had cash, cash equivalents and short-term investments of $861.6 million and working capital of $1.2 billion. Cash provided by operations of $275.5 million for fiscal 2005 was $157.0 million lower than the $432.5 million generated during fiscal 2004. Cash provided by operating activities during fiscal 2005 resulted primarily from net income as adjusted for noncash related items and a decrease in accounts receivable which were partially offset by increases in inventories, deferred income taxes, an advance wafer purchase payment of $50.0 million to Toshiba and a decrease in deferred income on shipments to distributors.

 Net cash used in investing activities of $45.1 million during fiscal 2005 included $61.4 million for purchases of property, plant and equipment and $18.4 million for the acquisition of HDI, partially offset by $34.7 million of net proceeds from the sale of available-for-sale securities.

 Net cash used in financing activities was $118.3 million in fiscal 2005 consisting of $133.8 million for the repurchase of common stock and $69.6 million for dividend payments to stockholders. These items were partially offset by $85.1 million of proceeds from the issuance of common stock under employee stock plans.

  Accounts Receivable

 Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased 14% from $249.0 million at the end of fiscal 2004 to $213.5 million at the end of fiscal 2005. The decrease was primarily attributable to better linearity of shipments to distributors during the three months ended April 2, 2005 as compared to the three months ended April 3, 2004 and a decreased level of shipments. Days sales outstanding decreased from 66 days at April 3, 2004 to 49 days at April 2, 2005.

  Inventories

 Inventories increased from $102.5 million at April 3, 2004 to $185.7 million at April 2, 2005. The increase was due to an inventory build-up from unusually low inventory levels in fiscal 2004 for an anticipated growth in sales for the second half of calendar 2004 that did not materialize and the ramping of new products.

  Property, Plant and Equipment

 During fiscal 2005, we invested $61.4 million in property, plant and equipment compared to $41.0 million in fiscal 2004. Primary investments in fiscal 2005 were for computer equipment, IT equipment, test equipment and building improvements.

  Current Liabilities

 Current liabilities decreased from $381.1 million at the end of fiscal 2004 to $298.4 million at the end of fiscal 2005. The decrease was primarily attributable to the decreases in deferred income on shipments to distributors, accounts payable and income taxes payable. The decrease in deferred income on shipments to distributors was due to lower inventory in the distributor channel.

  Stockholders' Equity

 Stockholders' equity increased $190.4 million during fiscal 2005, principally as a result of $312.7 million in net income for the year ended April 2, 2005, the issuance of common shares and treasury stock under employee stock plans of $84.5 million, $504 thousand in amortization of deferred compensation related to the RocketChips acquisition, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $51.9 million and cumulative translation adjustment of $897 thousand. The increases were partially offset by the repurchase of common stock of $134.6 million, as adjusted for accrued and unsettled transactions, the payment of our first full year of dividends to stockholders of $69.7 million and $55.8 million in unrealized losses on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock.

Contractual Obligations

 The following table summarizes our significant contractual obligations at April 1, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at April 1, 2006.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations(1)	$32.7	$6.9	$10.7	$6.7	$8.4
New building commitment(2)	39.0	24.0	15.0	—	—
Inventory and other purchase obligations(3)	76.8	76.8	—	—	—
Electronic design automation software licenses(4)	15.6	9.0	6.6	—	—
Intellectual property license rights obligations(5)	20.0	—	20.0	—	—

Total	$184.1	$116.7	$52.3	$6.7	$8.4

(1)
We lease some of our facilities, office buildings and land under operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $6.5 million for fiscal 2006. See Note 7 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

(2)
In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, the Company's Asia Pacific regional headquarters. As of April 1, 2006, approximately $39.0 million of our investment commitment remains outstanding. The project is expected to be completed in June 2007.

(3)
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

(4)
As of April 1, 2006, the Company has approximately $15.6 million of non-cancelable operating lease obligations to providers of electronic design automation software expiring at various dates through July 2008.

(5)
In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property. License payments will be amortized over the useful life of the intellectual property acquired.

Recent Accounting Pronouncements

 In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005. The Company will implement the standard for the fiscal year beginning April 2, 2006 using the modified-prospective method. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the stock price.

 See Note 2 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about SFAS 123(R) and other recent accounting pronouncements.

Off-Balance-Sheet Arrangements

 As of April 1, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

 On April 25, 2006, our Board of Directors declared a cash dividend of $0.09 per common share for the first quarter of fiscal 2007. The dividend is payable on May 31, 2006 to stockholders of record on May 10, 2006. On April 20, 2005, our Board of Directors declared an increase in the dividend rate on our common stock from $0.05 to $0.07 per common share for the first quarter of fiscal 2006. The dividend was paid on June 1, 2005 to stockholders of record on May 11, 2005. On July 20 and October 19, 2005 and January 18, 2006, our Board of Directors declared cash dividends of $0.07 per common share for the second, third and fourth quarters of fiscal 2006 which were paid on September 7 and December 1, 2005 and March 1, 2006, respectively, to stockholders of record on August 17 and November 17, 2005 and February 8, 2006, respectively. For fiscal 2005, the Board of Directors declared four quarterly common stock dividends of $0.05 per share each for a total of $0.20 per share for the entire fiscal year. Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

 We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed in Item 1A and below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

 Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.5 billion at April 1, 2006. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes tax-advantaged municipal bonds, taxable and tax-advantaged auction rate securities, bank certificates of deposit, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in market interest rates compared to interest rates at April 1, 2006 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $10.0 million.

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

 We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 1, 2006, we had approximately U.S. $12.8 million of outstanding forward currency exchange contracts against the Euro, approximately U.S. $4.1 million of outstanding forward currency exchange contracts against the Japanese Yen and approximately U.S. $15.9 million of outstanding forward currency exchange contracts against the Singapore dollar. The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at April 1, 2006. The contracts expire at various dates between April 2006 and June 2007.

 Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 1, 2006 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $12.0 million.

Equity Security Price Risk

 Our investment in marketable equity securities at April 1, 2006 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date. This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The market value of our investment in UMC was approximately $276.5 million at April 1, 2006 as compared to our adjusted cost basis of approximately $239.0 million. The value of our investment in UMC would be materially impacted if there was a significant change in the market price of the UMC shares and/or New Taiwan dollars. Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 10% favorable or unfavorable change in UMC's stock price compared to the stock price at April 1, 2006 would have affected the value of our investment in UMC by less than $28.0 million. See Note 3 to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our UMC investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
	(In thousands, except per share amounts)
Net revenues	$1,726,250	$1,573,233	$1,397,846
Cost of revenues	657,119	576,284	529,968

Gross margin	1,069,131	996,949	867,878

Operating expenses:
Research and development	326,126	307,448	247,609
Selling, general and administrative	316,302	303,595	266,664
Amortization of acquisition-related intangibles	6,976	6,668	9,725
Impairment loss on excess facilities and equipment	—	—	3,376
Litigation settlements and contingencies	3,165	—	6,400
Write-off of acquired in-process research and development	4,500	7,198	6,969

Total operating expenses	657,069	624,909	540,743

Operating income	412,062	372,040	327,135
Impairment loss on investments	(1,418)	(3,099)	—
Interest income and other, net	45,958	31,603	23,409

Income before income taxes	456,602	400,544	350,544
Provision for income taxes	102,453	87,821	47,555

Net income	$354,149	$312,723	$302,989

Net income per common share:
Basic	$1.01	$0.90	$0.89

Diluted	$1.00	$0.87	$0.85

Shares used in per share calculations:
Basic	349,026	347,810	341,427

Diluted	355,065	358,230	354,551

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	April 1, 2006	April 2, 2005
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$783,366	$449,388
Short-term investments	201,551	412,170
Investment in United Microelectronics Corporation, current portion	37,285	—
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,697 and $3,869 in 2006 and 2005, respectively	194,205	213,459
Inventories	201,029	185,722
Deferred tax assets	110,928	125,342
Prepaid expenses and other current assets	119,884	66,476

Total current assets	1,648,248	1,452,557

Property, plant and equipment, at cost:
Land	63,521	63,521
Buildings	246,550	235,699
Machinery and equipment	311,516	285,445
Furniture and fixtures	44,773	45,147

	666,360	629,812
Accumulated depreciation and amortization	(308,103)	(285,296)

Net property, plant and equipment	358,257	344,516
Long-term investments	616,296	766,596
Investment in United Microelectronics Corporation, net of current portion	239,209	246,110
Goodwill	125,084	119,415
Acquisition-related intangibles, net	22,651	20,004
Other assets	163,802	89,998

Total Assets	$3,173,547	$3,039,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,004	$63,172
Accrued payroll and related liabilities	79,260	61,616
Income taxes payable	30,048	45,835
Deferred income on shipments to distributors	126,558	102,511
Other accrued liabilities	38,154	25,260

Total current liabilities	345,024	298,394

Deferred tax liabilities	92,153	67,294
Other long-term liabilities	7,485	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 342,618 and 350,161 shares issued and outstanding in 2006 and 2005, respectively	3,426	3,502
Additional paid-in capital	1,375,120	906,929
Retained earnings	1,334,530	1,762,873
Accumulated other comprehensive income	15,809	204

Total stockholders' equity	2,728,885	2,673,508

Total Liabilities and Stockholders' Equity	$3,173,547	$3,039,196

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$354,149	$312,723	$302,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,326	51,921	53,666
Amortization	16,223	11,141	14,257
Amortization of deferred compensation	—	504	3,767
Write-off of acquired in-process research and development	4,500	7,198	6,969
Net (gain) loss on sale of available-for-sale securities	4,981	(505)	(6,650)
Impairment loss on investments	1,418	3,099	—
Impairment loss on excess facilities	—	—	3,376
Noncash compensation expense	735	—	—
Litigation settlements and contingencies	—	—	6,400
Provision for deferred income taxes	26,032	59,552	49,974
Tax benefit from exercise of stock options	40,596	51,854	109,236
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable, net	19,380	35,490	(50,160)
Inventories	(15,307)	(83,268)	9,614
Deferred income taxes	(1,891)	(53,229)	(61,065)
Prepaid expenses and other current assets	(34,897)	4,509	(10,035)
Other assets	(29,910)	(32,116)	6,234
Accounts payable	7,811	(15,371)	35,867
Accrued liabilities	18,917	(5,976)	11,872
Income taxes payable	(687)	(23,572)	(83,709)
Deferred income on shipments to distributors	24,047	(48,468)	29,898

Net cash provided by operating activities	489,423	275,486	432,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,459,248)	(2,161,606)	(2,181,741)
Proceeds from sale and maturity of available-for-sale securities	1,812,580	2,196,321	1,855,933
Purchases of property, plant and equipment	(67,040)	(61,377)	(41,040)
Proceeds from sale of buildings and land	—	—	32,047
Acquisition of businesses, net of cash acquired	(19,476)	(18,433)	(19,997)
Other investing activities	(24,436)	—	—

Net cash provided by (used in) investing activities	242,380	(45,095)	(354,798)

Cash flows from financing activities:
Repurchases of common stock	(401,584)	(133,755)	(62,328)
Proceeds from issuance of common stock through various stock plans	100,949	85,064	107,974
Payment of dividends to stockholders	(97,190)	(69,655)	—

Net cash provided by (used in) financing activities	(397,825)	(118,346)	45,646

Net increase in cash and cash equivalents	333,978	112,045	123,348
Cash and cash equivalents at beginning of year	449,388	337,343	213,995

Cash and cash equivalents at end of year	$783,366	$449,388	$337,343

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$19,357	—	—
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$37,159	$52,026	$34,163

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 29, 2003	339,005	$3,390	$744,166	$1,218,579	$(541)	$(14,855)	$1,950,739
Components of comprehensive income:
Net income	—	—	—	302,989	—	—	302,989
Net unrealized gain on available-for-sale securities, net of taxes of $47,485	—	—	—	—	—	68,359	68,359
Cumulative translation adjustment	—	—	—	—	—	1,560	1,560

Total comprehensive income							372,908

Issuance of common shares and treasury stock under employee stock plans	9,889	99	46,822	—	62,284	—	109,205
Repurchase of common stock	(1,932)	(19)	—	—	(62,774)	—	(62,793)
Deferred compensation-RocketChips	—	—	3,767	—	—	—	3,767
Tax benefit from exercise of stock options	—	—	109,236	—	—	—	109,236

Balance at April 3, 2004	346,962	3,470	903,991	1,521,568	(1,031)	55,064	2,483,062
Components of comprehensive income:
Net income	—	—	—	312,723	—	—	312,723
Net unrealized loss on available-for-sale securities, net of tax benefit of $38,471	—	—	—	—	—	(55,757)	(55,757)
Cumulative translation adjustment	—	—	—	—	—	897	897

Total comprehensive income							257,863

Issuance of common shares and treasury stock under employee stock plans	7,632	76	(49,420)	(1,763)	135,618	—	84,511
Repurchase of common stock	(4,433)	(44)	—	—	(134,587)	—	(134,631)
Deferred compensation-RocketChips	—	—	504	—	—	—	504
Cash dividends declared ($0.20 per share)	—	—	—	(69,655)	—	—	(69,655)
Tax benefit from exercise of stock options	—	—	51,854	—	—	—	51,854

Balance at April 2, 2005	350,161	3,502	906,929	1,762,873	—	204	2,673,508
Components of comprehensive income:
Net income	—	—	—	354,149	—	—	354,149
Net unrealized gain on available-for-sale securities, net of taxes of $10,540	—	—	—	—	—	17,179	17,179
Net unrealized gain on hedging transactions, net of taxes	—	—	—	—	—	118	118
Cumulative translation adjustment	—	—	—	—	—	(1,692)	(1,692)

Total comprehensive income							369,754

Issuance of common shares and treasury stock under employee stock plans	7,437	74	46,321	(13,009)	70,690	—	104,076
Reclassification of losses from reissuance of treasury stock (see Note 2)	—	—	502,552	(502,552)	—	—	—
Repurchase and retirement of common stock	(15,011)	(150)	(159,429)	(169,741)	(70,690)	—	(400,010)
Noncash compensation expense	31	—	735	—	—	—	735
Cash dividends declared ($0.28 per share)	—	—	—	(97,190)	—	—	(97,190)
Reversal of reserve for cost sharing as a result of Tax Court decision	—	—	44,713	—	—	—	44,713
Tax reconciliation and reclassification adjustments	—	—	(7,297)	—	—	—	(7,297)
Tax benefit from exercise of stock options	—	—	40,596	—	—	—	40,596

Balance at April 1, 2006	342,618	$3,426	$1,375,120	$1,334,530	$—	$15,809	$2,728,885

See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

 Xilinx designs, develops and markets programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained from independent wafer manufacturers located primarily in Taiwan and Japan. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States, Ireland and Singapore and sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in Europe, Japan and the Asia Pacific region.

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

  Basis of Presentation

 The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 was a 52-week year ended on April 1, 2006. Fiscal 2005 was a 52-week year ended on April 2, 2005. Fiscal 2004 was a 53-week year ended on April 3, 2004. The additional week included in the third quarter of fiscal 2004 did not have a material effect on the results of operations. Fiscal 2007 will be a 52-week year ending on March 31, 2007.

  Reclassifications

 Certain immaterial amounts from the prior years have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income.

 During the second quarter of fiscal 2006, the Company made a reclassification adjustment of $502.6 million between additional paid-in capital and retained earnings. This reclassification adjustment was a result of miscalculations on the gains and losses from the reissuance of the Company's treasury shares for fiscal 1995 through the first quarter of fiscal 2006. This miscalculation resulted in an intra-equity reclassification between additional paid-in capital and retained earnings and had no impact on the Company's earnings, financial trends or ratios in any period. Total stockholders' equity remained unchanged after the reclassification.

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

  Cash Equivalents and Investments

 Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. Short-term investments consist of tax-advantaged municipal bonds, commercial paper, government agency bonds and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Short-term investments also include taxable and tax-advantaged auction rate securities. Long-term investments consist of U.S. Treasury notes, corporate bonds, government agency bonds and tax-advantaged municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of April 1, 2006, the Company classified $37.3 million in fair value ($32.2 million in adjusted cost) of the UMC investment as short-term because the Company intends to sell this portion of the investment within the next 12 months. The remaining portion of the UMC investment and all other equity investments are classified as long-term investments since they are not intended to fund current operations.

 The Company maintains its cash balances with various banks with high quality ratings, and investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds and U.S. Treasury notes. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non-U.S. based issuers. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floaters (Euro dollar bonds with coupon resets at predetermined intervals) and offshore money market funds.

 Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at April 1, 2006 or April 2, 2005. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

 Xilinx adopted the provisions of FSP 115-1 on January 1, 2006. Beginning in the fourth quarter of fiscal 2006, the Company assessed other-than-temporary impairment of debt and equity securities in accordance with FSP 115-1. In determining whether a decline in value of non-marketable equity investments in private companies is other-than-temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee's need for possible additional funding at a lower valuation. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period's operating results to the extent of the decline.

  Accounts Receivable

 The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the aging of Xilinx's accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. Xilinx writes off accounts receivable against the allowance when Xilinx determines a balance is uncollectible and no longer actively pursues collection of the receivable.

  Inventories

 Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	April 1, 2006	April 2, 2005
	(In thousands)
Raw materials	$10,390	$8,589
Work-in-process	137,939	122,788
Finished goods	52,700	54,345

	$201,029	$185,722

 The Company reviews and sets standard costs quarterly to approximate current actual manufacturing costs. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

  Property, Plant and Equipment

 Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of two to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $53.3 million, $51.9 million and $53.7 million for fiscal 2006, 2005 and 2004, respectively.

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

  Goodwill

 As required by SFAS 142, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Based on the impairment review performed during the fourth quarter of fiscal 2006, there was no impairment of goodwill in fiscal 2006. Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend, HDI and AccelChip goodwill will be performed and completed in the fourth quarter of fiscal 2007. To date, no impairment indicators have been identified.

  Revenue Recognition

 Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor's end customers. For fiscal 2006, approximately 86% of Xilinx's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point Xilinx has a legally enforceable right to collection under normal payment terms.

 Revenue from sales to direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with direct customers.

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

  Foreign Currency Translation

 The U.S. dollar is the functional currency for the Company's Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest income and other, net. The remeasurement gains or losses were immaterial for fiscal 2006, 2005 and 2004.

 The local currency is the functional currency for each of the Company's other wholly-owned foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of income are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities (i.e. cumulative translation adjustment) are included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

  Derivative Financial Instruments

 To reduce risk, the Company periodically enters into financial arrangements as part of the Company's ongoing asset and liability management activities. Xilinx may use derivative financial instruments to hedge foreign currency, equity and interest rate market exposures of underlying assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of April 1, 2006, the Company had approximately U.S. $32.8 million of outstanding forward currency exchange contracts against the Euro, Japanese Yen and Singapore dollar which expire at various dates between April 2006 and June 2007. The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at April 1, 2006. As of April 2, 2005, the Company had approximately U.S. $4.6 million of outstanding forward currency exchange contracts against the Euro which expired in April and September 2005. The net unrealized gain or loss which approximates the fair market value of these contracts was immaterial at April 2, 2005.

  Stock-Based Compensation

 The Company has accounted for stock-based compensation under APB 25 and related interpretations, using the intrinsic value method. In addition, the Company has adopted the disclosure requirements related to its stock plans according to SFAS No. 123 as amended by SFAS No. 148 "Accounting for Stock-

Based Compensation—Transition and Disclosure" (SFAS 148). See, however, the discussion of SFAS No. 123(R) under "Recent Accounting Pronouncements" below regarding future accounting for stock-based compensation.

 As required by SFAS 148, the following table shows the estimated effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2006	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$354,149	$312,723	$302,989
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(82,956)	(119,237)	(103,075)

Pro forma net income	$271,193	$193,486	$199,914

Net income per share:
Basic—as reported	$1.01	$0.90	$0.89

Basic—pro forma	$0.78	$0.56	$0.59

Diluted—as reported	$1.00	$0.87	$0.85

Diluted—pro forma	$0.76	$0.54	$0.56

 The fair values of stock options and stock purchase plan rights under the Company's stock option plans and employee stock purchase plan were estimated as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was originally developed for use in estimating a fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted. Previously, the Company used only historical volatility in deriving its volatility assumption. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. Calculated under SFAS 123, the per share weighted-average fair values of stock options granted during fiscal 2006, 2005 and 2004 were $7.99, $16.68 and $13.38, respectively. The pro forma stock-based employee compensation expense for fiscal 2005 has been adjusted for changes in the application of volatility assumptions used in estimating the fair value of employee stock options issued during this annual period. The adjustment had no material impact to the pro forma consolidated financial statements. The per share weighted-average fair values of stock purchase rights granted under the Company's stock purchase plan during fiscal 2006, 2005 and 2004 were $7.89, $12.59 and $12.53, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal 2006, 2005 and 2004 were estimated at the date of grant using the following weighted average assumptions:

	Stock Options			Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life of options (years)	4.8 to 5.0	4.7	4.5	0.5 to 2.0	0.5 to 2.0	0.5
Expected stock price volatility	0.29 to 0.36	0.66	0.61	0.27 to 0.46	0.36 to 0.51	0.40 to 0.83
Risk-free interest rate	3.7% to 4.8%	3.6%	2.8%	1.9% to 4.6%	1.0% to 2.7%	1.0% to 1.2%
Dividend yield	1.0% to 1.1%	0.7%	0.0%	1.2% to 1.4%	0.6% to 0.7%	0.0%

  Income Taxes

 All income tax amounts reflect the use of the liability method under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

  Recent Accounting Pronouncements

 In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt the standard effective with its 2007 fiscal year. The Company does not expect the adoption of SFAS 151 to have a significant impact on its financial condition or results of operations.

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using either prospective recognition of compensation expense or retrospective recognition. The Company will implement the standard for the fiscal year beginning April 2, 2006 using the modified-prospective method. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the stock price.

 In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the U.S., provided certain criteria are met. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. During the third quarter of fiscal 2006, the Company's Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million of permanently reinvested earnings from the Company's foreign subsidiaries qualifying for the 85% dividends received deduction under the AJCA. The tax effect of the repatriation dividend was recorded during the third quarter of fiscal 2006 resulting in an approximate increase in federal income tax expense of $22.2 million and state income tax of $2.7 million, net of federal benefit.

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

	2006	2005
	(In thousands)
Balance at beginning of fiscal year	$—	$5,905
Provision	2,199	3,426
Utilized	(1,306)	(5,845)
Adjustments	—	(3,486)

Balance at end of fiscal year	$893	$—

 The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company's products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

  Concentrations of Credit Risk

 On April 26, 2005, two of the Company's distributors, Avnet and Memec, announced that they had reached a definitive agreement for Avnet to acquire Memec. On July 5, 2005, Avnet announced that it had completed its acquisition of Memec. As of April 1, 2006 and April 2, 2005, the combined Avnet/Memec entity accounted for 78% and 88% of the Company's total accounts receivable, respectively. Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70%, 76% and 78% of the Company's worldwide net revenues in fiscal 2006, 2005 and 2004, respectively. The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company's exposure to credit risk.

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

 No end customer accounted for more than 10% of net revenues in fiscal 2006, 2005 or 2004.

 The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 80% of its portfolio in AA or higher grade securities as rated by Standard & Poor's. Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At April 1, 2006, 85% and 15% of its investments in debt securities were domestic and foreign issuers, respectively, and 57% were issued by corporate entities and 43% by government agencies and municipalities.

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

Note 3. Investment in United Microelectronics Corporation

 In September 1995, Xilinx, UMC and other parties entered into a joint venture, known as USIC, to construct a wafer fabrication facility in Taiwan. The Company made a total cumulative cash investment of $107.1 million in USIC. The investment entitled Xilinx to receive up to 31.25% of USIC's wafer capacity.

 In January 2000, USIC merged into UMC and Xilinx's equity position in USIC converted into common shares of UMC, which are publicly traded on the Taiwan Stock Exchange. As a result of this merger, Xilinx received approximately 222.0 million shares of UMC common stock, which represented approximately 2% of the combined UMC Group, and the Company recognized a non-cash gain of $674.7 million ($398.1 million net of taxes) in fiscal 2000. Since the merger, Xilinx has received a total of approximately 215.0 million UMC shares in six separate annual stock dividend distributions increasing the Company's investment holdings to approximately 437.0 million shares. The Company retains wafer capacity rights in UMC equivalent to those it previously had in USIC, so long as it retains a certain percentage of its original UMC shares. If the Company's holdings fall below the specified level, its wafer capacity rights would be prorated in accordance with the number of UMC shares held.

 Restrictions on the sale of these shares, imposed by UMC and the Taiwan Stock Exchange, began to expire in July 2000 and fully expired in January 2004. As of April 1, 2006, the entire UMC investment was unrestricted.

 At April 1, 2006, the fair value of the Company's equity investment in UMC stock totaled $276.5 million on the Company's consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

 The following table summarizes the cost basis and fair values of the investment in UMC:

	April 1, 2006		April 2, 2005
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(In thousands)
Current portion	$32,235	$37,285	$—	$—
Long-term portion	206,807	239,209	239,064	246,110

Total investment	$239,042	$276,494	$239,064	$246,110

 During fiscal 2006, the fair value of the UMC investment increased by $30.4 million. At April 1, 2006, the Company recorded $14.2 million of deferred tax liabilities and a net $23.2 million balance in accumulated other comprehensive income associated with the UMC investment. As of April 1, 2006, the Company classified $37.3 million in fair value ($32.2 million in adjusted cost) of the UMC investment as short-term because the Company intends to sell this portion of the investment within the next 12 months.

Note 4. Financial Instruments

 The following is a summary of available-for-sale securities:

	April 1, 2006				April 2, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$52,104	$—	$—	$52,104	$105,672	$—	$—	$105,672
Bank certificates of deposit	245,001	—	—	245,001	50,001	—	—	50,001
Commercial paper	404,581	—	—	404,581	344,322	—	—	344,322
Corporate bonds	160,123	—	(5,324)	154,799	357,351	2,075	(6,248)	353,178
Auction rate securities	121,307	—	(34)	121,273	129,291	—	(50)	129,241
Municipal bonds	438,912	207	(5,756)	433,363	417,628	446	(4,297)	413,777
U.S. Treasury notes	9,431	—	(149)	9,282	33,851	—	(648)	33,203
Government agency bonds	101,608	—	(2,616)	98,992	126,818	18	(2,195)	124,641
Investment in UMC	239,042	37,452	—	276,494	239,064	7,046	—	246,110
Investment—other	52	86	—	138	9	—	—	9

	$1,772,161	$37,745	$(13,879)	$1,796,027	$1,804,007	$9,585	$(13,438)	$1,800,154

Included in:
Cash and cash equivalents				$701,686				$375,278
Short-term investments				201,551				412,170
Long-term investments				616,296				766,596
Investment in UMC, current				37,285				—
Investment in UMC, long-term				239,209				246,110

				$1,796,027				$1,800,154

 The following table shows the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, at April 1, 2006 and April 2, 2005:

	April 1, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds	$61,189	$(2,326)	$92,820	$(2,998)	$154,009	$(5,324)
Auction rate securities	9,966	(34)	—	—	9,966	(34)
Municipal bonds	317,032	(4,501)	65,707	(1,255)	382,739	(5,756)
U.S. Treasury notes	3,987	(14)	5,295	(135)	9,282	(149)
Government agency bonds	63,161	(1,430)	35,791	(1,186)	98,952	(2,616)

	$455,335	$(8,305)	$199,613	$(5,574)	$654,948	$(13,879)

	April 2, 2005
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds	$67,503	$(426)	$244,709	$(5,822)	$312,212	$(6,248)
Auction rate securities	3,711	—	4,950	(50)	8,661	(50)
Municipal bonds	35,728	(169)	305,268	(4,128)	340,996	(4,297)
U.S. Treasury notes	—	—	33,203	(648)	33,203	(648)
Government agency bonds	30,382	(234)	92,734	(1,961)	123,116	(2,195)

	$137,324	$(829)	$680,864	$(12,609)	$818,188	$(13,438)

 The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at April 1, 2006 and April 2, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

 The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. Treasury notes and government agency bonds) at April 1, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$852,058	$851,133
Due after one year through five years	443,245	433,135
Due after five years through ten years	107,326	105,184
Due after ten years	78,334	77,839

	$1,480,963	$1,467,291

 Certain information related to available-for-sale securities is as follows:

	2006	2005	2004
	(In thousands)
Gross realized gains on sale of available-for-sale securities	$169	$1,301	$7,360
Gross realized losses on sale of available-for-sale securities	(5,150)	(796)	(710)

Net realized gains (losses) on sale of available-for-sale securities	$(4,981)	$505	$6,650

Amortization of (premiums) discounts on available-for-sale securities	$(7,798)	$(4,146)	$(4,427)

Note 5. Balance Sheet Information

 The following tables disclose those current assets, long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

	April 1, 2006	April 2, 2005
	(In thousands)
Prepaid expenses and other current assets:
Advances for wafer purchases	$48,281	$41,697
Income tax refund receivable	28,624	—
Prepaid expenses	14,484	8,621
Interest receivable	10,229	11,732
Other	18,266	4,426

	$119,884	$66,476

Other assets:
Affordable housing credit investments	$45,878	$12,287
Deferred tax assets	32,454	31,742
Advances for wafer purchases	24,042	8,303
Deferred compensation plan	19,071	13,807
Investments in non-marketable equity securities	17,081	17,912
Investments in intellectual property and licenses	16,563	—
Other	8,713	5,947

	$163,802	$89,998

Accrued payroll and related liabilities:
Accrued compensation	$47,932	$37,529
Deferred compensation plan liability	22,485	16,435
Other	8,843	7,652

	$79,260	$61,616

 No individual amounts within other accrued liabilities exceed 5% of total current liabilities at April 1, 2006 or April 2, 2005.

Note 6. Impairment Losses

 The Company recognized impairment losses on investments of $1.4 million and $3.1 million during fiscal 2006 and 2005, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted from certain investees diluting Xilinx's investment through the receipt of an additional round of investment at a lower valuation or from the liquidation of certain investees.

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

Note 7. Commitments

 Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through February 2026. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company's new building investment in Singapore. The land lease expires in November 2035 and is classified as an operating lease. Some of the operating leases require payment of operating costs, including property taxes, repairs, maintenance and insurance. Approximate future minimum lease payments under operating leases are as follows:

Fiscal Year	(In thousands)
2007	$6,949
2008	5,714
2009	4,952
2010	3,923
2011	2,774
Thereafter	8,428

$32,740

 Most of the Company's leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was $6.5 million for fiscal 2006, $5.0 million for fiscal 2005 and $3.3 million for fiscal 2004.

 In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, the Company's Asia Pacific regional headquarters. As of April 1, 2006, approximately $39.0 million of the Company's investment commitment remains outstanding. The project is expected to be completed in June 2007.

 Other commitments at April 1, 2006 totaled $76.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of April 1, 2006, the Company has $15.6 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2007.

 In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property. License payments will be amortized over the useful life of the intellectual property acquired.

Note 8. Net Income Per Common Share

 The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 6.0 million, 10.4 million and 13.1 million common equivalent shares attributable to outstanding stock options for fiscal 2006, 2005 and 2004, respectively, that are not included in basic net income per common share.

 Outstanding out-of-the-money stock options to purchase approximately 31.1 million, 28.9 million and 21.1 million shares, for fiscal 2006, 2005 and 2004, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company's average share price increases and is greater than the exercise price of these options.

Note 9. Comprehensive Income

 Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the Company results from unrealized gains (losses) on its available-for-sale securities, net of taxes, foreign currency translation adjustments and hedging transactions.

 The components of comprehensive income are as follows

	2006	2005	2004
	(In thousands)
Net income	$354,149	$312,723	$302,989
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	15,287	(55,828)	70,974
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in earnings	1,892	71	(2,615)
Net change in unrealized gain on hedging transactions, net of tax	118	—	—
Net change in cumulative translation adjustment	(1,692)	897	1,560

Comprehensive income	$369,754	$257,863	$372,908

 The components of accumulated other comprehensive income at fiscal year-ends are as follows:

	April 1, 2006	April 2, 2005
	(In thousands)
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$14,797	$(2,382)
Accumulated unrealized gain on hedging transactions, net of tax	118	—
Accumulated cumulative translation adjustment	894	2,586

Accumulated other comprehensive income	$15,809	$204

 The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at April 1, 2006, primarily reflects the increase in value of the UMC investment since April 2, 2005 (see Note 3). In addition, the unrealized loss on the Company's short-term and long-term investments decreased by $2.7 million during fiscal 2006.

Note 10. Stockholders' Equity

  Preferred Stock

 The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of April 1, 2006 and April 2, 2005, no preferred shares were issued or outstanding.

  Common Stock Repurchase Program

 The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market. During the first and second quarters of fiscal 2006, the Company completed its $250.0 million repurchase program announced in April 2004 by repurchasing 4.6 million shares for $123.7 million. On April 20, 2005, the Board authorized the repurchase of up to an additional $350.0 million of common stock and on February 9, 2006, the Board authorized the repurchase of up to an additional $600.0 million of common stock. These share repurchase programs have no stated expiration date. Through April 1, 2006, the Company had repurchased all of the common stock approved for repurchase under the $250.0 million program and $276.1 million of the $350.0 million of common stock approved for repurchase under the April 2005 authorization. Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at April 1, 2006. The Company held no shares of treasury stock in conjunction with the stock repurchase program as of April 2, 2005 since all treasury shares had been reissued under the employee stock option plans.

 During all four quarters of fiscal 2006, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $350.0 million for fiscal 2006. The financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during the contract period, less a specified discount. As of April 1, 2006, no up-front payment balances remained under these agreements. In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), Xilinx entered into other agreements with the same independent financial institutions in the first and second quarters of fiscal 2006 to repurchase additional shares on its behalf after the conclusion of the purchase periods of the aforementioned agreements. No such additional share repurchase arrangements existed in the third or fourth quarters of fiscal 2006.

 During fiscal 2006, 2005 and 2004, the Company repurchased a total of 15.0 million, 4.4 million and 1.9 million shares of common stock for $400.0 million, $134.6 million and $62.8 million, respectively, as adjusted for accrued and unsettled transactions and including the amounts purchased by the independent financial institutions and remitted to the Company.

  Employee Stock Option Plans

 Under the Company's stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 88.3 million shares as of April 1, 2006, including 28.5 million shares available for future grants. Options to purchase shares of the Company's common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

 A summary of the Company's Option Plans activity and related information are as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)
March 29, 2003	23,633	57,911	$25.14
Additional shares reserved	13,448	—	—
Granted	(9,714)	9,714	$26.43
Exercised	—	(8,162)	$10.07
Forfeited	1,340	(1,340)	$39.36

April 3, 2004	28,707	58,123	$27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	$37.12
Exercised	—	(5,993)	$8.75
Forfeited	1,297	(1,297)	$40.78

April 2, 2005	33,754	60,643	$30.18
Granted	(8,489)	8,489	$25.91
Exercised	—	(6,090)	$11.71
Forfeited	3,212	(3,212)	$38.64

April 1, 2006	28,477	59,830	$30.99

 The above table includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company's five-year evergreen program.

 The following information relates to options outstanding and exercisable under the Option Plans at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(Shares in thousands)
$0.57-$14.22	9,177	1.55	$10.50	9,173	$10.50
$14.50-$23.49	12,708	5.22	$22.02	10,778	$21.85
$23.53-$27.50	9,145	8.71	$25.85	2,458	$25.80
$27.51-$35.56	8,643	6.43	$32.24	6,224	$32.85
$35.57-$40.11	10,598	6.87	$38.91	7,165	$38.45
$40.24-$77.63	8,771	4.97	$54.84	8,595	$55.09
$79.69-$96.63	788	4.30	$88.63	787	$88.62

$0.57-$96.63	59,830	5.61	$30.99	45,180	$31.39

 At April 2, 2005, 45.4 million options were exercisable at an average price of $29.25. At April 3, 2004, 44.0 million options were exercisable at an average price of $25.84.

  Employee Qualified Stock Purchase Plan

 Under the Company's 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan), qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of six-month exercise periods. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21,250 in a calendar year. More than 80% of all eligible employees participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.4 million shares for $33.0 million in fiscal 2006, 1.6 million shares for $32.1 million in fiscal 2005 and 1.7 million shares for $27.0 million in fiscal 2004. On August 4, 2005, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 7.0 million shares. At April 1, 2006, 8.0 million shares were available for future issuance.

Note 11. Income Taxes

 The provision for income taxes consists of the following:

		2006	2005	2004
		(In thousands)
Federal:	Current	$42,382	$(3,025)	$(41,633)
	Deferred	29,804	57,414	49,129

		72,186	54,389	7,496

State:	Current	4,130	(608)	2,248
	Deferred	(2,148)	1,478	146

		1,982	870	2,394

Foreign:	Current	29,909	31,902	36,966
	Deferred	(1,624)	660	699

		28,285	32,562	37,665

Total		$102,453	$87,821	$47,555

 The domestic and foreign components of income before income taxes were as follows:

	2006	2005	2004
Domestic	$59,966	$59,042	$(9,319)
Foreign	396,636	341,502	359,863

Income before income taxes	$456,602	$400,544	$350,544

 The tax benefits associated with stock option exercises and the employee stock purchase plan were $40.6 million, $51.9 million and $109.2 million, for fiscal 2006, 2005 and 2004, respectively. Such benefits are credited to additional paid-in capital when realized. The Company has federal tax loss carryforwards of approximately $7.5 million, federal foreign tax credit carryforwards of approximately $14.5 million, federal and state R&D tax credit carryforwards of approximately $90.0 million, federal affordable housing tax credit carryforwards of approximately $34.3 million and other federal and state credit carryforwards of approximately $1.0 million. If unused, $104.7 million of the tax credit carryforwards will expire in 2007 through 2026. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, are approximately $332.2 million as of April 1, 2006. The residual U.S. tax liability, if such amounts were remitted, would be approximately $97.6 million.

 The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:

	2006	2005	2004
	(In thousands)
Income before provision for taxes	$456,602	$400,544	$350,544
Federal statutory tax rate	35%	35%	35%

Computed expected tax	159,811	140,190	122,690
State taxes, net of federal benefit	(1,233)	565	1,556
Tax exempt interest	(4,196)	(4,370)	(4,005)
Foreign earnings at lower tax rates	(51,430)	(41,508)	(32,327)
Effect of IRS settlements	(9,434)	(4,669)	(34,418)
Tax credits	(7,674)	(9,304)	(5,619)
AJCA dividend	24,886	—	—
Correction of deferred accounting for investment in UMC	(9,816)	—	—
Release of valuation allowance	(8,936)	—	—
Deferred compensation	3,752	3,924	688
Write-off of in-process R&D	1,575	2,519	—
Other	5,148	474	(1,010)

Provision for income taxes	$102,453	$87,821	$47,555

 During fiscal 2006, the Company's Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million of earnings from the Company's foreign subsidiaries. This plan qualifies for the 85% dividends received deduction provided for under the AJCA of 2004. The AJCA repatriation dividend was paid in March 2006, out of income considered permanently reinvested outside the United States. Accordingly, tax was recorded on the dividend under the beneficial provisions of the AJCA and is reflected in the analysis of the effective tax rate presented above.

 The Company has operations in Ireland and Singapore. In Ireland, the Company operates under a special tax ruling granted for manufacturing status. Under the ruling, the majority of the income earned in Ireland is subject to tax at 10%. The ruling granting manufacturing status is effective through fiscal 2010. The tax benefit from this special status for fiscal 2006 is approximately $3.2 million on income considered permanently reinvested outside the United States. The Company has been granted "Pioneer Status" in Singapore that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 20% to zero. The benefit of Pioneer Status in Singapore for fiscal 2006 is approximately $9.6 million ($0.03 per share) on income considered permanently reinvested outside the United States. The tax effect of these low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

 During the fourth quarter of fiscal 2006, the provision for income taxes was reduced by a net tax benefit of $8.9 million ($0.03 per share) for the correction of certain individually immaterial adjustments primarily related to prior periods. The reduction in the provision for income taxes was primarily due to a $9.8 million error adjustment in prior periods associated with an overstatement of the carrying value of deferred tax liabilities. The taxable temporary difference was related to differences in the book and tax basis of the investment in UMC. This reduction was partially offset by a $3.9 million adjustment related to the overstatement of foreign tax credits in prior periods. This amount has been included in "Foreign earnings at lower tax rates" in the table above. Additionally, offsetting adjustments of $5.6 million and $5.7 million were recorded, resulting in a net increase of $100 thousand to the provision for income taxes. These adjustments were related to stock option recharges to the Company's Irish subsidiary for fiscal 1997 to 2005 inclusive, and stock option compensation of an acquired company for fiscal 2001 to 2005, inclusive. The net impact of these two adjustments have been included in "Other" in the table above. The remaining balance of $3.1 million was primarily related to state tax benefit on the aforementioned items, which has been included in "State taxes, net of federal benefit" in the table above.

 The Company has reviewed these items and determined that they are not material, individually or in the aggregate, to the period in which they were recorded or to previously reported financial statements.

Accordingly, the Company has concluded that correcting such amounts in the fourth quarter of fiscal 2006, as opposed to restating prior periods, is appropriate.

 The major components of deferred tax assets and liabilities consist of the following at April 1, 2006 and April 2, 2005:

	2006	2005
	(In thousands)
Deferred tax assets:
Inventory valuation differences	$10,686	$10,400
Deferred income on shipments to distributors	35,713	28,310
Nondeductible accrued expenses	33,523	29,467
Tax loss carryforwards	7,454	7,402
Tax credit carryforwards	139,858	127,125
Unrealized losses on available-for-sale securities	—	1,471
Intangible and fixed assets	5,906	13,778
Strategic and equity investments	10,448	7,614
Deferred compensation plan	9,008	6,725
Other	2,083	10,265

Total deferred tax assets	254,679	242,557

Deferred tax liabilities:
Unremitted foreign earnings	(129,107)	(66,396)
Capital gain from merger of USIC with UMC	(48,001)	(57,818)
Unrealized gains on available-for-sale securities	(9,069)	—
State income taxes	(14,791)	(17,331)
Other	(2,392)	(2,196)

Total deferred tax liabilities	(203,360)	(143,741)

Valuation allowance	(90)	(9,026)

Total net deferred tax assets	$51,229	$89,790

 Deferred taxes of $32.5 million and $31.7 million at April 1, 2006 and April 2, 2005, respectively, are included in other assets on the consolidated balance sheet (see Note 5).

 As of April 1, 2006 and April 2, 2005, the Company had a valuation allowance for the deferred tax assets relating to certain California tax credit carryforwards. The valuation allowance has been reduced by $8.9 million as management has determined that it is more likely than not that these credits will be utilized. Approximately $3.5 million was utilized to offset California tax expense on the AJCA repatriation dividend.

 The Company was under examination by the IRS for its fiscal 1996 through 2001 tax years. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement. The U.S. Tax Court determined that the Company has no tax, interest or penalties due for this issue. The decision documents are expected to be filed, jointly by the Company and the IRS, with the Tax Court. After the Tax Court enters the decision, the IRS will have 90 days within which to appeal the decision to the Ninth Circuit Court of Appeals.

Note 12. Segment Information

 Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

 Enterprise wide information is provided in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Geographic revenue information for fiscal 2006, 2005 and 2004 reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

 Net revenues by geographic region were as follows:

	2006	2005	2004
	(In thousands)
United States	$676,778	$609,604	$525,312
Foreign:
Other North America	38,074	45,505	67,189
Europe	352,841	326,100	270,324
Japan	251,836	224,157	203,652
China	162,400	161,300	111,200
Other Asia Pacific/Rest of World	244,321	206,567	220,169

Total Foreign	1,049,472	963,629	872,534

Worldwide total	$1,726,250	$1,573,233	$1,397,846

 Net long-lived assets by country at fiscal year-ends were as follows:

	April 1, 2006	April 2, 2005	April 3, 2004
	(In thousands)
United States	$384,751	$371,380	$361,058
Foreign:
Ireland	74,919	78,908	80,365
Other	23,671	13,643	5,318

Total Foreign	98,590	92,551	85,683

Worldwide total	$483,341	$463,931	$446,741

Note 13. Litigation Settlements and Contingencies

 The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000 (see Note 11). Other than these petitions, Xilinx knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

 During the first quarter of fiscal 2004, Xilinx recorded a $6.4 million expense related to a litigation settlement with Aldec, Inc. and a contingent liability with Rep'tronic. In the second quarter of fiscal 2006, the Company accrued an additional $3.2 million that represented anticipated payments for liability for legal contingencies.

 The Company allowed sales representative agreements with three related European entities, Rep'tronic S.A., Rep'tronic España, and Acsis S.r.l., a Rep'tronic Company (collectively Rep'tronic) to expire pursuant to their terms on March 31, 2003. Rep'tronic pursued claims allegedly arising from the expiration of these contracts against Xilinx Ireland and Xilinx SARL in the High Court of Ireland, the Labor Court of Versailles (France) and the Commercial Court of Versailles (France). The proceeding in the French Commercial Court was decided in favor of the Company in June 2005. In November 2005, the Company settled all outstanding litigation with Rep'tronic. The settlement payment was provided for through prior accruals through the second quarter of fiscal 2006 under SFAS No. 5, "Accounting for Contingencies."

 On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John against Xilinx, Inc. in the U.S. District Court for the Eastern District of Texas, Marshall Division. John seeks an injunction, unspecified damages and attorneys' fees. The Company filed its answer on January 2, 2006, denying John's allegations and alleging that the John patent is invalid and unenforceable because of inequitable conduct and failure to disclose information that was material to the prosecution of the John patent. John filed her reply on January 20, 2006. On May 8, 2006, the Court issued a Notice of Scheduling Conference, Proposed Deadlines for Docket Control Order and Discovery Order. The Order sets the scheduling conference on June 6, 2006, the claim construction hearing on March 22, 2007, the pretrial conference on August 30, 2007 and jury selection to commence on September 4, 2007. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

 Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 14. Business Combinations

  AccelChip, Inc.

 In January 2006, Xilinx completed the acquisition of AccelChip, Inc. (AccelChip), a privately-held company that provides MATLAB(R) synthesis software tools for designing digital signal processing systems. The AccelChip acquisition aligns with Xilinx's strategy for its existing DSP products and product development roadmaps, since both AccelChip and Xilinx have significant customer overlap and synergy across the digital communications, multimedia, video and imaging, and defense systems market segments. The acquisition was accounted for under the purchase method of accounting. The total purchase price for AccelChip was $19.6 million in cash, including $436 thousand of acquisition related costs. In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of $4.5 million. In addition, Xilinx recorded approximately $8.9 million of goodwill and $9.7 million of other intangible assets, which resulted in amortization expense of approximately $500 thousand in fiscal 2006. The financial results for AccelChip are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of AccelChip prior to the acquisition. Xilinx had an equity investment in AccelChip of $2.6 million prior to the acquisition. The investment, which was included in the total purchase price of $19.6 million, was previously accounted for under the cost method of accounting.

 Following is the purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed. Management considered a number of factors, including an independent appraisal and expected uses of assets and dispositions of liabilities, in determining the final purchase price allocation.

	Amount	Amortization Life
	(In thousands)
Current assets	$126
Long-term tangible assets	46
Goodwill	8,874
Other intangible assets:
Developed technology	6,100	5 years
Customer base	1,800	3 years
Tradename	1,800	3 years
Acquired in-process research and development	4,500
Liabilities assumed	261
Deferred tax liabilities	(3,880)

Total purchase price	$19,627

  Hier Design Inc.

 In June 2004, Xilinx completed the acquisition of Hier Design Inc. (HDI), a privately held electronic design automation company with expertise in hierarchical floorplanning and analysis software for high-performance field programmable gate array design. The acquisition was accounted for under the purchase method of accounting. The total purchase price for HDI was $20.7 million in cash plus $275 thousand of acquisition related costs. In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of approximately $7.2 million. In addition, Xilinx recorded approximately $7.8 million of goodwill and $9.9 million of other intangible assets. The financial results for HDI are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of HDI prior to the acquisition.

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

  Triscend Corporation

 In March 2004, Xilinx completed the acquisition of Triscend Corporation (Triscend), a privately held fabless semiconductor company with expertise in configurable embedded microcontroller technology. The acquisition was accounted for under the purchase method of accounting. The total purchase price for Triscend was $30.0 million in cash plus $1.2 million of acquisition related costs. Xilinx recorded a charge to operations upon consummation of the transaction for acquired in-process research and development of approximately $7.0 million. In addition, Xilinx recorded approximately $10.9 million of goodwill and $7.9 million of other intangible assets. The financial results for Triscend are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of Triscend prior to the acquisition.

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

Note 15. Goodwill and Acquisition-Related Intangibles

 As of April 1, 2006 and April 2, 2005, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	2006	2005	Amortization Life
	(In thousands)
Goodwill—gross	$176,608	$170,939
Less accumulated amortization through fiscal 2002	51,524	51,524

Goodwill—net	$125,084	$119,415

Noncompete agreements—gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,116	23,835

Noncompete agreements—net	188	469

Patents—gross	22,752	22,752	5 to 7 years
Less accumulated amortization	15,288	11,804

Patents—net	7,464	10,948

Miscellaneous intangibles—gross	58,958	49,259	2 to 5 years
Less accumulated amortization	43,959	40,672

Miscellaneous intangibles—net	14,999	8,587

Total acquisition-related intangibles—gross	106,014	96,315
Less accumulated amortization	83,363	76,311

Total acquisition-related intangibles—net	$22,651	$20,004

 The goodwill balance at April 1, 2006, compared to the balance at April 2, 2005, reflects the addition of goodwill from the AccelChip acquisition of $8.9 million and reductions for a tax reclassification adjustment related to RocketChips' goodwill of $2.6 million and goodwill true-up adjustments of $617 thousand related to previous acquisitions.

 Amortization expense for all intangible assets for fiscal 2006, 2005 and 2004 was $7.0 million, $6.7 million and $9.8 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at April 1, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: 2007—$8.0 million; 2008—$6.8 million; 2009—$5.4 million; 2010—$1.5 million; 2011—$1.0 million.

Note 16. Employee Benefit Plans

 Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $5.4 million, $5.1 million and $4.9 million in fiscal 2006, 2005 and 2004, respectively. For employees in the U.S., the Company provides discretionary 401(k) contributions when performance targets are met. As permitted under Section 401(k) of the Internal Revenue Code, Xilinx's 401(k) Plan (the 401(k) Plan) allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2003, participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

 The Company allows its U.S.-based officers, director-level employees, and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. At April 1, 2006, there were approximately 68 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. At April 1, 2006, Plan assets were $19.1 million and obligations were $22.5 million. At April 2, 2005, Plan assets were $13.8 million and obligations were $16.4 million.

Note 17. Subsequent Event

 On April 25, 2006, the Board of Directors approved an increase to the Company's quarterly common stock dividend from $0.07 per share to $0.09 per share, which is payable on May 31, 2006 to stockholders of record at the close of business on May 10, 2006.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

 We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 1, 2006 and April 2, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 1, 2006 and April 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xilinx, Inc.'s internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2006 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

San Jose, California
May 24, 2006

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

 We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Xilinx, Inc. maintained effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

 In our opinion, management's assessment that Xilinx, Inc. maintained effective internal control over financial reporting as of April 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 1, 2006 and April 2, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 2006 of Xilinx, Inc. and our report dated May 24, 2006 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

San Jose, California
May 24, 2006

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning of Year	Charged (Credited) to Income		Deductions(c)	Balance at End of Year
	(In thousands)
For the year ended April 3, 2004:
Allowance for doubtful accounts	$3,613	$226	(a)	$26	$3,813
Allowance for customer returns	$5	$176		$5	$176
For the year ended April 2, 2005:
Allowance for doubtful accounts	$3,813	$—		$10	$3,803
Allowance for customer returns	$176	$(103)		$7	$66
For the year ended April 1, 2006:
Allowance for doubtful accounts	$3,803	$582	(b)	$783	$3,602
Allowance for customer returns	$66	$90		$61	$95

(a)
In fiscal 2004, the entire $226 relates to the allowance recorded in the acquisition of Triscend which was not charged to operations.

(b)
In fiscal 2006, the amount includes $382 of allowance recorded in the acquisition of AccelChip which was not charged to operations.

(c)
Represents amounts written off against the allowances or customer returns.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year ended April 1, 2006(1)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$405,379	$398,929		$449,605		$472,337
Gross margin	246,897	244,961		283,129		294,144
Income before income taxes	99,793	98,254	(2)	130,780		127,775	(3)
Net income	76,841	85,598	(4)	80,969	(5)	110,741	(6)
Net income per common share: (7)
Basic	$0.22	$0.25		$0.23		$0.32
Diluted	$0.21	$0.24		$0.23		$0.32
Shares used in per share calculations:
Basic	350,705	349,254		348,203		344,683
Diluted	358,038	356,360		353,237		350,241
Cash dividends declared per common share	$0.07	$0.07		$0.07		$0.07

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 was a 52-week year and each quarter was a 13-week quarter.

(2)
Income before income taxes includes a loss related to litigation settlements and contingencies of $3,165.

(3)
Income before income taxes includes a write-off of acquired in-process research and development of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

(4)
Net income includes a tax benefit resulting from the favorable ruling by the U.S. Tax Court for Xilinx of $9.4 million.

(5)
Net income includes a net increase in federal and state tax expense (net of federal benefit) of $25.3 million (prior to true-up in the fourth quarter) for the tax effect of the $500.0 million repatriation dividend, offset by a release of valuation allowance of $5.9 million relating to California R&D credits.

(6)
Net income includes a tax benefit of $8.9 million for the correction of certain individually immaterial adjustments primarily related to prior periods (see Note 11 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data").

(7)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

Year ended April 2, 2005(1)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Net revenues	$423,583		$403,277	$355,396		$390,977
Gross margin	279,420		258,253	220,300		238,976
Income before income taxes	124,148	(2)	108,598	75,041	(3)	92,757
Net income	95,252		86,209	64,057		67,205
Net income per common share: (4)
Basic	$0.27		$0.25	$0.18 1		$0.19
Diluted	$0.26		$0.24	$0.18		$0.19
Shares used in per share calculations:
Basic	347,173		347,859	348,441		349,795
Diluted	359,419		357,832	358,211		358,460
Cash dividends declared per common share	$0.05		$0.05	$0.05		$0.05

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2005 was a 52-week year and each quarter was a 13-week quarter.

(2)
Income before income taxes includes a write-off of acquired in-process research and development of $7,198 related to the acquisition of HDI.

(3)
Income before income taxes includes impairment loss on investments of $3,099.

(4)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Report on Financial Statements

 The management of Xilinx is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on judgments and estimates by management.

Evaluation of Disclosure Controls and Procedures

 An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.'s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

 There was no significant change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The design, monitoring and revision of the system of internal control over financial reporting involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.

 Because of its inherent limitations, no matter how well designed, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements or all fraud. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

 Management has used the framework in the Report "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of the system of internal control over financial reporting. Based on this evaluation, management has concluded that the Company's system of internal control over financial reporting was effective as of April 1, 2006.

 Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

 Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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

 Our codes of conduct and ethics and significant corporate governance principles are available on the investor relations page of our website at www.investor.xilinx.com. Printed copies of these documents are also available to stockholders upon written request directed to Corporate Secretary, Thomas R. Lavelle, Xilinx, Inc., 2100 Logic Drive, San Jose CA 95124.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below. The table below sets forth certain information as of April 1, 2006 about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (shares in thousands):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	4,925	$11.00	0
1997 Stock Plan	54,704	$32.84	26,289	(2)
1990 Employee Qualified Stock Purchase Plan	N/A	N/A	7,981

Total—Approved Plans	59,629	$31.04	34,270

Equity Compensation Plans NOT Approved by Security Holders (1)
Supplemental Stock Option Plan (3)	12	$34.67	2,188

Total—All Plans	59,641	$31.04	36,458

(1)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips' employees pursuant to four different stock option plans. A total of approximately 807 thousand options were assumed by the Company. Of this amount, a total of 189 thousand options, with an average weighted exercise price of $17.25, remained outstanding as of April 1, 2006. These options are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips' stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips' stock option plans and the Company has no intention to do so in the future.

(2)
This number includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company's five-year evergreen program.

(3)
Our Supplemental Stock Option Plan (the Supplemental Plan) is intended to help us attract and retain outstanding individuals in order to promote the success of the Company's business. The Supplemental Plan permits stock options to be granted to employees and consultants of the Company, except that our officers and members of our Board of Directors may not be granted options under the Supplemental Plan. The number of shares that may be issued pursuant to options granted under the Supplemental Plan is 2.2 million, subject to adjustment for stock splits, stock dividends and certain other changes to the outstanding capital stock of the Company. Only non-qualified stock options may be granted under the Supplemental Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment). The Supplemental Plan is administered by the Compensation Committee, which has broad discretion to set the terms of options (including the number of shares, exercise price, vesting conditions and terms of options), to determine to whom they will be granted, to interpret the Supplemental Plan and the option agreements and to take such other actions and make such other determinations as it determines necessary or advisable in the administration of the Supplemental Plan. Subject to the foregoing, options granted under the Supplemental Plan generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company's assets, each option outstanding under the Supplemental Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale. Our Board of Directors is authorized at any time to amend, alter, suspend or terminate the Supplemental Plan, but no such change may impair the rights of any option recipient under the Supplemental Plan without the written consent of the participant and the Company.

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
(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Exhibits
Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company, as amended to date.
3.2	Bylaws of the Company, as amended and restated as of May 3, 2006.
10.5(2)*	1988 Stock Option Plan, as amended.
10.6(4)*	1990 Employee Qualified Stock Purchase Plan, as amended.
10.7(4)*	1997 Stock Option Plan.
10.8(2)*	Form of Indemnification Agreement between the Company and its officers and directors.
10.9(5)*	Letter Agreement dated as of January 22, 1996 of the Company to Willem P. Roelandts.
10.12.1(6)(7)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC).
10.12.2(6)(7)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC.
10.12.3(6)(7)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company.
10.13.1(5)(6)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company.
10.13.2(3)(6)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997.
10.14(5)	Indenture dated November 1, 1995 between the Company and State Street Bank and Trust Company.
10.15(6)(8)	Letter Agreement dated January 13, 2000 between the Company and UMC.
10.16(9)*	Supplemental Stock Option Plan.
10.17(10)*	Xilinx, Inc., Executive Compensation under "Pay for Xilinx Performance" Incentive Program.
10.18(11)	Xilinx, Inc. Master Distribution Agreement with Avnet, Inc.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1991.
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997.
(4)	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-62897) effective September 4, 1998.
(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.
(6)	Confidential treatment requested as to certain portions of these documents.
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(9)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002.
(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005.
(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 31st day of May 2006.

XILINX, INC.
By:	/s/ WILLEM P. ROELANDTS Willem P. Roelandts, President, Chief Executive Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Willem P. Roelandts and Jon A. Olson, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLEM P. ROELANDTS (Willem P. Roelandts)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 31, 2006
/s/ JON A. OLSON (Jon A. Olson)	Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	May 31, 2006
/s/ JOHN L. DOYLE (John L. Doyle)	Director	May 31, 2006
/s/ JERALD G. FISHMAN (Jerald G. Fishman)	Director	May 31, 2006
/s/ PHILIP T. GIANOS (Philip T. Gianos)	Director	May 31, 2006
/s/ WILLIAM G. HOWARD, JR. (William G. Howard, Jr.)	Director	May 31, 2006
/s/ HAROLD E. HUGHES, JR. (Harold E. Hughes, Jr.)	Director	May 31, 2006
/s/ J. MICHAEL PATTERSON (J. Michael Patterson)	Director	May 31, 2006
/s/ ELIZABETH W. VANDERSLICE (Elizabeth W. Vanderslice)	Director	May 31, 2006

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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