Form 10-Q
period 2006-07-01
XILINX INC
filed 2006-08-15
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006 or

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at July 25, 2006

Common Stock, $.01 par value	339,873,334

PART I.                       FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 1,	July 2,
(In thousands, except per share amounts)	2006	2005

Net revenues	$481,362	$405,379
Cost of revenues	192,059	158,482
Gross margin	289,303	246,897

Operating expenses:
Research and development	97,582	78,704
Selling, general and administrative	94,418	75,987
Amortization of acquisition-related intangibles	2,031	1,756
Stock-based compensation related to prior years	2,209	—
Total operating expenses	196,240	156,447

Operating income	93,063	90,450
Impairment loss on investments	(437)	—
Interest income and other, net	14,841	9,343

Income before income taxes	107,467	99,793

Provision for income taxes	24,976	22,952

Net income	$82,491	$76,841

Net income per common share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.21

Cash dividends declared per common share	$0.09	$0.07

Shares used in per share calculations:
Basic	341,853	350,705
Diluted	348,988	358,038

See notes to condensed consolidated financial statements.

XILINX, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
(In thousands, except par value amounts)	2006	2006
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$829,238	$783,366
Short-term investments	204,140	201,551
Investment in United Microelectronics Corporation, current portion	35,643	37,285
Accounts receivable, net	152,214	194,205
Inventories	194,640	201,029
Deferred tax assets	111,225	110,928
Prepaid expenses and other current assets	143,733	119,884
Total current assets	1,670,833	1,648,248

Property, plant and equipment, at cost	679,851	666,360
Accumulated depreciation and amortization	(321,320)	(308,103)
Net property, plant and equipment	358,531	358,257
Long-term investments	585,853	616,296
Investment in United Microelectronics Corporation, net of current portion	228,674	239,209
Goodwill	125,084	125,084
Acquisition-related intangibles, net	20,610	22,651
Other assets	140,108	163,802
Total Assets	$3,129,693	$3,173,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,533	$71,004
Accrued payroll and related liabilities	89,169	79,260
Income taxes payable	18,144	30,048
Deferred income on shipments to distributors	103,141	126,558
Other accrued liabilities	25,526	38,154
Total current liabilities	308,513	345,024

Deferred tax liabilities	97,238	92,153

Other long-term liabilities	8,806	7,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,397	3,426
Additional paid-in capital	1,364,943	1,375,120
Retained earnings	1,338,916	1,334,530
Accumulated other comprehensive income	7,880	15,809
Total stockholders’ equity	2,715,136	2,728,885
Total Liabilities and Stockholders’ Equity	$3,129,693	$3,173,547

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$82,491	$76,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,684	13,394
Stock-based compensation	26,808	—
Stock-based compensation related to prior years	2,209	—
Amortization	4,486	3,780
Net loss on sale of available-for-sale securities	813	454
Impairment loss on investments	437	—
Tax benefit from exercise of stock options	9,006	7,100
Excess tax benefit from stock-based compensation	(8,883)	—
Changes in assets and liabilities:
Accounts receivable, net	41,992	18,858
Inventories	9,562	3,726
Deferred income taxes	1,241	(3,477)
Prepaid expenses and other current assets	(3,817)	(3,576)
Other assets	(1,218)	(12,503)
Accounts payable	1,529	13,261
Accrued liabilities	186	10,546
Income taxes payable	(2,845)	16,828
Deferred income on shipments to distributors	(23,416)	8,288
Net cash provided by operating activities	153,265	153,520

Cash flows from investing activities:
Purchases of available-for-sale securities	(189,489)	(385,893)
Proceeds from sale and maturity of available-for-sale securities	214,303	382,606
Purchases of property, plant and equipment	(12,958)	(15,006)
Other investing activities	(981)	(11,376)
Net cash provided by (used in) investing activities	10,875	(29,669)

Cash flows from financing activities:
Repurchases of common stock	(125,000)	(64,697)
Proceeds from issuance of common stock through various stock plans	28,679	13,160
Payment of dividends to stockholders	(30,830)	(24,555)
Excess tax benefit from stock-based compensation	8,883	—
Net cash used in financing activities	(118,268)	(76,092)

Net increase in cash and cash equivalents	45,872	47,759

Cash and cash equivalents at beginning of period	783,366	449,388

Cash and cash equivalents at end of period	$829,238	$497,147

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$17,735	$1,760

See notes to condensed consolidated financial statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed on Form 10-K for the fiscal year ended April 1, 2006.  The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented.  The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2007 is a 52-week year ending on March 31, 2007.  Fiscal 2006, which ended on April 1, 2006, was a 52-week fiscal year.  The quarters ended July 1, 2006 and July 2, 2005 each included 13 weeks.

2.               Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109).  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of fiscal 2008.  Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s financial condition or results of operations.

3.     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” (SFAS 123(R)).  SFAS 123(R) requires the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  SFAS 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company implemented the standard using the modified-prospective method and consequently has not retroactively adjusted results for prior periods.  The Company previously accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In addition, the Company provided the required pro forma disclosures related to its stock plans prescribed by SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

Under the modified-prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to

April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award for stock-based awards granted after April 1, 2006.  For stock-based awards granted prior to April 2, 2006, the Company continues to use the accelerated amortization method consistent with the amounts disclosed in the pro forma disclosure as prescribed by SFAS 123.  Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3).

Options currently granted by the Company generally expire ten years from the grant date.  Options granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

Stock-based compensation recognized in the first quarter of fiscal 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s stock option plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan).

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS 123(R) to options granted under the Company’s stock option plans and rights to acquire stock granted under the Stock Purchase Plan:

	Three Months Ended
	July 1,	July 2,
(In thousands, except per share amounts)	2006	2005

Stock-based compensation included in:
Cost of revenues	$3,642	$—
Research and development	12,364	—
Selling, general and administrative	10,802	—
Stock-based compensation related to prior years	2,209	—
Stock-based compensation effect in income before taxes	29,017	—
Provision for income taxes	(5,986)	—
Net stock-based compensation effect in net income	$23,031	$—

Stock-based compensation effect on basic net income per common share	$0.06	$—

Stock-based compensation effect on diluted net income per common share	$0.06	$—

Stock-based compensation effect on cash flow from operations	$(8,883)	$—

Stock-based compensation effect on cash flow from financing activities	$8,883	$—

On July 25, 2006, the Company issued its earnings release which included a $1.5 million charge related to minor differences between approval documentation and certain recorded stock option grants.  The Company also announced in the earnings release that the investigation conducted by outside counsel under the direction of a Special Committee of the Board of Directors into its stock option practices was not yet completed.  The investigation has subsequently been completed, and as a result of additional facts and analysis, the Company has determined to take a one-time compensation charge of $2.2 million, an increase of approximately $700 thousand from the charge announced on July 25, 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. This one-time charge did not have any material effect on the Company’s historical financial statements, and therefore there is no restatement necessary to the Company’s financial statements in prior years.  See Note 14 for additional information about the conclusion of the investigation, which arose in response to the stockholder derivative complaints and a notification by the U.S. Securities and Exchange Commission (SEC) of

an informal inquiry into the Company’s historical stock option-granting practices.

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million has been recorded as a credit to additional paid-in-capital.  The total stock-based compensation released from the inventory capitalization during the first quarter of fiscal 2007 was $1.3 million, which resulted in an ending inventory balance of $3.2 million related to stock-based compensation at July 1, 2006.  During the first quarter of fiscal 2007, the tax benefit realized for the tax deduction from option exercises and other awards totaled $9.0 million.  As of July 1, 2006, total unrecognized stock-based compensation costs related to stock options and Stock Purchase Plan was $90.8 million and $8.9 million, respectively.  The total unrecognized stock-based compensation cost for stock options and Stock Purchase Plan is expected to be recognized over a weighted-average period of 1.9 years and 0.8 years, respectively.

Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only alternative allowed under SFAS 123, as amended by SFAS 148.  Stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three months ended July 2, 2005 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, the Stock Purchase Plan was deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption.

Pro forma information required under SFAS 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, was as follows:

Three Months Ended
(In thousands, except per share amounts)	July 2, 2005

Net income as reported	$76,841

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(21,326)

Pro forma net income	$55,515

Net income per share:
Basic-as reported	$0.22

Basic-pro forma	$0.16

Diluted-as reported	$0.21

Diluted-pro forma	$0.15

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model.  In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted.  Previously, the Company used only historical volatility in deriving its volatility assumption.  Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding.  Calculated under SFAS 123(R) (SFAS 123 for fiscal 2006), the per share weighted-average fair values of stock options granted during the first quarter of fiscal 2007 and 2006 were $9.74 and $8.12, respectively.  Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the first quarter of fiscal 2007 and 2006 were $7.50 and $8.92, respectively.  The fair value of stock options and stock purchase plan rights granted in the first quarter of fiscal 2007 and 2006 were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options		Stock Purchase Plan
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Expected life of options (years)	6.3	4.9	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.33 to 0.38	0.31 to 0.36	0.27 to 0.32	0.34 to 0.46
Risk-free interest rate	4.9% to 5.1%	3.7% to 4.0%	3.6% to 4.6%	1.9% to 3.3%
Dividend yield	1.6%	1.1%	1.4%	1.2% to 1.3%

Options outstanding that have vested and are expected to vest as of July 1, 2006 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Vested (i.e. exercisable)	43,903	$31.82	4.61	$106,595
Expected to vest	12,966	$29.63	8.41	345
Total vested and expected to vest	56,869	$31.32	5.48	$106,940

Total outstanding	57,081	$31.31	5.49	$106,942

(1) These amounts represent the difference between the exercise price and $22.65, the closing price of Xilinx’s stock on June 30, 2006, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $25.5 million completed vesting during the first quarter of fiscal 2007.

A summary of the Company’s option plans activity and related information are as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted- Average Exercise Price
April 2, 2005	33,754	60,643	$30.18
Granted	(8,489)	8,489	$25.91
Exercised	—	(6,090)	$11.71
Forfeited/cancelled/expired	3,212	(3,212)	$38.64
April 1, 2006	28,477	59,830	$30.99
Granted	(710)	710	$26.89
Exercised	—	(1,855)	$13.68
Forfeited/cancelled/expired	1,604	(1,604)	$37.72
July 1, 2006	29,371	57,081	$31.31

The total pre-tax intrinsic value of options exercised during the three months ended July 1, 2006 was $24.3 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

The Company proposed a new equity incentive plan (2007 Equity Incentive Plan) for stockholder vote at its July 2006 Annual Stockholders’ Meeting (see Note 16).  Once the 2007 Equity Incentive Plan has been implemented, the Company will cease granting options under the 1997 Stock Option Plan (which expires on May 6, 2007) and the Supplemental Stock Option Plan.

Under the Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2007 or 2006.  The next scheduled purchase under the Stock Purchase Plan is in the second quarter of fiscal 2007.  At July 1, 2006, 8.0 million shares were available for future issuance out of 34.5 million shares authorized.

4.               Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.  The total shares used in the denominator of the diluted net income per common share calculation includes 7.1 million and 7.3 million common equivalent shares attributable to outstanding stock options for the first quarter of fiscal 2007 and 2006, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 37.2 million and 30.8 million shares, for the first quarter of fiscal 2007 and 2006, respectively, under the Company’s stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	July 1,	April 1,
(In thousands)	2006	2006

Raw materials	$21,299	$10,390
Work-in-process	125,376	137,939
Finished goods	47,965	52,700
	$194,640	$201,029

6.               Investment in United Microelectronics Corporation

At July 1, 2006, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $264.3 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	July 1, 2006		April 1, 2006
	Adjusted	Fair	Adjusted	Fair
(In thousands)	Cost	Value	Cost	Value
Current portion	$32,235	$35,643	$32,235	$37,285
Long-term portion	206,807	228,674	206,807	239,209
Total investment	$239,042	$264,317	$239,042	$276,494

During the first three months of fiscal 2007, the fair value of the UMC investment decreased by $12.2 million.  At July 1, 2006, the Company recorded a total of $9.6 million of deferred tax liabilities and a $15.7 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.  As of July 1, 2006, the Company classified $35.6 million in fair value ($32.2 million in adjusted cost) of the UMC investment as short-term because the Company intends to sell this portion of the investment within the next 12 months.

7.               Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with financial institutions.  During the first quarter of fiscal 2007, the Company completed its $350.0 million repurchase program announced in April 2005 by repurchasing 2.8 million shares for $73.9 million.  On February 9, 2006, the Board authorized the repurchase of up to an additional $600.0 million of common stock.  This share repurchase program has no stated expiration date.  Through July 1, 2006, the Company had repurchased $51.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization.  Between both repurchase programs the Company repurchased a total of $125.0 million of common stock in the first quarter of fiscal 2007.  Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at July 1 or April 1, 2006.

During the first quarter of fiscal 2007 and 2006, the Company entered into stock repurchase agreements with independent financial institutions.  Under these agreements, Xilinx provided these financial institutions with up-front payments of $100.0 million and $50.0 million for the first quarter of fiscal 2007 and 2006, respectively.  These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during the contract period, less a specified discount.  As of July 1, 2006 and July 2, 2005, no up-front payment balances remained under these agreements.  In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended, Xilinx entered into other agreements with the same independent financial institutions within the same quarters to repurchase additional shares on its behalf after the conclusion of the purchase period of the aforementioned agreements.

During the first quarter of fiscal 2007 and 2006, the Company repurchased a total of 4.7 million and 2.5 million shares of common stock for $125.0 million and $66.9 million, respectively, including the amounts purchased by the financial institutions and remitted to the Company.

8.               Impairment Loss

The Company recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies.  This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation.

9.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Net income	$82,491	$76,841
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	(9,387)	32,575
Reclassification adjustment for losses on available-for-sale securities, net of tax, included in earnings	457	284
Net change in unrealized loss on hedging transactions, net of tax	(453)	(119)
Net change in cumulative translation adjustment	1,455	(1,062)
Comprehensive income	$74,563	$108,519

The components of accumulated other comprehensive income at July 1, 2006 and April 1, 2006 are as follows:

	July 1,	April 1,
(In thousands)	2006	2006

Accumulated unrealized gain on available-for-sale securities, net of tax	$5,866	$14,797
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(335)	118
Accumulated cumulative translation adjustment	2,349	894
Accumulated other comprehensive income	$7,880	$15,809

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at July 1, 2006, primarily reflects the decrease in value of the UMC investment since April 1, 2006 (see Note 6).  In addition, the unrealized loss on the Company’s short-term and long-term investments increased by $2.3 million during the three months ended July 1, 2006.

10.         Significant Customers and Concentrations of Credit Risk

On April 26, 2005, two of the Company’s distributors, Avnet, Inc. (Avnet) and the Memec Group (Memec), announced that they had reached a definitive agreement for Avnet to acquire Memec.  On July 5, 2005, Avnet announced that it had completed its acquisition of Memec.  As of July 1, 2006, the combined Avnet/Memec entity accounted for 85% of the Company’s total accounts receivable.  Resale of product through this combined entity accounted for 68% of the Company’s worldwide net revenues in the first quarter of fiscal 2007.  Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 73% of the Company’s worldwide net revenues in the first quarter of fiscal 2006.

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

11.         Income Taxes

The Company recorded a tax provision of $25.0 million for the first quarter of fiscal 2007 as compared to $23.0 million in the same prior year period, representing effective tax rates of 23% for both periods.  The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company was under examination by the Internal Revenue Service (IRS) for its fiscal 1996 through 2001 tax years.  All issues were settled with the exception of issues related to the cost sharing of stock options.  On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  The U.S. Tax Court determined that the Company has no tax, interest or penalties due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  The IRS has until August 29, 2006 to appeal the decision to the Ninth Circuit Court of Appeals.

On November 10, 2005, the FASB issued FSP 123(R)-3.  The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

12.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through July 2016.  During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore.  The land lease expires in November 2035 and is classified as an operating lease.  The lease cost was settled in an up-front payment in June 2006, as permitted under the land lease agreement, and will be amortized over the remaining term of the land lease.  Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Years ending March 31,	(In thousands)
2007 (remaining nine months)	$6,367
2008	5,959
2009	4,986
2010	3,851
2011	2,845
Thereafter	3,203
$27,211

Most of the Company’s leases contain renewal options for varying terms.  Rent expense, net of rental income, under all operating leases was $1.9 million and $1.8 million for the three months ended July 1, 2006 and July 2, 2005, respectively.

In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, the Company’s Asia Pacific regional headquarters.  As of July 1, 2006, approximately $37.7 million of the Company’s investment commitment remains outstanding.  The project is expected to be completed in June 2007.

Other commitments at July 1, 2006 totaled $72.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of July 1, 2006, the Company also has $13.3 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through July 2008.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

13.         Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality.  The Company provides for known product issues if a loss is probable and can be reasonably estimated.  The warranty accrual and related provision for known product issues increased in the first quarter of fiscal 2007 predominantly due to a specific quality issue with one of our vendors.  The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Three Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Balance at beginning of period	$893	$—
Provision	2,403	611
Utilized	(1,415)	—
Adjustments	—	(99)
Balance at end of period	$1,881	$512

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

14.         Contingencies

Internal Revenue Service

The Company filed petitions with the U.S. Tax Court in response to assertions by the IRS that the Company owed additional tax for fiscal 1996 through 2000 (see Note 11).

SEC Informal Inquiry

On June 22, 2006, the Company received an informal request from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  On June 29, 2006, the Company produced documents in response to the SEC request and is continuing to cooperate with the SEC.  The Company has engaged outside counsel to represent it in the inquiry.  Outside counsel also conducted an investigation into the Company’s historical option-granting practices at the direction of a Special Committee of the Board of Directors.  Based on the results of the investigation and the Company’s analysis of the facts, the Company has taken a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge is based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. This one-time charge did not have any material effect on the Company’s historical financial statements, and therefore there is no restatement necessary to the Company’s financial statements for any prior periods.

Other than the tax petitions and the SEC informal inquiry mentioned above, the Company knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John against Xilinx, Inc. in the U.S. District Court for the Eastern District of Texas, Marshall Division.  John seeks an injunction, unspecified damages and attorneys’ fees.  The Company filed its answer on January 2, 2006, denying John’s allegations and alleging that the John patent is invalid and unenforceable because of inequitable conduct and failure to disclose information that was material to the prosecution of the John patent.  John filed her reply on January 20, 2006.  On May 8, 2006, the Court issued a Notice of Scheduling Conference, Proposed Deadlines for Docket Control Order and Discovery Order.  The Order sets the scheduling conference on June 6, 2006, the claim construction hearing on March 22, 2007, the pretrial conference on August 30, 2007 and jury selection to commence on September 4, 2007.  John filed her infringement contentions on June 16, 2006 and the Company filed its invalidity contentions on July 21. 2006.  Discovery and document production have commenced.  Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the United States District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options.  The complaint also alleges that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the United States District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers. The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleges that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information.  The complaint also alleges that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006.  In addition, the complaint alleges that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The Company’s Board of Directors is reviewing the allegations in both derivative complaints. The Company is named as a nominal defendant in both actions; however, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.  The Company is required under contracts with the defendants to indemnify them under certain circumstances for attorneys’ fees and expenses. Neither the likelihood, nor the amount, of any potential exposure to the Company for such fees and costs is estimable at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

15.         Goodwill and Acquisition-Related Intangibles

As of July 1, 2006 and April 1, 2006, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	July 1,	April 1,
(In thousands)	2006	2006	Amortization Life

Goodwill-gross	$176,608	$176,608
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$125,084	$125,084

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,187	24,116
Noncompete agreements-net	117	188

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	16,150	15,288
Patents-net	6,602	7,464

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	45,067	43,959
Miscellaneous intangibles-net	13,891	14,999

Total acquisition-related intangibles-gross	106,014	106,014
Less accumulated amortization	85,404	83,363
Total acquisition-related intangibles-net	$20,610	$22,651

Amortization expense for all intangible assets for the first quarter of fiscal 2007 and 2006 was $2.0 million and $1.8 million, respectively.  Intangible assets are amortized on a straight-line basis.  Based on the carrying value of acquisition-related intangibles recorded at July 1, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2007 (remaining nine months) - $6.0 million; 2008 - $6.8 million; 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

16.  Subsequent Events

On July 26, 2006, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 2.0 million shares.

On July 26, 2006, the stockholders also approved the adoption of the 2007 Equity Incentive Plan and authorized 10.0 million shares to be reserved for issuance thereunder.  The 2007 Equity Incentive Plan will replace the Company’s 1997 Stock Option Plan which expires on May 6, 2007.  See Appendix A to the Company’s 2006 Proxy Statement for the full text of the 2007 Equity Incentive Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Management’s Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Risk Factors” and elsewhere in this document.  Forward-looking statements can often be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” or other similar words.  We disclaim any responsibility to update any forward-looking statement provided in this document.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin.  Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet, and valuation and recognition of stock-based compensation, which impacts gross margin, research and development expenses, and selling, general and administrative expenses.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities.  At July 1, 2006, the Company had debt securities with a fair value of $1.2 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $264.3 million, and strategic investments in non-marketable equity securities of $18.2 million.

The fair values for marketable debt and equity securities are based on quoted market prices.  In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments.  Xilinx adopted the provisions of FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” on January 1, 2006.  Beginning in the fourth quarter of fiscal 2006, we assessed other-than-temporary impairment of debt and equity securities in accordance with FSP 115-1.  We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2007 or 2006.

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

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers.  For the first quarter of fiscal 2007, approximately 85% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer.  Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate distributor data and verify that the reported information is accurate.  Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software term licenses is deferred and recognized as revenue over the term of the licenses of one year.  Revenue from support services is recognized when the service is performed.  Revenue from Support Products, which includes software and services sales, was less than 7% of net revenues for all of the periods presented.

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

Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired.  We perform an annual impairment review in the fourth quarter of each year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired.  For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit.  We use the quoted market price method to determine the fair value of the reporting unit.  Based on the impairment review performed during the fourth quarter of fiscal 2006, there was no impairment of goodwill in fiscal 2006.  Unless there are indicators of impairment, our next impairment review for RocketChips, Triscend, Hier Design Inc. (HDI) and AccelChip, Inc. (AccelChip) goodwill will be performed and completed in the fourth quarter of fiscal 2007.  To date, no impairment indicators have been identified.

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

In determining income for financial statement purposes, we must make certain estimates and judgments.  These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.  Additionally, we must estimate the amount and likelihood of potential losses arising from audits or deficiency notices issued by taxing authorities.  The taxing authorities’ positions and our assessment can change over time resulting in a material effect on the provision for income taxes in periods when these changes occur.

We must also assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable.

On November 10, 2005, the FASB issued FSP 123(R)-3.  The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Total stock-based compensation during the first quarter of fiscal 2007 related to the adoption of SFAS 123(R) was $26.8 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of APB 25.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Stock Purchase Plan, consistent with the provisions of SFAS 123(R).  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return.  We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and were extrapolated to match the expected term of the employee options granted by the

Company, and determined the length of the option term was reasonable.  The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding.  We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available.  Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant.  The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  The effect of forfeiture adjustments in the first quarter of fiscal 2007 was insignificant.  The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2007 compared to the first quarter of fiscal 2006

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 1, 2006	July 2, 2005

Net Revenues	100.0%	100.0%
Cost of revenues	39.9	39.1
Gross Margin	60.1	60.9

Operating Expenses:
Research and development	20.3	19.4
Selling, general and administrative	19.6	18.8
Amortization of acquisition-related intangibles	0.4	0.4
Stock-based compensation related to prior years	0.5	—
Total operating expenses	40.8	38.6

Operating Income	19.3	22.3

Impairment loss on investments	(0.1)	—
Interest income and other, net	3.1	2.3

Income Before Income Taxes	22.3	24.6

Provision for income taxes	5.2	5.7

Net Income	17.1%	18.9%

In addition to disclosing financial results calculated in accordance with U.S. GAAP, the Company’s results of operations for the first quarter of fiscal 2007 also contain non-GAAP financial measures as shown below that exclude the effects of stock-based compensation and the requirements of SFAS 123(R).  The non-GAAP financial measures used by management and disclosed by the Company exclude the statement of income effects of all forms of stock-based compensation and the effects of SFAS 123(R) upon the number of diluted shares used in calculating non-GAAP net income per share.  These non-GAAP financial measures are not in accordance with or an alternative for GAAP measures and may be different from, and therefore not comparable to, non-GAAP measures used by other companies.  The Company has provided a reconciliation below of the non-GAAP financial measures to the most directly comparable GAAP financial measures.  Xilinx believes that the presentation of these non-GAAP measures, when shown in conjunction with the corresponding GAAP measures and our reconciliations, provides useful information to management and investors regarding financial and business trends relating to Xilinx’s financial condition and results of operations.  Xilinx management uses these non-GAAP financial measures, in addition to the corresponding GAAP measures, in its internal reviews of the financial results of the Company, its presentations of results and forecasts to the Board of Directors and its establishment of internal budgets.  Management believes that the use of these non-GAAP financial measures provides consistency and comparability with periods prior to the adoption of SFAS 123(R) and facilitates comparisons to internal performance forecasts and comparisons with other companies in our industry that separately identify stock-based compensation.  Management further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific, identified charges that impact different line items in the statements of income (including cost of revenues, research and development, and selling, general and administrative expenses), it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments.  In particular, as Xilinx begins to apply SFAS 123(R), the Company believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are being reflected on the Company’s statements of income.  By providing diluted net income per share that excludes stock-based compensation, this enables investors to evaluate diluted net income per share compared to prior periods.  Especially in Xilinx’s first year of applying the provisions of SFAS 123(R), the Company does not believe that diluted net income per share as reported in its statements of income is comparable to prior year amounts.

The Company applied the modified-prospective method of adoption of SFAS 123(R), under which the effects of stock-based compensation are reflected in the Company’s GAAP financial statement presentations for and after the first quarter of fiscal 2007, but are not reflected in results for prior periods.  Gross margin, expenses (research and development and selling, general and administrative), operating income, income taxes, net income and net income per share are the primary financial measures that management uses for planning and forecasting future periods which are affected by stock-based compensation.  Because management reviews these financial measures calculated without taking into account the effects of the new requirements under SFAS 123(R), these financial measures are treated as “non-GAAP financial measures” under SEC rules.

The following tables present non-GAAP financial measures, which exclude the effects of stock-based compensation, and reconciliations from the most directly comparable GAAP measure:

Three Months Ended
(In thousands, except per share amounts)	July 1, 2006

GAAP net income	$82,491
Adjustment for stock-based compensation within:
Cost of revenues	3,642
Research and development	12,364
Selling, general and administrative	10,802
Stock-based compensation related to prior years	2,209
Provision for income taxes	(5,986)
Non-GAAP net income	$105,522

GAAP diluted net income per common share	$0.24
Adjustment for stock-based compensation	0.06
Non-GAAP diluted net income per common share	$0.30

Shares used in GAAP diluted net income per common share calculation	348,988
Adjustment for stock-based compensation	(2,340)
Shares used in non-GAAP diluted net income per common share calculation	346,648

Net Revenues

Net revenues of $481.4 million in the first quarter of fiscal 2007 represented a 19% increase from the comparable prior year period of $405.4 million.  The increase in net revenues in the first quarter of fiscal 2007 was a result of continued strong customer demand for our New Products, primarily in the Communications, Consumer and Automotive, and Industrial and Other end markets.  Increased unit sales during the first quarter of fiscal 2007 compared to the comparable prior year period were partially offset by normal declines in average unit selling prices.

No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology.  The most recent modification was on July 4, 2004, which was the beginning of our second quarter of fiscal 2005.  New Products include our most recent product offerings and include the Spartan-3™, Spartan-3E, Spartan-IIE, Virtex-5™, Virtex-4, Virtex-II Pro, EasyPath™ and CoolRunner-II™ product lines.  Mainstream Products include the CoolRunner, Spartan-II, SpartanXL, Virtex-II, Virtex-E and Virtex product lines.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC5200, XC9500, XC9500XL, XC9500XV, XC4000E, XC4000EX, XC4000XL, XC4000XLA, XC4000XV and Spartan families.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs - programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues by product categories for the first quarter of fiscal 2007 and 2006 were as follows:

	Three Months Ended
	July 1,	% of	%	July 2,	% of
(In millions)	2006	Total	Change	2005	Total

New Products	$189.6	39	78	$106.8	26
Mainstream Products	204.9	43	(2)	208.3	52
Base Products	59.6	12	(8)	64.8	16
Support Products	27.3	6	7	25.5	6
Total Net Revenues	$481.4	100	19	$405.4	100

The increase in net revenues from New Products during the first quarter of fiscal 2007 was a result of continued strong market acceptance of these products, primarily Virtex-4, Virtex-II Pro and Spartan-3, across a broad base of end markets.  New Products now comprise over one-third of our net revenues.  Our 130-nanometer Virtex-II Pro continued to be the largest contributor to New Product net revenues.  However, design win momentum is rapidly shifting to 90-nanometer technology which will continue to drive the growth of our New Products category.  Our 90-nanometer products include our high-performance, high-density Virtex-4 family and our high-volume, low-cost Spartan-3 and Spartan-3E families.  Net revenues from Virtex-4 were up tenfold compared to the same period last year and net revenues from Spartan-3 more than doubled from the same period last year.  We expect that sales of New Products will increase due to continued customer adoption of these products, the introduction of next generation products by Xilinx and customers’ programs going into volume production.

Net revenues from Mainstream Products declined 2% from the comparable prior year period primarily because of a decline in sales of some of our older products including Virtex and Virtex-E.  Net revenues from Base Products declined 8% from the comparable prior year period as older XC4000 families were negatively impacted by some programs that reached the end of their lifecycle.  It is common for Base Product revenues to decrease as products within this category mature and approach end of life.  Net revenues from Support Products increased 7% from the comparable prior year period due to strength in our configuration solutions (serial PROMs) and software products.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products.  This may differ from the geographic location of the end customers.  Net revenues by geography for the first quarter of fiscal 2007 and 2006 were as follows:

	Three Months Ended
	July 1,	% of	%	July 2,	% of
(In millions)	2006	Total	Change	2005	Total

North America	$190.3	39	15	$165.3	41
Europe	113.7	24	42	80.2	20
Japan	53.7	11	(6)	57.4	14
APAC/ROW	123.7	26	21	102.5	25
Total Net Revenues	$481.4	100	19	$405.4	100

Net revenues increased in all geographies for the first quarter of fiscal 2007 compared to the same period a year ago with the exception of Japan.

Net revenues in Europe increased 42% from the comparable prior year period due to strength in the Communications end market, particularly wireless infrastructure.  Net revenues in North America and Asia Pacific region/Rest of World (APAC/ROW) increased 15% and 21%, respectively, from the comparable prior year periods with strength coming from the Communications and Industrial and Other end markets, particularly the wireless infrastructure and defense applications.  Net revenues in Japan declined 6% from the comparable prior year period due to weakness from wireless, wireline and test and measurement applications in Japan.

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

As a result, we classify our net revenues by end markets into four categories: Communications, Consumer and Automotive, Industrial and Other, and Storage and Servers.  The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2007 and 2006 were as follows:

	Three Months Ended
	July 1,	% Change	July 2,
(% of total net revenues)	2006	in Dollars	2005

Communications	49	13	51
Consumer and Automotive	15	31	14
Industrial and Other	26	43	22
Storage and Servers	10	(13)	13
Total Net Revenues	100	19	100

Net revenues in Communications, our largest end market, increased 13% from the comparable prior year period due to improved business conditions in wireless and wireline communication applications.

Net revenues in Consumer and Automotive increased 31% from the comparable prior year period.  Consumer, Automotive and Audio/Video Broadcast applications all posted growth versus the same period a year ago.

Net revenues from Industrial and Other increased 43% from the comparable prior year period due to strength in defense, industrial, scientific and medical applications as well as in test and measurement applications.

Net revenues from Storage and Servers declined 13% from the comparable prior year period.  Most of the revenue decline in this category can be attributed to weakness in the Storage business which more than offset strength in computing and data processing applications.

Gross Margin

The following table presents non-GAAP gross margin, which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net
(In millions)	2006	Revenues	2005	Revenues

Gross Margin	$289.3	60.1%	$246.9	60.9%
Stock-based compensation in cost of revenues	3.6	0.8	—	—
Gross Margin, excluding stock-based compensation	$292.9	60.9%	$246.9	60.9%

Gross Margin declined from 60.9% to 60.1% in the first quarter of fiscal 2007 from the comparable prior year period due to the impact of stock-based compensation expense.  Gross margin, excluding stock-based compensation, was unchanged at 60.9% compared to the prior year period due to several factors.  Favorable yields, predominantly in New Products, resulted in lower unit product costs which were offset by other manufacturing costs, including an increase in the warranty accrual due to a specific quality issue with one of our vendors.

Gross margin may be adversely affected in the future due to product-mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing.  We expect to mitigate these risks by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

In order to compete effectively, we pass manufacturing cost reductions on to our customers in the form of reduced prices to the extent that we can maintain acceptable margins.  Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost.  We have historically been able to offset much of this revenue decline in our mature products with increased revenues from newer products.

Research and Development

The following table presents non-GAAP research and development (R&D) expenses which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure.

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net
(In millions)	2006	Revenues	2005	Revenues

Research and Development	$97.6	20.3%	$78.7	19.4%
Stock-based compensation in R&D	12.4	2.6	—	—
Research and Development, excluding stock-based compensation	$85.2	17.7%	$78.7	19.4%

R&D spending increased $18.9 million, or 24%, for the first quarter of fiscal 2007 compared to the same period last year.  The increase was due to stock-based compensation of $12.4 million and increased investments in next generation products.   This increase was partially offset by a decrease in product development expenses relating to mask and wafer costs due to the timing of tape-outs for new products.

We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 65-nanometer and more advanced process development, IP cores, digital signal processing (DSP), embedded processing and the development of new design and layout software.

Selling, General and Administrative

The following table presents non-GAAP selling, general and administrative (SG&A) expenses which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure.

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net
(In millions)	2006	Revenues	2005	Revenues

Selling, General and Administrative	$94.4	19.6%	$76.0	18.8%
Stock-based compensation in SG&A	10.8	2.2	—	—
Selling, General and Administrative, excluding stock-based compensation	$83.6	17.4%	$76.0	18.8%

SG&A expenses increased $18.4 million, or 24%, for the first quarter of fiscal 2007 compared to the same period last year.  The increase was attributable to $10.8 million in stock-based compensation, higher commissions due to higher net revenues and expenses related to increased headcount.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
	July 1,	July 2,	$	%
(In millions)	2006	2005	Change	Change
Amortization	$2.0	$1.8	$0.2	16%

Amortization expense was primarily related to the intangible assets acquired from the RocketChips, Triscend, HDI and AccelChip acquisitions.  Amortization expense for these intangible assets increased slightly for the first quarter of fiscal 2007 from the same period last year, due to the acquisition of AccelChip in January 2006.  We expect amortization of acquisition-related intangibles to be approximately $8.0 million for fiscal 2007 compared with $7.0 million for fiscal 2006.

Stock-Based Compensation Related to Prior Years

On June 22, 2006, the Company received an informal request from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  At the direction of a Special Committee of the Board of Directors, outside counsel conducted an investigation into the Company’s historical option granting practices. Based on the results of the investigation and the Company’s analysis of the facts, the Company has taken a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge is based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. This one-time charge did not have any material effect on the Company’s historical financial statements, and therefore there is no restatement necessary to the Company’s financial statements for any prior periods.

The income tax effect of the charge resulted in a benefit of $650 thousand, which was recorded to income tax expense.  The Company assessed the implications of applicable income tax rules that may affect the Company.  The tax benefit recorded is net of such potential costs.

Impairment Loss on Investments

We recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies.  This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation.

Interest Income and Other, Net

	Three Months Ended
	July 1,	July 2,	$	%
(In millions)	2006	2005	Change	Change
Interest Income and Other, Net	$14.8	$9.3	$5.5	59%
% of Net Revenues	3%	2%

The increase in interest income and other, net for the first quarter of fiscal 2007 over the prior year’s comparable period was due to higher yields resulting from an increase in interest rates.

Provision for Income Taxes

	Three Months Ended
	July 1,	July 2,	$	%
(In millions)	2006	2005	Change	Change
Provision for Income Taxes	$25.0	$23.0	$2.0	10%
% of Net Revenues	5%	6%
Effective Tax Rate	23%	23%

The effective tax rate in the first quarter of fiscal 2007 is unchanged when compared to the same period last year.

The Company was under examination by the IRS for its fiscal 1996 through 2001.  All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland.  On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  Accordingly, there are no additional taxes, penalties or interest due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  The IRS has until August 29, 2006 to appeal the decision to the Ninth Circuit Court of Appeals.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.  The combination of cash, cash equivalents and short-term and long-term investments at July 1, 2006 and April 1, 2006 totaled $1.6 billion for both periods. As of July 1, 2006, we had cash, cash equivalents and short-term investments of $1.0 billion and working capital of $1.4 billion.  As of April 1, 2006, cash, cash equivalents and short-term investments were $984.9 million and working capital was $1.3 billion.

Operating Activities - During the first quarter of fiscal 2007, our operations generated net positive cash flow of $153.3 million, which was flat compared to the $153.5 million generated during the first quarter of fiscal 2006.  The positive cash flow from operations generated during the first quarter of fiscal 2007 was primarily from net income as adjusted for noncash related items and decreases in accounts receivable and inventories.  These items were partially offset by a decrease in deferred income on shipments to distributors.  Accounts receivable decreased by $42.0 million from the levels at April 1, 2006, due to a decrease in net shipments and weaker linearity of shipments to distributors during the three months ended July 1, 2006 as compared to the three months ended April 1, 2006.  Days sales outstanding decreased to 29 days at July 1, 2006 from 37 days at April 1, 2006.  Our inventory levels were $6.4 million lower at July 1, 2006 compared to April 1, 2006.  Combined inventory days at Xilinx and distribution decreased to 117 days at July 1, 2006 from 134 days at April 1, 2006, which was due to an increase in cost of revenues and decrease in inventory levels.  The decrease in deferred income on shipments to distributors for the first quarter of fiscal 2007 was due to an inventory reduction in the distribution channel.

Investing Activities - Net cash provided by investing activities of $10.9 million during the first quarter of fiscal 2007 included net proceeds from the sale and maturity of available-for-sale securities of $24.8 million, which was partially offset by $12.9 million for purchases of property, plant and equipment and $1.0 million for other investing activities.  Net cash used in investing activities of $29.7 million during the first quarter of fiscal 2006 included net purchases of available-for-sale securities of $3.3 million, $15.0 million for purchases of property, plant and equipment and $11.4 million for other investing activities, primarily related to the purchase of affordable housing credit investments.

Financing Activities - Net cash used in financing activities was $118.3 million in the first quarter of fiscal 2007 and consisted of $125.0 million for the repurchase of common stock and $30.8 million for dividend payments to stockholders.  These items were partially offset by $28.6 million of proceeds from the issuance of common stock under employee stock plans and $8.9 million for excess tax benefits from stock-based compensation.  For the comparable fiscal 2006 period, net cash used in financing activities was $76.1 million and consisted of $64.7 million for the repurchase of common stock and $24.6 million for dividend payments to stockholders.  These items were partially offset by $13.2 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity decreased $13.7 million during the first quarter of fiscal 2007.  The decrease was attributable to the repurchase of common stock of $125.0 million, the payment of dividends to stockholders of $30.8 million and the combination of unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, and hedging transaction loss totaling $9.4 million.  The decreases were partially offset by the $82.5 million in net income for the first quarter of fiscal 2007, the issuance of common stock under employee stock plans of $26.7 million, stock-based compensation related amounts totaling $32.2 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $8.6 million and cumulative translation adjustment of $1.5 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under operating leases that expire at various dates through November 2035.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of July 1, 2006.

In November 2005, Xilinx announced a $40.0 million investment in a new building in Singapore, the Company’s Asia Pacific regional headquarters.  As of July 1, 2006, approximately $37.7 million of our investment commitment remains outstanding.  The project is expected to be completed in June 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of July 1, 2006, we have $72.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of July 1, 2006, the Company also has $13.3 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through July 2008.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

As of July 1, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 25, 2006, our Board of Directors declared an increase in the dividend rate on our common stock from $0.07 to $0.09 per common share for the first quarter of fiscal 2007.  The dividend was paid on May 31, 2006 to stockholders of record on May 10, 2006.  In addition, on July 26, 2006, our Board of Directors declared a cash dividend of $0.09 per common share for the second quarter of fiscal 2007.  The dividend is payable on September 6, 2006 to stockholders of record on August 16, 2006.  For fiscal 2006, the Board of Directors declared four quarterly common stock dividends of $0.07 per share each for a total of $0.28 per share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.  However, the risk factors discussed in Item 1A included in Part II. “Other Information.” and below could adversely affect our cash positions.  We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.2 billion at July 1, 2006.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes tax-advantaged municipal bonds, taxable and tax-advantaged auction rate securities, bank certificates of deposit, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at July 1, 2006 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $10.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.  As of July 1, 2006, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Singapore dollar	$22,912
Euro	16,902
Japanese Yen	4,659
British Pound	3,677
$48,150

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at July 1, 2006.  The contracts expire at various dates between July 2006 and June 2007.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 1, 2006 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $12.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at July 1, 2006 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date.  This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $264.3 million at July 1, 2006 as compared to our adjusted cost basis of approximately $239.0 million.  The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars.  Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 10% favorable or unfavorable change in UMC’s stock price compared to the stock price at July 1, 2006 would have affected the value of our investment in UMC by less than $27.0 million.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

We evaluated the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q (Controls Evaluation Date), under the supervision and with the participation of management, including our CEO and CFO.  In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud, if any, and confirm that appropriate corrective action, including process improvements were being undertaken.

Part of our review included the investigation into our historical stock option practices and the controls that support the processes.  Based on the results of the investigation, we believe our control environment is effective.  See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” and “Stock-Based Compensation Related to Prior Years” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the stock options investigation.  Based upon the controls evaluation, our CEO and CFO concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the material information related to the Company is made known to management and that the Company’s financial statements and other disclosures in our SEC reports are reliable.

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

On August 30, 2005, the U.S. Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The U.S. Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  The U.S. Tax Court determined that the Company has no tax, interest, or penalties due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  The IRS has until August 29, 2006 to appeal the decision to the Ninth Circuit Court of Appeals.

SEC Informal Inquiry

On June 22, 2006, the Company received an informal request from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  At the direction of a Special Committee of the Board of Directors charged with overseeing the informal inquiry by the SEC, outside counsel conducted an investigation into the Company’s historical option-granting practices. Based on the results of the investigation and the Company’s analysis of the facts, the Company has taken a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge is based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.   The investigation found no evidence of fraud in the Company’s historical practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx, Inc. in the U.S. District Court for the Eastern District of Texas, Marshall Division (the Court).  John seeks an injunction, unspecified damages and attorneys’ fees.  The Company filed its answer on January 2, 2006, denying John’s allegations and alleging that the John patent is invalid and unenforceable because of inequitable conduct and failure to disclose information that was material to the prosecution of the John patent.  John filed her reply on January 20, 2006.  On May 8, 2006, the Court issued a Notice of Scheduling Conference, Proposed Deadlines for Docket Control Order and Discovery Order (the Order).  The Order sets the scheduling conference on June 6, 2006, the claim construction hearing on March 22, 2007, the pretrial conference on August 30, 2007 and jury selection to commence on September 4, 2007.  John filed her infringement contentions on June 16, 2006 and the Company filed its invalidity contentions on July 21. 2006.  Discovery and document production have commenced.  Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the United States District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options.  The complaint also alleges that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the United States District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleges that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information.  The complaint also alleges that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006.  In addition, the complaint alleges that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The Company’s Board of Directors is reviewing the allegations in both derivative complaints. The Company is named as a nominal defendant in both actions; however, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.  The Company is required under contracts with the defendants to indemnify them under certain circumstances for attorneys’ fees and expenses. Neither the likelihood, nor the amount, of any potential exposure to the Company for such fees and costs is estimable at this time.

Other Matters

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business.  These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.  Periodically, we review the status of each significant matter and assess its potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based only on the best information available at the time.  As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.

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

•                  customers converting to application specific integrated circuit (ASIC) or application specific standard product (ASSP) designs from Xilinx programmable logic devices (PLDs);

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

•                  ability to successfully manage multiple vendor relationships;

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

Our financial condition and results of operations are increasingly dependent on the global economy.  Any instability in worldwide economic environments occasioned, for example, by political instability or terrorist activity could impact economic activity and could lead to a contraction of capital spending by our customers.  Additional risks to us include U.S. military actions, changes in U.S. government spending on military and defense activities impacting defense-associated sales, economic sanctions imposed by the U.S. government, government regulation of exports, imposition of tariffs and other potential trade barriers, reduced protection for intellectual property rights in some countries, rising oil prices and generally longer receivable collection periods.  Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located.

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

Dependence on Independent Manufacturers and Subcontractors

During the first quarter of fiscal 2007, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  On April 2, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the first quarter of fiscal 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases.   As a result of the adoption of SFAS 123(R), our net income for the first quarter of fiscal 2007 was lower than it would have been had we not been required to adopt SFAS 123(R).  This will continue to be the case for subsequent periods.  We cannot predict the effect that this negative impact on our reported operating results will have on the trading price of our common stock.  Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.  See Note 3 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about stock-based compensation.  Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

Financial Reporting and Internal Controls Environment

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the first fiscal quarter of 2007.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
	(In thousands, except per share amounts)
April 2 to May 6, 2006	400	$26.58	400	$63,254

May 7 to June 3, 2006	3,774	$26.58	3,774	$562,913

June 4 to July 1, 2006	528	$26.58	528	$548,888

Total for the Quarter	4,702	$26.58	4,702

During the first quarter of fiscal 2007, the Company repurchased a total of 4.7 million shares of its common stock for $125.0 million, including 2.8 million shares for $73.9 million that completed its $350.0 million repurchase program announced in April 2005.  On February 13, 2006, we announced a further repurchase program of up to an additional $600.0 million of common stock.  Through July 1, 2006, the Company had repurchased $51.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization.  These share repurchase programs have no stated expiration date.

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

XILINX, INC.

Date:	August 15, 2006	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)