Form 10-Q
period 2006-09-30
XILINX INC
filed 2006-11-03
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at October 24, 2006

Common Stock, $.01 par value	336,235,189

PART I.                 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net revenues	$467,180	$398,929	$948,542	$804,308
Cost of revenues	180,580	153,968	372,639	312,450
Gross margin	286,600	244,961	575,903	491,858

Operating expenses:
Research and development	95,951	79,953	193,533	158,657
Selling, general and administrative	95,462	77,744	189,880	153,731
Amortization of acquisition-related intangibles	2,031	1,755	4,062	3,511
Stock-based compensation related to prior years	—	—	2,209	—
Litigation settlements and contingencies	—	3,165	—	3,165
Total operating expenses	193,444	162,617	389,684	319,064

Operating income	93,156	82,344	186,219	172,794
Impairment loss on investments	—	—	(437)	—
Interest income and other, net	26,132	15,910	40,973	25,253

Income before income taxes	119,288	98,254	226,755	198,047

Provision for income taxes	26,242	12,656	51,218	35,608

Net income	$93,046	$85,598	$175,537	$162,439

Net income per common share:
Basic	$0.27	$0.25	$0.52	$0.46
Diluted	$0.27	$0.24	$0.51	$0.45

Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

Shares used in per share calculations:
Basic	339,431	349,254	340,845	350,165
Diluted	343,192	356,360	346,734	357,384

See notes to condensed consolidated financial statements.

XILINX, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30,	April 1,
(In thousands, except par value amounts)	2006	2006(1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$903,584	$783,366
Short-term investments	323,768	201,551
Investment in United Microelectronics Corporation, current portion	11,506	37,285
Accounts receivable, net	186,224	194,205
Inventories	198,958	201,029
Deferred tax assets	116,510	110,928
Prepaid expenses and other current assets	126,248	119,884
Total current assets	1,866,798	1,648,248

Property, plant and equipment, at cost	692,683	666,360
Accumulated depreciation and amortization	(332,947)	(308,103)
Net property, plant and equipment	359,736	358,257
Long-term investments	552,260	616,296
Investment in United Microelectronics Corporation, net of current portion	65,164	239,209
Goodwill	124,939	125,084
Acquisition-related intangibles, net	18,572	22,651
Other assets	146,869	163,802
Total Assets	$3,134,338	$3,173,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,830	$71,004
Accrued payroll and related liabilities	84,713	79,260
Income taxes payable	55,579	30,048
Deferred income on shipments to distributors	109,775	126,558
Other accrued liabilities	23,635	38,154
Total current liabilities	347,532	345,024

Deferred tax liabilities	83,596	92,153

Other long-term liabilities	5,043	7,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,358	3,426
Additional paid-in capital	1,340,880	1,375,120
Retained earnings	1,352,416	1,334,530
Accumulated other comprehensive income	1,513	15,809
Total stockholders’ equity	2,698,167	2,728,885
Total Liabilities and Stockholders’ Equity	$3,134,338	$3,173,547

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Sept. 30,	Oct. 1,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$175,537	$162,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,509	26,448
Stock-based compensation	48,714	—
Stock-based compensation related to prior years, net of tax	1,559	—
Amortization	8,953	7,868
Net (gain) loss on sale of available-for-sale securities	(1,033)	939
Impairment loss on investments	437	—
Litigation settlements and contingencies	—	3,165
Tax benefit from exercise of stock options	13,226	16,146
Excess tax benefit from stock-based compensation	(13,057)	—
Changes in assets and liabilities:
Accounts receivable, net	7,982	21,947
Inventories	4,831	(13,945)
Deferred income taxes	5,033	(1,908)
Prepaid expenses and other current assets	12,233	(33,590)
Other assets	(7,792)	(58,557)
Accounts payable	2,826	27,043
Accrued liabilities	(9,736)	8,046
Income taxes payable	14,322	42,131
Deferred income on shipments to distributors	(16,782)	7,307
Net cash provided by operating activities	272,762	215,479

Cash flows from investing activities:
Purchases of available-for-sale securities	(558,319)	(972,940)
Proceeds from sale and maturity of available-for-sale securities	676,207	1,075,787
Purchases of property, plant and equipment	(26,989)	(30,729)
Other investing activities	(981)	(15,510)
Net cash provided by investing activities	89,918	56,608

Cash flows from financing activities:
Repurchases of common stock	(250,000)	(151,435)
Proceeds from issuance of common stock through various stock plans	55,642	46,080
Payment of dividends to stockholders	(61,161)	(49,094)
Excess tax benefit from stock-based compensation	13,057	—
Net cash used in financing activities	(242,462)	(154,449)

Net increase in cash and cash equivalents	120,218	117,638

Cash and cash equivalents at beginning of period	783,366	449,388

Cash and cash equivalents at end of period	$903,584	$567,026

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$—	$23,906

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$19,532	$3,664

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31.  Fiscal 2007 is a 52-week year ending on March 31, 2007.  Fiscal 2006, which ended on April 1, 2006, was a 52-week fiscal year.  The first and second quarters of fiscal 2007 and 2006 were all 13-week quarters.

2.               Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140 (SFAS 155).   SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings.  This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (fiscal 2008 for Xilinx).  The Company is currently assessing the impact of SFAS 155 on its financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of fiscal 2008.  Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s financial condition or results of operations.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending March 31, 2007.  SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 2, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for Xilinx), and interim periods within those fiscal years.  The Company is currently assessing the impact of SFAS 157 on its financial condition and results of operations.

3.               Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)).  SFAS 123(R) requires the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  SFAS 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company implemented the standard using the modified-prospective method and consequently has not retroactively adjusted results for prior periods.  The Company previously accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  In addition, the Company provided the required pro forma disclosures related to its stock plans prescribed by SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

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

Stock-based compensation recognized in the first six months of fiscal 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s stock option plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan).

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS 123(R) to options granted under the Company’s stock option plans and rights to acquire stock granted under the Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands, except per share amounts)	2006	2005	2006	2005

Stock-based compensation included in:
Cost of revenues	$2,426	$—	$6,068	$—
Research and development	9,810	—	22,174	—
Selling, general and administrative	9,670	—	20,472	—
Stock-based compensation related to prior years	—	—	2,209	—
Stock-based compensation effect on income before taxes	21,906	—	50,923	—
Provision for income taxes	(5,016)	—	(11,002)	—
Net stock-based compensation effect on net income	$16,890	$—	$39,921	$—

Stock-based compensation effect on basic net income per common share	$0.05	$—	$0.11	$—

Stock-based compensation effect on diluted net income per common share	$0.05	$—	$0.11	$—

Stock-based compensation effect on cash flow from operations	$(4,174)	$—	$(13,057)	$—

Stock-based compensation effect on cash flows from financing activities	$4,174	$—	$13,057	$—

Under the direction of a Special Committee of the Board of Directors, outside counsel conducted an investigation of the Company’s historical stock option-granting practices and found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates.  Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007 related to minor differences between recorded grant dates and measurement dates for certain stock option grants between 1997 and 2006.  This one-time charge did not have a material effect on the Company’s historical financial statements, and, thus, the Company did not restate its financial statements for prior years.  See Note 14 for additional information about the conclusion of the investigation, which arose in response to the stockholder derivative complaints and a notification by the SEC of an informal inquiry into the Company’s historical stock option-granting practices.

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first six months of fiscal 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million has been recorded as a credit to additional paid-in-capital.  The total stock-based compensation released from the inventory capitalization during the second quarter of fiscal 2007 was $400 thousand ($1.7 million for the first six months of fiscal 2007), which resulted in an ending inventory balance of $2.8 million related to stock-based compensation at September 30, 2006.  During the second quarter of fiscal 2007, the tax benefit realized for the tax deduction from option exercises and other awards totaled $4.2 million ($13.2 million for the first six months of fiscal 2007).  As of September 30, 2006, total unrecognized stock-based compensation costs related to stock options and Stock Purchase Plan was $113.5 million and $26.3 million, respectively.  The total unrecognized stock-based compensation cost for stock options and Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.6 years and 0.9 years, respectively.

Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only alternative allowed under SFAS 123, as amended by SFAS 148.  Stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three and six months ended October 1, 2005 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, the Stock Purchase Plan was deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption.

Pro forma information required under SFAS 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, was as follows:

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	Oct. 1, 2005	Oct. 1, 2005

Net income as reported	$85,598	$162,439

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(19,621)	(40,975)

Pro forma net income	$65,977	$121,464

Net income per share:
Basic-as reported	$0.25	$0.46

Basic-pro forma	$0.19	$0.35

Diluted-as reported	$0.24	$0.45

Diluted-pro forma	$0.18	$0.34

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model.  In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted.  Previously, the Company used only historical volatility in deriving its volatility assumption.  Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding.  Calculated under SFAS 123(R) (SFAS 123 for fiscal 2006), the per share weighted-average fair values of stock options granted during the second quarter of fiscal 2007 was $8.94 ($8.19 for the second quarter of fiscal 2006) and for the first six months of fiscal 2007 was $9.02 ($7.92 for the first six months of fiscal 2006). The fair value of stock options granted in fiscal 2007 and 2006 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended			Six Months Ended
	Sept. 30, 2006	Oct. 1, 2005		Sept. 30, 2006	Oct. 1, 2005

Expected life of options (years)	6.4	5.0		6.3 to 6.4	4.9 to 5.0
Expected stock price volatility	0.36 to 0.39	0.29 to 0.33		0.33 to 0.39	0.29 to 0.36
Risk-free interest rate	4.7 to 5.2%	3.9 to 4.2%		4.7 to 5.2%	3.7 to 4.2%
Dividend yield	1.6%	1.0.	%	1.6%	1.0 to 1.1%

Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year.  The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the second quarter of fiscal 2007 and 2006 were $5.98 and $7.67, respectively.  The fair value of stock purchase plan rights granted in the second quarter of fiscal 2007 and 2006 were estimated at the date of grant using the following weighted-average assumptions:

	2007	2006
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.37 to 0.38	0.27 to 0.37
Risk-free interest rate	5.0 to 5.1%	2.7 to 4.0%
Dividend yield	1.6 to 1.8%	1.2 to 1.4%

Options outstanding that have vested and are expected to vest in future periods as of September 30, 2006 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e. exercisable)	43,492	$32.02	4.57	$85,418
Expected to vest	15,935	$27.32	8.72	582
Total vested and expected to vest	59,427	$30.76	5.68	$86,000

Total outstanding	60,639	$30.66	5.75	$86,062

(1) These amounts represent the difference between the exercise price and $21.95, the closing price per share of Xilinx’s stock on September 29, 2006, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized.  Options with a fair value of $25.3 million completed vesting during the second quarter of fiscal 2007 and options with a fair value of $50.8 million completed vesting during the first six months of fiscal 2007.

A summary of the Company’s option plans activity and related information are as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted- Average Exercise Price Per Share
April 2, 2005	33,754	60,643	$30.18
Granted	(8,489)	8,489	$25.91
Exercised	—	(6,090)	$11.71
Forfeited/cancelled/expired	3,212	(3,212)	$38.64
April 1, 2006	28,477	59,830	$30.99
Granted	(6,920)	6,920	$23.09
Exercised	—	(2,915)	$12.77
Forfeited/cancelled/expired	3,196	(3,196)	$36.74
September 30, 2006	24,753	60,639	$30.66

The total pre-tax intrinsic value of options exercised during the three months and six months ended September 30, 2006 was $11.3 million and $35.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan and authorized 10.0 million shares to be reserved for issuance thereunder.  Since the new plan is not effective until January 1, 2007, the 10.0 million shares to be reserved for issuance are not included as shares available for options in the table above.  The 2007 Equity Incentive Plan will replace the Company’s 1997 Stock Option Plan (which expires on May 6, 2007) and the Supplemental Stock Option Plan.  See Appendix A to the Company’s 2006 Proxy Statement for the full text of the 2007 Equity Incentive Plan.

Under the Stock Purchase Plan, employees purchased 885 thousand shares for $15.3 million in the second quarter of fiscal 2007 and 631 thousand shares for $15.2 million in the second quarter of fiscal 2006.  The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2007.  On July 26, 2006, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 2.0 million shares.  At September 30, 2006, 9.1 million shares were available for future issuance out of 36.5 million shares authorized.

4.               Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.  The total shares used in the denominator of the diluted net income per common share calculation includes 3.8 million and 5.9 million common equivalent shares attributable to outstanding stock options for the second quarter and the first six months of fiscal 2007, respectively, that are not included in basic net income per common share.  For the second quarter and the first six months of fiscal 2006, the total shares used in the denominator of the diluted net income per common share calculation includes 7.1 million and 7.2 million common equivalent shares attributable to outstanding stock options, respectively.

Outstanding out-of-the-money stock options to purchase approximately 52.3 million and 40.3 million shares, for the second quarter and the first six months of fiscal 2007, respectively, under the Company’s stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive.  These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.  For the second quarter and the first six months of fiscal 2006, respectively, 29.8 million and 30.0 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Sept. 30,	April 1,
(In thousands)	2006	2006

Raw materials	$30,106	$10,390
Work-in-process	119,547	137,939
Finished goods	49,305	52,700
	$198,958	$201,029

6.               Investment in United Microelectronics Corporation

At September 30, 2006, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $76.7 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	Sept. 30, 2006		April 1, 2006
	Adjusted	Fair	Adjusted	Fair
(In thousands)	Cost	Value	Cost	Value
Current portion	$11,042	$11,506	$32,235	$37,285
Long-term portion	62,537	65,164	206,807	239,209
Total investment	$73,579	$76,670	$239,042	$276,494

During the second quarter of fiscal 2007, the Company sold 305.5 million shares of its UMC investment for approximately $171.5 million in cash, resulting in a gain of approximately $6.0 million.  The gain is included in interest income and other, net in the consolidated statements of income.

During the first six months of fiscal 2007, the fair value of the UMC investment decreased by $199.8 million, including the sale of shares noted above.  The fair value of the Company’s total UMC investment decreased by $187.6 million during the three months ended September 30, 2006, including the sale of shares noted above.  At September 30, 2006, the Company recorded a total of $1.2 million of deferred tax liabilities and a $1.9 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.  As of September 30, 2006, the Company classified $11.5 million in fair value ($11.0 million in adjusted cost) of the UMC investment as short-term because the Company intends to sell this portion of the investment within the next 12 months.

7.               Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with financial institutions.  During the first quarter of fiscal 2007, the Company completed its $350.0 million repurchase program announced in April 2005 by repurchasing 2.8 million shares for $73.9 million.  On February 9, 2006, the Board authorized the repurchase of up to an additional $600.0 million of common stock.  This share repurchase program has no stated expiration date.  Through September 30, 2006, the Company had repurchased $176.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization.  Between both repurchase programs the Company repurchased a total of $250.0 million of common stock during the six months ended September 30, 2006.  Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at September 30 or April 1, 2006.

During the first six months of fiscal 2007 and 2006, the Company entered into stock repurchase agreements with independent financial institutions.  Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $100.0 million for the second quarter of fiscal 2007 ($200.0 million for the first six months of fiscal 2007) and $50.0 million for the second quarter of fiscal 2006 ($100.0 million for the first six months of fiscal 2006).  These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during the contract period, less a specified discount.  As of September 30, 2006 and October 1, 2005, no up-front payment balances remained under these agreements.  In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended, Xilinx entered into other agreements with the same independent financial institutions within the first and second quarters of fiscal 2007 and 2006 to repurchase additional shares on its behalf.

During the second quarter and the first six months of fiscal 2007, the Company repurchased a total of 5.9 million and 10.6 million shares of common stock for $125.0 million and $250.0 million, respectively, including the amounts purchased by the financial institutions and remitted to the Company.  During the second quarter and the first six months of fiscal 2006, the Company repurchased a total of 3.0 million and 5.5 million shares of common stock for $82.9 million and $149.7 million, respectively, including the amounts purchased by the financial institutions and remitted to the Company.

8.               Impairment Loss

The Company recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies.  This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower per share price.

9.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands)	2006	2005	2006	2005

Net income	$93,046	$85,598	$175,537	$162,439
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(8,437)	(9,382)	(17,824)	23,193
Reclassification adjustment for losses on available-for-sale securities, net of tax, included in earnings	1,998	611	2,455	895
Net change in unrealized gain (loss) on hedging transactions, net of tax	277	(301)	(176)	(420)
Net change in cumulative translation adjustment	(206)	331	1,249	(731)
Comprehensive income	$86,678	$76,857	$161,241	$185,376

The components of accumulated other comprehensive income at September 30, 2006 and April 1, 2006 are as follows:

	Sept. 30,	April 1,
(In thousands)	2006	2006

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(573)	$14,797
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(58)	118
Accumulated cumulative translation adjustment	2,144	894
Accumulated other comprehensive income	$1,513	$15,809

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at September 30, 2006, primarily reflects the decrease in value of the UMC investment since April 1, 2006 (see Note 6).  In addition, the unrealized loss on the Company’s short-term and long-term investments decreased by $9.6 million during the six months ended September 30, 2006.

10.         Significant Customers and Concentrations of Credit Risk

In July 2005, two of the Company’s distributors, Avnet, Inc. (Avnet) and the Memec Group (Memec), consolidated and merged into one entity, with Avnet as the surviving company.  As of September 30, 2006, the combined Avnet/Memec entity accounted for 85% of the Company’s total accounts receivable.  Resale of product through this combined entity accounted for 68% of the Company’s worldwide net revenues in both the second quarter and the first six months of fiscal 2007.  Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70% and 72% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2006, respectively.

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

11.         Income Taxes

The Company recorded tax provisions of $26.2 million and $51.2 million for the second quarter and the first six months of fiscal 2007, respectively, representing effective tax rates of 22% and 23%, respectively.  The Company recorded tax provisions of $12.7 million and $35.6 million for the second quarter and the first six months of fiscal 2006, respectively, representing effective tax rates of 13% and 18%, respectively.  When compared to the second quarter of fiscal 2007, the lower effective tax rate for the second quarter of fiscal 2006 reflects a tax benefit resulting from the favorable ruling by the U.S. Tax Court (Tax Court) for Xilinx in its litigation with the Internal Revenue Service (IRS) for fiscal 1996 to 1999.  The effective tax rate in the first six months of fiscal 2006 was positively impacted by the favorable Tax Court decision and by an increase in tax credits for research and development and affordable housing.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company was examined by the IRS for its fiscal 1996 through 2001 tax years.  All issues were settled with the exception of issues related to the cost sharing of stock options.  On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement, and thus, the Company has no tax, interest or penalties due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals.  The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly.  Management has assessed the risk of loss, and determined that that no accrual is required.  If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million.  Of that amount, only $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital.  The Company would also be required to reverse $3.0 million of interest income accrued to date on prepayments to the IRS.

12.         Commitments

Xilinx leases some of its facilities and office buildings under operating leases that expire at various dates through July 2016.  During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore.  The lease cost was settled in an up-front payment in June 2006.  Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under operating leases are as follows:

Years ending March 31,	(In thousands)
2007 (remaining six months)	$4,356
2008	6,325
2009	5,321
2010	3,996
2011	2,848
Thereafter	3,212
$26,058

Most of the Company’s leases contain renewal options for varying terms.  Rent expense, net of rental income, under all operating leases was $2.0 million and $3.9 million for the second quarter and the first six months of fiscal 2007, respectively.  Rent expense, net of rental income, under all operating leases was $1.6 million and $3.3 million for the second quarter and the first six months of fiscal 2006, respectively.

In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters.  As of September 30, 2006, approximately $31.0 million of the Company’s investment commitment remains outstanding.  The project is expected to be completed in June 2007.

Other commitments at September 30, 2006 totaled $71.0 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services.  The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of September 30, 2006, the Company also has $26.5 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2010.

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

	Six Months Ended
	Sept. 30,	Oct. 1,
(In thousands)	2006	2005

Balance at beginning of period	$893	$—
Provision	2,420	611
Utilized	(2,510)	(116)
Balance at end of period	$803	$495

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

14.         Contingencies

Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal (Appeal) that it appeals to the U.S. Court of Appeal for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly.  Management has assessed the risk of loss, and determined that that no accrual is required (see Note 11).

The IRS recently notified the Company that they will audit the Company’s fiscal 2005 income tax return.

SEC Informal Inquiry

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  The notice included an informal request for documents.  The Company produced documents to the SEC and on August 31, 2006, outside counsel and the Company presented to the SEC the results of outside counsel’s investigation into historical stock option-granting practices performed at the direction of a Special Committee of the Board of Directors. Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge was based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. The Special Committee and the Board of Directors declared the investigation to be concluded.

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

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the U.S. District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options.  The complaint also alleges that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the U.S. District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers. The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleges that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information.  The complaint also alleges that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006.  In addition, the complaint alleges that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The Company’s Board of Directors is reviewing the allegations in both derivative complaints. The Company is named as a nominal defendant in both actions; however, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.  The Company is required under contracts with the defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.  Efforts are underway to consolidate these two actions into one case.  Neither the likelihood, nor the amount, of any potential exposure to the Company for such fees and costs is estimable at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

15.         Goodwill and Acquisition-Related Intangibles

As of September 30, 2006 and April 1, 2006, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	Sept. 30,	April 1,
(In thousands)	2006	2006	Amortization Life

Goodwill-gross	$176,463	$176,608
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$124,939	$125,084

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,257	24,116
Noncompete agreements-net	47	188

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	17,010	15,288
Patents-net	5,742	7,464

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	46,175	43,959
Miscellaneous intangibles-net	12,783	14,999

Total acquisition-related intangibles-gross	106,014	106,014
Less accumulated amortization	87,442	83,363
Total acquisition-related intangibles-net	$18,572	$22,651

The goodwill balance at September 30, 2006, compared to the balance at April 1, 2006, reflects the reduction for a tax adjustment related to RocketChips’ goodwill.

Amortization expense for all intangible assets for the second quarter and the first six months of fiscal 2007 was $2.0 million and $4.1 million, respectively.  For the second quarter and the first six months of fiscal 2006, amortization expense for all intangible assets was $1.8 million and $3.6 million, respectively.  Intangible assets are amortized on a straight-line basis.  Based on the carrying value of acquisition-related intangibles recorded at September 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2007 (remaining six months) - $3.9 million; 2008 - $6.8 million; 2009 - $5.4 million; 2010 - $1.5 million; 2011 - $1.0 million.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin.  Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet, and valuation and recognition of stock-based compensation, which impacts gross margin, research and development expenses, and selling, general and administrative expenses.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities.  At September 30, 2006, the Company had debt securities with a fair value of $1.6 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $76.7 million, and strategic investments in non-marketable equity securities of $18.2 million.

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

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers.  For the first six months of fiscal 2007, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer.  Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate distributor data and verify that the reported information is accurate.  Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Total stock-based compensation during the first six months of fiscal 2007 related to the adoption of SFAS 123(R) was $48.7 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of APB 25.

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  The effect of forfeiture adjustments in the first and second quarters of fiscal 2007 was insignificant.  The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Second quarter and first six months of fiscal 2007 compared to the second quarter and first six months of fiscal 2006

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.7	38.6	39.3	38.8
Gross Margin	61.3	61.4	60.7	61.2

Operating Expenses:
Research and development	20.5	20.0	20.4	19.7
Selling, general and administrative	20.4	19.5	20.0	19.1
Amortization of acquisition-related intangibles	0.5	0.4	0.5	0.5
Stock-based compensation related to prior years	0.0	0.0	0.2	0.0
Litigation settlements and contingencies	0.0	0.8	0.0	0.4
Total operating expenses	41.4	40.7	41.1	39.7

Operating Income	19.9	20.7	19.6	21.5

Impairment loss on investments	0.0	0.0	0.0	0.0
Interest income and other, net	5.6	4.0	4.3	3.1

Income Before Income Taxes	25.5	24.7	23.9	24.6

Provision for income taxes	5.6	3.2	5.4	4.4

Net Income	19.9%	21.5%	18.5%	20.2%

In addition to disclosing financial results calculated in accordance with U.S. GAAP, the Company’s results of operations also contain non-GAAP financial measures as shown below that exclude the effects of stock-based compensation and the requirements of SFAS 123(R).  The non-GAAP financial measures used by management and disclosed by the Company exclude the statement of income effects of all forms of stock-based compensation and the effects of SFAS 123(R) upon the number of diluted shares used in calculating non-GAAP net income per share.  These non-GAAP financial measures are not in accordance with or an alternative for GAAP measures and may be different from, and therefore not comparable to, non-GAAP measures used by other companies.  The Company has provided a reconciliation below of the non-GAAP financial measures to the most directly comparable GAAP financial measures.  Xilinx believes that the presentation of these non-GAAP measures, when shown in conjunction with the corresponding GAAP measures and our reconciliations, provides useful information to management and investors regarding financial and business trends relating to Xilinx’s financial condition and results of operations.  Xilinx management uses these non-GAAP financial measures, in addition to the corresponding GAAP measures, in its internal reviews of the financial results of the Company, its presentations of results and forecasts to the Board of Directors and its establishment of internal budgets.  Management believes that the use of these non-GAAP financial measures provides consistency and comparability with periods prior to the adoption of SFAS 123(R) and facilitates comparisons to internal performance forecasts and comparisons with other companies in our industry that separately identify stock-based compensation.  Management further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific, identified charges that impact different line items in the statements of income (including cost of revenues, research and development, and selling, general and administrative expenses), it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments.  In particular, as Xilinx begins to apply SFAS 123(R), the Company believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are being reflected on the Company’s statements of income.  By providing diluted net income per share that excludes stock-based compensation, this enables investors to evaluate diluted net income per share compared to prior periods.  Especially in Xilinx’s first year of applying the provisions of SFAS 123(R), the Company does not believe that diluted net income per share as reported in its statements of income is comparable to prior year amounts.

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

The following tables present non-GAAP financial measures, which exclude the effects of stock-based compensation, and reconciliations from the most directly comparable GAAP measure:

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	Sept. 30, 2006	Sept. 30, 2006

GAAP net income	$93,046	$175,537
Adjustment for stock-based compensation within:
Cost of revenues	2,426	6,068
Research and development	9,810	22,174
Selling, general and administrative	9,670	20,472
Stock-based compensation related to prior years	—	2,209
Provision for income taxes	(5,016)	(11,002)
Non-GAAP net income	$109,936	$215,458

GAAP diluted net income per common share	$0.27	$0.51
Adjustment for stock-based compensation	0.05	0.11
Non-GAAP diluted net income per common share	$0.32	$0.62

Shares used in GAAP diluted net income per common share calculation	343,192	346,734
Adjustment for stock-based compensation	(739)	(1,855)
Shares used in non-GAAP diluted net income per common share calculation	342,453	344,879

Net Revenues

Net revenues of $467.2 million in the second quarter of fiscal 2007 represented a 17% increase from the comparable prior year period of $398.9 million.  Net revenues for the first six months of fiscal 2007 were $948.5 million, an 18% increase from the prior year comparable period of $804.3 million.  The increases in net revenues in the second quarter and the first six months of fiscal 2007 were a result of continued strong customer demand for our New Products.  Increased unit sales during the second quarter and the first six months of fiscal 2007 compared to the comparable prior year periods were partially offset by normal declines in average unit selling prices.

No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products.  These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology.  The most recent adjustment was made on July 2, 2006, which was the beginning of our second quarter of fiscal 2007.  Amounts for the prior periods presented have been reclassified to conform to the new categorization.  New Products, as currently defined, include our most recent product offerings and include the Virtex™-5, Virtex-4, Spartan-3™E, Spartan-3, and CoolRunner™-II products.  Mainstream Products include the Virtex-II Pro, Virtex-II, Spartan-IIE, Spartan-II, CoolRunner and Virtex-E products.  Base Products consist of our mature product families and include the XC3000, XC3100, XC4000, XC4000XL, XC4000XLA, XC4000XV, XC4000E, XC4000EX, XC5200, XC9500, XC9500XL, XC9500XV, Virtex, Spartan-XL and Spartan products.  Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs - programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues by product categories for the second quarter and the first six-months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 30,	Oct. 1,	%	Sept. 30,	Oct. 1,	%
(In millions)	2006	2005	Change	2006	2005	Change

New Products	$104.1	$46.2	125%	$192.0	$72.2	166%
Mainstream Products	254.0	240.7	6%	536.5	502.7	7%
Base Products	82.1	87.8	(6)%	165.7	179.8	(8)%
Support Products	27.0	24.2	12%	54.3	49.6	9%
Total Net Revenues	$467.2	$398.9	17%	$948.5	$804.3	18%

New Products continue to lead our revenue growth.  The increases in New Products net revenues were a result of continued strong market acceptance of these products, primarily Virtex-4, Spartan-3/3E and CoolRunner-II, across a broad base of end markets.  Our 90-nanometer products, which include our high-performance, high-density Virtex-4 family and our high-volume, low-cost Spartan-3 and Spartan-3E families, contributed to the majority of the revenue growth in New Products in the second quarter and the first six months of fiscal 2007.  We expect that sales of New Products will continue to increase over time due to continued customer adoption of these products, the introduction of next generation products by Xilinx and customers’ programs going into volume production.

Net revenues from Mainstream Products increased in the second quarter and the first six months of fiscal 2007 compared to the same periods last year primarily because of increases in Virtex-II Pro, which offset some declines in sales of some of our older products including Spartan-II, Virtex-E and Virtex-II.

Net revenues from Base Products declined in the second quarter and the first six months of fiscal 2007 from the comparable prior year periods as older XC4000 families were negatively impacted by some programs that reached the end of their lifecycle.  It is common for Base Product revenues to decrease as products within this category mature and approach end of life.

Net revenues from Support Products increased in the second quarter and the first six months of fiscal 2007 from the comparable prior year periods due to strength in our configuration solutions (serial PROMs) and software products.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products.  This may differ from the geographic location of the end customers.  Net revenues by geography for the second quarter and the first six months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 30,	Oct. 1,	%	Sept. 30,	Oct. 1,	%
(In millions)	2006	2005	Change	2006	2005	Change

North America	$187.8	$163.5	15%	$378.1	$328.8	15%
Europe	105.7	79.0	34%	219.4	159.2	38%
Japan	56.7	65.8	(14)%	110.3	123.2	(10)%
APAC/ROW	117.0	90.6	29%	240.7	193.1	25%
Total Net Revenues	$467.2	$398.9	17%	$948.5	$804.3	18%

Net revenues increased in all geographies for the second quarter and first six months of fiscal 2007 compared to the same periods a year ago with the exception of Japan.

Net revenues in North America increased in the second quarter and the first six months of fiscal 2007 from the comparable prior year periods with strength coming from the Communications, Consumer and Industrial and Other end markets, particularly wireless infrastructure, audio/video broadcast and defense applications.

Net revenues in Europe increased in the second quarter and the first six months of fiscal 2007 from the comparable prior year periods with strength coming from the Communications and Industrial and Other end markets, particularly wired and wireless infrastructure and test and measurement applications.

Net revenues in Asia Pacific/Rest of World (APAC/ROW) also increased from the comparable prior year periods with strength coming from the wired and wireless Communications and Consumer end markets.

Net revenues in Japan declined in the second quarter of fiscal 2007 compared to the same period last year mainly due to weakness in wireline applications in Japan.  Net revenues in Japan declined in the first six months of fiscal 2007 compared to the same period last year due to weakness from wireless, wireline and test and measurement applications.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets.  Beginning with the quarter ended September 30, 2006, we changed the name of the “Storage and Servers” category to “Data Processing” to more accurately depict the type of applications found in this category.  We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive, and Data Processing.  The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the second quarter and the first six months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 30,	Oct. 1,	% Change	Sept. 30,	Oct. 1,	% Change
(% of total net revenues)	2006	2005	in Dollars	2006	2005	in Dollars
Communications	45%	48%	10%	47%	50%	11%
Industrial and Other	29	24	37%	27	23	40%
Consumer and Automotive	16	15	28%	16	14	30%
Data Processing	10	13	(6)%	10	13	(9)%
Total Net Revenues	100%	100%	17%	100%	100%	18%

Net revenues in Communications increased in the second quarter of fiscal 2007 from the comparable prior year period due to improved business conditions in wireless communication applications.  Net revenues in Communications increased in the first six months of fiscal 2007 from the comparable prior year period due to improved business conditions in both wireless and wireline communication applications.  Even though Communications grew from the prior year periods, several of the other end markets grew faster, resulting in Communications dropping to 45% of total net revenues.

Net revenues from Industrial and Other grew more than any other end market in the second quarter and the first six months of fiscal 2007 due to strength in defense, industrial, scientific and medical applications as well as in test and measurement applications.  Sales from defense applications were particularly strong, increasing to more than 10% of total net revenues in the second quarter of fiscal 2007.

Net revenues in Consumer and Automotive also increased in the second quarter and the first six months of fiscal 2007 from the comparable prior year periods.  Consumer, automotive and audio/video broadcast applications all posted growth versus the same periods a year ago.

Net revenues from Data Processing declined in the second quarter and the first six months of fiscal 2007 compared to the same periods last year primarily because of weakness in the storage business, which more than offset strength in computing and data processing applications.

Gross Margin

The following table presents non-GAAP gross margin, which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In millions)	2006	2005	2006	2005
Gross Margin, as reported	$286.6	$245.0	$575.9	$491.9
% of Net Revenues	61.3%	61.4%	60.7%	61.2%
Stock-Based Compensation	$2.4	$—	$6.1	$—
Non-GAAP Gross Margin	$289.0	$245.0	$582.0	$491.9
Non-GAAP % of Net Revenues	61.9%	61.4%	61.4%	61.2%

Gross Margin declined from 61.4% to 61.3% in the second quarter of fiscal 2007 and from 61.2% to 60.7% during the first six months of fiscal 2007 compared to the same periods last year.  The declines were due to the impact of stock-based compensation expense.  Gross margin, excluding stock-based compensation, was 61.9% in the second quarter and 61.4% during the first six months of fiscal 2007.  Favorable yields, predominantly in New Products, and generally lower manufacturing costs resulted in an improvement in gross margin.

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

Research and Development

The following table presents non-GAAP research and development (R&D) expenses, which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure.

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In millions)	2006	2005	2006	2005
Research and Development, as reported	$96.0	$80.0	$193.5	$158.7
% of Net Revenues	21%	20%	20%	20%
Stock-Based Compensation	$9.8	$—	$22.2	$—
Non-GAAP Research and Development	$86.2	$80.0	$171.3	$158.7
Non-GAAP % of Net Revenues	18%	20%	18%	20%

R&D spending increased $16.0 million or 20% during the second quarter and $34.8 million or 22% during the first six months of fiscal 2007 compared to the same periods last year.  These increases were primarily due to stock-based compensation and expenses related to investments in resources to support new product development, particularly in the areas of digital signal processing (DSP) and embedded processing.

We plan to continue to invest in R&D efforts in a wide variety of areas such as 65-nanometer and more advanced process development, IP cores, DSP, embedded processing and the development of new design and layout software.

Selling, General and Administrative

The following table presents non-GAAP selling, general and administrative (SG&A) expenses, which excludes the effects of stock-based compensation, and a reconciliation from the most directly comparable GAAP measure.

	Three Months Ended		Six Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In millions)	2006	2005	2006	2005
Selling, General and Administrative, as reported	$95.5	$77.7	$189.9	$153.7
% of Net Revenues	20%	20%	20%	19%
Stock-Based Compensation	$9.7	$—	$20.5	$—
Non-GAAP Selling, General and Administrative	$85.8	$77.7	$169.4	$153.7
Non-GAAP % of Net Revenues	18%	20%	18%	19%

SG&A expenses increased $17.8 million or 23% during the second quarter and $36.2 million or 24% during the first six months of fiscal 2007 compared to the same periods last year.  These increases were attributable to stock-based compensation, expenses related to increased headcount and legal related costs.

Amortization of Acquisition-Related Intangibles

	Three Months Ended				Six Months Ended
	Sept. 30,	Oct. 1,	$	%	Sept. 30,	Oct. 1,	$	%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Amortization	$2.0	$1.8	$0.2	16%	$4.1	$3.5	$0.6	16%

Amortization expense was primarily related to the intangible assets acquired from the RocketChips, Triscend, HDI and AccelChip acquisitions.  Amortization expense for these intangible assets increased slightly for the second quarter and the first six months of fiscal 2007 from the same periods last year due to the acquisition of AccelChip in January 2006.  We expect amortization of acquisition-related intangibles to be approximately $8.0 million for fiscal 2007 compared with $7.0 million for fiscal 2006.

Stock-Based Compensation Related to Prior Years

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  At the direction of a Special Committee of the Board of Directors, outside counsel conducted an investigation into the Company’s historical option granting practices. Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge is based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. This one-time charge did not have a material effect on the Company’s historical financial statements, and therefore there is no restatement necessary to the Company’s financial statements for any prior periods.

The income tax effect of the charge resulted in a benefit of $650 thousand, which was recorded to income tax expense.  The Company assessed the implications of applicable income tax rules that may affect the Company.  The tax benefit recorded is net of such potential costs.

Litigation Settlements and Contingencies

The Company accrued amounts that represented anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies” including an increase of $3.2 million in the second quarter of fiscal 2006.

Impairment Loss on Investments

We recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies.  This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower per share price.

Interest Income and Other, Net

	Three Months Ended				Six Months Ended
	Sept. 30,	Oct. 1,	$	%	Sept. 30,	Oct. 1,	$	%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Interest Income and Other, Net	$26.1	$15.9	$10.2	64%	$41.0	$25.3	$15.7	62%
% of Net Revenues	6%	4%			4%	3%

The increase in interest income and other, net over the prior year’s comparable periods was due to higher yields resulting from an increase in interest rates, an increase of approximately $4.2 million in dividend income from the UMC investment compared to the prior year, and a gain of approximately $6.0 million from the sale of a portion of the Company’s UMC investment which was partially offset by portfolio capital losses.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	Sept. 30,	Oct. 1,	$	%	Sept. 30,	Oct. 1,	$	%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Provision for Income Taxes	$26.2	$12.7	$13.5	106%	$51.2	$35.6	$15.6	44%
% of Net Revenues	6%	3%			5%	4%
Effective Tax Rate	22%	13%			23%	18%

Xilinx recorded a net tax benefit of approximately $5.3 million from items unique to the second quarter of fiscal 2006.  On a net basis, there were no material items unique to the second quarter of fiscal 2007. The decrease in tax benefit from unique items, the effect of non-deductible stock-based compensation expense, and suspension of the federal R&D credit resulted in a greater effective tax rate in the second quarter and the first six months of fiscal 2007 compared to the prior year periods.

The lower effective tax rate for the second quarter and the first six months of fiscal 2006 was positively impacted by a $9.4 million tax benefit resulting from the favorable ruling by the Tax Court for Xilinx in its litigation with the IRS for fiscal 1996 to 1999.

The Company was examined by the IRS for its fiscal 1996 through 2001.  All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland.  On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement.  Accordingly, there are no additional taxes, penalties or interest due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals.  The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly. See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.  The combination of cash, cash equivalents and short-term and long-term investments at September 30, 2006 and April 1, 2006 totaled $1.8 billion and $1.6 billion, respectively.  As of September 30, 2006, we had cash, cash equivalents and short-term investments of $1.2 billion and working capital of $1.5 billion.  As of April 1, 2006, cash, cash equivalents and short-term investments were $1.0 billion and working capital was $1.3 billion.

Operating Activities - During the first six months of fiscal 2007, our operations generated net positive cash flow of $272.8 million, which was $57.3 million higher than the $215.5 million generated during the first six months of fiscal 2006.  The positive cash flow from operations generated during the first six months of fiscal 2007 was primarily from net income as adjusted for noncash related items and decreases in prepaid expenses and other current assets and an increase in income taxes payable.  These items were partially offset by a decrease in deferred income on shipments to distributors.  Accounts receivable decreased by $8.0 million from the levels at April 1, 2006, due to a decrease in net shipments and weaker linearity of shipments to distributors during the three months ended September 30, 2006 as compared to the three months ended April 1, 2006.  Days sales outstanding decreased to 36 days at September 30, 2006 from 41 days at April 1, 2006.  Our inventory levels were $2.1 million lower at September 30, 2006 compared to April 1, 2006.  Combined inventory days at Xilinx and distribution decreased to 123 days at September 30, 2006 from 145 days at April 1, 2006, which was due to an increase in cost of revenues due to the revenue growth and a slight decrease in inventory levels.  The decrease in deferred income on shipments to distributors for the first six months of fiscal 2007 was due to an inventory reduction in the distribution channel.

For the first six months of fiscal 2006, the net positive cash flow from operations was primarily from net income adjusted for non-cash related items, a decrease in accounts receivable and an increase in accounts payable.  These items were partially offset by the increases in inventories, prepaid expenses and other current assets, and other assets.

Investing Activities - Net cash provided by investing activities of $89.9 million during the first six months of fiscal 2007 included net proceeds from the sale and maturity of available-for-sale securities of $117.9 million, including $171.5 million of net proceeds from the sale of a portion of the UMC investment in the second quarter of fiscal 2007.  These items were partially offset by $27.0 million for purchases of property, plant and equipment and $1.0 million for other investing activities.  Net cash provided by investing activities of $56.6 million during the first six months of fiscal 2006 included net proceeds from the sale and maturity of available-for-sale securities of $102.8 million, which was partially offset by $30.7 million for purchases of property, plant and equipment and $15.5 million for other investing activities, primarily related to affordable housing credit investments.

Financing Activities - Net cash used in financing activities was $242.5 million in the first six months of fiscal 2007 and consisted of $250.0 million for the repurchase of common stock and $61.2 million for dividend payments to stockholders.  These items were partially offset by $55.6 million of proceeds from the issuance of common stock under employee stock plans and $13.1 million for excess tax benefits from stock-based compensation.  For the comparable fiscal 2006 period, net cash used in financing activities was $154.4 million and consisted of $151.4 million for the repurchase of common stock and $49.1 million for dividend payments to stockholders, which were partially offset by $46.1 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity decreased $30.7 million during the first six months of fiscal 2007.  The decrease was attributable to the repurchase of common stock of $250.0 million, the payment of dividends to stockholders of $61.2 million and the combination of unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, and hedging transaction loss totaling $15.5 million.  The decreases were partially offset by the $175.5 million in net income for the first six months of fiscal 2007, the issuance of common stock under employee stock plans of $52.4 million, stock-based compensation related amounts totaling $53.7 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $13.2 million and cumulative translation adjustment of $1.2 million.

Contractual Obligations

We lease some of our facilities and office buildings under operating leases that expire at various dates through July 2016.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of September 30, 2006.

In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters.  As of September 30, 2006, approximately $31.0 million of our investment commitment remains outstanding.  The project is expected to be completed in June 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of September 30, 2006, we have $71.0 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of September 30, 2006, the Company also has $26.5 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property.  License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 25, 2006, our Board of Directors declared an increase in the dividend rate on our common stock from $0.07 to $0.09 per common share for the first quarter of fiscal 2007.  The dividend was paid on May 31, 2006 to stockholders of record on May 10, 2006.  In addition, on July 26, 2006, our Board of Directors declared a cash dividend of $0.09 per common share for the second quarter of fiscal 2007 which was paid on September 6, 2006 to stockholders of record on August 16, 2006.  On October 18, 2006, our Board of Directors declared a cash dividend of $0.09 per common share for the third quarter of fiscal 2007 which is payable on December 6, 2006 to stockholders of record on November 15, 2006.  For fiscal 2006, the Board of Directors declared four quarterly common stock dividends of $0.07 per share each for a total of $0.28 per share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.6 billion at September 30, 2006.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes municipal bonds, floating rate notes, asset-backed and mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at September 30, 2006 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $8.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.  As of September 30, 2006, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Singapore dollar	$33,210
Euro	22,077
Japanese Yen	3,437
$58,724

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at September 30, 2006.  The contracts expire at various dates between October 2006 and June 2007.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 30, 2006 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $13.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at September 30, 2006 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date.  This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $76.7 million at September 30, 2006 as compared to our adjusted cost basis of approximately $73.6 million.  The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars.  Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 10% favorable or unfavorable change in UMC’s stock price compared to the stock price at September 30, 2006 would have affected the value of our investment in UMC by less than $8.0 million.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Internal Revenue Service

The IRS audited and issued proposed adjustments to the Company for fiscal 1996 through 2001.  The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000.  The Company filed a Tax Court petition with respect to fiscal 1996 through 1998 on March 26, 2001, with respect to fiscal 1999 on January 14, 2002 and with respect to fiscal 2000 on January 16, 2003.  In addition, the IRS proposed adjustments to the Company’s net operating loss for fiscal 2001.  To date, all issues have been settled with the IRS except as described in the following paragraph.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options is to be included in the cost sharing agreement, and thus, the Company has no tax, interest, or penalties due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals.

SEC Informal Inquiry

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  The notice included an informal request for documents.  The Company produced documents to the SEC and on August 31, 2006, outside counsel and the Company presented to the SEC the results of outside counsel’s investigation into historical stock option-granting practices performed at the direction of a Special Committee of the Board of Directors. Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge was based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. The Special Committee and the Board of Directors declared the investigation to be concluded.

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

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the U.S. District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options.  The complaint also alleges that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the U.S. District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleges, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleges that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information.  The complaint also alleges that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006.  In addition, the complaint alleges that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The Company’s Board of Directors is reviewing the allegations in both derivative complaints. The Company is named as a nominal defendant in both actions; however, because the plaintiffs purport to bring these claims on the Company’s behalf, no relief is sought against the Company.  The Company is required under contracts with the defendants to indemnify them under certain circumstances for attorneys’ fees and expenses.  Efforts are underway to consolidate these two actions into one case.  Neither the likelihood, nor the amount, of any potential exposure to the Company for such fees and costs is estimable at this time.

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

Potential Effect of Global Economic and Political Conditions

Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments.  Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business and by changes in foreign currency exchange rates affecting those countries.  For example, we have sales and operations in the Asia Pacific region, Japan and Europe.  Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future.  Sales to all direct OEMs and distributors are denominated in U.S. dollars.  While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers.  Currency instability may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations.  Increased currency volatility could also positively or negatively impact our foreign currency denominated costs, assets and liabilities.  Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

Dependence on Independent Manufacturers and Subcontractors

During the first six months of fiscal 2007, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

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

Competition

Our PLDs compete in the logic integrated circuit (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation and Actel Corporation, from the ASIC market, which has been ongoing since the inception of field programmable gate arrays (FPGAs), and from new companies that may enter the traditional programmable logic market segment.  We believe that important competitive factors in the logic industry include:

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  For example, on April 2, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the first six months of fiscal 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases.   As a result of the adoption of SFAS 123(R), our net income for the first six months of fiscal 2007 was lower than it would have been had we not been required to adopt SFAS 123(R).  This will continue to be the case for subsequent periods.  We cannot predict the effect that this negative impact on our reported operating results will have on the trading price of our common stock.  Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.  See Note 3 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about stock-based compensation.  Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

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

Litigation

See Part II, Item 1.   “Legal Proceedings.”

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the second fiscal quarter of 2007.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 2 to August 5, 2006	2,433	$21.04	2,433	$497,698

August 6 to September 2, 2006	822	$21.04	822	$480,392

September 3 to September 30, 2006	2,608	$21.67	2,608	$423,888

Total for the Quarter	5,863	$21.32	5,863

During the second quarter of fiscal 2007, the Company repurchased a total of 5.9 million shares of its common stock for $125.0 million.  On February 13, 2006, we announced a repurchase program of up to $600.0 million of common stock.  Through September 30, 2006, the Company had repurchased $176.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization.  This share repurchase program has no stated expiration date.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Xilinx, Inc.’s Annual Meeting of Stockholders of Xilinx held on July 26, 2006, stockholders elected each of the director nominees, approved an amendment to our 1990 Employee Qualified Stock Purchase Plan, approved the adoption of the 2007 Equity Incentive Plan, and ratified the appointment of our external auditors.

(1)                                  To elect seven directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Willem P. Roelandts	302,374,264	8,221,995
John L. Doyle	303,013,244	7,583,015
Jerald G. Fishman	294,515,731	16,080,528
Philip T. Gianos	293,696,575	16,899,684
William G. Howard, Jr.	294,401,011	16,195,248
J. Michael Patterson	303,968,462	6,627,797
Elizabeth W. Vanderslice	304,032,336	6,563,923

(2)                                  To approve an amendment to our 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares.

			Broker Non-
For	Against	Abstain	Votes
245,775,416	19,997,692	1,783,861	43,039,290

(3)                                  To approve the adoption of the 2007 Equity Incentive Plan and to authorize 10,000,000 shares to be reserved for issuance thereunder.

			Broker Non-
For	Against	Abstain	Votes
198,452,368	67,290,631	1,813,970	43,039,290

(4)                                  To ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as external auditors of Xilinx for the fiscal year ending March 31, 2007.

			Broker Non-
For	Against	Abstain	Votes
306,910,077	1,940,282	1,745,900	0

Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 2 and 3. Significantly fewer shares voted on each of Proposals 2 and 3 than voted on Proposal 1, the election of directors, and Proposal 4, the ratification of the selection of the Company’s external auditors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 2 and 3, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

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

XILINX, INC.

Date:	November 3, 2006	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)