Form 10-Q
period 2006-12-30
XILINX INC
filed 2007-02-02
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2006 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 23, 2007

Common Stock, $.01 par value	331,864,381

PART I.        FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net revenues	$450,725	$449,605	$1,399,267	$1,253,913
Cost of revenues	177,963	166,476	550,602	478,926
Gross margin	272,762	283,129	848,665	774,987

Operating expenses:
Research and development	96,092	81,073	289,625	239,730
Selling, general and administrative	89,973	80,683	279,853	234,414
Amortization of acquisition-related intangibles	2,007	1,536	6,069	5,047
Litigation settlements and contingencies	2,500	—	2,500	3,165
Stock-based compensation related to prior years	—	—	2,209	—
Total operating expenses	190,572	163,292	580,256	482,356

Operating income	82,190	119,837	268,409	292,631
Impairment loss on investments	(1,513)	—	(1,950)	—
Interest income and other, net	22,440	10,943	63,413	36,196

Income before income taxes	103,117	130,780	329,872	328,827

Provision for income taxes	15,608	49,811	66,826	85,419

Net income	$87,509	$80,969	$263,046	$243,408

Net income per common share:
Basic	$0.26	$0.23	$0.77	$0.70
Diluted	$0.26	$0.23	$0.76	$0.68

Cash dividends declared per common share	$0.09	$0.07	$0.27	$0.21

Shares used in per share calculations:
Basic	334,062	348,203	339,571	349,674
Diluted	339,669	353,237	345,347	355,881

See notes to condensed consolidated financial statements.

XILINX, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 30,	April 1,
(In thousands, except par value amounts)	2006	2006
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$540,048	$783,366
Short-term investments	617,605	201,551
Investment in United Microelectronics Corporation, current portion	—	37,285
Accounts receivable, net	147,711	194,205
Inventories	185,232	201,029
Deferred tax assets	116,450	110,928
Prepaid expenses and other current assets	117,687	119,884
Total current assets	1,724,733	1,648,248

Property, plant and equipment, at cost	708,253	666,360
Accumulated depreciation and amortization	(340,505)	(308,103)
Net property, plant and equipment	367,748	358,257
Long-term investments	641,223	616,296
Investment in United Microelectronics Corporation, net of current portion	72,284	239,209
Goodwill	124,898	125,084
Acquisition-related intangibles, net	16,566	22,651
Other assets	151,615	163,802
Total Assets	$3,099,067	$3,173,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,071	$71,004
Accrued payroll and related liabilities	92,832	79,260
Income taxes payable	46,682	30,048
Deferred income on shipments to distributors	96,144	126,558
Other accrued liabilities	28,778	38,154
Total current liabilities	324,507	345,024

Deferred tax liabilities	105,425	92,153

Other long-term liabilities	1,321	7,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	3,317	3,426
Additional paid-in capital	1,330,223	1,375,120
Retained earnings	1,327,592	1,334,530
Accumulated other comprehensive income	6,682	15,809
Total stockholders’ equity	2,667,814	2,728,885
Total Liabilities and Stockholders’ Equity	$3,099,067	$3,173,547

(1)          Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	Dec. 30, 2006	Dec. 31, 2007
Cash flows from operating activities:
Net income	$263,046	$243,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,103	39,177
Amortization	13,390	11,815
Stock-based compensation	70,157	—
Stock-based compensation related to prior years, net of tax	1,559	—
Net (gain) loss on sale of available-for-sale securities	(1,302)	1,375
Litigation settlements and contingencies	2,500	3,165
Impairment loss on investments	1,950	—
Noncash compensation expense	—	735
Tax benefit from exercise of stock options	19,973	25,027
Excess tax benefit from stock-based compensation	(19,056)	—
Changes in assets and liabilities:
Accounts receivable, net	46,494	71,188
Inventories	18,204	(26,160)
Deferred income taxes	(19,284)	(5,179)
Prepaid expenses and other current assets	22,104	(38,130)
Other assets	(17,651)	(47,764)
Accounts payable	(10,933)	15,638
Accrued liabilities	(6,662)	20,734
Income taxes payable	53,757	81,404
Deferred income on shipments to distributors	(30,414)	9,207
Net cash provided by operating activities	445,935	405,640

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,295,107)	(1,308,277)
Proceeds from sale and maturity of available-for-sale securities	1,042,059	1,435,765
Purchases of property, plant and equipment	(47,594)	(44,556)
Other investing activities	(1,564)	(24,109)
Net cash provided by (used in) investing activities	(302,206)	58,823

Cash flows from financing activities:
Repurchases of common stock	(400,000)	(276,584)
Proceeds from issuance of common stock through various stock plans	85,117	59,716
Payment of dividends to stockholders	(91,220)	(73,076)
Excess tax benefit from stock-based compensation	19,056	—
Net cash used in financing activities	(387,047)	(289,944)

Net increase (decrease) in cash and cash equivalents	(243,318)	174,519

Cash and cash equivalents at beginning of period	783,366	449,388

Cash and cash equivalents at end of period	$540,048	$623,907

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$—	$19,821

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$20,211	$7,503

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 is a 52-week year ending on March 31, 2007. Fiscal 2006, which ended on April 1, 2006, was a 52-week fiscal year. The first, second and third quarters of fiscal 2007 and 2006 were all 13-week quarters.

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

Stock-based compensation recognized in the first nine months of fiscal 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s stock option plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan).

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS 123(R) to options granted under the Company’s stock option plans and rights to acquire stock granted under the Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005

Stock-based compensation included in:
Cost of revenues	$2,292	$—	$8,360	$—
Research and development	10,029	—	32,203	—
Selling, general and administrative	9,123	—	29,595	—
Stock-based compensation related to prior years	—	—	2,209	—
Stock-based compensation effect on income before taxes	21,444	—	72,367	—
Provision for income taxes	(6,566)	—	(17,568)	—
Net stock-based compensation effect on net income	$14,878	$—	$54,799	$—

Stock-based compensation effect on basic net income per common share	$0.04	$—	$0.16	$—

Stock-based compensation effect on diluted net income per common share	$0.04	$—	$0.16	$—

Stock-based compensation effect on cash flows from operations	$(5,999)	$—	$(19,056)	$—

Stock-based compensation effect on cash flows from financing activities	$5,999	$—	$19,056	$—

In June 2006, under the direction of a Special Committee of the Board of Directors, outside counsel commenced an investigation of the Company’s historical stock option-granting practices and found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants. The investigation further found no issues of management integrity in the issuance of stock options. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates.

Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007 related to minor differences between recorded grant dates and measurement dates for certain stock option grants between 1997 and 2006. This one-time charge did not have a material effect on the Company’s historical financial statements, and, thus, the Company did not restate its financial statements for prior years. See Note 14 for additional information about the conclusion of the investigation, which arose in response to the stockholder derivative complaints and a notification by the U.S. Securities and Exchange Commission (SEC) of an informal inquiry into the Company’s historical stock option-granting practices. The SEC subsequently terminated its informal inquiry of the Company’s stock option-granting practices and the stockholder derivative complaints were consolidated and subsequently dismissed.

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first nine months of fiscal 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million has been recorded as a credit to additional paid-in-capital. The total stock-based compensation released from the inventory capitalization during the third quarter of fiscal 2007 was $400 thousand ($2.1 million for the first nine months of fiscal 2007), which resulted in an ending inventory balance of $2.4 million related to stock-based compensation at December 30, 2006. During the third quarter of fiscal 2007, the tax benefit realized for the tax deduction from option exercises and other awards totaled $6.7 million ($20.0 million for the first nine months of fiscal 2007). As of December 30, 2006, total unrecognized stock-based compensation costs related to stock options and Stock Purchase Plan was $102.3 million and $22.2 million, respectively. The total unrecognized stock-based compensation cost for stock options and Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.6 years and 0.9 years, respectively.

Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only alternative allowed under SFAS 123, as amended by SFAS 148. Stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for the three and nine months ended December 31, 2005 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Stock Purchase Plan was deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption.

Pro forma information required under SFAS 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, was as follows:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	Dec. 31, 2005	Dec. 31, 2005

Net income as reported	$80,969	$243,408

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(21,380)	(62,327)

Pro forma net income	$59,589	$181,081

Net income per share:
Basic-as reported	$0.23	$0.70

Basic-pro forma	$0.17	$0.52

Diluted-as reported	$0.23	$0.68

Diluted-pro forma	$0.17	$0.50

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted. Previously, the Company used only historical volatility in deriving its volatility assumption. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. Calculated under SFAS 123(R) (SFAS 123 for fiscal 2006), the per share weighted-average fair values of stock options granted during the third quarter of fiscal 2007 was $9.19 ($7.80 for the third quarter of fiscal 2006) and for the first nine months of fiscal 2007 was $9.03 ($7.91 for the first nine months of fiscal 2006). The fair value of stock options granted in fiscal 2007 and 2006 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005

Expected life of options (years)	6.4	5.0	6.3 to 6.4	4.9 to 5.0
Expected stock price volatility	0.33 to 0.35	0.31 to 0.33	0.33 to 0.39	0.29 to 0.36
Risk-free interest rate	4.4% to 4.7%	4.3% to 4.5%	4.4% to 5.2%	3.7% to 4.5%
Dividend yield	1.5%	1.1%	1.5% to 1.6%	1.0% to 1.1%

Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the third quarter of fiscal 2007 and 2006 were $5.95 and $7.47, respectively. The fair value of stock purchase plan rights granted in the third quarter of fiscal 2007 and 2006 were estimated at the date of grant using the following weighted-average assumptions:

	2007	2006
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.37 to 0.38	0.27 to 0.30
Risk-free interest rate	5.0% to 5.1%	3.6% to 4.0%
Dividend yield	1.6% to 1.8%	1.4%

Options outstanding that have vested and are expected to vest in future periods as of December 30, 2006 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e. exercisable)	42,552	$32.26	4.54	$97,456
Expected to vest	14,454	$26.99	8.65	6,261
Total vested and expected to vest	57,006	$30.76	5.59	$103,717

Total outstanding	57,992	$30.83	5.64	$104,270

(1) These amounts represent the difference between the exercise price and $23.81, the closing price per share of Xilinx’s stock on December 29, 2006, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $27.1 million completed vesting during the third quarter of fiscal 2007 and options with a fair value of $77.9 million completed vesting during the first nine months of fiscal 2007.

A summary of the Company’s option plans activity and related information are as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Options	Number of Shares	Weighted- Average Exercise Price Per Share
April 2, 2005	33,754	60,643	$30.18
Granted	(8,489)	8,489	$25.91
Exercised	—	(6,090)	$11.71
Forfeited/cancelled/expired	3,212	(3,212)	$38.64
April 1, 2006	28,477	59,830	$30.99
Granted	(7,691)	7,691	$23.30
Exercised	—	(4,784)	$14.02
Forfeited/cancelled/expired	4,745	(4,745)	$37.60
December 30, 2006	25,531	57,992	$30.83

The total pre-tax intrinsic value of options exercised during the three and nine months ended December 30, 2006 was $18.1 million and $53.7 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

Under the Stock Purchase Plan, employees purchased 885 thousand shares for $15.3 million in the second quarter of fiscal 2007 and 631 thousand shares for $15.2 million in the second quarter of fiscal 2006. No shares were issued during the first or third quarters of fiscal 2007 or 2006. The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2007. On July 26, 2006, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Stock Purchase Plan by 2.0 million shares. At December 30, 2006, 9.1 million shares were available for future issuance out of 36.5 million shares authorized.

4.               Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 5.6 million and 5.8 million common equivalent shares attributable to outstanding stock options for the third quarter and the first nine months of fiscal 2007, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2006, the total shares used in the denominator of the diluted net income per common share calculation includes 5.0 million and 6.2 million common equivalent shares attributable to outstanding stock options, respectively.

Outstanding out-of-the-money stock options to purchase approximately 41.0 million and 40.8 million shares, for the third quarter and the first nine months of fiscal 2007, respectively, under the Company’s stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options. For the third quarter and the first nine months of fiscal 2006, respectively, 37.6 million and 31.3 million of the Company’s stock options outstanding were excluded from the calculation.

5.               Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	Dec. 30, 2006	April 1, 2006

Raw materials	$30,180	$10,390
Work-in-process	110,324	137,939
Finished goods	44,728	52,700
	$185,232	$201,029

6.               Investment in United Microelectronics Corporation

At December 30, 2006, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $72.3 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”

The following table summarizes the cost basis and fair values of the investment in UMC:

	Dec. 30, 2006		April 1, 2006
(In thousands)	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Current portion	$—	$—	$32,235	$37,285
Long-term portion	62,537	72,284	206,807	239,209
Total investment	$62,537	$72,284	$239,042	$276,494

During the third quarter of fiscal 2007, the Company sold 20.4 million shares of its UMC investment for approximately $12.1 million in cash, resulting in a gain of approximately $1.0 million. During the first nine months of fiscal 2007, the Company sold 325.9 million shares of its UMC investment for approximately $183.5 million in cash, resulting in a gain of approximately $7.0 million. The gains are included in interest income and other, net in the consolidated statements of income.

During the first nine months of fiscal 2007, the fair value of the UMC investment decreased by $204.2 million, including the sale of shares noted above. The fair value of the Company’s total UMC investment decreased by $4.4 million during the three months ended December 30, 2006, including the sale of shares noted above. At December 30, 2006, the Company recorded a total of $3.7 million of deferred tax liabilities and a $6.0 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.

7.         Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with financial institutions. During the first quarter of fiscal 2007, the Company completed its $350.0 million repurchase program announced in April 2005 by repurchasing 2.8 million shares for $73.9 million. On February 9, 2006, the Board authorized the repurchase of up to an additional $600.0 million of common stock. This share repurchase program has no stated expiration date. Through December 30, 2006, the Company had repurchased $326.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization. Between both repurchase programs the Company repurchased a total of $400.0 million of common stock during the nine months ended December 30, 2006. Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at December 30 or April 1, 2006.

During the first nine months of fiscal 2007 and 2006, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $150.0 million for the third quarter of fiscal 2007 ($350.0 million for the first nine months of fiscal 2007) and $125.0 million for the third quarter of fiscal 2006 ($225.0 million for the first nine months of fiscal 2006). These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during the contract period, less a specified discount. As of December 30, 2006 and December 31, 2005, no up-front payment balances remained under these agreements. In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended, Xilinx entered into other agreements with the same independent financial institutions within the first and second quarters of fiscal 2007 and 2006 to repurchase additional shares on its behalf. No additional shares were repurchased in the third quarter of fiscal 2007 or 2006 after the conclusion of the aforementioned agreements.

During the third quarter and the first nine months of fiscal 2007, the Company repurchased a total of 5.9 million and 16.5 million shares of common stock for $150.0 million and $400.0 million, respectively, including the amounts purchased by the financial institutions and remitted to the Company. During the third quarter and the first nine months of fiscal 2006, the Company repurchased a total of 5.0 million and 10.5 million shares of common stock for $125.0 million and $274.9 million, respectively, including the amounts purchased by the financial institutions and remitted to the Company.

8.               Impairment Loss

The Company recognized impairment losses on investments of $1.5 million and $2.0 million during the third quarter and the first nine months of fiscal 2007, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower per share price.

9.               Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005

Net income	$87,509	$80,969	$263,046	$243,408
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	3,872	(27,074)	(13,952)	(3,598)
Reclassification adjustment for losses on available-for-sale securities, net of tax, included in earnings	598	68	3,053	680
Net change in unrealized gain (loss) on hedging transactions, net of tax	63	(331)	(113)	(751)
Net change in cumulative translation adjustment	636	(1,248)	1,885	(1,979)
Comprehensive income	$92,678	$52,384	$253,919	$237,760

The components of accumulated other comprehensive income at December 30, 2006 and April 1, 2006 are as follows:

(In thousands)	Dec. 30, 2006	April 1, 2006

Accumulated unrealized gain on available-for-sale securities, net of tax	$3,898	$14,797
Accumulated unrealized gain on hedging transactions, net of tax	5	118
Accumulated cumulative translation adjustment	2,779	894
Accumulated other comprehensive income	$6,682	$15,809

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at December 30, 2006, primarily reflects the decrease in value of the UMC investment since April 1, 2006 (see Note 6). In addition, the unrealized loss on the Company’s short-term and long-term investments decreased by $10.2 million during the nine months ended December 30, 2006.

10.         Significant Customers and Concentrations of Credit Risk

In July 2005, two of the Company’s distributors, Avnet, Inc. (Avnet) and the Memec Group (Memec), consolidated and merged into one entity, with Avnet as the surviving company. As of December 30, 2006, the combined Avnet/Memec entity accounted for 86% of the Company’s total accounts receivable. Resale of product through this combined entity accounted for 64% and 67% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2007, respectively. Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 69% and 71% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2006, respectively.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the condensed consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. During the third quarter of fiscal 2007, the Company obtained credit insurance for a portion of its accounts receivable balance to further mitigate the concentration of its credit risk. Xilinx generally does not require collateral for receivables from its end customers or from distributors.

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

11.   Income Taxes

The Company recorded tax provisions of $15.6 million and $66.8 million for the third quarter and the first nine months of fiscal 2007, respectively, representing effective tax rates of 15% and 20%, respectively. The Company recorded tax provisions of $49.8 million and $85.4 million for the third quarter and the first nine months of fiscal 2006, respectively, representing effective tax rates of 38% and 26%, respectively.

When compared to the third quarter of fiscal 2006, the lower effective tax rate for the third quarter of fiscal 2007 was primarily due to a decrease in the net charge to income tax expense for items unique to the quarter. The effective tax rate also benefited from an increase in the portion of income earned in lower tax rate jurisdictions. However, this benefit was partially offset by certain non-deductible stock-based compensation expenses. In the third quarter of fiscal 2007, the Company recorded a $1.3 million tax benefit for federal research and development (R&D) tax credits for the fourth quarter of fiscal 2006 and reduced its estimated effective tax rate for fiscal 2007 by approximately one percentage point due to the retroactive re-enactment of the federal R&D tax credit on December 20, 2006. In addition, the Company recorded a $1.2 million tax benefit for adjustments to the estimated fiscal 2006 tax accruals upon filing its 2006 U.S. federal income tax return.

 During the third quarter of fiscal 2006, the Company’s Chief Executive Officer and its Board of Directors approved a $500.0 million repatriation dividend from its foreign subsidiaries that qualified for the 85% dividends received deduction under the provisions of the American Jobs Creation Act of 2004. The dividend was paid prior to the end of the fourth quarter of fiscal 2006. The tax effect of the repatriation dividend recorded in the third quarter of fiscal 2006 resulted in a net increase in federal and state tax (net of federal benefit) of $25.3 million. The negative effects were partially offset by approximately $5.9 million in tax benefit related to the recognition of deferred tax assets for state R&D tax credits where the Company determined that it was more likely than not that the asset would be realized. The Company also recorded a $1.4 million tax benefit for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return and a $2.3 million tax benefit related to the release of reserves due to the expiration of the federal statute of limitations for fiscal 2002. Also included in the first nine months of fiscal 2006 was a net tax benefit of $8.0 million ($9.4 million offset by taxes of $1.4 million on interest income) related to a favorable U.S. Tax Court (Tax Court) decision.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company was examined by the Internal Revenue Service (IRS) for its fiscal 1996 through 2001 tax years. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, only $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $3.2 million of interest income accrued to date on prepayments to the IRS.

12.         Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through July 2016. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2007 (remaining three months)	$2,265
2008	7,044
2009	5,759
2010	4,237
2011	2,978
Thereafter	3,306
$25,589

Most of the Company’s leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was $2.0 million and $5.9 million for the third quarter and the first nine months of fiscal 2007, respectively. Rent expense, net of rental income, under all operating leases was $1.5 million and $4.9 million for the third quarter and the first nine months of fiscal 2006, respectively.

In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters. As of December 30, 2006, approximately $24.0 million of the Company’s investment commitment remains outstanding. The project is expected to be completed in June 2007.

Other commitments at December 30, 2006 totaled $74.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 30, 2006, the Company also has $24.0 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

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

	Nine Months Ended
(In thousands)	Dec. 30, 2006	Dec. 31, 2005

Balance at beginning of period	$893	$—
Provision	2,614	1,649
Utilized	(3,041)	(551)
Balance at end of period	$466	$1,098

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

14. Contingencies

Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeal for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required (see Note 11).

The IRS recently notified the Company that they will audit the Company’s fiscal 2005 income tax return. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result.

Other than as stated above, the Company knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx in the U.S. District Court for the Eastern District of Texas, Marshall Division. John sought an injunction, unspecified damages and attorneys’ fees.

On November 27, 2006, the Company settled the patent infringement lawsuit with John, under which the Company agreed to pay $6.5 million. John agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by John for ten years. As a result of the settlement agreement, the Company recorded a current period charge of $2.5 million during the third quarter of fiscal 2007. The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement. This balance will be amortized over the asset’s remaining useful life.

SEC Informal Inquiry

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices. The notice included an informal request for documents. Based on the results of the investigation performed by outside counsel at the direction of a Special Committee of the Board of Directors and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007. The charge was based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006. The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants. The investigation further found no issues of management integrity in the issuance of stock options. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. The Special Committee and the Board of Directors declared the investigation to be concluded.

On November 28, 2006, the SEC formally notified the Company that its investigation of the Company’s stock option granting practices was terminated and that no enforcement action was recommended.

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the U.S. District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers. The complaint alleged, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleged that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the U.S. District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers. The complaint alleged, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleged that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information. The complaint also alleged that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006. In addition, the complaint alleged that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The two stockholder derivative complaints were consolidated into one stockholder derivative case. The consolidated stockholder derivative case was subsequently dismissed by the U.S. District Court for the Northern District of California (see Note 16).

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

15. Goodwill and Acquisition-Related Intangibles

As of December 30, 2006 and April 1, 2006, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	Dec. 30, 2006	April 1, 2006	Amortization Life
Goodwill-gross	$176,422	$176,608
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$124,898	$125,084

Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,304	24,116
Noncompete agreements-net	—	188

Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	17,861	15,288
Patents-net	4,891	7,464

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	47,283	43,959
Miscellaneous intangibles-net	11,675	14,999

Total acquisition-related intangibles-gross	106,014	106,014
Less accumulated amortization	89,448	83,363
Total acquisition-related intangibles-net	$16,566	$22,651

The goodwill balance at December 30, 2006, compared to the balance at April 1, 2006, reflects the reduction for a tax adjustment related to RocketChips’ goodwill.

Amortization expense for all intangible assets for the third quarter and the first nine months of fiscal 2007 was $2.0 million and $6.1 million, respectively. For the third quarter and the first nine months of fiscal 2006, amortization expense for all intangible assets was $1.5 million and $5.1 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at December 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2007 (remaining three months) - $1.9 million; 2008 - $6.8 million; 2009 - $5.4 million; 2010 - $1.5 million; 2011 - $1.0 million.

16.         Subsequent Event

On January 8, 2007, the U.S. District Court for the Northern District of California dismissed the consolidated stockholder derivative lawsuit that was filed against members of the Company’s Board of Directors and certain of the Company’s officers.

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

Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities.  At December 30, 2006, the Company had debt securities with a fair value of $1.7 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $72.3 million, and strategic investments in non-marketable equity securities of $17.3 million.

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

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances.  Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers.  For the first nine months of fiscal 2007, approximately 85% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.  Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer.  Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand.  Reported distributor inventory on hand is reconciled to deferred revenue balances monthly.  We maintain system controls to validate distributor data and verify that the reported information is accurate.  Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company.  Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Total stock-based compensation during the first nine months of fiscal 2007 related to the adoption of SFAS 123(R) was $70.2 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of APB 25.

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  The effect of forfeiture adjustments in the first, second and third quarters of fiscal 2007 was insignificant.  The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Third quarter and first nine months of fiscal 2007 compared to the third quarter and first nine months of fiscal 2006

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005

Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.5	37.0	39.3	38.2
Gross Margin	60.5	63.0	60.7	61.8

Operating Expenses:
Research and development	21.3	18.0	20.7	19.1
Selling, general and administrative	20.0	18.0	20.0	18.7
Amortization of acquisition-related intangibles	0.4	0.3	0.4	0.4
Litigation settlements and contingencies	0.6	0.0	0.2	0.3
Stock-based compensation related to prior years	0.0	0.0	0.2	0.0
Total operating expenses	42.3	36.3	41.5	38.5

Operating Income	18.2	26.7	19.2	23.3

Impairment loss on investments	(0.3)	0.0	(0.1)	0.0
Interest income and other, net	5.0	2.4	4.5	2.9

Income Before Income Taxes	22.9	29.1	23.6	26.2

Provision for income taxes	3.5	11.1	4.8	6.8

Net Income	19.4%	18.0%	18.8%	19.4%

In addition to disclosing financial results calculated in accordance with U.S. GAAP, the Company’s results of operations also contain non-GAAP financial measures as shown below that exclude the effects of stock-based compensation and the requirements of SFAS 123(R).  The non-GAAP financial measures used by management and disclosed by the Company exclude the statement of income effects of all forms of stock-based compensation and the effects of SFAS 123(R) upon the number of diluted shares used in calculating non-GAAP net income per share.  These non-GAAP financial measures are not in accordance with or an alternative for GAAP measures and may be different from, and therefore not comparable to, non-GAAP measures used by other companies.  The Company has provided a reconciliation below of the non-GAAP financial measures to the most directly comparable GAAP financial measures.  The Company believes that the presentation of these non-GAAP measures, when shown in conjunction with the corresponding GAAP measures and our reconciliations, provides useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations.  The Company’s management uses these non-GAAP financial measures, in addition to the corresponding GAAP measures, in its internal reviews of the financial results of the Company, its presentations of results and forecasts to the Board of Directors and its establishment of internal budgets.  Management believes that the use of these non-GAAP financial measures provides consistency and comparability with periods prior to the adoption of SFAS 123(R) and facilitates comparisons to internal performance forecasts and comparisons with other companies in our industry that separately identify stock-based compensation.  Management further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific, identified charges that impact different line items in the statements of income (including cost of revenues, research and development, and selling, general and administrative expenses), it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments.  In particular, the Company believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are being reflected on the Company’s statements of income.  By providing diluted net income per share that excludes stock-based compensation, this enables investors to evaluate diluted net income per share compared to prior periods.  Especially in the Company’s first year of applying the provisions of SFAS 123(R), the Company does not believe that diluted net income per share as reported in its statements of income is comparable to prior year amounts.

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

The following tables present non-GAAP financial measures, which exclude the effects of stock-based compensation, and reconciliations from the most directly comparable GAAP measure:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	Dec. 30, 2006	Dec. 30, 2006

GAAP net income	$87,509	$263,046
Adjustment for stock-based compensation within:
Cost of revenues	2,292	8,360
Research and development	10,029	32,203
Selling, general and administrative	9,123	29,595
Stock-based compensation related to prior years	—	2,209
Provision for income taxes	(6,566)	(17,568)
Non-GAAP net income	$102,387	$317,845

GAAP diluted net income per common share	$0.26	$0.76
Adjustment for stock-based compensation	0.04	0.16
Non-GAAP diluted net income per common share	$0.30	$0.92

Shares used in GAAP diluted net income per common share calculation	339,669	345,347
Adjustment for stock-based compensation	(1,161)	(1,501)
Shares used in non-GAAP diluted net income per common share calculation	338,508	343,846

Net Revenues

Net revenues of $450.7 million in the third quarter of fiscal 2007 were flat compared to the comparable prior year period of $449.6 million.  Net revenues for the first nine months of fiscal 2007 were $1.4 billion, a 12% increase from the prior year comparable period of $1.3 billion.  The increase in net revenues for the first nine months of fiscal 2007 was primarily a result of continued strong customer demand for our New Products.  Increased unit sales during the third quarter and the first nine months of fiscal 2007 compared to the comparable prior year periods were partially offset by normal declines in average unit selling prices.

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

Net revenues by product categories for the third quarter and the first nine months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	% Change	Dec. 30, 2006	Dec. 31, 2005	% Change

New Products	$116.6	$58.4	100%	$308.7	$130.5	136%
Mainstream Products	235.7	272.6	(14)%	772.2	775.3	0%
Base Products	73.7	92.5	(20)%	239.4	272.3	(12)%
Support Products	24.7	26.1	(5)%	79.0	75.8	4%
Total Net Revenues	$450.7	$449.6	0%	$1,399.3	$1,253.9	12%

New Products continue to lead our revenue growth across a broad base of end markets.  New Products consist primarily of our 90-nanometer products, which include our high-performance, high-density Virtex-4 family and our high-volume, low-cost Spartan-3 and Spartan-3E families. These products contributed to the majority of the revenue growth in New Products in the third quarter and the first nine months of fiscal 2007.  We expect that sales of New Products will continue to increase over time due to continued customer adoption of these 90-nanometer products, customers’ programs going into volume production and the production ramp of our 65-nanometer Virtex-5 family and other next generation products by Xilinx.

Net revenues from Mainstream Products decreased in the third quarter of fiscal 2007 and were relatively flat for the first nine months of fiscal 2007 compared to the same periods a year ago primarily due to declines in sales of some of our older products including Spartan-II, Virtex-E and Virtex-II.

Net revenues from Base Products declined in the third quarter as well as the first nine months of fiscal 2007 from the comparable prior year periods.  It is common for Base Product revenues to decrease because the average selling price continues to decline as products within this category mature and approach end of life.

Net revenues from Support Products decreased in the third quarter of fiscal 2007 from the comparable prior year period due primarily to a decline in sales of our serial PROMs product.  Net revenues from Support Products increased in the first nine months of fiscal 2007 from the comparable prior year period.  The increase was due to a slight increase in sales from our serial PROMs and software products in the beginning of the fiscal year.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	Dec. 30, 2006	Dec. 31, 2005	% Change in Dollars	Dec. 30, 2006	Dec. 31, 2005	% Change in Dollars

Communications	44%	48%	(8)%	46%	49%	4%
Industrial and Other	31	27	12%	28	25	29%
Consumer and Automotive	16	14	17%	16	14	25%
Data Processing	9	11	(13)%	10	12	(11)%
Total Net Revenues	100%	100%	0%	100%	100%	12%

Net revenues from Communications decreased in the third quarter of fiscal 2007 to 44% of total net revenues.  The decline in the third quarter of fiscal 2007 from the comparable prior year period was due to an excess inventory situation at contract manufacturers and at many of our large telecommunications customers.  In addition, a number of mergers and acquisitions in the Communications end market have, in the short term, meant fewer semiconductor orders, as these combined companies begin to integrate their environments.  Net revenues from Communications increased in the first nine months of fiscal 2007 from the comparable prior year period.  The increase was due to improved business conditions in both wireless and wireline communication applications in the beginning of the year.

Net revenues from Industrial and Other grew in the third quarter of fiscal 2007 due to strength in defense, industrial, scientific and medical applications. Sales from defense applications were particularly strong, increasing to 13% of total net revenues. Net revenues from Industrial and Other increased in the first nine months of fiscal 2007 due to strength in defense, industrial, scientific and medical applications as well as in test and measurement applications.

Net revenues from Consumer and Automotive also increased in the third quarter and the first nine months of fiscal 2007 from the comparable prior year periods.  Consumer applications were particularly strong in the third quarter of fiscal 2007 while consumer, automotive and audio/video broadcast applications all grew in the first nine months of fiscal 2007 as compared to the same period a year ago.

Net revenues from Data Processing declined in the third quarter of fiscal 2007 to 9% of total net revenues.  Net revenues from Data Processing also declined in the first nine months of fiscal 2007 compared to the same periods last year.  The decrease was primarily because of weakness in the storage business, which more than offset the moderate sales growth in computing and data processing applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products.  This may differ from the geographic location of the end customers.  Net revenues by geography for the third quarter and the first nine months of fiscal 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	% Change	Dec. 30, 2006	Dec. 31, 2005	% Change

North America	$180.7	$193.2	(7)%	$558.8	$522.0	7%
Europe	102.8	90.0	14%	322.2	249.2	29%
Asia Pacific	110.7	103.4	7%	351.4	296.5	19%
Japan	56.5	63.0	(10)%	166.9	186.2	(10)%
Total Net Revenues	$450.7	$449.6	0%	$1,399.3	$1,253.9	12%

Net revenues in North America decreased in the third quarter of fiscal 2007 versus the same period a year ago primarily due to weakened sales from the Communications and Data Processing end markets.  Net revenues in North America increased in the first nine months of fiscal 2007 compared to the same period a year ago with the majority of the increase coming from the Industrial and Other end markets, particularly defense applications.

Net revenues in Europe increased in the third quarter of fiscal 2007 from the comparable prior year period.  The increase was primarily driven by higher sales in wireless applications.  Net revenues in Europe increased in the first nine months of fiscal 2007 from the comparable prior year period with the majority of the increase coming from the Communications and Industrial and Other end markets, particularly wireless infrastructure and test and measurement applications.

Net revenues in Asia Pacific increased in the third quarter of fiscal 2007 from the comparable prior year period primarily because of strength in wired applications.  Net revenues in Asia Pacific increased in the first nine months of fiscal 2007 from the comparable prior year period driven by increased sales from communications and consumer applications.

Net revenues in Japan declined in the third quarter of fiscal 2007 compared to the same period a year ago.  The decrease was due to decreased sales from the Communications end market, which was partially offset by sales growth in consumer and industrial, scientific and medical applications.  Net revenues in Japan declined in the first nine months of fiscal 2007 compared to the same period last year.  The decrease was due to a decline in sales from wireless and test and measurement applications.

Gross Margin

The following table presents non-GAAP gross margin, which excludes the effects of stock-based compensation expense, and a reconciliation from the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Gross Margin, as reported	$272.8	$283.1	$848.7	$775.0
% of Net Revenues	60.5%	63.0%	60.7%	61.8%
Stock-Based Compensation	$2.3	$—	$8.4	$—
Non-GAAP Gross Margin	$275.1	$283.1	$857.1	$775.0
Non-GAAP % of Net Revenues	61.0%	63.0%	61.3%	61.8%

Gross Margin declined from 63.0% in the third quarter of fiscal 2006 to 60.5% in the third quarter of fiscal 2007, and from 61.8% to 60.7% during the first nine months of fiscal 2007 compared to the same period last year.  The declines were partially due to the impact of stock-based compensation expense.  In addition, the impact of the production ramp of our 90-nanometer process, which primarily relates to New Products, also contributed to the decline of gross margin.  New Products represented 26% of net revenues in the third quarter of fiscal 2007 compared to 13% of net revenues in the comparable prior year period.  New Products generally have lower gross margins than Mainstream and Base Products.

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

Research and Development

The following table presents non-GAAP research and development (R&D) expenses, which excludes the effects of stock-based compensation expense, and a reconciliation from the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Research and Development, as reported	$96.1	$81.1	$289.6	$239.7
% of Net Revenues	21%	18%	21%	19%
Stock-Based Compensation	$10.0	$—	$32.2	$—
Non-GAAP Research and Development	$86.1	$81.1	$257.4	$239.7
Non-GAAP % of Net Revenues	19%	18%	18%	19%

R&D spending increased $15.0 million or 19% during the third quarter and $49.9 million or 21% during the first nine months of fiscal 2007 compared to the same periods last year.  These increases were primarily due to stock-based compensation expense, expenses related to investments in resources to support new product development, particularly in the areas of digital signal processing (DSP) and embedded processing, and an investment in our software R&D center in India.

Selling, General and Administrative

The following table presents non-GAAP selling, general and administrative (SG&A) expenses, which excludes the effects of stock-based compensation expense, and a reconciliation from the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	Dec. 30, 2006	Dec. 31, 2005
Selling, General and Administrative, as reported	$90.0	$80.7	$279.9	$234.4
% of Net Revenues	20%	18%	20%	19%
Stock-Based Compensation	$9.1	$—	$29.6	$—
Non-GAAP Selling, General and Administrative	$80.9	$80.7	$250.3	$234.4
Non-GAAP % of Net Revenues	18%	18%	18%	19%

SG&A expenses increased $9.3 million or 12% during the third quarter and $45.4 million or 19% during the first nine months of fiscal 2007 compared to the same periods last year.  These increases were attributable to stock-based compensation expense, expenses related to increased headcount, particularly in our sales organization, and legal related costs.

Amortization of Acquisition-Related Intangibles

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change
Amortization	$2.0	$1.5	$0.5	31%	$6.1	$5.0	$1.1	20%

Amortization expense was primarily related to the intangible assets acquired from the RocketChips, Triscend, HDI and AccelChip acquisitions.  Amortization expense for these intangible assets increased slightly for the third quarter and the first nine months of fiscal 2007 from the same periods last year due to the acquisition of AccelChip in January 2006.  We expect amortization of acquisition-related intangibles to be approximately $8.0 million for fiscal 2007 compared with $7.0 million for fiscal 2006.

Stock-Based Compensation Related to Prior Years

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  At the direction of a Special Committee of the Board of Directors, outside counsel conducted an investigation into the Company’s historical option granting practices. Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge is based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. This one-time charge did not have a material effect on the Company’s historical financial statements, and therefore there was no restatement necessary to the Company’s financial statements for any prior periods.

The income tax effect of the charge resulted in a benefit of $650 thousand, which was recorded to income tax expense.  The Company assessed the implications of applicable income tax rules that may affect the Company.  The tax benefit recorded is net of such potential costs.

Litigation Settlements and Contingencies

On November 27, 2006, the Company settled the patent infringement lawsuit with Lizy K. John, under which the Company agreed to pay $6.5 million.  John agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by John for ten years.  As a result of the settlement agreement, we recorded a current period charge of $2.5 million during the third quarter of fiscal 2007.  The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement.  This balance will be amortized over the asset’s remaining useful life.

The Company accrued amounts that represented anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies” including an increase of $3.2 million in the second quarter of fiscal 2006.

Impairment Loss on Investments

We recognized impairment losses on investments of $1.5 million and $2.0 million during the third quarter and the first nine months of fiscal 2007 related to non-marketable equity securities in private companies.  These impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower per share price.

Interest Income and Other, Net

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change
Interest Income and Other, Net	$22.4	$10.9	$11.5	105%	$63.4	$36.2	$27.2	75%
% of Net Revenues	5%	2%			5%	3%

The increase in interest income and other, net in the third quarter of fiscal 2007 over the prior year’s comparable period was due to higher yields resulting from an increase in interest rates and a gain of approximately $1.0 million from the sale of a portion of the Company’s UMC investment.  For the nine months ended December 30, 2006, the increase in interest income and other, net over the prior year’s comparable period was due to higher yields resulting from an increase in interest rates, an increase of approximately $4.2 million in dividend income from the UMC investment compared to the prior year, and a gain of approximately $7.0 million from the sale of a portion of the Company’s UMC investment which was partially offset by portfolio capital losses.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
(In millions)	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change	Dec. 30, 2006	Dec. 31, 2005	$ Change	% Change
Provision for Income Taxes	$15.6	$49.8	$(34.2)	(69)%	$66.8	$85.4	$(18.6)	(22)%
% of Net Revenues	3%	11%			5%	7%
Effective Tax Rate	15%	38%			20%	26%

Our effective tax rate decreased 23 percentage points in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.   The net decrease was primarily due to a decrease in the net charge to income tax expense for items unique to the quarter.  The effective tax rate also benefited from an increase in the portion of income earned in lower tax rate jurisdictions.  However, this benefit was partially offset by certain non-deductible stock-based compensation expense.

In the third quarter of fiscal 2007, we recorded a $1.3 million tax benefit for federal R&D tax credits for the fourth quarter of fiscal 2006 and reduced our estimated effective tax rate for fiscal 2007 by approximately one percentage point due to the retroactive re-enactment of the federal R&D tax credit on December 20, 2006.  In addition, we recorded a $1.2 million tax benefit for adjustments to the estimated fiscal 2006 tax accruals upon filing the 2006 U.S. federal income tax return.

During the third quarter of fiscal 2006, the Company’s Chief Executive Officer and its Board of Directors approved a domestic reinvestment plan to repatriate $500.0 million in earnings of its foreign subsidiaries.  This repatriation dividend qualified for the 85% dividends received deduction provided for under the American Jobs Creation Act of 2004.  This resulted in the recognition of approximately $25.3 million of federal and state tax expense (net of federal benefit).  The negative tax effects were partially offset by approximately $5.9 million in tax benefit related to the recognition of deferred tax assets for state R&D tax credits where the Company determined that it was more likely than not that the asset would be realized.  We also recorded a $1.4 million tax benefit for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return and a $2.3 million tax benefit related to the release of reserves due to the expiration of the federal statute of limitations for fiscal 2002.

Our effective rate decreased six percentage points during the nine months ended December 30, 2006 as compared to the nine months ended December 31, 2005.  The net decrease was due to the factors cited above, offset by a favorable U.S. Tax Court decision in fiscal 2006 and certain non-deductible stock-based compensation expense.

The effective tax rate in the first nine months of fiscal 2006 was positively impacted by an $8.0 million net tax benefit ($9.4 million offset by taxes of $1.4 million on interest income) resulting from the favorable ruling by the U.S. Tax Court for Xilinx in its litigation with the IRS for fiscal 1996 to 1999 and by an increase in tax credits for R&D and affordable housing.

The Company was examined by the IRS for its fiscal 1996 through 2001.  All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland.  On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement.  Accordingly, there are no additional taxes, penalties or interest due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals.  The Company intends to oppose this appeal as it believes that the Tax Court decided the case correctly.  See Note 11 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital.  Additionally, our investments in debt securities and in UMC stock are available for future sale.  The combination of cash, cash equivalents and short-term and long-term investments at December 30, 2006 and April 1, 2006 totaled $1.8 billion and $1.6 billion, respectively.  As of December 30, 2006, we had cash, cash equivalents and short-term investments of $1.2 billion and working capital of $1.4 billion.  As of April 1, 2006, cash, cash equivalents and short-term investments were $1.0 billion and working capital was $1.3 billion.

Operating Activities - During the first nine months of fiscal 2007, our operations generated net positive cash flow of $445.9 million, which was $40.3 million higher than the $405.6 million generated during the first nine months of fiscal 2006.  The positive cash flow from operations generated during the first nine months of fiscal 2007 was primarily from net income as adjusted for noncash related items, a decrease in accounts receivable and an increase in income taxes payable.  These items were partially offset by a decrease in deferred income on shipments to distributors.  Accounts receivable decreased by $46.5 million from the levels at April 1, 2006, due to a decrease in net shipments and weaker linearity of shipments to distributors during the three months ended December 30, 2006 as compared to the three months ended April 1, 2006.  This was reflected in our lower days sales outstanding which decreased to 29 days at December 30, 2006 from 41 days at April 1, 2006.  Our inventory levels were $15.8 million lower at December 30, 2006 compared to April 1, 2006.  Combined inventory days at Xilinx and distribution decreased to 114 days at December 30, 2006 from 145 days at April 1, 2006, which was due to a decrease in inventory levels and an increase in cost of revenues.  The decrease in deferred income on shipments to distributors for the first nine months of fiscal 2007 was due to an inventory reduction in the distribution channel.

For the first nine months of fiscal 2006, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, a decrease in accounts receivable and increases in accounts payable and accrued liabilities.  These items were partially offset by increases in inventories, prepaid expenses and other current assets and in other assets.

Investing Activities - Net cash used in investing activities of $302.2 million during the first nine months of fiscal 2007 included net purchases of available-for-sale securities of $253.0 million, including $183.5 million of net proceeds from the sale of a portion of the UMC investment, $47.6 million for purchases of property, plant and equipment and $1.6 million for other investing activities.  Net cash provided by investing activities of $58.8 million during the first nine months of fiscal 2006 included net proceeds from the sale and maturity of available-for-sale securities of $127.5 million, which was partially offset by $44.6 million for purchases of property, plant and equipment and $24.1 million for other investing activities, primarily related to affordable housing credit investments.

Financing Activities - Net cash used in financing activities was $387.0 million in the first nine months of fiscal 2007 and consisted of $400.0 million for the repurchase of common stock and $91.2 million for dividend payments to stockholders.  These items were partially offset by $85.1 million of proceeds from the issuance of common stock under employee stock plans and $19.1 million for excess tax benefits from stock-based compensation.  For the comparable fiscal 2006 period, net cash used in financing activities was $289.9 million and consisted of $276.6 million for the repurchase of common stock and $73.0 million for dividend payments to stockholders, which were partially offset by $59.7 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity decreased $61.1 million during the first nine months of fiscal 2007.  The decrease was attributable to the repurchase of common stock of $400.0 million, the payment of dividends to stockholders of $91.2 million, unrealized losses on available-for-sale securities, net of deferred tax benefits, mainly from our investment in UMC, of $10.9 million and the combination of hedging transaction loss and tax reconciliation and reclassification adjustments totaling $500 thousand.  The decreases were partially offset by the $263.0 million in net income for the first nine months of fiscal 2007, the issuance of common stock under employee stock plans of $82.3 million, stock-based compensation related amounts totaling $74.8 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $19.5 million and cumulative translation adjustment of $1.9 million.

Contractual Obligations

We lease some of our facilities and office buildings under non-cancelable operating leases that expire at various dates through July 2016.  See Note 12 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our non-cancelable operating lease commitments as of December 30, 2006.

In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters.  As of December 30, 2006, approximately $24.0 million of our investment commitment remains outstanding.  The project is expected to be completed in June 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services.  The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed.  As of December 30, 2006, we have $74.4 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors.  We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.  As of December 30, 2006, the Company also has $24.0 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023.  License payments will be amortized over the useful life of the intellectual property acquired.

Off-Balance-Sheet Arrangements

As of December 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Summary of Liquidity and Capital Resources

On April 25, 2006, our Board of Directors declared an increase in the dividend rate on our common stock from $0.07 to $0.09 per common share for the first quarter of fiscal 2007.  The dividend was paid on May 31, 2006 to stockholders of record on May 10, 2006.  In addition, on July 26 and October 18, 2006, our Board of Directors declared cash dividends of $0.09 per common share for the second and third quarters of fiscal 2007 which were paid on September 6 and December 6, 2006, respectively, to stockholders of record on August 16 and November 15, 2006, respectively.  On January 17, 2007, our Board of Directors declared a cash dividend of $0.09 per common share for the fourth quarter of fiscal 2007 which is payable on February 28, 2007 to stockholders of record on February 7, 2007.  For fiscal 2006, the Board of Directors declared four quarterly common stock dividends of $0.07 per common share each for a total of $0.28 per common share for the entire fiscal year.  Our dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, stock repurchase programs and other strategic investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.7 billion at December 30, 2006.  Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs.  The portfolio includes municipal bonds, floating rate notes, asset-backed and mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, government agency bonds and U.S. Treasury securities.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical 10% increase or decrease in market interest rates compared to interest rates at December 30, 2006 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $11.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate.  As of December 30, 2006, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Singapore dollar	$28,766
Euro	19,156
Japanese Yen	4,768
$52,690

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at December 30, 2006.  The contracts expire at various dates between January and June 2007.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar.  As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments.  These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income.  In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 30, 2006 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $13.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at December 30, 2006 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date.  This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115.  The market value of our investment in UMC was approximately $72.3 million at December 30, 2006 as compared to our adjusted cost basis of approximately $62.5 million.  The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars.  Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 10%

favorable or unfavorable change in UMC’s stock price compared to the stock price at December 30, 2006 would have affected the value of our investment in UMC by less than $8.0 million.  See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue.  The decision was entered by the Tax Court on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On October 17, 2005, a patent infringement lawsuit was filed by Lizy K. John (John) against Xilinx in the U.S. District Court for the Eastern District of Texas, Marshall Division.  John sought an injunction, unspecified damages and attorneys’ fees.

On November 27, 2006, the Company settled the patent infringement lawsuit with John, under which the Company agreed to pay $6.5 million.  John agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by John for ten years.  See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information.

SEC Informal Inquiry

On June 22, 2006, the Company received notice from the SEC advising that the SEC had commenced an informal inquiry into the Company’s historical stock option-granting practices.  The notice included an informal request for documents.  Based on the results of the investigation performed by outside counsel at the direction of a Special Committee of the Board of Directors and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007.  The charge was based on the difference between recorded grant dates and measurement dates in certain stock option grants between 1997 and 2006.  The investigation found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants.  The investigation further found no issues of management integrity in the issuance of stock options.  The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. The Special Committee and the Board of Directors declared the investigation to be concluded.

On November 28, 2006, the SEC formally notified the Company that its investigation of the Company’s stock option granting practices was terminated and that no enforcement action was recommended.

Stockholder Derivative Lawsuits

On June 2, 2006, a Xilinx stockholder filed a derivative complaint in the U.S. District Court for the Northern District of California (Murphy v. Roelandts et al., Case No. C 06 3564 RMW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleged, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options.  The complaint also alleged that the officer defendants were unjustly enriched by their receipt and retention of the backdated stock option grants and that the Company issued false and misleading proxy statements in fiscal 2002 and 2003.

On June 28, 2006, a second Xilinx stockholder filed a separate, but substantially similar, derivative complaint in the U.S. District Court for the Northern District of California (Blum v. Roelandts et al., Case No. C 06 4016 JW), purportedly on behalf of the Company, against members of the Company’s Board of Directors and against certain of the Company’s officers.  The complaint alleged, among other things, that defendants mismanaged corporate assets and breached their fiduciary duties between 1998 and the date of filing by authorizing or failing to halt the backdating of certain stock options. The complaint also alleged that defendants were unjustly enriched by the receipt and retention of the backdated stock option grants and that certain of the defendants sold Xilinx stock for a profit while in possession of material, non-public information.  The complaint also alleged that the Company issued false and misleading financial disclosures and proxy statements from fiscal 1998 through 2006.  In addition, the complaint alleged that defendants engaged in a fraudulent scheme to divert millions of dollars to themselves via improper option grants.

The two stockholder derivative complaints were consolidated into one stockholder derivative case.  On January 8, 2007, the consolidated stockholder derivative case was dismissed by the U.S. District Court for the Northern District of California.

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

Technology

•                  lower gross margins due to product or customer mix shifts and reduced manufacturing efficiency;

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

•                  customer acceptance of advanced features in new products; and

•                  successful deployment of electronic systems by our customers.

Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production that would lead to further per unit cost reductions.  Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles.  As a result, we may be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products.  We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins.  To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

Dependence on Independent Manufacturers and Subcontractors

During the first nine months of fiscal 2007, nearly all of our wafers were manufactured in Taiwan by UMC and in Japan by Toshiba and Seiko.  Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements.  We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers.  We rely on UMC to produce wafers with competitive performance and cost attributes, which include transitioning to advanced manufacturing process technologies and increased wafer sizes, producing wafers at acceptable yields, and delivering them in a timely manner.  We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies.  In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases.

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

Competition

Our PLDs compete in the logic integrated circuit (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation and Actel Corporation, from the ASIC market, which has been ongoing since the inception of field programmable gate arrays (FPGAs), from the ASSP market, and from new companies that may enter the traditional programmable logic market segment.  We believe that important competitive factors in the logic industry include:

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

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations.  For example, on April 2, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the first nine months of fiscal 2007 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases.   As a result of the adoption of SFAS 123(R), our net income for the first nine months of fiscal 2007 was lower than it would have been had we not been required to adopt SFAS 123(R).  This will continue to be the case for subsequent periods.  We cannot predict the effect that this negative impact on our reported operating results will have on the trading price of our common stock.  Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.  See Note 3 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about stock-based compensation.  Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

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

Litigation

See Part II, Item 1. “Legal Proceedings.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the third fiscal quarter of 2007.  See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Period

October 1 to November 4, 2006	2,639	$25.21	2,639	$357,351

November 5 to December 2, 2006	1,790	$25.21	1,790	$312,206

December 3 to December 30, 2006	1,520	$25.21	1,520	$273,888

Total for the Quarter	5,949	$25.21	5,949

During the third quarter of fiscal 2007, the Company repurchased a total of 5.9 million shares of its common stock for $150.0 million.  On February 13, 2006, we announced a repurchase program of up to $600.0 million of common stock.  Through December 30, 2006, the Company had repurchased $326.1 million of the $600.0 million of common stock approved for repurchase under the February 2006 authorization.  This share repurchase program has no stated expiration date.

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

XILINX, INC.

Date:	February 2, 2007	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)