Form 10-Q/A
period 2006-12-30
XILINX INC
filed 2007-02-06
CIK 743988

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to correct a typographical error in Part I, Item 1 of Xilinx’s Quarterly Report on Form 10-Q for the period ended December 30, 2006 filed with the Securities and Exchange Commission on February 2, 2007. Specifically, in the Condensed Consolidated Statements of Cash Flows, under the sub-heading “Nine Months Ended,” the right hand date should be Dec. 31, 2005 and not Dec. 31, 2007.

The amendment conforms the Form 10-Q as filed to the version that was certified by Xilinx’s Chief Executive Officer and by the Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. No other changes are being made by means of this filing.

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

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	Dec. 30, 2006	Dec. 31, 2005
Cash flows from operating activities:
Net income	$263,046	$243,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,103	39,177
Amortization	13,390	11,815
Stock-based compensation	70,157	—
Stock-based compensation related to prior years, net of tax	1,559	—
Net (gain) loss on sale of available-for-sale securities	(1,302)	1,375
Litigation settlements and contingencies	2,500	3,165
Impairment loss on investments	1,950	—
Noncash compensation expense	—	735
Tax benefit from exercise of stock options	19,973	25,027
Excess tax benefit from stock-based compensation	(19,056)	—
Changes in assets and liabilities:
Accounts receivable, net	46,494	71,188
Inventories	18,204	(26,160)
Deferred income taxes	(19,284)	(5,179)
Prepaid expenses and other current assets	22,104	(38,130)
Other assets	(17,651)	(47,764)
Accounts payable	(10,933)	15,638
Accrued liabilities	(6,662)	20,734
Income taxes payable	53,757	81,404
Deferred income on shipments to distributors	(30,414)	9,207
Net cash provided by operating activities	445,935	405,640

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,295,107)	(1,308,277)
Proceeds from sale and maturity of available-for-sale securities	1,042,059	1,435,765
Purchases of property, plant and equipment	(47,594)	(44,556)
Other investing activities	(1,564)	(24,109)
Net cash provided by (used in) investing activities	(302,206)	58,823

Cash flows from financing activities:
Repurchases of common stock	(400,000)	(276,584)
Proceeds from issuance of common stock through various stock plans	85,117	59,716
Payment of dividends to stockholders	(91,220)	(73,076)
Excess tax benefit from stock-based compensation	19,056	—
Net cash used in financing activities	(387,047)	(289,944)

Net increase (decrease) in cash and cash equivalents	(243,318)	174,519

Cash and cash equivalents at beginning of period	783,366	449,388

Cash and cash equivalents at end of period	$540,048	$623,907

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$—	$19,821

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$20,211	$7,503

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

PART II.  OTHER INFORMATION

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

XILINX, INC.

Date:	February 6, 2007	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)