Form 10-K
period 2007-03-31
XILINX INC
filed 2007-05-30
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

Commission File Number 0-18548
________________________________
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
______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES☐ NO ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 30, 2006 as reported on the NASDAQ Global Select Market was approximately $4,595,143,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 17, 2007, the registrant had 297,885,246 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 9, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

XILINX, INC.
Form 10-K
For the Fiscal Year Ended March 31, 2007

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report include, among others, those in Items 1. “Business” and 3. “Legal Proceedings” concerning our development efforts, strategy, new product introductions, backlog and litigation. These statements involve numerous known and unknown risks and uncertainties including those discussed throughout this document as well as in Item 1A. “Risk Factors.” Forward-looking statements can often be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” or other similar words. We disclaim any responsibility to update any forward-looking statement provided in this document.

ITEM 1.  BUSINESS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions, including advanced integrated circuits (ICs), software design tools, predefined system functions delivered as intellectual property (IP) cores, design services, customer training, field engineering and technical support. The programmable logic devices (PLDs) include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as communications, industrial, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors, and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.

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

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	●	3G/4G Cellular Base Stations
		●	WiMAX

	Wireline	●	Metro Area Networks
		●	FTTx-Passive Optical Networks
		●	DSL Modems

	Networking	●	Multi-Service Provisioning Platform
(MSPP)
		●	Switches
		●	Routers

Consumer, Automotive,	Consumer	●	Video Display Systems,
Industrial and Other			LCD/PDP Televisions
		●	Digital Video Recorders/Set Top Boxes/
IPTV
		●	Smart Handhelds

	Industrial, Scientific and	●	Factory Automation
	Medical	●	Medical Imaging
		●	Test and Measurement Equipment

	Audio, Video and Broadcast	●	Cable Head-end Systems
		●	Production Switchers
		●	Cameras

	Automotive	●	Multimedia Systems
		●	GPS Navigation Systems
		●	Voice Recognition

	Defense and Aerospace	●	Satellite Surveillance
		●	Radar and Sonar Systems
		●	Secure Communications

Data Processing	Storage	●	Security and Encryption
		●	Network Attached Storage

	Servers	●	High End Servers
		●	Computer Peripherals

	Office Automation	●	Copiers
		●	Printers

Products

Integral to the future success of our business is the timely introduction of new products that address customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, these products form a comprehensive programmable logic solution. A brief overview of these products follows. Our product families mentioned in the table below are not all-inclusive but they comprise the majority of our revenues. They are our newest product families and are currently being designed into our customers’ next generation products. Some of our more mature product families have been excluded from the table although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

	Date		Process
FPGAs	Introduced	Densities	Technology	Voltage
Virtex™-5	May 2006	31K to 330K	65nm	1.0v
Logic Cells
Virtex-4	June 2004	12K to 200K	90nm	1.2v
Logic Cells
Virtex-II Pro	March 2002	3K to 99K	130nm	1.5v
Logic Cells
Virtex-II	January 2001	576 to 104K	150nm	1.5v
Logic Cells
Virtex-E	September 1999	1.7K to 73K	180nm	1.8v
Logic Cells
Spartan™-3AN	February 2007	1.5K to 25.3K	90nm	1.2v
Logic Cells
Spartan-3A	December 2006	1.5K to 53.1K	90nm	1.2v
Logic Cells
Spartan-3E	March 2005	2.2K to 33.2K	90nm	1.2v
Logic Cells
Spartan-3	April 2003	1.7K to 74.9K	90nm	1.2v
Logic Cells
Spartan-IIE	November 2001	1.7K to 15.6K	150nm	1.8v
Logic Cells
Spartan-II	January 2000	432 to 5.3K	180nm	2.5v
Logic Cells

	Date		Process
CPLDs	Introduced	Densities	Technology	Voltage
CoolRunner™-II	January 2002	32 to 512	180nm	1.8v
Macrocells
CoolRunner	August 1999	32 to 512	350nm	3.3v
Macrocells
XC9500XL	September 1998	36 to 288	350nm	3.3v
Macrocells

     Virtex FPGAs

The Virtex-5 FPGA family consists of 15 devices and is the latest generation Virtex family and the PLD industry’s first product family manufactured using 65-nanometer (nm) process technology. The Virtex-5 family consists of four platforms: LX for logic-intensive designs, LXT for high-performance logic with serial connectivity, SXT for high-performance digital signal processing (DSP) with serial connectivity and FXT for embedded processing with serial connectivity. Currently, Xilinx is shipping devices from the Virtex-5 LX platform, LXT platform and SXT platform. Compared to previous 90-nm Virtex family products, this product family offers increased performance, density and features, while reducing dynamic power consumption.

The 17 device Virtex-4 FPGA family consists of three platforms: LX, SX and FX. Virtex-4 LX FPGAs are optimized for logic-intensive designs, Virtex-4 SX FPGAs are optimized for high-performance DSP, and Virtex-4 FX FPGAs are optimized for embedded processing with serial connectivity. These platforms enable customers to select the optimal mix of resources for their particular application. Virtex-4 devices are produced on 90-nm process technology.

Prior generation Virtex families include Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family.

     Spartan FPGAs

The Spartan-3 Generation FPGAs were the PLD industry’s first 90-nm FPGAs and were developed as a programmable ASIC alternative for new applications in high growth end markets such as consumer, automotive and low cost networking. The Spartan-3 family is comprised of different platforms including the original Spartan 3 family, the Spartan-3E family, the Spartan-3A family, the Spartan-3AN family and the Spartan-3A DSP family. The Spartan-3E family consists of five devices and is optimized to deliver the lowest cost per logic cell. The Spartan-3A family consists of seven devices and is optimized to deliver the lowest cost per input/output (I/O). The Spartan-3AN family is a nonvolatile FPGA family consisting of five devices that are optimized for cost sensitive applications where security and board space are customer priorities. The Spartan-3A DSP family targets cost-sensitive, high-performance signal processing applications.

Prior generation Spartan families manufactured on older process geometries include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

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

      CPLDs

CPLDs operate on the low end of the programmable logic density spectrum. CPLDs are single chip, nonvolatile solutions characterized by instant-on and universal interconnect.

The CoolRunner-II family is Xilinx’s latest generation CPLD family with six devices shipping. CoolRunner-II CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. While CoolRunner-II is suitable for a wide variety of end markets and applications, the ultra low power consumption and small package profiles of these devices have led to their acceptance in the growing portable consumer electronics marketplace.

The CoolRunner XPLA3 family was the first CPLD product to combine very low power consumption with high density and high I/O counts in a single device. This family consists of six devices.

Prior generation CPLD families include the XC9500, XC9500XL and XC9500XV which offer low cost, high performance and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively. These families are widely used in communications and industrial applications.

Support Products

     Software Solutions

We offer complete software solutions that enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy-to-use graphical interface to help achieve the best possible designs within each customer’s project schedule, regardless of the designer’s experience level. Our software design tools operate on personal computers running Microsoft Windows 2000, XP and Linux operating systems, and on workstations from Sun Microsystems running Solaris.

The Xilinx ISE™ (Integrated Software Environment) family fits a wide range of customer needs. ISE also integrates with a wide range of third-party electronic design automation (EDA) software offerings and point-tool solutions to deliver the most flexible design environment available.

All Xilinx FPGA and CPLD device families are supported by ISE, including the newest Virtex, Spartan and CoolRunner device families.

     Processing Solutions

Xilinx offerings in the areas of DSP and Embedded Processing are aimed at solving system level problems of non-traditional users such as system architects and software engineers. Processing Solutions enable new growth for Xilinx beyond the PLD market segment by building and delivering a configurable processing platform, tools, and IP for specific vertical markets. Products available include LogiCORE™ IP, Connectivity Cores, MicroBlaze™ and Power PC™ processors, System Generator for DSP, AccelDSP™ architectural synthesis, Platform Studio tool and the Embedded Development Kit.

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

     Global Services

To extend our customers’ technical capabilities and shorten their design times, we offer a portfolio of global services, which includes education, design and support services. In addition, we offer a personalized online technical resource, www.mysupport.xilinx.com.

Please see information under the caption “Results of Operations – Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our classes of products.

Research and Development

Our research and development activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of IP cores of logic and the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering power consumption. As a result of our research and development efforts, we have introduced a number of new products during the past years including the Virtex-5 and Virtex-4 series of FPGAs, and the Spartan-3 FPGA series. Additionally, we have made major enhancements to our IP core offerings and introduced new versions of our ISE software. To support embedded processing and DSP design on our platform FPGA devices, the Platform Studio tool suite and System Generator for DSP have been further enhanced. We extended our collaboration with our foundry suppliers in the development of 90-nm and 65-nm complementary metal oxide semiconductor (CMOS) manufacturing technology and we are the first company in the PLD industry to ship 65-nm devices.

Our research and development challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2007, 2006 and 2005, our research and development expenses were $388.1 million, $326.1 million and $307.4 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of our research and development efforts will be successful, timely or cost-effective.

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

Whether Xilinx, the independent sales representative, or the distributor identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the legal sellers of the products and as such they bear all risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, as well as foreign currency fluctuations.

In accordance with our distribution agreements and industry practice, we have granted the distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a subsequent change in list prices. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributor’s end customer.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2007, 2006 or 2005. In July 2005, two of the Company’s distributors, Avnet and the Memec Group (Memec), consolidated and merged into one entity, with Avnet as the surviving company. As of March 31, 2007 and April 1, 2006, the combined Avnet/Memec entity accounted for 86% and 78% of the Company’s total accounts receivable, respectively. Resale of product through this combined entity accounted for 67% of the Company’s worldwide net revenues in fiscal 2007. Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70% and 76% of the Company’s worldwide net revenues in fiscal 2006 and 2005, respectively. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors in specific geographies, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk. Please also see Note 14 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for financial information about our revenues from external customers and domestic and international operations.

Backlog

As of March 31, 2007, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $190.0 million, compared to $223.0 million as of April 1, 2006. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of leading-edge process technologies. As a result, we entered into agreements with UMC, Toshiba and Seiko as discussed below.

In September 1995, we entered into a joint venture with UMC and other parties to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. We retain monthly guaranteed wafer capacity rights in UMC as long as we retain a certain percentage of our original UMC shares. Also see Note 4 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

In fiscal 1997, we signed a wafer purchasing agreement with Seiko that was amended in fiscal 1998, 1999 and 2000. Seiko manufactures wafers for our older, more mature product lines.

In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The original agreement was extended to December 2007. The entire advance payment of $100.0 million is being reduced by wafer purchases from Toshiba and any unused portion is fully refundable in December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced. The balance of the advance payment remaining was $40.0 million at March 31, 2007.

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

Quality Certification

Xilinx achieved ISO 9001 quality certification in 1995 in San Jose, California, in 2001 in Dublin, Ireland and in 2004 in Longmont, Colorado, the main site for our software development efforts. In addition, Xilinx achieved ISO 14001, TL 9000 and TS 16949 environmental and quality certifications in the San Jose, Dublin and Singapore locations.

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 31, 2007, we held 1,562 issued United States patents relating to our products, which vary in duration. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or to effectively protect our trade secrets could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.

We have acquired various software licenses that permit us to grant sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design. We are also licensed under certain third party patents and have provided some third parties licenses under Company patents.

Employees

As of March 31, 2007, we had 3,353 employees compared to 3,295 at the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Executive Officers of the Registrant

Certain information regarding each of Xilinx’s executive officers is set forth below:

Name	Age	Position
Willem P. Roelandts	62	President, Chief Executive Officer and Chairman of the
		Board of Directors
Patrick W. Little	44	Vice President, Worldwide Sales and Services
Iain M. Morris	50	Executive Vice President and General Manager
Jon A. Olson	53	Senior Vice President, Finance and Chief Financial Officer
Boon C. Ooi	53	Vice President, Worldwide Operations
Omid Tahernia	46	Vice President and General Manager
Sandeep S. Vij	41	Vice President, Worldwide Marketing

There are no family relationships among the executive officers of the Company or the Board of Directors.

Willem P. “Wim” Roelandts joined the Company in January 1996 as Chief Executive Officer and a member of the Company’s Board of Directors. In April 1996, Mr. Roelandts was appointed to the additional position of President of the Company and he assumed the role of Chairman of the Board of Directors on August 7, 2003 upon the retirement of Bernard V. Vonderschmitt. Prior to joining the Company, he served at Hewlett-Packard Company as Senior Vice President and General Manager of Computer Systems Organizations from August 1992 through January 1996 and as Vice President and General Manager of the Network Systems Group from December 1990 through August 1992. Mr. Roelandts also serves as a director of Applied Materials, Inc.

Patrick W. Little joined the Company in March 2003 as Vice President and General Manager and was promoted in March 2005 to Vice President of Worldwide Sales. Mr. Little was promoted to his current position of Vice President, Worldwide Sales and Services in December 2005. From September 1999 to March 2003, he served as President and CEO of Believe, Inc. Mr. Little served as Executive Vice President of Sales and Marketing at Rendition, Inc. from March 1998 to September 1999. He was General Manager of the Audio Business Division of Diamond Multimedia Systems, Inc., and held various senior management positions at Trident Microsystems, Inc. and Opti, Inc., from 1992 to 1998.

Iain M. Morris joined the Company in November 2006 as Executive Vice President and General Manager. From December 2003 to May 2006, Mr. Morris was Senior Vice President at Advanced Micro Devices, Inc. with responsibility for the Digital Media and Pervasive Computing Group. From February 2001 to August 2003, Mr. Morris served at Hewlett-Packard Company, where he was Senior Vice President of Mobility and Emerging Business and President of Embedded and Personal Systems, respectively. Prior to joining Hewlett-Packard Company, he spent nearly 25 years at Motorola, Inc. serving in a variety of positions where he oversaw divisions involved with engineering, product development, marketing and direct sales.

Jon A. Olson joined the Company in June 2005 as Vice President, Finance and Chief Financial Officer. Mr. Olson was promoted to his current position of Senior Vice President, Finance and Chief Financial Officer in August 2006. He has overall responsibility for worldwide finance, tax, business and strategy development, information technology, treasury and investor relations and administrative responsibility for internal audit. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President, Finance and Enterprise Services, Director of Finance.

Boon C. Ooi joined the Company in November 2003 as Vice President, Worldwide Operations. He has overall responsibility for worldwide manufacturing, testing, assembly engineering and supply chain management for Xilinx programmable logic devices. Mr. Ooi also oversees strategic management of the Company’s semiconductor foundry and packaging suppliers. Prior to joining the Company, Mr. Ooi spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President of the Corporate Technology Group and Director of Operations.

Omid Tahernia joined the Company in August 2004 as Vice President and General Manager. Prior to joining the Company, Mr. Tahernia worked at Motorola, Inc. for over 20 years in both the equipment and semiconductor segments. From January 1999 to May 2003, he served at Motorola Semiconductor as Vice President and General Manager of the Wireless and Mobile Systems Division driving chipset platforms including baseband processors and from May 2003 to June 2004 as Vice President and Director of Worldwide Strategy and Business Development for the Wireless Group. Previously, Mr. Tahernia held various management positions in Motorola’s Paging Division.

Sandeep S. Vij joined the Company in April 1996 as Director, FPGA Marketing and was promoted to Vice President, Marketing and General Manager in October 1996. Mr. Vij assumed his current position of Vice President, Worldwide Marketing in July 2001. From 1990 until April 1996, he served at Altera Corporation in a variety of marketing roles. Mr. Vij also serves as a director of Coherent Inc.

Additional Information

Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues – Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 14 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

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
  limited visibility of demand for products, especially new products;
  reduced capital spending by our customers;
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
  inability to obtain manufacturing or test and assembly capacity in sufficient volume;
  inability to predict the success of our customers’ products in their markets;
  an unexpected increase in demand resulting in longer lead times that causes delays in customer production schedules;
  dependence on the health of the end markets and customers we serve;

Competitive Environment

  price and product competition, which can change rapidly due to technological innovation;
  customers converting to ASIC or ASSP designs from Xilinx PLDs;
  faster than normal erosion of average selling prices;
  timely introduction of new products and ability to manufacture in sufficient quantities at introduction;

Technology

  lower gross margins due to product or customer mix shifts and reduced manufacturing efficiency;
  failure to retain or attract specialized technical/management personnel;
  timely introduction of advanced manufacturing technologies;
  ability to safeguard the Company’s products from competitors by means of patents and other intellectual property protections;
  impact of new technologies which result in rapid escalation of demand for certain products with corresponding declines in demand for others;
  ability to successfully manage multiple vendor relationships;

Other

  changes in accounting pronouncements;
  dependence on distributors to generate sales and process customer orders;
  disruption in sales generation, order processing and logistics if a distributor materially defaults on a contract;
  impact of changes to current export/import laws and regulations;

  volatility of the securities market, particularly as it relates to the technology sector;
  unexpected product quality issues;
  global events impacting the world economy or specific regions of the world;
  increase in the cost of natural resources;
  parts shortages at our suppliers;
  failure of information systems impacting financial reporting;
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

Our results of operations are impacted by global economic and political conditions, dependence on new products, dependence on independent manufacturers and subcontractors, competition, intellectual property, potential effect of new accounting pronouncements, financial reporting and internal controls environment and litigation, each of which is discussed in greater detail below.

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

  timely completion of new product designs;
  ability to generate new design opportunities (design wins);
  availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
  ability to utilize advanced manufacturing process technologies on circuit geometries of 65nm and smaller;
  achieving acceptable yields;
  ability to obtain adequate production capacity from our wafer foundries and assembly subcontractors;
  ability to obtain advanced packaging;

  availability of supporting software design tools;
  utilization of predefined IP cores of logic;
  customer acceptance of advanced features in our new products; and
  successful deployment of electronic systems by our customers.

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

Dependence on Independent Manufacturers and Subcontractors

During fiscal 2007, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields, and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases and wafer shortages.

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

Competition

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation and Actel Corporation, from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

  product pricing;
  time-to-market;
  product performance, reliability, quality, power consumption and density;
  field upgradability;
  adaptability of products to specific applications;

  ease of use and functionality of software design tools;
  functionality of predefined IP cores of logic;
  inventory management;
  access to leading-edge process technology and assembly capacity; and
  ability to provide timely customer service and support.

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

Other competitors include manufacturers of:

  high-density programmable logic products characterized by FPGA-type architectures;
  high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
  ASICs and ASSPs with incremental amounts of embedded programmable logic;
  high-speed, low-density CPLDs;
  high-performance DSP devices;
  products with embedded processors;
  products with embedded multi-gigabit transceivers; and
  other new or emerging programmable logic products.

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

We could also face competition from our licensees. We have granted limited rights to other companies with respect to certain of our older technology which may enable them to manufacture and market products which may be competitive with some of our older products. For example, in July 2001, in connection with a settlement of patent litigation with Altera, we entered into a royalty-free patent cross license agreement which terminated in July 2006.

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

Considerable Number of Common Shares Subject to Future Issuance

As of March 31, 2007, we had 2.00 billion authorized common shares, of which 295.9 million shares were outstanding. In addition, 99.7 million common shares were reserved for issuance pursuant to employee stock option and employee stock purchase plans (Equity Plans), and 32.1 million shares were reserved for issuance upon conversion or repurchase of the 3.125% junior subordinated convertible debentures (debentures). The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our Equity Plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, the accounting method for convertible debt securities with net share settlement, such as our debentures, may be subject to change. Under the accounting rules currently in effect, for the purpose of calculating diluted net income per common share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under applicable accounting rules, is accounted for interest expense purposes similarly to non-convertible debt. As a result, stated coupon constituting interest expense and any shares issuable upon conversion of the debt security would be accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the debentures are not included in the calculation of our diluted net income per common share except to the extent that the conversion value of the debentures exceeds their principal amount, in which event the number of shares of our common stock necessary to settle the conversion are treated as having been issued for diluted net income per common share purposes.

The accounting method for net share settled convertible securities is currently under consideration by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB). Under consideration is a proposed method for accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. We cannot predict the outcome of this process or any other changes in generally accepted accounting principles (GAAP) that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

Please see Note 11 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about the debentures. Please also see Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about recent accounting pronouncements.

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

Litigation

See Item 3. “Legal Proceedings.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, research and development and manufacturing and testing groups, are located in San Jose, California. This main site consists of adjacent buildings providing 588,000 square feet of space, which we own. We also own two parcels of land totaling approximately 121 acres in South San Jose near our corporate facility. At present, we do not have any plans to develop the land. We also have a 106,000 square foot leased facility in San Jose which we do not occupy and which is presently listed for subleasing.

In addition, we own a 228,000 square foot facility in the metropolitan area of Dublin, Ireland which serves as our regional headquarters in Europe. The Irish facility is primarily used for manufacturing and testing of our products, service and support for our customers in Europe, research and development and information technology (IT) support.

In April 2004, we entered into a sublease on a 15,000 square foot facility in Singapore, which serves as our Asia Pacific regional headquarters. Subsequent to this sublease, in late 2004 and in 2005, we subleased an additional 15,000 square feet of office space and test floor area in the same facility. The Singapore facility is primarily used for manufacturing and testing of our products, service and support for our customers in Asia Pacific/Japan, coordination and management of certain third parties in our supply chain and research and development. In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore. Construction commenced on schedule in November 2005 and the project is expected to be completed in June 2007. Once completed, the new building is expected to have 222,000 square feet of available space.

We also own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of research and development, manufacturing and quality control. In addition, we also own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is partially leased to tenants under short-term lease agreements and partially used by the Company.

We own a 45,000 square foot facility in Albuquerque, New Mexico which is used for the development of our CoolRunner CPLD product families as well as IP cores. We lease office facilities for our engineering design centers in Austin, Texas, Grenoble, France and Edinburgh, Scotland.

We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Denver, Los Angeles, Nashua, Ottawa, Raleigh, San Diego, San Jose and Toronto as well as international sales offices located in the metropolitan areas of Beijing, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

Internal Revenue Service

The Internal Revenue Service (IRS) audited and issued proposed adjustments to the Company for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. To date, all issues have been settled with the IRS except as described in the following paragraph.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit. The IRS and the Company have each filed briefs. The briefing is now complete and the parties are waiting for the U.S. Court of Appeal for the Ninth Circuit to set a date for oral arguments.

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

On November 27, 2006, the Company settled the patent infringement lawsuit with John, under which the Company agreed to pay $6.5 million. John agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by John for ten years. See Note 15 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 3, 2007, there were approximately 1,012 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be over 110,000.

The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$29.31	$22.31	$29.96	$25.48
Second Quarter	23.31	19.60	29.09	25.68
Third Quarter	28.25	22.14	28.14	21.94
Fourth Quarter	26.60	22.97	29.79	24.92

Dividends Declared Per Common Share

	Fiscal	Fiscal
	2007	2006
First Quarter	$0.09	$0.07
Second Quarter	0.09	0.07
Third Quarter	0.09	0.07
Fourth Quarter	0.09	0.07

On February 26, 2007, our Board of Directors approved an increase to our quarterly common stock dividend for the first quarter of fiscal 2008 from $0.09 per common share to $0.12 per common share. The dividend is payable on May 30, 2007 to stockholders of record at the close of business on May 9, 2007.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the fourth quarter of fiscal 2007. See Note 12 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
	(In thousands, except per share amounts)
December 31, 2006 to February 3, 2007	4,109	$24.34	4,109	$173,888
February 4 to March 3, 2007	27,647	$27.13 (1)	27,647	$923,888
March 4 to March 31, 2007	6,950	$25.90	6,950	$743,888
Total for the Quarter	38,706	$26.61	38,706
____________________
(1)	Under the terms of the accelerated share repurchase program (ASR) entered into during the fourth quarter of fiscal 2007, the Company paid $700.0 million upfront in exchange for a minimum number of shares of its common stock, which were delivered to the Company before the fiscal year end. The $700.0 million was recorded in stockholders’ equity in fiscal 2007. Upon completion of the ASR, the Company may receive up to an additional 1.9 million shares in either the first or second quarter of fiscal 2008, depending on the volume weighted-average price, during an averaging period, less a specified discount. If additional shares are received in either the first or second quarter of fiscal 2008, a reclassification adjustment will be recorded within stockholders’ equity in that period.

During the fourth quarter of fiscal 2007, the Company repurchased a total of 38.7 million shares of its common stock for $1.03 billion, including 10.6 million shares for $273.9 million that completed its $600.0 million repurchase program announced on February 13, 2006. On February 26, 2007, we announced a further repurchase program of up to an additional $1.50 billion of common stock. Through March 31, 2007, the Company had repurchased $756.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. These share repurchase programs have no stated expiration date.

Company Stock Price Performance

The following chart shows a comparison of cumulative total return for the Company’s common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors). The total stockholder return assumes $100 invested on March 31, 2002 in Xilinx, Inc. common stock, the S&P 500 Index and the S&P 500 Semiconductors and assumes all dividends are reinvested.

	Base	Indexed Returns
	Period	Years Ended
Company / Index	Mar02	Mar03	Mar04	Mar05	Mar06	Mar07
Xilinx, Inc.	100	58.73	94.73	73.81	64.95	66.58
S&P 500 Index	100	75.24	101.66	108.47	121.19	135.52
S&P 500 Semiconductors	100	51.56	88.45	74.98	81.20	74.97

Note: Stock price performance and indexed returns for our Common Stock are historical and are not an indicator of future price performance or future investment returns.

Additional information required by this item is incorporated by reference to the table set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Income Data
Five years ended March 31, 2007
(In thousands, except per share amounts)

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Net revenues	$1,842,739	$1,726,250	$1,573,233	$1,397,846	$1,155,977
Operating income (6)	347,767	412,062	372,040	327,135	155,669
Income before income taxes (6)	431,146	456,602	400,544	350,544	169,872
Provision for income taxes	80,474	102,453	87,821	47,555	44,167
Net income	350,672	354,149	312,723	302,989	125,705
Net income per common share:
Basic	$1.04	$1.01	$0.90	$0.89	$0.37
Diluted	$1.02	$1.00	$0.87	$0.85	$0.36
Shares used in per share calculations:
Basic	337,920	349,026	347,810	341,427	337,069
Diluted	343,636	355,065	358,230	354,551	348,622
Cash dividends declared per common
share	$0.36	$0.28	$0.20	$—	$—
____________________

(1)	Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that the Company no longer intends to occupy, a loss related to litigation settlements and contingencies of $2,500, stock-based compensation related to prior years of $2,209, an impairment loss on investments of $1,950 and a gain of $7,016 from the sale of a portion of the Company’s UMC investment.

(2)	Income before income taxes includes a loss related to litigation settlements and contingencies of $3,165, a write-off of acquired in-process research and development of $4,500 related to the acquisition of AccelChip, Inc. (AccelChip) and an impairment loss on investments of $1,418.

(3)	Income before income taxes includes a write-off of acquired in-process research and development of $7,198 related to the acquisition of Hier Design Inc. (HDI) and impairment loss on investments of $3,099.

(4)	Income before income taxes includes an impairment loss on excess facilities of $3,376, a loss related to litigation settlements and contingencies of $6,400 and a write-off of acquired in-process research and development of $6,969 related to the acquisition of Triscend Corporation (Triscend). Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement.

(5)	Income before income taxes includes an impairment loss on excess facilities and equipment of $54,691 and impairment loss on investments of $10,425.

(6)	The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)) in fiscal 2007. Results for prior fiscal years do not include the effects of stock-based compensation (see Notes 2 and 3 to our consolidated financial statements in Item 8: “Financial Statements and Supplementary Data”).

Consolidated Balance Sheet Data
Five years ended March 31, 2007
(In thousands)

	2007	2006	2005	2004	2003
Working capital	$1,396,733	$1,303,224	$1,154,163	$955,878	$883,322
Total assets	3,179,355	3,173,547	3,039,196	2,937,473	2,421,676
Convertible debentures	999,597	—	—	—	—
Other long-term liabilities	1,320	7,485	—	—	—
Stockholders’ equity	1,772,740	2,728,885	2,673,508	2,483,062	1,950,739

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Operations

We design, develop and market complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as communications, industrial, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors, and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.

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

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At March 31, 2007, the Company had debt securities with a fair value of $1.69 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $67.0 million, and strategic investments in non-marketable equity securities of $18.0 million (adjusted cost).

The fair values for marketable debt and equity securities are based on quoted market prices. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments. Xilinx adopted the provisions of FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP

115-1),” on January 1, 2006. Beginning in the fourth quarter of fiscal 2006, we assessed other-than-temporary impairment of debt and equity securities in accordance with FSP 115-1. We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2007, 2006 or 2005.

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

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. For fiscal 2007, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from Support Products, which includes software and services sales, was less than 8% of net revenues for all of the periods presented.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

     Valuation of Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

     Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2007, there was no impairment of goodwill in fiscal 2007. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2008. To date, no impairment indicators have been identified.

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

On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).” The provisions are effective beginning in the first quarter of fiscal 2008. See Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

     Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Total stock-based compensation during fiscal 2007 related to the adoption of SFAS 123(R) was $90.3 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan), consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and were extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in fiscal 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2007	2006	2005
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.0	38.1	36.6
Gross Margin	61.0	61.9	63.4

Operating Expenses:
Research and development	21.1	18.9	19.6
Selling, general and administrative	20.4	18.3	19.3
Amortization of acquisition-related intangibles	0.4	0.4	0.4
Litigation settlements and contingencies	0.1	0.2	0.0
Stock-based compensation related to prior years	0.1	0.0	0.0
Write-off of acquired in-process research and development	0.0	0.2	0.5
Total operating expenses	42.1	38.0	39.8

Operating Income	18.9	23.9	23.6

Impairment loss on investments	(0.1)	(0.1)	(0.2)
Interest and other, net	4.6	2.6	2.0

Income Before Income Taxes	23.4	26.4	25.4

Provision for income taxes	4.4	5.9	5.5

Net Income	19.0%	20.5%	19.9%

Net Revenues

	2007	Change	2006	Change	2005
			(In thousands)
Net revenues	$1,842,739	7%	$1,726,250	10%	$1,573,233

The increase in net revenues to $1.84 billion in fiscal 2007 was due to strong demand for our New Products and growth in the Consumer and Automotive and Industrial and Other end markets. The increase in net revenues in fiscal 2006 was a result of improved market conditions as compared to fiscal 2005 and continued strong customer demand for our New Products, primarily in the Communications and Industrial and Other end markets. See “Net Revenues by Product” and “Net Revenues by End Markets” for more information on our product and end-market categories.

The increases in net revenues in fiscal 2007 and 2006 resulted from increased unit sales, partially offset by normal declines in average unit selling prices. No end customer accounted for more than 10% of net revenues for any of the periods presented

     Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology. The most recent adjustment was made on July 2, 2006, which was the beginning of our second quarter of fiscal 2007. Amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products, as currently defined, include our most recent product offerings and include the Virtex™-5, Virtex-4, Spartan™-3, and CoolRunner™-II products. Mainstream Products include the Virtex-II, Spartan-II, CoolRunner and Virtex-E products. Base Products consist of our mature product families and include the Virtex, Spartan, XC4000 and XC9500 products. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
	2007	Total	Change	2006	Total	Change	2005	Total
	(In millions)
New Products	$416.8	23	102	$206.4	12	391	$42.1	3
Mainstream Products	1,004.2	54	(4)	1,049.6	61	2	1,029.0	65
Base Products	317.2	17	(14)	367.3	21	(8)	399.2	25
Support Products	104.5	6	2	102.9	6	0	102.9	7
Total Net Revenues	$1,842.7	100	7	$1,726.2	100	10	$1,573.2	100

New Products continue to lead our revenue growth across a broad base of end markets. New Products consist primarily of our 65-nm, high-performance and high-density Virtex-5 families and our 90-nm products, which include the Virtex-4 families, and our high-volume, low-cost Spartan-3 families. These products, along with our CoolRunner II family of CPLDs, contributed to the majority of the revenue growth in New Products in fiscal 2007. We expect that sales of New Products will continue to increase over time as more customers’ programs go into volume production with our 65-nm and 90-nm products. The increase in net revenues from New Products for fiscal 2006 compared to fiscal 2005 was due to increased unit sales resulting from the market acceptance of our Virtex-4 and Spartan-3 families across a broad base of applications end markets.

Net revenues from Mainstream Products declined 4% in fiscal 2007 primarily due to reduced sales of some of our older products manufactured using 150-nm and 180-nm process technologies including Spartan-II, Virtex-E and Virtex-II. The decrease in net revenues for this product category resulted from both a decline in units sold as well as in average selling prices. In fiscal 2006, Mainstream Products increased 2% because many customer designs using Virtex-II Pro were going into production.

The decline in Base Products in fiscal 2007 and 2006 was expected because the average selling price continues to decline as products within this category mature and approach end of life.

Net revenues from Support Products increased in fiscal 2007 due to a modest increase in sales from our software products at the beginning of the fiscal year. Net revenues from Support Products were virtually unchanged in fiscal 2006.

     Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. In order to better reflect our diversification efforts and to provide more detailed end market information, we split the category formerly called “Consumer, Industrial and Other” into two components: “Industrial and Other” and “Consumer and Automotive” beginning with the quarter ended January 1, 2005. We will begin to show historical comparisons of the two new categories when information is available for all periods presented. Beginning with the quarter ended September 30, 2006, we changed the name of the “Storage and Servers” category to “Data Processing” to more accurately depict the type of applications found in this category.

As a result, we classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive, and Data Processing. Since historical comparisons of the two new categories are not available for all periods presented, we combined them in the table below to show their aggregated changes over the three fiscal years. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the fiscal years indicated were as follows:

		% Change in		% Change in
	2007	Dollars	2006	Dollars	2005
	(% of total net revenues)
Communications	45%	(1)	49%	7	50%
Consumer, Automotive, Industrial and Other	45	21	40	21	36
Data Processing	10	(10)	11	(10)	14
Total Net Revenues	100%	7	100%	10	100%

Net revenues from Communications decreased slightly in fiscal 2007 from the prior year period. The increase in net revenues from wireless communications applications was offset by a decline in wired telecommunications applications. Wired communications applications were weak for most of the year due to an OEM inventory correction. In fiscal 2006, the Communications end market was driven by increases in both wireline and wireless applications compared to fiscal 2005.

The increase in net revenues from the categories of Consumer, Automotive, Industrial and Other in fiscal 2007 and fiscal 2006 was primarily driven by broad based strength across all applications, including defense, industrial, scientific and medical, test and measurement, consumer, automotive and audio/video broadcast.

Net revenues from Data Processing declined in fiscal 2007 and fiscal 2006 due to weakness in the storage business with selected customer programs migrating to lower cost alternatives.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
	2007	Total	Change	2006	Total	Change	2005	Total
	(In millions)
North America	$731.3	40	2	$714.9	41	9	$655.1	42
Asia Pacific	466.6	25	15	406.7	24	11	367.9	23
Europe	426.9	23	21	352.8	20	8	326.1	21
Japan	217.9	12	(13)	251.8	15	12	224.1	14
Total Net Revenues	$1,842.7	100	7	$1,726.2	100	10	$1,573.2	100

Net revenues in North America increased in fiscal 2007 with the majority of the increase coming from the Industrial and Other end markets, particularly defense applications. The fiscal 2006 increase was driven primarily by strength in Communications and Industrial and Other end markets.

Net revenues in Asia Pacific increased in fiscal 2007 and fiscal 2006 due to increased sales from communications and consumer applications as well as continued outsourcing of manufacturing operations to the Asia Pacific region by some of our larger OEM customers.

Net revenues in Europe increased in fiscal 2007 and fiscal 2006 with the majority of the increase coming from the Communications and Industrial and Other end markets, particularly wireless infrastructure and test and measurement applications.

Net revenues in Japan declined in fiscal 2007 primarily due to a weakened telecommunications infrastructure market during the year, after the modest growth that we experienced in the wireless telecommunications market for most of fiscal 2006.

Gross Margin

	2007	Change	2006	Change	2005
	(In thousands)
Gross Margin	$1,124,096	5%	$1,069,131	7%	$996,949
% of Net Revenues	61.0%		61.9%		63.4%

Gross Margin declined from 61.9% to 61.0% during fiscal 2007 compared to the same period last year. The decline was partially due to the effect of stock-based compensation expense of $10.3 million resulting from our adoption of SFAS 123(R) effective April 2, 2006. Stock-based compensation expense was zero for fiscal 2006 and 2005. In addition, the impact of the production ramp of our 90-nm process, and the significant growth in the New Products category also contributed to the decline of gross margin. New Products represented 23% of net revenues in fiscal 2007 compared to 12% of net revenues in the comparable prior year period and doubled in fiscal 2007. New Products generally have lower gross margins than Mainstream and Base Products in the early product life cycle due to higher unit costs resulting from lower yields. The gross margin decline of 1.5 percentage points for fiscal 2006, compared to fiscal 2005, was due to a significant shift in product mix towards 130-nm and 90-nm products, which accounted for a significant year-over-year growth over fiscal 2005 in sales from our New Products category. Additionally, sales from Mainstream and Base Products, which have higher gross margins than New Products, declined.

Gross margin may be adversely affected in the future due to product-mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate these risks by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

Sales of inventory previously written off were not material during fiscal 2007, 2006 or 2005.

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

Research and Development

	2007	Change	2006	Change	2005
	(In thousands)
Research and Development	$388,101	19%	$326,126	6%	$307,448
% of Net Revenues	21%		19%		20%

Research and development (R&D) spending increased $62.0 million or 19% during fiscal 2007 compared to the same period last year. The increase was primarily due to stock-based compensation expense of $41.6 million resulting from our adoption of SFAS 123(R) effective April 2, 2006 and expenses related to investments in resources to support new product development, particularly in the area of DSP. Stock-based compensation expense was zero for fiscal 2006 and 2005. The increase in R&D expenses from fiscal 2005 to fiscal 2006 was primarily related to additional headcount to support our new product development and increased investments in new markets such as DSP and embedded processing. The increase was also attributed to the expenses associated with the tapeout of our latest Virtex-4 and Virtex-5 platform products.

We plan to continue to invest in R&D efforts in a wide variety of areas such as new products, 65-nm and more advanced process development, IP cores, DSP, embedded processing and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	2007	Change	2006	Change	2005
	(In thousands)
Selling, General and Administrative	$375,510	19%	$316,302	4%	$303,595
% of Net Revenues	20%		18%		19%

Selling, general and administrative (SG&A) expenses increased 19% during fiscal 2007 compared to the same period last year. This increase was attributable to stock-based compensation expense of $38.3 million resulting from our adoption of SFAS 123(R) effective April 2, 2006, expenses related to increased headcount, particularly in our sales organization, and legal related costs. Stock-based compensation expense was zero for fiscal 2006 and 2005. The increase in SG&A expenses in fiscal 2006 compared to the prior year period was due to salary and headcount increases and commissions associated with higher net revenues. This was offset slightly by reductions in our tax litigation and Sarbanes-Oxley Section 404 compliance costs.

Amortization of Acquisition-Related Intangibles

Amortization expense for all acquisition-related intangible assets for fiscal 2007, 2006 and 2005 was $8.0 million, $7.0 million and $6.7 million, respectively, primarily related to the intangible assets acquired from the RocketChips, Triscend, HDI and AccelChip acquisitions. Amortization expense for these intangible assets increased for fiscal 2007 from the same period last year due to the acquisition of AccelChip in January 2006. Amortization expense for these intangible assets increased slightly for fiscal 2006 compared to the prior year, due to the acquisition of HDI in June 2004 and AccelChip in January 2006.

We expect amortization of acquisition-related intangibles to be approximately $6.8 million for fiscal 2008 compared with $8.0 million for fiscal 2007.

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

In the second quarter of fiscal 2006, the Company accrued an additional $3.2 million that represented the settlement payment for the Rep’tronic litigation. The Company accrued amounts that represented anticipated payments for liability for legal contingencies under the provisions of SFAS 5, “Accounting for Contingencies.”

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

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of AccelChip in January 2006, $4.5 million of in-process research and development costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects, as well as the HDI development projects referred to below, had identifiable technological risk factors indicating that successful completion, although expected, was not assured. If an identified project is not successfully completed, there is no alternative future use for the project, therefore, the expected future income will not be realized. The acquired in-process research and development represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

The acquired in-process research and development components consist of algorithmic synthesis software and IP libraries for high-performance DSP design in FPGAs. We plan to sell these products to new and existing Xilinx customers and over time integrate them with our existing DSP software products. These projects were approximately 45% complete at the time of acquisition and we expected to complete all of the development projects by the end of fiscal 2009 with an estimated cost to complete of $3.5 million. As of March 31, 2007, these projects were approximately 65% complete and we still expect to complete all of the development projects by the end of fiscal 2009 with a remaining estimated cost to complete of $2.2 million.

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

To determine the value of HDI’s and AccelChip’s in-process research and development, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 16 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Impairment Losses

The impairment losses on investments of $2.0 million, $1.4 million and $3.1 million recognized during fiscal 2007, 2006 and 2005, respectively, were related to non-marketable equity securities in private companies. These impairment losses resulted primarily from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower per share price or from the liquidation of certain investees.

Interest and Other, Net

	2007	Change	2006	Change	2005
	(In thousands)
Interest and other, net	$85,329	86%	$45,958	45%	$31,603
Percentage of net revenues	5%		3%		2%

The increase in interest and other, net in fiscal 2007 over the prior year was due to higher yields from our investments, resulting from an increase in interest rates, and contributing to an increase of $23.5 million in interest income. During fiscal 2007, we began liquidating our investments with low interest rate yields (e.g., tax-exempt municipal bonds) and investing in taxable securities such as floating rate notes, which had a higher rate of return than the tax-exempt municipal bonds. The increase was also attributable to an increase of approximately $4.2 million in dividend income from the UMC investment compared to the prior year and a gain of approximately $7.0 million from the sale of a portion of the Company’s UMC investment which was partially offset by portfolio capital losses. The increase in fiscal 2007 was also offset by interest expense related to the convertible debentures of $2.1 million for fiscal 2007. For fiscal 2006, the increase in interest and other, net compared to fiscal 2005, was due to higher yields resulting from an increase in short-term interest rates and $4.0 million of interest income earned from an IRS prepayment relating to a recent U.S. Tax Court decision in favor of the Company. See Item 3. “Legal Proceedings” and Note 13 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Provision for Income Taxes

	2007	Change	2006	Change	2005
	(In thousands)
Provision for income taxes	$80,474	(21)%	$102,453	17%	$87,821
Effective tax rate	19%		22%		22%

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the United States rate and tax credits earned.

The decrease in the effective tax rate in fiscal 2007 from fiscal 2006 was related to an increase in the amount of R&D tax credits recognized and an increase in the proportion of net income earned in lower tax jurisdictions. The Company also benefited from a decrease in tax reserves in fiscal 2007 due to expiration of the federal statute of limitations for fiscal 2003. These benefits were partially offset by non-deductible stock-based compensation resulting from the adoption of SFAS 123(R).

The Company was examined by the IRS for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there are no additional taxes, penalties or interest due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. See Item 3. “Legal Proceedings” and Note 13 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

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

Fiscal 2007 Compared to Fiscal 2006

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments at March 31, 2007 and April 1, 2006 was $1.81 billion and $1.60 billion, respectively. As of March 31, 2007, we had cash, cash equivalents and short-term investments of $1.14 billion and working capital of $1.40 billion. Cash provided by operations of $551.6 million for fiscal 2007 was $62.2 million higher than the $489.4 million generated during fiscal 2006. Cash provided by operations resulted primarily from net income as adjusted for non-cash related items, decreases in accounts receivable, inventories and prepaid expenses and an increase in income taxes payable (net of reclassifications), which were partially offset by increases in deferred income taxes and other assets, and decreases in accrued liabilities and deferred income on shipments to distributors.

The decrease in prepaid expenses was primarily related to the utilization of the advance wafer purchase payment paid to Toshiba. In October 2004, we entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million for advance payment of silicon wafers produced under the agreement, which expired in December 2006 and has since been extended until December 2007. The entire advance payment of $100.0 million is being reduced by future wafer purchases from Toshiba and any unused portion is fully refundable in December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced. At March 31, 2007, the unused balance of the advance payment remaining was $40.0 million.

Net cash used in investing activities was $283.8 million during fiscal 2007, as compared to net cash provided by investing activities of $242.4 million in fiscal 2006. Net cash used in investing activities during fiscal 2007 consisted of $171.4 million of net purchases of available-for-sale securities, $110.8 million for purchases of property, plant and equipment (see further discussion below) and $1.6 million of other investing activities. The net purchases of available-for-sale securities during fiscal 2007 were primarily due to the portfolio mix of our short- and long-term security investments.

Net cash used in financing activities was $415.3 million in fiscal 2007, as compared to $397.8 million in fiscal 2006. Net cash used in financing activities during fiscal 2007 consisted of $1.43 billion for the repurchase of common stock and $120.8 million for dividend payments to stockholders. These items were primarily offset by $980.0 million of net proceeds from the issuance of the 3.125% convertible debentures and $128.1 million of proceeds from the issuance of common stock under employee stock plans.

     Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased 6% from $194.2 million at the end of fiscal 2006 to $182.3 million at the end of fiscal 2007. Days sales outstanding decreased to 36 days at March 31, 2007 from 41 days at April 1, 2006. The decreases were primarily attributable to strong collections during fiscal 2007 that were partially offset by increased shipments.

     Inventories

Inventories decreased from $201.0 million at April 1, 2006 to $174.6 million at March 31, 2007. The combined inventory days at Xilinx and distribution channel decreased to 112 days at March 31, 2007, compared to 145 days at April 1, 2006. The decreases were primarily due to improved production yields (which lower per-unit inventory cost), inventory mix and greater visibility to our customers’ forecast and production requirements.

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

     Property, Plant and Equipment

During fiscal 2007, we invested $110.8 million in property, plant and equipment compared to $67.0 million in fiscal 2006. Primary investments in fiscal 2007 were for computer equipment, IT equipment, test equipment, building and leasehold improvements, and land. The increase in fiscal 2007 was also attributable to the accumulated construction costs of the building in Singapore, which is expected to be completed in June 2007. In February 2007, we purchased a parcel of land for $28.6 million near our headquarters in San Jose, for future potential growth purposes. We do not intend to build on the land at this time. We expect that property, plant and equipment expenditures will increase in the future due to the expansion of our regional headquarters in Singapore.

     Current Liabilities

Current liabilities decreased from $345.0 million at the end of fiscal 2006 to $303.4 million at the end of fiscal 2007. The decrease was primarily due to the decreases in deferred income on shipments to distributors and other accrued liabilities, which were partially offset by the increases in accounts payable and accrued payroll and other related liabilities. The decrease in deferred income on shipments to distributors was due to lower inventory in the distributor channel as distributors attempted to adjust their inventory level to align with end-customer demand and to reduce inventory carrying costs.

     Stockholders’ Equity

Stockholders’ equity decreased $956.1 million during fiscal 2007, from $2.73 billion in fiscal 2006 to $1.77 billion in fiscal 2007. The decrease in stockholder’s equity was a result of the $1.43 billion repurchase of our common stock, $120.8 million of dividend payments to stockholders and $12.2 million decrease in other comprehensive income primarily due to a decrease in the fair market value of the UMC investment. The decrease was partially offset by net income of $350.7 million for fiscal 2007, the proceeds from issuance of common stock under employee stock plans of $125.8 million and the effect of stock-based compensation expense and associated tax benefits of $130.4 million.

Fiscal 2006 Compared to Fiscal 2005

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments at April 1, 2006 and April 2, 2005 totaled $1.60 billion and 1.63 billion, respectively. As of April 1, 2006, we had cash, cash equivalents and short-term investments of $984.9 million and working capital of $1.30 billion. Cash provided by operations of $489.4 million for fiscal 2006 was $213.9 million higher than the $275.5 million generated during fiscal 2005. Cash provided by operations resulted primarily from net income as adjusted for noncash related items, a decrease in accounts receivable and increases in accrued liabilities and deferred income on shipments to distributors, which were partially offset by increases in inventories and prepaid expenses and other current assets as well as other assets. The increases in prepaid expenses and other current assets as well as other assets were primarily related to the second $50.0 million advance wafer purchase payment paid to Toshiba in September 2005 and $17.8 million of investments in intellectual property and licenses. In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company would pay Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The entire advance payment of $100.0 million is being reduced by future wafer purchases from Toshiba and any unused portion is fully refundable in December 2007 if Toshiba is not able to maintain ongoing production and quality criteria or if future wafer purchases do not exceed the total amount advanced. The balance of the advance payment remaining was $72.3 million at April 1, 2006.

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

     Stockholders’ Equity

Stockholders’ equity increased $55.4 million during fiscal 2006, principally as a result of $354.1 million in net income for fiscal 2006, the issuance of common shares and treasury stock under employee stock plans of $104.1 million, the related tax benefits associated with stock option exercises and the employee stock purchase plan of $40.6 million, $44.7 million for the reversal of reserves for cost sharing as a result of the U.S. Tax Court decision mentioned above, $17.2 million in unrealized gains on available-for-sale securities, net of deferred taxes, primarily from our investment in UMC stock and $853 thousand for noncash compensation expense and unrealized gains on hedging transactions. The increases were partially offset by the repurchase of common stock of $400.0 million, as adjusted for accrued and unsettled transactions, the payment of dividends to stockholders of $97.2 million, tax reconciliation and reclassification adjustments of $7.3 million and cumulative translation adjustment of $1.7 million.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into on April 18, 2007. See Note 19 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about the credit facility.

We used $1.43 billion of cash to repurchase 55.2 million shares of our common stock in fiscal 2007 compared with $400.0 million used to repurchase 15.0 million shares in fiscal 2006. In the fourth quarter of fiscal 2007, we received net proceeds of $980.0 million from the issuance of 3.125% convertible debentures due March 15, 2037. As part of the $1.43 billion of stock repurchases in fiscal 2007, $930.0 million of the net proceeds from the debentures was used to repurchase 34.6 million shares of our common stock. During fiscal 2007, we paid $120.8 million in cash dividends to stockholders, representing $0.09 per common share for each quarter. During fiscal 2006, we paid $97.2 million in cash dividends to stockholders, representing $0.07 per common share for each quarter. On February 25, 2007, our Board of Directors declared an increase in the dividend rate on our common stock from $0.09 to $0.12 per common share for the first quarter of fiscal 2008. The dividend is payable on

May 30, 2007. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at March 31, 2007.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Operating lease obligations (1)	$37.5	$10.2	$16.0	$7.2	$4.1
New building commitment (2)	11.0	11.0	—	—	—
Inventory and other purchase obligations (3)	59.1	59.1	—	—	—
Electronic design automation software licenses (4)	24.1	10.4	11.6	2.1	—
Intellectual property license rights obligations (5)	20.0	—	—	—	20.0
3.125% convertible debentures – principal
and interest (6)	1,936.2	31.3	62.5	62.5	1,779.9
Total	$2,087.9	$122.0	$90.1	$71.8	$1,804.0
____________________

(1)	We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $8.7 million for fiscal 2007. See Note 8 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

(2)	In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters. As of March 31, 2007, approximately $11.0 million of our investment commitment remains outstanding. The project is expected to be completed in June 2007.

(3)	Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.

(4)	As of March 31, 2007, the Company has $24.1 million of non-cancelable license obligations to providers of electronic design automation software expiring at various dates through December 2010.

(5)	In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(6)	In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. The Company will pay cash interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007.

Off-Balance-Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial condition or results of operations.

See Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about other recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.69 billion at March 31, 2007. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% increase or decrease in market interest rates compared to interest rates at March 31, 2007 and April 1, 2006 would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would have been less than $8.0 million and $10.0 million, respectively.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 31, 2007 and April 1, 2006, we had the following outstanding forward currency exchange contracts:

	March 31, 2007	April 1, 2006
	(In thousands and U.S. dollars)
Singapore dollar	$16,902	$15,929
Euro	—	12,794
Japanese Yen	4,309	4,103
	$21,211	$32,826

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at March 31, 2007 and April 1, 2006. The contracts expire at various dates between April and July 2007.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income. In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 31, 2007 and April 1, 2006 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $14.0 million and $12.0 million, respectively.

Equity Security Price Risk

Our investment in marketable equity securities at March 31, 2007 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date. This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The market value of our investment in UMC was approximately $67.0 million at March 31, 2007 as compared to our adjusted cost basis of approximately $62.5 million. The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars. Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 30% favorable or unfavorable change in UMC’s stock price compared to the stock price at March 31, 2007 would have affected the value of our investment in UMC by less than $21.0 million. See Note 4 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our UMC investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	March 31,	April 1,	April 2,
	2007(1)	2006	2005
	(In thousands, except per share amounts)
Net revenues	$1,842,739	$1,726,250	$1,573,233
Cost of revenues	718,643	657,119	576,284
Gross margin	1,124,096	1,069,131	996,949
Operating expenses:
Research and development	388,101	326,126	307,448
Selling, general and administrative	375,510	316,302	303,595
Amortization of acquisition-related intangibles	8,009	6,976	6,668
Litigation settlements and contingencies	2,500	3,165	—
Stock-based compensation related to prior years	2,209	—	—
Write-off of acquired in-process research and development	—	4,500	7,198
Total operating expenses	776,329	657,069	624,909
Operating income	347,767	412,062	372,040
Impairment loss on investments	(1,950)	(1,418)	(3,099)
Interest and other, net	85,329	45,958	31,603
Income before income taxes	431,146	456,602	400,544
Provision for income taxes	80,474	102,453	87,821
Net income	$350,672	$354,149	$312,723
Net income per common share:
Basic	$1.04	$1.01	$0.90
Diluted	$1.02	$1.00	$0.87
Shares used in per share calculations:
Basic	337,920	349,026	347,810
Diluted	343,636	355,065	358,230
____________________
(1)	Cost of revenues and operating expenses for fiscal 2007 include stock-based compensation expenses. See Notes 2 and 3 for additional information.

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	April 1,
	2007	2006
	(In thousands, except
	par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$635,879	$783,366
Short-term investments	502,036	201,551
Investment in United Microelectronics Corporation, current portion	—	37,285
Accounts receivable, net of allowances for doubtful accounts and customer
returns of $3,737 and $3,697 in 2007 and 2006, respectively	182,295	194,205
Inventories	174,572	201,029
Deferred tax assets	100,344	110,928
Prepaid expenses and other current assets	104,976	119,884
Total current assets	1,700,102	1,648,248
Property, plant and equipment, at cost:
Land	94,187	63,521
Buildings	281,334	246,550
Machinery and equipment	337,037	311,516
Furniture and fixtures	47,639	44,773
	760,197	666,360
Accumulated depreciation and amortization	(347,161)	(308,103)
Net property, plant and equipment	413,036	358,257
Long-term investments	675,713	616,296
Investment in United Microelectronics Corporation, net of current portion	67,050	239,209
Goodwill	117,955	125,084
Acquisition-related intangibles, net	14,626	22,651
Other assets	190,873	163,802
Total Assets	$3,179,355	$3,173,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,912	$71,004
Accrued payroll and related liabilities	83,949	79,260
Income taxes payable	24,210	30,048
Deferred income on shipments to distributors	89,052	126,558
Other accrued liabilities	27,246	38,154
Total current liabilities	303,369	345,024
Convertible debentures	999,597	—
Deferred tax liabilities	102,329	92,153
Other long-term liabilities	1,320	7,485
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and
outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 295,902 and
342,618 shares issued and outstanding in 2007 and 2006, respectively	2,959	3,426
Additional paid-in capital	849,888	1,375,120
Retained earnings	916,292	1,334,530
Accumulated other comprehensive income	3,601	15,809
Total stockholders’ equity	1,772,740	2,728,885
Total Liabilities and Stockholders’ Equity	$3,179,355	$3,173,547

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$350,672	$354,149	$312,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,998	53,326	51,921
Amortization	17,926	16,223	11,141
Amortization of deferred compensation	—	—	504
Stock-based compensation	90,292	—	—
Stock-based compensation related to prior years	2,209	—	—
Write-off of acquired in-process research and development	—	4,500	7,198
Net (gain) loss on sale of available-for-sale securities	(814)	4,981	(505)
Impairment loss on investments	1,950	1,418	3,099
Convertible debt derivatives – revaluation and amortization	(403)	—	—
Noncash compensation expense	—	735	—
Provision for deferred income taxes	7,091	26,032	59,552
Tax benefit from exercise of stock options	35,765	40,596	51,854
Excess tax benefit from stock-based compensation	(27,413)	—	—
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable, net	11,911	19,380	35,490
Inventories	28,617	(15,307)	(83,268)
Deferred income taxes	3,532	(1,891)	(53,229)
Prepaid expenses and other current assets	35,652	(34,897)	4,509
Other assets	(15,636)	(29,910)	(32,116)
Accounts payable	7,908	7,811	(15,371)
Accrued liabilities	(10,939)	18,917	(5,976)
Income taxes payable	(5,244)	(687)	(23,572)
Deferred income on shipments to distributors	(37,506)	24,047	(48,468)
Net cash provided by operating activities	551,568	489,423	275,486

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,864,582)	(1,459,248)	(2,161,606)
Proceeds from sale and maturity of available-for-sale securities	1,693,152	1,812,580	2,196,321
Purchases of property, plant and equipment	(110,777)	(67,040)	(61,377)
Acquisition of businesses, net of cash acquired	—	(19,476)	(18,433)
Other investing activities	(1,564)	(24,436)	—
Net cash provided by (used in) investing activities	(283,771)	242,380	(45,095)

Cash flows from financing activities:
Repurchases of common stock	(1,430,000)	(401,584)	(133,755)
Proceeds from issuance of common stock through various stock plans	128,136	100,949	85,064
Proceeds from issuance of convertible debentures, net of issuance costs	980,000	—	—
Payment of dividends to stockholders	(120,833)	(97,190)	(69,655)
Excess tax benefit from stock-based compensation	27,413	—	—
Net cash used in financing activities	(415,284)	(397,825)	(118,346)
Net increase (decrease) in cash and cash equivalents	(147,487)	333,978	112,045
Cash and cash equivalents at beginning of year	783,366	449,388	337,343
Cash and cash equivalents at end of year	$635,879	$783,366	$449,388

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$—	$19,357	$—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$39,330	$37,159	$52,026

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Total
	Outstanding		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands)
Balance at April 3, 2004	346,962	$3,470	$903,991	$1,521,568	$(1,031)	$55,064	$2,483,062
Components of comprehensive income:
Net income	—	—	—	312,723	—	—	312,723
Change in net unrealized loss on available-
for-sale securities, net of tax benefit of $38,471	—	—	—	—	—	(55,757)	(55,757)
Cumulative translation adjustment	—	—	—	—	—	897	897
Total comprehensive income							257,863
Issuance of common shares and treasury stock
under employee stock plans	7,632	76	(49,420)	(1,763)	135,618	—	84,511
Repurchase of common stock	(4,433)	(44)	—	—	(134,587)	—	(134,631)
Deferred compensation-RocketChips	—	—	504	—	—	—	504
Cash dividends declared ($0.20 per common share)	—	—	—	(69,655)	—	—	(69,655)
Tax benefit from exercise of stock options	—	—	51,854	—	—	—	51,854
Balance at April 2, 2005	350,161	3,502	906,929	1,762,873	—	204	2,673,508
Components of comprehensive income:
Net income	—	—	—	354,149	—	—	354,149
Change in net unrealized gain on available-
for-sale securities, net of taxes of $10,540	—	—	—	—	—	17,179	17,179
Change in net unrealized gain on hedging transactions, net of taxes	—	—	—	—	—	118	118
Cumulative translation adjustment	—	—	—	—	—	(1,692)	(1,692)
Total comprehensive income							369,754
Issuance of common shares and treasury stock
under employee stock plans	7,437	74	46,321	(13,009)	70,690	—	104,076
Reclassification of losses from reissuance of treasury stock	—	—	502,552	(502,552)	—	—	—
Repurchase and retirement of common stock	(15,011)	(150)	(159,429)	(169,741)	(70,690)	—	(400,010)
Noncash compensation expense	31	—	735	—	—	—	735
Cash dividends declared ($0.28 per common share)	—	—	—	(97,190)	—	—	(97,190)
Reversal of reserve for cost sharing as a result
of Tax Court decision	—	—	44,713	—	—	—	44,713
Tax reconciliation and reclassification adjustments	—	—	(7,297)	—	—	—	(7,297)
Tax benefit from exercise of stock options	—	—	40,596	—	—	—	40,596
Balance at April 1, 2006	342,618	3,426	1,375,120	1,334,530	—	15,809	2,728,885
Components of comprehensive income:
Net income	—	—	—	350,672	—	—	350,672
Change in net unrealized loss on available-
for-sale securities, net of tax benefit of $8,267	—	—	—	—	—	(13,520)	(13,520)
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	—	(105)	(105)
Cumulative translation adjustment	—	—	—	—	—	1,417	1,417
Total comprehensive income							338,464
Issuance of common shares under employee stock plans	8,505	85	125,712	—	—	—	125,797
Repurchase and retirement of common stock	(55,221)	(552)	(781,371)	(648,077)	—	—	(1,430,000)
Stock-based compensation expense	—	—	90,292	—	—	—	90,292
Stock-based compensation capitalized in inventory	—	—	2,161	—	—	—	2,161
Stock-based compensation related to prior years	—	—	2,209	—	—	—	2,209
Cash dividends declared ($0.36 per common share)	—	—	—	(120,833)	—	—	(120,833)
Tax benefit from exercise of stock options	—	—	35,765	—	—	—	35,765
Balance at March 31, 2007	295,902	$2,959	$849,888	$916,292	$—	$3,601	$1,772,740

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

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

     Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 was a 52-week year ended on March 31, 2007. Fiscal 2006 was a 52-week year ended on April 1, 2006. Fiscal 2005 was a 52-week year ended on April 2, 2005. Fiscal 2008 will be a 52-week year ending on March 29, 2008.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts and customer returns, potential reserves relating to litigation and tax matters, valuation of derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

     Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Short-term investments also include taxable and tax-advantaged auction rate securities. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, floating rate notes and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

The Company maintains its cash balances with various banks with high quality ratings, and investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds and U.S. and foreign government and agency securities. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars with investments in non-U.S. based issuers. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes and offshore time deposits.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at March 31, 2007 or April 1, 2006. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other, net. The fair values for marketable debt and equity securities are based on quoted market prices. The cost of securities matured or sold is based on the specific identification method.

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

     Accounts Receivable

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the aging of Xilinx’s accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. Xilinx writes off accounts receivable against the allowance when Xilinx determines a balance is uncollectible and no longer actively pursues collection of the receivable.

     Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	March 31,	April 1,
	2007	2006
	(In thousands)
Raw materials	$28,138	$10,390
Work-in-process	109,653	137,939
Finished goods	36,781	52,700
	$174,572	$201,029

The Company reviews and sets standard costs quarterly to approximate current actual manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

     Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $56.0 million, $53.3 million and $51.9 million for fiscal 2007, 2006 and 2005, respectively.

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

     Goodwill

As required by SFAS 142, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on the impairment review performed during the fourth quarter of fiscal 2007, there was no impairment of goodwill in fiscal 2007. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2008. To date, no impairment indicators have been identified.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. For fiscal 2007, approximately 86% of Xilinx’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point Xilinx has a legally enforceable right to collection under normal payment terms.

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

Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from support products, which includes software and services sales, was less than 8% of net revenues for all of the periods presented.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.

     Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest and other, net. The remeasurement gains or losses were immaterial for fiscal 2007, 2006 and 2005.

The local currency is the functional currency for each of the Company’s other wholly-owned foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of income are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities (i.e., cumulative translation adjustment) are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

     Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company’s ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency, equity and interest rate fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2007 and April 1, 2006, the Company had the following outstanding forward currency exchange contracts:

	March 31,	April 1,
	2007	2006
	(In thousands and U.S. dollars)
Singapore dollar	$16,902	$15,929
Euro	—	12,794
Japanese Yen	4,309	4,103
	$21,211	$32,826

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at March 31, 2007 and April 1, 2006. The contracts expire at various dates between April and July 2007.

The $1.00 billion debentures include provisions which qualify as embedded derivatives. Please see Note 11 below for detailed discussion about the embedded derivatives. The embedded derivatives were separated from the debentures and their fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivatives would be recorded in the Company’s consolidated statement of income. The fair value of the contingent interest provision at inception of the debentures was $2.5 million and was $2.1 million at March 31, 2007. The change in the fair value (i.e., $400 thousand) of this embedded derivative during fiscal 2007 was recorded as a credit to interest expense on the Company’s consolidated statement of income.

     Research and Development Expenses

Research and development costs are charged to expense as incurred.

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under APB 25 and related interpretations, using the intrinsic value method and provided the required pro forma disclosures in accordance with SFAS No. 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s employee stock purchase plan is deemed a compensatory plan under SFAS 123(R). Accordingly, the employee stock purchase plan is included in the computation of stock-based compensation expense.

The Company applies SFAS 123(R) using the modified-prospective method and consequently has not retroactively adjusted results for prior periods. Under the modified-prospective method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award for stock-based awards granted after April 1, 2006. For stock-based awards granted prior to April 2, 2006, the Company continues to use the accelerated amortization method consistent with the amounts disclosed in the pro forma disclosure as prescribed by SFAS 123. Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FSP 123(R)-3.

     Income Taxes

All income tax amounts reflect the use of the liability method under SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (fiscal 2008 for Xilinx). The Company does not expect the adoption of SFAS 155 to have a material effect on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and was adopted by the Company in its fiscal year ending March 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 2, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company’s adoption of SAB 108 did not have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for Xilinx), and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (fiscal 2009 for Xilinx), although earlier adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial condition and results of operations.

     Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues if a loss is probable and can be reasonably estimated. The warranty accrual and related provision for fiscal 2007 is predominately due to two quality issues, one related to a single vendor and another due to a settlement payment with one of the Company’s customers. The following table presents a reconciliation of the Company’s product warranty liability, which is included in other accrued liabilities on the Company’s consolidated balance sheets:

	2007	2006
	(In thousands)
Balance at beginning of fiscal year	$893	$—
Provision	4,920	2,199
Utilized	(3,313)	(1,306)
Balance at end of fiscal year	$2,500	$893

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

     Concentrations of Credit Risk

In July 2005, two of the Company’s distributors, Avnet and Memec, consolidated and merged into one entity, with Avnet as the surviving company. As of March 31, 2007 and April 1, 2006, the combined Avnet/Memec entity accounted for 86% and 78% of the Company’s total accounts receivable, respectively. Resale of product through this combined entity accounted for 67% of the Company’s worldwide net revenues in fiscal 2007. Had this acquisition been completed for all periods presented, resale of product through this combined entity would have accounted for 70% and 76% of the Company’s worldwide net revenues in fiscal 2006 and 2005, respectively. The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. During fiscal 2007, the Company obtained credit insurance for a portion of its accounts receivable balance to further mitigate the concentration of its credit risk. Xilinx generally does not require collateral for receivables from its end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned.

No end customer accounted for more than 10% of net revenues in fiscal 2007, 2006 or 2005.

The Company mitigates concentrations of credit risk in its investments in debt securities by investing more than 80% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s. Additionally, Xilinx limits its investments in the debt securities of a single issuer and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At March 31, 2007, 58% and 42% of its investments in debt securities were domestic and foreign issuers, respectively. See Note 5 for detailed information about the Company’s investment portfolio.

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

Note 3. Stock-Based Compensation

     Adoption of SFAS 123(R)

Effective April 2, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company implemented the standard using the modified-prospective method and consequently has not retroactively adjusted results for prior periods. The Company previously accounted for stock-based compensation under APB 25 and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In addition, the Company provided the required pro forma disclosures related to its stock plans prescribed by SFAS 123 as amended by SFAS No. 148.

Under the modified-prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award for stock-based awards granted after April 1, 2006. For stock-based awards granted prior to April 2, 2006, the Company continues to use the accelerated amortization method consistent with the amounts disclosed in the pro forma disclosure as prescribed by SFAS 123. Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FSP 123(R)-3.

Options currently granted by the Company generally expire ten years from the grant date. Options granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

Stock-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s stock option plans and rights to acquire stock granted under the Employee Stock Purchase Plan.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS 123(R) to options granted under the Company’s stock option plans and rights to acquire stock granted under the Employee Stock Purchase Plan:

	2007	2006	2005
	(In thousands, except per share amounts)
Stock-based compensation included in:
Cost of revenues	$10,345	$ —	$ —
Research and development	41,610	—	—
Selling, general and administrative	38,337	—	—
Stock-based compensation related to prior years	2,209	—	—
Stock-based compensation effect on income before taxes	92,501	—	—
Income tax effect	(26,876)	—	—
Net stock-based compensation effect on net income	$65,625	$ —	$ —
Stock-based compensation effect on basic net income per common share	$0.19	$ —	$ —
Stock-based compensation effect on diluted net income per common share	$0.19	$ —	$ —
Stock-based compensation effect on cash flows from operations	$(27,413)	$ —	$ —
Stock-based compensation effect on cash flows from financing activities	$27,413	$ —	$ —

In June 2006, under the direction of a Special Committee of the Board of Directors, outside counsel commenced an investigation of the Company’s historical stock option-granting practices and found no evidence of fraud in the Company’s practices in granting of stock options, nor any evidence of manipulation of the timing or exercise price of stock option grants. The investigation further found no issues of management integrity in the issuance of stock options. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates. Based on the results of the investigation and the Company’s analysis of the facts, the Company took a $2.2 million charge to its earnings for the first quarter of fiscal 2007 related to minor differences between recorded grant dates and measurement dates for certain stock option grants between 1997 and 2006. This one-time charge did not have a material effect on the Company’s historical financial statements, and, thus, the Company did not restate its financial statements for prior years. See Note 15 for additional information about the conclusion of the investigation, which arose in response to the stockholder derivative complaints and a notification by the SEC of an informal inquiry into the Company’s historical stock option-granting practices. The SEC subsequently terminated its informal inquiry of the Company’s stock option-granting practices and the stockholder derivative complaints were consolidated and subsequently dismissed.

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in fiscal 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million has been recorded as a credit to additional paid-in-capital. The total stock-based compensation released from the inventory capitalization during fiscal 2007 was $2.3 million, which resulted in an ending inventory balance of $2.2 million related to stock-based compensation at March 31, 2007. During fiscal 2007, the tax benefit realized for the tax deduction from option exercises and other awards totaled $35.8 million. As of March 31, 2007, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan was $93.4 million and $19.0 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.6 years and 0.9 years, respectively.

Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only alternative allowed under SFAS 123, as amended by SFAS 148. Stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for fiscal 2006 or 2005 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Employee Stock Purchase Plan was deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption.

Pro forma information required under SFAS 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, was as follows:

	2006	2005
	(In thousands, except per share amounts)
Net income as reported	$354,149	$312,723
Deduct: Stock-based employee compensation expense determined
under fair value method for all awards, net of tax	(82,956)	(119,237)
Pro forma net income	$271,193	$193,486
Net income per common share:
Basic-as reported	$1.01	$0.90
Basic-pro forma	$0.78	$0.56
Diluted-as reported	$1.00	$0.87
Diluted-pro forma	$0.76	$0.54

The fair values of stock options and stock purchase plan rights under the Company’s stock option plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option-pricing model. In the first quarter of fiscal 2006, the Company modified its volatility assumption to use implied volatility for options granted. Previously, the Company used only historical volatility in deriving its volatility assumption. Management determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. Calculated under SFAS 123(R) (SFAS 123 for fiscal 2006 and 2005), the per share weighted-average fair values of stock options granted during fiscal 2007,

2006 and 2005 were $9.02, $7.99 and $16.68, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2007, 2006 and 2005 were $6.51, $7.89 and $12.59, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal 2007, 2006 and 2005 were estimated at the date of grant using the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected life of options (years)	6.3 to	4.8 to	4.7	0.5 to	0.5 to	0.5 to
	6.4	5.0		2.0	2.0	2.0
Expected stock price volatility	0.31 to	0.29 to	0.66	0.27 to	0.27 to	0.36 to
	0.39	0.36		0.38	0.46	0.51
Risk-free interest rate	4.4% to	3.7% to	3.6%	3.6% to	1.9% to	1.0% to
	5.2%	4.8%		5.2%	4.6%	2.7%
Dividend yield	1.4% to	1.0% to	0.7%	1.4% to	1.2% to	0.6% to
	1.6%	1.1%		1.8%	1.4%	0.7%

Options outstanding that have vested and are expected to vest in future periods as of March 31, 2007 are as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual Term	Aggregate
	Shares	Per Share	(Years)	Intrinsic Value (1)
	(Shares and intrinsic value in thousands)
Vested (i.e., exercisable)	41,803	$32.68	4.60	$110,381
Expected to vest	13,230	$26.64	8.61	16,602
Total vested and expected to vest	55,033	$31.23	5.56	$126,983
Total outstanding	55,942	$31.13	5.62	$128,369
____________________
(1)	These amounts represent the difference between the exercise price and $25.73, the closing price per share of Xilinx’s stock on March 30, 2007, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $103.2 million completed vesting during fiscal 2007.

     Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance to employees and directors of the Company total 91.7 million shares as of March 31, 2007, including 35.8 million shares available for future grants. Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. Options granted to date expire ten years from date of grant and vest at varying rates over two or four years.

A summary of the Company’s Option Plans activity and related information are as follows:

		Options Outstanding
			Weighted
	Shares		Average
	Available for	Number of	Exercise Price
	Options	Shares	Per Share
		(Shares in thousands)
April 3, 2004	28,707	58,123	$27.13
Additional shares reserved	13,560	—	—
Granted	(9,810)	9,810	$37.12
Exercised	—	(5,993)	$8.75
Forfeited/cancelled/expired	1,297	(1,297)	$40.78
April 2, 2005	33,754	60,643	$30.18
Granted	(8,489)	8,489	$25.91
Exercised	—	(6,090)	$11.71
Forfeited/cancelled/expired	3,212	(3,212)	$38.64
April 1, 2006	28,477	59,830	$30.99
Additional shares reserved	10,000	—	—
Granted	(8,751)	8,751	$23.50
Exercised	—	(6,598)	$13.88
Forfeited/cancelled/expired	6,041	(6,041)	$37.51
March 31, 2007	35,767	55,942	$31.13

The above table includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company’s five-year evergreen program. On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. The Company expects to issue primarily a mix of non-qualified stock options and RSUs under the 2007 Plan. The expected mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The term for options granted under the 2007 Plan will be seven years. Since the 2007 Plan became effective on January 1, 2007, the 10.0 million shares to be reserved for issuance are included as shares available for options in the table above, even though no awards had been granted under the new plan as of March 31, 2007. The 2007 Plan replaced both the Company’s 1997 Stock Plan and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. At its 2007 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Plan by 5.0 million shares.

The total pre-tax intrinsic value of options exercised during fiscal 2007 was $75.5 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

The following information relates to options outstanding and exercisable under the Option Plans at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Options	Contractual	Price Per	Options	Price Per
Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share
	(Shares in thousands)
$8.42 - $21.81	10,205	2.14	$16.22	9,768	$16.03
$21.85 - $23.49	10,563	7.69	$23.07	5,855	$23.27
$23.53 - $27.35	9,715	8.14	$25.62	3,909	$25.70
$27.45 - $37.57	10,901	5.28	$33.02	9,262	$33.61
$37.60 - $42.46	10,192	5.96	$40.50	8,643	$40.60
$42.88 - $96.63	4,366	3.15	$71.16	4,366	$71.16
$8.42 - $96.63	55,942	5.62	$31.13	41,803	$32.68

At April 1, 2006, 45.2 million options were exercisable at an average price of $31.39. At April 2, 2005, 45.4 million options were exercisable at an average price of $29.25.

     Employee Qualified Stock Purchase Plan

Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of six-month exercise periods. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. More than 80% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 2.0 million shares for $34.2 million in fiscal 2007, 1.4 million shares for $33.0 million in fiscal 2006 and 1.6 million shares for $32.1 million in fiscal 2005. On July 26, 2006, the stockholders approved an amendment to increase the authorized number of shares available for issuance under the Employee Stock Purchase Plan by 2.0 million shares. At March 31, 2007, 8.0 million shares were available for future issuance out of 36.5 million shares authorized. At its 2007 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares.

Note 4. Investment in United Microelectronics Corporation

At March 31, 2007, the fair value of the Company’s equity investment in UMC stock totaled $67.0 million on the Company’s consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

The following table summarizes the cost basis and fair values of the investment in UMC:

	March 31, 2007		April 1, 2006
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
	(In thousands)
Current portion	$—	$—	$32,235	$37,285
Long-term portion	62,537	67,050	206,807	239,209
Total investment	$62,537	$67,050	$239,042	$276,494

During fiscal 2007, the Company sold 325.9 million shares of its UMC investment for approximately $183.5 million in cash, resulting in a gain of approximately $7.0 million. The gain is included in interest and other, net in the consolidated statements of income. As of March 31, 2007, the Company held 115.5 million shares of UMC stock.

During fiscal 2007, the fair value of the UMC investment decreased by $209.4 million, including the sale of shares noted above. At March 31, 2007, the Company recorded a total of $1.7 million of deferred tax liabilities and a $2.8 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities:

	March 31, 2007				April 1, 2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Money market funds	$57,477	$—	$—	$57,477	$52,104	$—	$—	$52,104
Bank certificates of deposit	41,465	—	—	41,465	245,001	—	—	245,001
Commercial paper	722,690	—	—	722,690	404,581	—	—	404,581
Corporate bonds	85,902	83	(1,109)	84,876	160,123	—	(5,324)	154,799
Auction rate securities	148,835	4	—	148,839	121,307	—	(34)	121,273
Municipal bonds	95,948	317	(576)	95,689	438,912	207	(5,756)	433,363
U.S. and foreign government and
agency securities	80,589	—	(445)	80,144	111,039	—	(2,765)	108,274
Floating rate notes	462,475	34	(128)	462,381	—	—	—	—
Mortgage-backed securities	50,288	114	(298)	50,104	—	—	—	—
Investment in UMC	62,537	4,513	—	67,050	239,042	37,452	—	276,494
Investment-other	2,724	—	(430)	2,294	52	86	—	138
	$1,810,930	$5,065	$(2,986)	$1,813,009	$1,772,161	$37,745	$(13,879)	$1,796,027
Included in:
Cash and cash equivalents				$568,210				$701,686
Short-term investments				502,036				201,551
Long-term investments				675,713				616,296
Investment in UMC, current				—				37,285
Investment in UMC, long-term				67,050				239,209
				$1,813,009				$1,796,027

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, at March 31, 2007 and April 1, 2006:

	March 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Corporate bonds	$5,647	$(55)	$71,966	$(1,054)	$77,613	$(1,109)
Municipal bonds	6,573	(6)	53,491	(570)	60,064	(576)
U.S. and foreign government
and agency securities	14,942	(4)	34,102	(441)	49,044	(445)
Floating rate notes	249,626	(128)	—	—	249,626	(128)
Mortgage-backed securities	30,810	(298)	—	—	30,810	(298)
Investment-other	2,294	(430)	—	—	2,294	(430)
	$309,892	$(921)	$159,559	$(2,065)	$469,451	$(2,986)

	April 1, 2006
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Corporate bonds	$61,189	$(2,326)	$92,820	$(2,998)	$154,009	$(5,324)
Auction rate securities	9,966	(34)	—	—	9,966	(34)
Municipal bonds	317,032	(4,501)	65,707	(1,255)	382,739	(5,756)
U.S. and foreign government
and agency securities	67,148	(1,444)	41,086	(1,321)	108,234	(2,765)
	$455,335	$(8,305)	$199,613	$(5,574)	$654,948	$(13,879)

The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at March 31, 2007 and April 1, 2006 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of March 31, 2007 and April 1, 2006. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) at March 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$1,013,254	$1,012,769
Due after one year through five years	552,956	551,599
Due after five years through ten years	24,136	23,981
Due after ten years	97,846	97,839
	$1,688,192	$1,686,188

Certain information related to available-for-sale securities is as follows:

	2007	2006	2005
	(In thousands)
Gross realized gains on sale of available-for-sale securities	$7,041	$169	$1,301
Gross realized losses on sale of available-for-sale securities	(6,227)	(5,150)	(796)
Net realized gains (losses) on sale of available-for-sale securities	$814	$(4,981)	$505
Amortization of premiums on available-for-sale securities	$(8,229)	$(7,798)	$(4,146)

Note 6. Balance Sheet Information

The following tables disclose those current assets, long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

	March 31,	April 1,
	2007	2006
	(In thousands)
Prepaid expenses and other current assets:
Advances for wafer purchases	$39,999	$48,281
Income tax refunds receivable	30,641	28,624
Prepaid expenses	14,677	14,484
Interest receivable	6,818	10,229
Prepaid royalties	4,500	—
Other	8,341	18,266
	$104,976	$119,884

Other assets:
Deferred tax assets	$57,802	$32,454
Affordable housing credit investments	37,671	45,878
Deferred compensation plan	25,174	19,071
Debt issuance costs	19,944	—
Investments in intellectual property and licenses	18,057	16,563
Investments in non-marketable equity securities	17,964	17,681
Prepaid royalties and patent license	7,027	—
Advances for wafer purchases	—	24,042
Other	7,234	8,113
	$190,873	$163,802

Accrued payroll and related liabilities:
Accrued compensation	$48,042	$50,129
Deferred compensation plan liability	29,079	22,681
Other	6,828	6,450
	$83,949	$79,260

No individual amounts within other accrued liabilities exceed 5% of total current liabilities at March 31, 2007 or April 1, 2006.

Note 7. Impairment Losses

The Company recognized impairment losses on investments of $2.0 million, $1.4 million and $3.1 million during fiscal 2007, 2006 and 2005, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted primarily from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower per share price or from the liquidation of certain investees.

Note 8. Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through May 2017. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)
2008	$ 10,158
2009	8,829
2010	7,127
2011	5,870
2012	1,361
Thereafter	4,136
$ 37,481

Most of the Company’s leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was $8.7 million for fiscal 2007, $6.5 million for fiscal 2006 and $5.0 million for fiscal 2005.

In November 2005, Xilinx made an investment commitment of $37.0 million for a new building in Singapore, the Company’s Asia Pacific regional headquarters. As of March 31, 2007, approximately $11.0 million of the Company’s investment commitment remains outstanding. The project is expected to be completed in June 2007.

Other commitments at March 31, 2007 totaled $59.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 31, 2007, the Company also has $24.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 9. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 5.7 million, 6.0 million and 10.4 million common equivalent shares attributable to outstanding stock options for fiscal 2007, 2006 and 2005, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 40.7 million, 31.1 million and 28.9 million shares, for fiscal 2007, 2006 and 2005, respectively, under the Company’s stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see Note 11). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $31.18 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $31.18 per share, using the treasury stock method. The conversion price of $31.18 per common share excludes any potential adjustments to the conversion ratio provided under the terms of the debentures.

Note 10. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the Company results from unrealized gains (losses) on its available-for-sale securities, net of taxes, foreign currency translation adjustments and hedging transactions.

The components of comprehensive income are as follows:

	2007	2006	2005
	(In thousands)
Net income	$350,672	$354,149	$312,723
Net change in unrealized gain (loss) on available-for-sale
securities, net of tax	(16,943)	15,287	(55,828)
Reclassification adjustment for losses on available-for-sale
securities, net of tax, included in earnings	3,423	1,892	71
Net change in unrealized gain (loss) on hedging transactions,
net of tax	(105)	118	—
Net change in cumulative translation adjustment	1,417	(1,692)	897
Comprehensive income	$338,464	$369,754	$257,863

The components of accumulated other comprehensive income at fiscal year-ends are as follows:

	March 31,	April 1,
	2007	2006
	(In thousands)
Accumulated unrealized gain on available-for-sale securities, net of tax	$1,277	$14,797
Accumulated unrealized gain on hedging transactions, net of tax	13	118
Accumulated cumulative translation adjustment	2,311	894
Accumulated other comprehensive income	$3,601	$15,809

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at March 31, 2007, primarily reflects the decrease in value of the UMC investment since April 1, 2006 (see Note 4). In addition, the unrealized loss on the Company’s short-term and long-term investments decreased by $11.2 million during fiscal 2007 due to liquidation of certain investments with loss positions and changes in interest rates.

Note 11. 3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for fiscal 2007 totaled $2.1 million and was included in interest and other, net on the consolidated statement of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

On or after March 15, 2014, the Company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. In addition, on or prior to August 27, 2007, the Company may redeem all or part of the debentures for cash at a premium if certain U.S. federal tax legislation, regulations or rules are enacted or are issued. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of Xilinx common stock, up to the principal amount of the debentures. If the conversion value exceeds $1 thousand, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1 thousand (conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share.

Holders of the debentures may convert their debentures only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period in which the trading price per debenture was less than 98% of the product of the last reported sale price of Xilinx common stock and the applicable conversion rate, 2) during any fiscal quarter beginning after June 30, 2007, if the closing price of Xilinx common stock exceeds 130% of the applicable conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter, 3) if Xilinx calls any or all of the debentures for redemption, at any time, 4) upon the occurrence of specified corporate transactions, or 5) during the last three months prior to maturity of the applicable debentures. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of March 31, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments, the tax legislation redemption provision and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statement of income. The fair value of the derivative as of March 31, 2007 was $2.1 million. The balance of the convertible debentures on the Company’s consolidated balance sheet at March 31, 2007 was $999.6 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company is required to use reasonable efforts to file a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the debentures. In addition, the Company must maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures. If the Company fails to meet these terms, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company plans to file the shelf registration statement with the SEC in June 2007.

In connection with the closing of the sale of the debentures, $930.0 million of the net proceeds from the issuance of the debentures was used to repurchase 34.6 million shares of the Company’s common stock under the Company’s stock repurchase program.

Note 12. Stockholders’ Equity

     Preferred Stock

The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 31, 2007 and April 1, 2006, no preferred shares were issued or outstanding.

     Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. During the first quarter of fiscal 2007, the Company completed its $350.0 million repurchase program announced in April 2005 by repurchasing 2.8 million shares for $73.9 million. Beginning in the first quarter and ending in the fourth quarter of fiscal 2007, the Company repurchased all of the common stock approved for repurchase under the $600.0 million repurchase program announced in February 2006 by repurchasing 24.3 million shares for $600.0 million. On February 26, 2007, the Board authorized the repurchase of up to an additional $1.50 billion of common stock. This share repurchase program has no stated expiration date. Through March 31, 2007, the Company had repurchased $756.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. Between all three repurchase programs the Company repurchased a total of $1.43 billion of common stock during fiscal 2007. Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at March 31, 2007 or April 1, 2006.

During all four quarters of fiscal 2007 and 2006, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $1.05 billion for fiscal 2007 and $350.0 million for fiscal 2006. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under the terms of the accelerated share repurchase program (ASR) entered into during the fourth quarter of fiscal 2007, the Company paid $700.0 million upfront in exchange for a minimum number of shares of its common stock, which were delivered to the Company before the fiscal year end. The $700.0 million was recorded in stockholders’ equity in fiscal 2007. Upon completion of the ASR, the Company may receive up to an additional 1.9 million shares in either the first or second quarter of fiscal 2008, depending on the volume weighted-average price, during an averaging period, less a specified discount. If additional shares are received in either the first or second quarter of fiscal 2008, a reclassification adjustment will be recorded within stockholders’ equity in that period. In addition, under the guidelines of Rule 10b5-1 under the Exchange Act, Xilinx entered into other agreements with the same independent financial institutions within the first, second and fourth quarters of fiscal 2007 and the first and second quarters of fiscal 2006 to repurchase additional shares on its behalf. As of April 1, 2006, no amounts remained outstanding under any stock repurchase agreements.

During fiscal 2007, 2006 and 2005, the Company repurchased a total of 55.2 million, 15.0 million and 4.4 million shares of common stock for $1.43 billion, $400.0 million and $134.6 million, respectively, as adjusted for accrued and unsettled transactions and including the amounts purchased by the financial institutions and remitted to the Company.

     Dividend

On February 26, 2007, the Board of Directors approved an increase to the Company’s quarterly common stock dividend from $0.09 per common share to $0.12 per common share, which is payable on May 30, 2007 to stockholders of record at the close of business on May 9, 2007.

Note 13. Income Taxes

The provision for income taxes consists of the following:

		2007	2006	2005
		(In thousands)
Federal:	Current	$36,088	$42,382	$(3,025)
	Deferred	31,739	29,804	57,414
		67,827	72,186	54,389
State:	Current	14,383	4,130	(608)
	Deferred	(24,531)	(2,148)	1,478
		(10,148)	1,982	870
Foreign:	Current	22,912	29,909	31,902
	Deferred	(117)	(1,624)	660
		22,795	28,285	32,562
Total		$80,474	$102,453	$87,821

The domestic and foreign components of income before income taxes were as follows:

	2007	2006	2005
Domestic	$17,215	$59,966	$59,042
Foreign	413,931	396,636	341,502
Income before income taxes	$431,146	$456,602	$400,544

The tax benefits associated with stock option exercises and the employee stock purchase plan credited to additional paid-in capital were $35.8 million, $40.6 million and $51.9 million, for fiscal 2007, 2006 and 2005, respectively.

At March 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $18.7 million. If unused, these carryforwards will expire in 2008 through 2026. The Company has federal and state R&D tax credit carryforwards of approximately $93.5 million, federal affordable housing tax credit carryforwards of approximately $37.8 million and other state credit carryforwards of approximately $1.1 million. If unused, $76.3 million of the tax credit carryforwards will expire in 2019 through 2027.

Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, are approximately $477.4 million as of March 31, 2007. The residual U.S. tax liability, if such amounts were remitted, would be approximately $142.4 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:

	2007	2006	2005
	(In thousands)
Income before provision for taxes	$431,146	$456,602	$400,544
Federal statutory tax rate	35%	35%	35%
Computed expected tax	150,901	159,811	140,190
State taxes, net of federal benefit	(2,938)	(1,233)	565
Non-deductible stock-based compensation	4,976	—	—
Tax exempt interest	(3,542)	(4,196)	(4,370)
Foreign earnings at lower tax rates	(51,775)	(51,430)	(41,508)
Effect of IRS settlements	—	(9,434)	(4,669)
Tax credits	(12,323)	(7,674)	(9,304)
Dividend (American Jobs Creation Act)	—	24,886	—
Correction of deferred accounting for investment in UMC	—	(9,816)	—
Release of valuation allowance	(90)	(8,936)	—
Deferred compensation	(703)	3,752	3,924
Write-off of in-process R&D	—	1,575	2,519
Other	(4,032)	5,148	474
Provision for income taxes	$80,474	$102,453	$87,821

The Company has manufacturing operations in Ireland and Singapore. In Ireland, the Company operates under a special tax regime granted for manufacturing status. Under this regime, the majority of the income earned in Ireland is subject to tax at 10%. The regime granting manufacturing status is effective through fiscal 2010. The tax benefit from this special status for fiscal 2007 is approximately $1.7 million on income considered permanently reinvested outside the United States. The Company has been granted “Pioneer Status” in Singapore that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 20% to zero. The benefit of Pioneer Status in Singapore for fiscal 2007 is approximately $15.8 million ($0.05 per common share) on income considered permanently reinvested outside the United States. The tax effect of these low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consist of the following at March 31, 2007 and April 1, 2006:

	2007	2006
	(In thousands)
Deferred tax assets:
Inventory valuation differences	$11,962	$10,686
Stock-based compensation	25,996	—
Deferred income on shipments to distributors	34,234	35,713
Accrued expenses	36,417	33,523
Tax loss carryforwards	9,586	7,454
Tax credit carryforwards	132,380	139,858
Intangible and fixed assets	11,370	5,906
Strategic and equity investments	8,083	10,448
Deferred compensation plan	11,688	9,008
Other	6,995	2,083
Total deferred tax assets	288,711	254,679
Deferred tax liabilities:
Unremitted foreign earnings	(192,018)	(129,107)
Capital gain from merger of USIC with UMC	(13,276)	(48,001)
Unrealized gains on available-for-sale securities	(802)	(9,069)
State income taxes	(23,312)	(14,791)
Other	(3,486)	(2,392)
Total deferred tax liabilities	(232,894)	(203,360)
Valuation allowance	0	(90)
Total net deferred tax assets	$55,817	$51,229

Deferred tax assets of $57.8 million and $32.5 million at March 31, 2007 and April 1, 2006, respectively, are included in other assets on the consolidated balance sheet (see Note 6).

The Company was examined by the IRS for fiscal 1996 through 2001 tax years. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, only $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $5.9 million of interest income accrued to date on prepayments to the IRS.

Note 14. Segment Information

Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Enterprise wide information is provided in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Geographic revenue information for fiscal 2007, 2006 and 2005 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

Net revenues by geographic region were as follows:

	2007	2006	2005
	(In thousands)
North America:
United States	$727,443	$676,778	$609,604
Other	3,894	38,074	45,505
Total North America	731,337	714,852	655,109
Asia Pacific:
China	159,389	162,400	161,300
Other	307,223	244,321	206,567
Total Asia Pacific	466,612	406,721	367,867
Europe	426,922	352,841	326,100
Japan	217,868	251,836	224,157
Worldwide Total	$1,842,739	$1,726,250	$1,573,233

Net long-lived assets by country at fiscal year-ends were as follows:

	March 31,	April 1,	April 2,
	2007	2006	2005
	(In thousands)
United States	$399,472	$384,751	$371,380
Foreign:
Ireland	73,254	74,919	78,908
Singapore	44,300	12,881	5,743
Other	13,965	10,790	7,900
Total Foreign	131,519	98,590	92,551
Worldwide total	$530,991	$483,341	$463,931

Note 15. Litigation Settlements and Contingencies

     Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeal for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required (see Note 13).

The IRS recently began an audit of the Company’s fiscal 2005 income tax return. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result.

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

The two stockholder derivative complaints were consolidated into one stockholder derivative case. On January 8, 2007, the U.S. District Court for the Northern District of California dismissed the consolidated stockholder derivative lawsuit.

     Sales Representative Agreements Litigation

In the second quarter of fiscal 2006, the Company accrued an additional $3.2 million that represented the settlement payment for the Rep’tronic litigation.

     Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 16. Business Combinations

     AccelChip, Inc.

In January 2006, Xilinx completed the acquisition of AccelChip, Inc. (AccelChip), a privately-held company that provides MATLAB(R) synthesis software tools for designing digital signal processing systems. The AccelChip acquisition aligns with Xilinx’s strategy for its existing DSP products and product development roadmaps, since both AccelChip and Xilinx have significant customer overlap and synergy across the digital communications, multimedia, video and imaging, and defense systems market segments. The acquisition was accounted for under the purchase method of accounting. The total purchase price for AccelChip was $19.6 million in cash, including $436 thousand of acquisition related costs. In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process research and development of $4.5 million. In addition, Xilinx recorded approximately $8.9 million of goodwill and $9.7 million of other intangible assets, which resulted in amortization expense of approximately $500 thousand in fiscal 2006. The financial results for AccelChip are included in the Company’s consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of AccelChip prior to the acquisition. Xilinx had an equity investment in AccelChip of $2.6 million prior to the acquisition. The investment, which was included in the total purchase price of $19.6 million, was previously accounted for under the cost method of accounting.

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

Note 17. Goodwill and Acquisition-Related Intangibles

As of March 31, 2007 and April 1, 2006, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	2007	2006	Amortization Life
	(In thousands)
Goodwill-gross	$169,479	$176,608
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$125,084
Noncompete agreements-gross	$24,304	$24,304	2.5 to 3 years
Less accumulated amortization	24,304	24,116
Noncompete agreements-net	0	188
Patents-gross	22,752	22,752	5 to 7 years
Less accumulated amortization	18,714	15,288
Patents-net	4,038	7,464
Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	48,370	43,959
Miscellaneous intangibles-net	10,588	14,999
Total acquisition-related intangibles-gross	106,014	106,014
Less accumulated amortization	91,388	83,363
Total acquisition-related intangibles-net	$14,626	$22,651

The goodwill balance at March 31, 2007, compared to the balance at April 1, 2006, reflects the reduction for tax adjustments of $7.1 million related to the AccelChip and RocketChips’ acquisitions.

Amortization expense for all intangible assets for fiscal 2007, 2006 and 2005 was $8.0 million, $7.0 million and $6.7 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at March 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: 2008 - $6.8 million; 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $5.9 million, $5.4 million and $5.1 million in fiscal 2007, 2006 and 2005, respectively. For employees in the U.S., the Company provides discretionary 401(k) contributions when performance targets are met. As permitted under Section 401(k) of the Internal Revenue Code, Xilinx’s 401(k) Plan (the 401(k) Plan) allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2003, participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees, and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. At March 31, 2007, there were approximately 99 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to directly invest in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. At March 31, 2007, Plan assets were $25.2 million and obligations were $29.1 million. At April 1, 2006, Plan assets were $19.1 million and obligations were $22.7 million.

Note 19. Subsequent Event

On April 18, 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company will be required to maintain certain financial and non-financial covenants. The Company has made no borrowings under the credit facility as of this filing.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2007 and April 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2007 and April 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xilinx, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California
May 29, 2007

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Xilinx, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Xilinx, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 31, 2007 and April 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Xilinx, Inc. and our report dated May 29, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California
May 29, 2007

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Beginning	(Credited) to		Balance at
Description	of Year	Income	Deductions (c)	End of Year
	(In thousands)
For the year ended April 2, 2005:
Allowance for doubtful accounts	$3,813	$—	$10	$3,803
Allowance for customer returns	$176	$(103)	$7	$66
For the year ended April 1, 2006:
Allowance for doubtful accounts	$3,803	$582 (a)	$783	$3,602
Allowance for customer returns	$66	$90	$61	$95
For the year ended March 31, 2007:
Allowance for doubtful accounts	$3,602	$519 (b)	$466	$3,655
Allowance for customer returns	$95	$(4)	$9	$82
____________________

(a)	In fiscal 2006, the amount includes $382 of allowance recorded in the acquisition of AccelChip which was not charged to operations.

(b)	In fiscal 2007, the amount represents recovery of bad debts that were previously charged against the allowance for doubtful accounts which had no impact on operations.

(c)	Represents amounts written off against the allowances or customer returns.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

	First		Second		Third		Fourth
Year ended March 31, 2007 (1)	Quarter		Quarter		Quarter		Quarter
	(In thousands, except per share amounts)
Net revenues	$481,362		$467,180		$450,725		$443,472
Gross margin	289,303		286,600		272,762		275,431
Income before income taxes (2)	107,467	(3)	119,288	(4)	103,117	(5)	101,274	(6)
Net income	82,491		93,046		87,509		87,626
Net income per common share: (7)
Basic	$0.24		$0.27		$ 0.26		$0.27
Diluted	$0.24		$0.27		$ 0.26		$0.27
Shares used in per share calculations:
Basic	341,853		339,431		334,062		325,115
Diluted	348,988		343,192		339,669		330,243
Cash dividends declared per common share	$0.09		$0.09		$ 0.09		$0.09
____________________

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 was a 52-week year and each quarter was a 13-week quarter.

(2)

The Company adopted the provisions of SFAS 123(R) in fiscal 2007. Results for fiscal 2006 do not include the effects of stock-based compensation (see Notes 2 and 3 to our consolidated financial statements in Item 8: “Financial Statements and Supplementary Data”).

(3)	Income before income taxes includes stock-based compensation related to prior years of $2,209 and an impairment loss on investments of $437.

(4)	Income before income taxes includes a gain of $5,993 from the sale of a portion of the Company’s UMC investment.

(5)

Income before income taxes includes a loss related to litigation settlements and contingencies of $2,500, an impairment loss on investments of $1,513 and a gain of $1,023 from the sale of a portion of the Company’s UMC investment.

(6)	Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that the Company no longer intends to occupy.

(7)

Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

	First	Second		Third		Fourth
Year ended April 1, 2006 (1)	Quarter	Quarter		Quarter		Quarter
	(In thousands, except per share amounts)
Net revenues	$405,379	$398,929		$449,605		$472,337
Gross margin	246,897	244,961		283,129		294,144
Income before income taxes	99,793	98,254	(2)	130,780		127,775	(3)
Net income	76,841	85,598	(4)	80,969	(5)	110,741	(6)
Net income per common share: (7)
Basic	$0.22	$0.25		$0.23		$0.32
Diluted	$0.21	$0.24		$0.23		$0.32
Shares used in per share calculations:
Basic	350,705	349,254		348,203		344,683
Diluted	358,038	356,360		353,237		350,241
Cash dividends declared per common share	$0.07	$0.07		$0.07		$0.07
____________________

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes a loss related to litigation settlements and contingencies of $3,165.

(3)	Income before income taxes includes a write-off of acquired in-process research and development of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

(4)	Net income includes a tax benefit resulting from the favorable ruling by the U.S. Tax Court for Xilinx of $9,434.

(5)

Net income includes a net increase in federal and state tax expense (net of federal benefit) of $25,310 (prior to true-up in the fourth quarter of fiscal 2006) for the tax effect of the $500,000 repatriation dividend, offset by a release of valuation allowance of $5,903 relating to California R&D credits.

(6)	Net income includes a tax benefit of $8,884 for the correction of certain individually immaterial adjustments primarily related to prior periods.

(7)

Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Financial Statements

The management of Xilinx is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on judgments and estimates by management.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal control over financial reporting involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.

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

Management has used the framework in the Report ‘Internal Control — Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of the system of internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s system of internal control over financial reporting was effective as of March 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

On February 9, 2007, Mr. Kris Chellam, our former Senior Vice President, Corporate and Enterprise Services announced his retirement, which we reported on a Current Report on Form 8-K. In connection with Mr. Chellam’s retirement, on February 26, 2007, we entered into a letter agreement with Mr. Chellam. The letter agreement provides for a separation payment, a consulting agreement through the end of calendar 2007 and the amendment of the post termination exercise period for vested options held by Mr. Chellam as of his termination date. A copy of the letter agreement is attached as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company’s directors required by Item 401 of Regulation S-K is incorporated by reference to the section entitled “Proposal One-Election of Directors” in our Proxy Statement.

The information concerning the Company’s executive officers required by Item 401 of Regulation S-K is incorporated by reference to Item 1. “Business – Executive Officers of the Registrant” within this Form 10-K.

The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information required by Item 406 of Regulation S-K is incorporated by reference to the section entitled “Board of Directors – Principles of Corporate Governance” in our Proxy Statement.

The information required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the section entitled “Director Independence, Board Meetings and Committees” in our Proxy Statement.

Our codes of conduct and ethics and significant corporate governance principles are available on the investor relations page of our website at www.investor.xilinx.com. Printed copies of these documents are also available to stockholders upon written request directed to Corporate Secretary, Xilinx, Inc., 2100 Logic Drive, San Jose CA 95124.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated by reference to the sections entitled “Compensation of Directors” and “Executive Compensation and Related Information” in our Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated by reference to the section entitled “Report of the Compensation Committee of the Board of Directors” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below. The table below sets forth certain information as of March 31, 2007 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (shares in thousands):

	A	B	C
			Number of Securities Remaining
	Number of Securities to	Weighted-average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1988 Stock Option Plan	1,119	$10.81	0
1997 Stock Plan	54,757	$31.56	23,582 (1)
2007 Plan	0	N/A	10,000 (2)
Employee Stock Purchase Plan	N/A	N/A	7,981
Total—Approved Plans	55,876	$31.14	41,563
Equity Compensation Plans NOT Approved by Security Holders (3)
Supplemental Stock Option Plan (4)	15	$32.66	2,185
Total—All Plans	55,891	$31.14	43,748

____________________

(1)

The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled. This number includes additional shares that became available under a five-year evergreen program that was approved by stockholders in 1999. The final allotment of 13.6 million shares, approved by the Board on April 8, 2004, marked the end of the Company’s five-year evergreen program.

(2)

On July 26, 2006, the stockholders approved the adoption of the 2007 Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The new plan became effective on January 1, 2007, but no awards had been granted under the new plan as of March 31, 2007. The 2007 Plan replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. All of the shares reserved for issuance under the 2007 Plan may be granted as stock options, stock appreciation rights, restricted stock or restricted stock units.

(3)

In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company. Of this amount, a total of 51 thousand option shares, with an average weighted exercise price of $18.71, remained outstanding as of March 31, 2007. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

(4)

Under the Supplemental Stock Option Plan, options were granted to employees and consultants of the Company, however neither officers nor members of our Board of Directors were eligible for grants under the Supplemental Stock Option Plan. Only non-qualified stock options were granted under the Supplemental Stock Option Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment) and such options generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option granted under the Supplemental Stock Option Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated by reference to the section entitled “Related Transactions” in our Company’s Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference to the section entitled “Director Independence, Board Meetings and Committees” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled “Ratification of Appointment of External Auditors” and “Fees Paid to Ernst & Young LLP” in our Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)		Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended to date

3.2(1)	Bylaws of the Company, as amended and restated as of May 3, 2006

4.1	Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee

4.2	Registration Rights Agreement dated March 5, 2007 between the Company and J.P. Morgan Securities Inc.

10.5(2)*	1988 Stock Option Plan, as amended

10.6(4)*	1990 Employee Qualified Stock Purchase Plan, as amended

10.7(4)*	1997 Stock Plan and Form of Stock Option Agreement

10.8(2)*	Form of Indemnification Agreement between the Company and its officers and directors

10.9(5)*	Letter Agreement dated as of January 5, 1996 of the Company to Willem P. Roelandts

10.12.1(6)(7)	Foundry Venture Agreement dated as of September 14, 1995 between the Company and United Microelectronics Corporation (UMC)

10.12.2(6)(7)	FabVen Foundry Capacity Agreement dated as of September 14, 1995 between the Company and UMC

10.12.3(6)(7)	Written Assurances Re: Foundry Venture Agreement dated as of September 29, 1995 between UMC and the Company

10.13.1(5)(6)	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation (Seiko) and the Company

10.13.2(3)(6)	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997

10.15(6)(8)	Letter Agreement dated January 13, 2000 between the Company and UMC

10.16(9)*	Supplemental Stock Option Plan

10.17(10) *	Xilinx, Inc., Executive Compensation under “Pay for Xilinx Performance” Incentive Program

10.18(11)	Xilinx, Inc. Master Distribution Agreement with Avnet, Inc.

10.19*(12)	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson

10.20*(13)	Separation Agreement effective May 3, 2006 between the Company and Richard Sevcik

10.21*(14)	Letter Agreement dated October 20, 2006 between the Company and Iain M. Morris

10.22*	Letter Agreement dated February 26, 2007 between the Company and Kris Chellam

10.23*	2007 Equity Incentive Plan

10.24*	Form of Stock Option Agreement under 2007 Equity Incentive Plan

Exhibit Number	Description
10.25*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-34568) which was declared effective June 11, 1990

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1997

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127318) effective August 9, 2005

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1996

(6)	Confidential treatment requested as to certain portions of these documents

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2000

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005

(12)	Filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 2, 2006

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of May 2007.

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

Signature	Title	Date

President, Chief Executive Officer and
/s/ WILLEM P. ROELANDTS	Chairman of the Board of Directors	May 30, 2007
(Willem P. Roelandts)	(Principal Executive Officer)

Senior Vice President, Finance and Chief Financial
/s/ JON A. OLSON	Officer (Principal Accounting and	May 30, 2007
(Jon A. Olson)	Financial Officer)

/s/ JOHN L. DOYLE	Director	May 30, 2007
(John L. Doyle)

/s/ JERALD G. FISHMAN	Director	May 30, 2007
(Jerald G. Fishman)

/s/ PHILIP T. GIANOS	Director	May 30, 2007
(Philip T. Gianos)

/s/ WILLIAM G. HOWARD, JR.	Director	May 30, 2007
(William G. Howard, Jr.)

/s/ J. MICHAEL PATTERSON	Director	May 30, 2007
(J. Michael Patterson)

/s/ MARSHALL C. TURNER	Director	May 30, 2007
(Marshall C. Turner)

/s/ ELIZABETH W. VANDERSLICE	Director	May 30, 2007
(Elizabeth W. Vanderslice)