Form 10-Q
period 2007-06-30
XILINX INC
filed 2007-08-07
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________.

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)

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

Yes X       No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at July 24, 2007

Common Stock, $.01 par value	298,426,945

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30,	July 1,
	2007	2006
Net revenues	$445,912	$481,362
Cost of revenues	168,478	192,059
Gross margin	277,434	289,303

Operating expenses:
Research and development	87,870	97,582
Selling, general and administrative	90,199	94,418
Amortization of acquisition-related intangibles	1,897	2,031
Stock-based compensation related to prior years	—	2,209
Total operating expenses	179,966	196,240

Operating income	97,468	93,063
Impairment loss on investments	—	(437)
Interest and other, net	13,533	14,841

Income before income taxes	111,001	107,467

Provision for income taxes	26,723	24,976

Net income	$84,278	$82,491

Net income per common share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24

Cash dividends declared per common share	$0.12	$0.09

Shares used in per share calculations:
Basic	297,720	341,853
Diluted	303,198	348,988

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
(In thousands, except par value amounts)	2007	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$627,964	$635,879
Short-term investments	574,037	502,036
Accounts receivable, net	208,392	182,295
Inventories	145,623	174,572
Deferred tax assets	91,590	100,344
Prepaid expenses and other current assets	110,964	104,976
Total current assets	1,758,570	1,700,102

Property, plant and equipment, at cost	775,532	760,197
Accumulated depreciation and amortization	(359,343)	(347,161)
Net property, plant and equipment	416,189	413,036
Long-term investments	729,945	675,713
Investment in United Microelectronics Corporation	69,396	67,050
Goodwill	117,955	117,955
Acquisition-related intangibles, net	12,729	14,626
Other assets	202,715	190,873
Total Assets	$3,307,499	$3,179,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,869	$78,912
Accrued payroll and related liabilities	102,227	83,949
Income taxes payable	—	24,210
Deferred income on shipments to distributors	98,180	89,052
Other accrued liabilities	28,531	27,246
Total current liabilities	288,807	303,369

Convertible debentures	998,798	999,597

Deferred tax liabilities	88,551	102,329

Other long-term liabilities	35,377	1,320

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,981	2,959
Additional paid-in capital	914,506	849,888
Retained earnings	973,790	916,292
Accumulated other comprehensive income	4,689	3,601
Total stockholders’ equity	1,895,966	1,772,740
Total Liabilities and Stockholders’ Equity	$3,307,499	$3,179,355

(1)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$84,278	$82,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,446	12,684
Amortization	4,605	4,486
Stock-based compensation	16,521	26,808
Stock-based compensation related to prior years	—	2,209
Net loss on sale of available-for-sale securities	757	813
Impairment loss on investments	—	437
Convertible debt derivatives – revaluation and amortization	(799)	—
Tax benefit from exercise of stock options	8,920	9,006
Excess tax benefit from stock-based compensation	(7,843)	(8,883)
Changes in assets and liabilities:
Accounts receivable, net	(26,098)	41,992
Inventories	28,554	9,562
Deferred income taxes	18,222	1,241
Prepaid expenses and other current assets	2,847	(3,817)
Other assets	(1,666)	(1,218)
Accounts payable	(19,043)	1,529
Accrued liabilities	19,968	186
Income taxes payable	(27,937)	(2,845)
Deferred income on shipments to distributors	9,128	(23,416)
Other long-term liabilities	3,464	—
Net cash provided by operating activities	126,324	153,265

Cash flows from investing activities:
Purchases of available-for-sale securities	(530,970)	(189,489)
Proceeds from sale and maturity of available-for-sale securities	401,602	214,303
Purchases of property, plant and equipment	(15,599)	(12,958)
Other investing activities	(1,600)	(981)
Net cash provided by (used in) investing activities	(146,567)	10,875

Cash flows from financing activities:
Repurchases of common stock	—	(125,000)
Proceeds from issuance of common stock through various stock plans	40,203	28,679
Payment of dividends to stockholders	(35,718)	(30,830)
Excess tax benefit from stock-based compensation	7,843	8,883
Net cash provided by (used in) financing activities	12,328	(118,268)

Net increase (decrease) in cash and cash equivalents	(7,915)	45,872

Cash and cash equivalents at beginning of period	635,879	783,366

Cash and cash equivalents at end of period	$627,964	$829,238

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$23,599	$17,735

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 31, 2007. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 2008 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 is a 52- week year ending on March 29, 2008. Fiscal 2007, which ended on March 31, 2007, was a 52-week fiscal year. The quarters ended June 30, 2007 and July 1, 2006 each included 13 weeks.

2.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 effective April 1, 2007 did not have any effect on the Company’s financial condition or results of operations.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. The interpretation contains a two- step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. FIN 48 requires that the cumulative effect of adopting FIN 48 shall be recorded as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets on the balance sheet. See Note 13 for additional information relating to the adoption of FIN 48.

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

3.	Stock-Based Compensation Plans

The Company’s equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees as well as align stockholder and employee interests.

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. The Company plans to issue primarily a mix of non-qualified stock options and RSUs under the 2007 Plan. The 2007 Plan replaced both the Company’s 1997 Stock Plan (which expired on May 6, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of June 30, 2007, 9.9 million shares remained available for grant under the 2007 Plan. At its August 2007 annual stockholder meeting, the Company is requesting stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Plan by 5.0 million shares.

Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment." (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan):

	Three Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Stock-based compensation included in:
Cost of revenues	$2,171	$3,642
Research and development	7,301	12,364
Selling, general and administrative	7,049	10,802
Stock-based compensation related to prior years	—	2,209
	$16,521	$29,017

The tax benefit realized from option exercises and other awards during the first quarter of fiscal 2008 and 2007 was $8.9 million and $9.0 million, respectively.

In June 2006, stockholder derivative complaints were filed against the Company concerning the Company’s historical option-granting practices and the SEC initiated an informal inquiry on the matter. An investigation of the Company’s historical stock option-granting practices was conducted by outside counsel and no evidence of fraud, management misconduct or manipulation in the timing or exercise price of stock option grants was found. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates; however, there were some minor differences between the recorded grant dates and measurement dates for certain grants made between 1997 and 2006. As a result, a $2.2 million charge was taken to the Company’s earnings for the first quarter of fiscal 2007. The SEC informal inquiry and stockholder derivative complaints were subsequently dismissed.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility for options granted. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years for the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. Calculated under SFAS 123(R), the per-share weighted-average fair values of stock options granted during the first quarter of fiscal 2008 and 2007 were $8.91 and $9.74, respectively. Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each year. The per-share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the first quarter of fiscal 2008 and 2007 were $6.60 and $7.50, respectively. The fair value of stock options and stock purchase plan rights granted in the first quarter of fiscal 2008 and 2007 were estimated at the date of grant using the following assumptions:

	Stock Options		Stock Purchase Plan
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Expected life of options (years)	5.4	6.3	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.31	0.33 to 0.38	0.31 to 0.38	0.27 to 0.32
Risk-free interest rate	4.6% to 5.1%	4.9% to 5.1%	5.0% to 5.2%	3.6% to 4.6%
Dividend yield	1.6% to 1.9%	1.6%	1.4%	1.4%

The Company began issuing RSUs in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. Calculated under SFAS 123(R), the per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2008 was $26.60. The weighted-average estimated values of RSU grants, as well as the assumptions that were used in calculating fair value in the first quarter of fiscal 2008, were based on estimates at the date of grant as follows:

June 30,
2007
Risk-free interest rate	4.6% to 5.0%
Dividend yield	1.6% to 1.8%

              Employee Stock Option Plans

         A summary of the Company’s option plans activity and related information are as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
April 1, 2006	59,830	$30.99
Granted	8,751	$23.50
Exercised	(6,598)	$13.88
Forfeited/cancelled/expired	(6,041)	$37.51
March 31, 2007	55,942	$31.13
Granted	72	$29.04
Exercised	(2,241)	$17.50
Forfeited/cancelled/expired	(550)	$37.22
June 30, 2007	53,223	$31.64

Options exercisable at:
March 31, 2007	41,803	$32.68
June 30, 2007	40,837	$33.26

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2007 was $25.5 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

              Restricted Stock Unit Awards

         A summary of the Company’s RSU activity and related information are as follows:

Weighted-
Average
Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$-
Granted	38	$26.60
Vested	—	$-
Forfeited	—	$-
June 30, 2007	38	$26.60

Employee Qualified Stock Purchase Plan

Under the Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2008 or 2007. The next scheduled purchase under the Stock Purchase Plan is in the second quarter of fiscal 2008. As of June 30, 2007, 8.0 million shares were available for future issuance out of 36.5 million shares authorized. At its August 2007 annual stockholder meeting, the Company is requesting stockholder approval of an increase in the number of shares reserved for issuance under the Stock Purchase Plan by 2.0 million shares.

4.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 5.5 million and 7.1 million common equivalent shares attributable to outstanding stock awards for the first quarter of fiscal 2008 and 2007, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 32.5 million and 37.2 million shares, for the first quarter of fiscal 2008 and 2007, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the 3.125% junior subordinated convertible debentures (debentures) (see Note 7). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $31.18 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $31.18 per share, using the treasury stock method. The conversion price of $31.18 per common share excludes any potential adjustments to the conversion ratio provided under the terms of the debentures.

5.	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:
	June 30,	March 31,
(In thousands)	2007	2007
Raw materials	$21,545	$28,138
Work-in-process	89,136	109,653
Finished goods	34,942	36,781
	$145,623	$174,572

6.	Investment in United Microelectronics Corporation

At June 30, 2007, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $69.4 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities” (SFAS 115).

The following table summarizes the cost basis and fair values of the investment in UMC:

(In thousands)	June 30, 2007		March 31, 2007
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Total investment	$62,537	$69,396	$62,537	$67,050

During the first three months of fiscal 2008, the fair value of the UMC investment increased by $2.3 million. At June 30, 2007, the Company recorded a total of $2.6 million of deferred tax liabilities and a $4.3 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.

7.	3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long- term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the first quarter of fiscal 2008 totaled $7.8 million and was included in interest and other, net on the condensed consolidated statement of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of June 30, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments, the tax legislation redemption provision and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statement of income. The fair value of the derivative as of June 30, 2007 was $1.3 million. The balance of the debentures on the Company’s condensed consolidated balance sheet at June 30, 2007 was $998.8 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company was required to file a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the debentures. In addition, the Company must maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures. If the Company fails to meet these terms, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company filed the shelf registration statement with the SEC in June 2007.

8.	Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 26, 2007, the Board authorized the repurchase of up to an additional $1.50 billion of common stock. This share repurchase program has no stated expiration date. Through June 30, 2007, the Company had repurchased $756.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. Beginning with the third quarter of fiscal 2006, the Company adopted the policy of retiring all repurchased shares, and consequently, no treasury shares were held at June 30, 2007 or March 31, 2007.

Under the terms of the accelerated share repurchase program (ASR) entered into during the fourth quarter of fiscal 2007, the Company paid $700.0 million upfront in exchange for a minimum number of shares (25.7 million) of its common stock, which were delivered to the Company in fiscal 2007. The $700.0 million was recorded in stockholders’ equity in fiscal 2007. Upon completion of the ASR on June 19, 2007, the Company did not receive any additional shares since the volume weighted-average price, during an averaging period, less a specified discount, exceeded the upside threshold price specified in the ASR of $27.21.

During the first quarter of fiscal 2007, the Company entered into a stock repurchase agreement with an independent financial institution. Under this agreement, Xilinx provided this financial institution with an up- front payment of $100.0 million for the first quarter of fiscal 2007. This financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), Xilinx entered into another agreement with the same independent financial institution within the first quarter of fiscal 2007 to repurchase additional shares on its behalf after the conclusion of the purchase period of the aforementioned agreement. As of June 30, 2007 and July 1, 2006, no amounts remained outstanding under any stock repurchase agreements.

During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. During the first quarter of fiscal 2007, the Company repurchased a total of 4.7 million shares of common stock for $125.0 million, including the amounts purchased by the financial institution and remitted to the Company.

9.	Impairment Loss

The Company recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies. This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation.

10.	Interest and Other, Net

The components of interest and other, net are as follows:

	Three Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Interest income	$24,928	$16,554
Interest expense	(8,000)	-
Other, net	(3,395)	(1,713)
	$13,533	$14,841

11.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Net income	$84,278	$82,491
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(304)	(9,387)
Reclassification adjustment for losses on available-for-sale securities, net of
tax, included in earnings	377	457
Net change in unrealized gain (loss) on hedging transactions, net of tax	276	(453)
Net change in cumulative translation adjustment	739	1,455
Comprehensive income	$85,366	$74,563

          The components of accumulated other comprehensive income at June 30, 2007 and March 31, 2007 are as follows:

	June 30,	March 31,
(In thousands)	2007	2007
Accumulated unrealized gain on available-for-sale securities, net of tax	$1,350	$1,277
Accumulated unrealized gain on hedging transactions, net of tax	289	13
Accumulated cumulative translation adjustment	3,050	2,311
Accumulated other comprehensive income	$4,689	$3,601

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at June 30, 2007, primarily reflects the increase in value of the UMC investment since March 31, 2007 (see Note 6). In addition, the unrealized loss on the Company’s short-term and long-term investments increased by $2.4 million during the three months ended June 30, 2007.

12.	Significant Customers and Concentrations of Credit Risk

As of June 30, 2007, Avnet, Inc. (Avnet), one of the Company’s distributors, accounted for 88% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 65% and 68% of the Company’s worldwide net revenues in the first quarter of fiscal 2008 and 2007, respectively.

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

13.	Income Taxes

The Company recorded a tax provision of $26.7 million for the first quarter of fiscal 2008 as compared to $25.0 million in the same prior year period, representing effective tax rates of 24% and 23%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and deferred tax assets and an increase of $8.9 million to the April 1, 2007 retained earnings balance. Upon adoption, the Company’s total gross unrecognized tax benefits were $98.2 million, of which $47.0 million, if recognized, would affect the effective tax rate. In addition, consistent with the provisions of FIN 48, the Company reclassified $30.6 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the condensed consolidated balance sheet.

The Company’s policy to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income did not change as a result of implementing the provisions of FIN 48. The balance of accrued interest and penalties recorded in the consolidated balance sheet at April 1, 2007 was $1.5 million. This amount was also reclassified from current to non-current liabilities upon adoption of FIN 48. Interest and penalties included in the Company’s provision for income taxes totaled $3.6 million for the three months ended June 30, 2007.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through 2003. The Company is no longer subject to tax audits in Ireland for years through 2002. The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal 2005. The Company believes that due to various factors, including the current development of ongoing audits and the potential expiration or extension of underlying statutes of limitations, the Company cannot reasonably expect a settlement or lapsing of the statute within the next 12 months. It is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

The Company was examined by the IRS for fiscal 1996 through 2001 tax years. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, only $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $6.3 million of interest income accrued to date on prepayments to the IRS.

14.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through June 2017. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The lease cost was settled in an up- front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance.

Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2008 (remaining nine months)	$7,423
2009	8,798
2010	7,061
2011	5,221
2012	1,382
Thereafter	4,202
$34,087

Most of the Company’s leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was $2.0 million and $1.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively.

In November 2005, Xilinx made an investment commitment of $38.0 million (as revised) for a new building in Singapore, the Company’s Asia Pacific regional headquarters. As of June 30, 2007, approximately $3.3 million of the Company’s investment commitment remains outstanding. The project was completed in July 2007.

Other commitments at June 30, 2007 totaled $63.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 30, 2007, the Company also has $22.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

15.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues if a loss is probable and can be reasonably estimated. The warranty accrual and related provision for the first quarter of fiscal 2007 is predominantly due to a specific quality issue with one of the Company’s vendors. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Three Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Balance at beginning of period	$2,500	$893
Provision	—	2,403
Utilized	(2,500)	(1,415)
Balance at end of period	$—	$1,881

The Company generally sells its products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. Xilinx has historically received only a limited number of requests for indemnification under these provisions and has not been requested to make any significant payments pursuant to these provisions.

16.	Contingencies

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

The IRS recently began an audit of the Company’s fiscal 2005 income tax return. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

Other than as stated above, the Company knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

17.	Goodwill and Acquisition-Related Intangibles

As of June 30, 2007 and March 31, 2007, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	June 30,	March 31,
(In thousands)	2007	2007	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	19,566	18,714
Patents-net	3,186	4,038

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	49,415	48,370
Miscellaneous intangibles-net	9,543	10,588

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	68,981	67,084
Total acquisition-related intangibles-net	$12,729	$14,626

Amortization expense for all intangible assets for the first quarter of fiscal 2008 and 2007 was $1.9 million and $2.0 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at June 30, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2008 (remaining nine months) - $4.9 million; 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

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

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At June 30, 2007, the Company had debt securities with a fair value of $1.83 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $69.4 million, and strategic investments in non-marketable equity securities of $20.8 million (adjusted cost).

The fair values for marketable debt and equity securities are based on quoted market prices. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments. Xilinx adopted the provisions of FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” on January 1, 2006. Beginning in the fourth quarter of fiscal 2006, we assessed other-than-temporary impairment of debt and equity securities in accordance with FSP 115-1. We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2008 or 2007.

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

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. For the first quarter of fiscal 2008, approximately 86% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

In June 2006, the FASB issued FIN 48. The provisions were effective for the Company beginning in the first quarter of fiscal 2008. See Note 13 to our condensed consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

     Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s Stock Purchase Plan, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and were extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of fiscal 2008 and 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2008 compared to the first quarter of fiscal 2007

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 30,	July 1,
	2007	2006
Net Revenues	100.0%	100.0%
Cost of revenues	37.8	39.9
Gross Margin	62.2	60.1

Operating Expenses:
Research and development	19.7	20.3
Selling, general and administrative	20.2	19.6
Amortization of acquisition-related intangibles	0.4	0.4
Stock-based compensation related to prior years	—	0.5
Total operating expenses	40.3	40.8

Operating Income	21.9	19.3

Impairment loss on investments	—	(0.1)
Interest and other, net	3.0	3.1

Income Before Income Taxes	24.9	22.3

Provision for income taxes	6.0	5.2

Net Income	18.9%	17.1%

Net Revenues

Net revenues of $445.9 million in the first quarter of fiscal 2008 represented a 7% decrease from the comparable prior year period of $481.4 million. The decrease in net revenues in the first quarter of fiscal 2008 was a result of lower demand for our older products. Decreased unit sales during the first quarter of fiscal 2008 compared to the comparable prior year period as well as normal declines in average unit selling prices also contributed to the decrease in net revenues.

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

Net revenues by product categories for the first quarter of fiscal 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	% of	%	July 1,	% of
(In millions)	2007	Total	Change	2006	Total
New Products	$126.1	28	43	$88.0	18
Mainstream Products	220.8	50	(22)	282.5	59
Base Products	73.5	16	(12)	83.6	17
Support Products	25.5	6	(6)	27.3	6
Total Net Revenues	$445.9	100	(7)	$481.4	100

The increase in net revenues from New Products during the first quarter of fiscal 2008 was a result of continued strong market acceptance of these products, primarily Virtex-5, Virtex-4, and Spartan3E. We expect that sales of New Products will continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) and 90-nm products.

Net revenues from Mainstream Products declined 22% from the comparable prior year period primarily because of a decline in sales of some of our older products including Virtex-E, Virtex-II and Virtex-II Pro. The decrease in net revenues for this product category resulted from both a decline in units sold as well as in average selling prices.

Net revenues from Base Products declined 12% from the comparable prior year period. It is common for Base Product revenues to decrease as products within this category mature and approach end of life.

The decrease in net revenues from Support Products during the first quarter of fiscal 2008 was due primarily to a decline in sales from our serial PROM products.

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

Net revenues by end markets for the first quarter of fiscal 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	% Change	July 1,
(% of total net revenues)	2007	in Dollars	2006
Communications	45%	(15)	49%
Industrial and Other	32	11	26
Consumer and Automotive	15	(6)	15
Data Processing	8	(22)	10
Total Net Revenues	100%	(7)	100%

The decrease in net revenues from Communications, our largest end market, during the first quarter of fiscal 2008 was due to broad-based weakness in both wired and wireless communications applications.

Net revenues from the Industrial and Other end market increased 11% from the comparable prior year period primarily due to strength in defense applications which increased over 30% year-over-year.

Net revenues from the Consumer and Automotive end market decreased 6% from the comparable prior year period. The decrease was primarily due to weakness in the consumer and audio, video and broadcast applications which more than offset sales growth in automotive applications.

Net revenues from the Data Processing end market declined 22% from the comparable prior year period. The decrease was driven by softness in storage and computing applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	% of	%	July 1,	% of
(In millions)	2007	Total	Change	2006	Total
North America	$174.2	39	(8)	$190.3	39
Asia Pacific	128.7	29	4	123.7	26
Europe	98.0	22	(14)	113.7	24
Japan	45.0	10	(16)	53.7	11
Total Net Revenues	$445.9	100	(7)	$481.4	100

Net revenues decreased in all geographies for the first quarter of fiscal 2008 compared to the same period a year ago with the exception of Asia Pacific.

Net revenues in North America decreased 8% from the comparable prior year period primarily due to weakened sales from the Communications and Data Processing end markets. This decrease more than offset the sales growth in the Industrial and Other end market which benefited from an increase in revenues from defense applications.

Net revenues in Asia Pacific increased 4% from the comparable prior year period with the majority of the increase coming from the Communications end market, particularly wireless infrastructure and wired applications.

The decrease in net revenues in Europe during the first quarter of fiscal 2008 was primarily driven by lower sales from wireless applications.

The decline in net revenues in Japan during the first quarter of fiscal 2008 was due to weakness from the Communications and Consumer end markets which more than offset the moderate sales growth in Industrial and Other end market.

Gross Margin

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Gross margin	$277.4	$289.3	$(11.9)	(4)%
Percentage of net revenues	62.2%	60.1%

The increase in the gross margin percentage in the first quarter of fiscal 2008 from the comparable prior year period was due to several factors. Favorable yields from products manufactured using 90-nm and 65-nm technology resulted in lower unit product costs. Additionally, our expense for excess and obsolete inventory was down significantly from the comparable prior year. These two factors improved our gross margins especially for New Products.

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

Research and Development

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Research and development	$87.9	$97.6	$(9.7)	(10)%
Percentage of net revenues	20%	20%

Research and development (R&D) spending decreased $9.7 million, or 10%, for the first quarter of fiscal 2008 compared to the same period last year. The decrease was due to a combination of lower discretionary spending and stock-based compensation expense which more than offset the increased investment in resources to support new product development.

We plan to continue to invest in R&D efforts in areas such as new products and more advanced process development, IP cores, digital signal processing (DSP), embedded processing and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Selling, general and administrative	$90.2	$94.4	$(4.2)	(4)%
Percentage of net revenues	20%	20%

Selling, general and administrative (SG&A) expenses decreased $4.2 million, or 4%, for the first quarter of fiscal 2008 compared to the same period last year. The decrease was attributable to lower commissions due to lower net revenues, lower stock-based compensation expense and reduced discretionary expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Amortization	$1.9	$2.0	$(0.1)	(7)%

Amortization expense was primarily related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased slightly for the first quarter of fiscal 2008 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2007. We expect amortization of acquisition-related intangibles to be approximately $6.8 million for fiscal 2008 compared with $8.0 million for fiscal 2007.

Stock-Based Compensation

	Three Months Ended
	June 30,	July 1,
(In millions)	2007	2006
Stock-based compensation included in:
Cost of revenues	$2.2	$3.6
Research and development	7.3	12.4
Selling, general and administrative	7.0	10.8
Stock-based compensation related to prior years	—	2.2
	$16.5	$29.0

Total stock-based compensation expense during the first quarter of fiscal 2007 related to the adoption of SFAS 123(R) was $26.8 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Total stock-based compensation expense during the first quarter of fiscal 2008 was $16.5 million. The decrease in stock-based compensation expense for the first quarter of fiscal 2008 was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to the Stock Purchase Plan due to a methodology change from accelerated to straight-line amortization in the second quarter of fiscal 2007.

In June 2006, stockholder derivative complaints were filed against the Company concerning the Company’s historical option-granting practices and the SEC initiated an informal inquiry on the matter. An investigation of the Company’s historical stock option-granting practices was conducted by outside counsel and no evidence of fraud, management misconduct or manipulation in the timing or exercise price of stock option grants was found. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates; however, there were some minor differences between the recorded grant dates and measurement dates for certain grants made between 1997 and 2006. As a result, a $2.2 million charge was taken to the Company’s earnings for the first quarter of fiscal 2007. The SEC informal inquiry and stockholder derivative complaints were subsequently dismissed.

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

Interest and Other, Net

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Interest and other, net	$13.5	$14.8	$(1.3)	(9)%
Percentage of net revenues	3%	3%

The decrease in interest and other, net for the first quarter of fiscal 2008 over the prior year’s comparable period was due to the $8.0 million interest expense related to the debentures issued in the fourth quarter of fiscal 2007. This decrease was partially offset by an increase in interest income for the first quarter of fiscal 2008 due to higher yields resulting from an increase in interest rates and a larger investment portfolio.

Provision for Income Taxes

	Three Months Ended
(In millions)	June 30,	July 1,	$	%
	2007	2006	Change	Change
Provision for income taxes	$26.7	$25.0	$1.7	7%
Percentage of net revenues	6%	5%
Effective tax rate	24%	23%

Our effective tax rate increased one percentage point in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The net increase was primarily due to an increase in the net charge to income tax expense for items unique to the quarter. This increase was partially offset by an increase in the portion of income earned in lower tax rate jurisdictions and federal R&D credits.

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

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities and in UMC stock are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at June 30, 2007 and March 31, 2007 totaled $1.93 billion and $1.81 billion, respectively. As of June 30, 2007, we had cash, cash equivalents and short-term investments of $1.20 billion and working capital of $1.47 billion. As of March 31, 2007, cash, cash equivalents and short-term investments were $1.14 billion and working capital was $1.40 billion.

Operating Activities - During the first quarter of fiscal 2008, our operations generated net positive cash flow of $126.3 million, which was $26.9 million lower than the $153.3 million generated during the first quarter of fiscal 2007. The positive cash flow from operations generated during the first quarter of fiscal 2008 was primarily from net income as adjusted for noncash related items, a decrease in inventories and an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable and decreases in accounts payable and income taxes payable. Our inventory levels were $28.9 million lower at June 30, 2007 compared to March 31, 2007. Combined inventory days at Xilinx and distribution decreased to 101 days at June 30, 2007 from 120 days at March 31, 2007, which was due to improved forecasting accuracy, fewer mix issues and lower inventory in the distributor channel. Accounts receivable increased by $26.1 million from the levels at March 31, 2007, due to the timing of payments from customers and the timing of shipments during the first quarter of fiscal 2008. Days sales outstanding increased to 43 days at June 30, 2007 from 37 days at March 31, 2007.

Investing Activities - Net cash used in investing activities of $146.6 million during the first quarter of fiscal 2008 included net purchases of available-for-sale securities of $129.4 million, $15.6 million for purchases of property, plant and equipment and $1.6 million for other investing activities. Net cash provided by investing activities of $10.9 million during the first quarter of fiscal 2007 included net proceeds from the sale and maturity of available-for-sale securities of $24.8 million, which was partially offset by $12.9 million for purchases of property, plant and equipment and $1.0 million for other investing activities.

Financing Activities - Net cash provided by financing activities was $12.3 million in the first quarter of fiscal 2008 and consisted of $40.2 million of proceeds from the issuance of common stock under employee stock plans and $7.8 million for excess tax benefits from stock-based compensation. These items were partially offset by $35.7 million for dividend payments to stockholders. There were no repurchases of common stock during the first quarter of fiscal 2008. For the comparable fiscal 2007 period, net cash used in financing activities was $118.3 million and consisted of $125.0 million for the repurchase of common stock and $30.8 million for dividend payments to stockholders. These items were partially offset by $28.6 million of proceeds from the issuance of common stock under employee stock plans and $8.9 million for excess tax benefits from stock-based compensation.

Stockholders’ equity increased $123.2 million during the first quarter of fiscal 2008. The increase was attributable to the $84.3 million in net income for the first quarter of fiscal 2008, the issuance of common stock under employee stock plans of $39.2 million, stock-based compensation related amounts totaling $16.1 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $8.3 million, the effect of the adoption of FIN 48 totaling $9.9 million, and the combination of unrealized gains on available-for-sale securities, net of deferred tax benefits, hedging transaction gain and cumulative translation adjustment totaling $1.1 million. The increases were partially offset by the payment of dividends to stockholders of $35.7 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of June 30, 2007.

In November 2005, Xilinx made an investment commitment of $38.0 million (as revised) for a new building in Singapore, the Company’s Asia Pacific regional headquarters. As of June 30, 2007, approximately $3.3 million of our investment commitment remains outstanding. The project was completed in July 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 30, 2007, we have $63.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 30, 2007, the Company also has $22.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. The Company will pay cash interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See Note 7 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into on April 18, 2007. There were no borrowings under our revolving credit facility during the first quarter of fiscal 2008. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.

We did not repurchase any common stock during the first quarter of fiscal 2008. We used $125.0 million of cash to repurchase 4.7 million shares of our common stock in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we paid $35.7 million in cash dividends to stockholders, representing $0.12 per common share. During the first quarter of fiscal 2007, we paid $30.8 million in cash dividends to stockholders, representing $0.09 per common share. On February 25, 2007, our Board of Directors declared an increase in the dividend rate on our common stock from $0.09 to $0.12 per common share for the first quarter of fiscal 2008. The dividend was paid on May 30, 2007. In addition, on July 18, 2007, our Board of Directors declared a cash dividend of $0.12 per common share for the second quarter of fiscal 2008. The dividend is payable on September 5, 2007 to stockholders of record on August 15, 2007. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed in Item 1A included in Part II. “Other Information.” and below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.83 billion at June 30, 2007. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point (1.00%) increase or decrease in interest rates compared to rates at June 30, 2007 would have affected the fair value of our investment portfolio by less than $11.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 30, 2007, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Singapore dollar	$9,985
Euro	17,712
Japanese Yen	4,288
British Pound	2,960
$34,945

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at June 30, 2007. The contracts expire at various dates between July and September 2007.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 30, 2007 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $13.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at June 30, 2007 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date. This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115. The market value of our investment in UMC was approximately $69.4 million at June 30, 2007 as compared to our adjusted cost basis of approximately $62.5 million. The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars. Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 30% favorable or unfavorable change in UMC’s stock price compared to the stock price at June 30, 2007 would have affected the value of our investment in UMC by less than $21.0 million. See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 except for the inclusion of additional information related to the risk factor titled “Potential Effect of New Accounting Pronouncements.”

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
  inability to predict the success of our customers' products in their markets;
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

Dependence on Independent Manufacturers and Subcontractors

During the first quarter of fiscal 2008, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields, and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries, without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases and wafer shortages.

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
  high-speed, low-density complex programmable logic devices (CPLDs);
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

We could also face competition from our licensees. In the past we have granted limited rights to other companies with respect to certain of our older technology, and we may do so in the future. Granting such rights may enable these companies to manufacture and market products which may be competitive with some of our older products.

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

Considerable Number of Common Shares Subject to Future Issuance

As of June 30, 2007, we had 2.00 billion authorized common shares, of which 298.1 million shares were outstanding. In addition, 71.1 million common shares were reserved for issuance pursuant to our equity incentive plans and Stock Purchase Plan, and 32.1 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, at the July 25, 2007 FASB meeting, the FASB approved the proposed FSP on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Our 3.125% convertible debentures due March 15, 2037 would be affected by this proposed FSP. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of income. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the FSP is issued, it is expected to be effective for fiscal years beginning after December 15, 2007. The Company would be required to implement the proposed standard during the first quarter of fiscal 2009 which begins on March 30, 2008. We are currently evaluating the effect that the adoption of this FSP would have on our consolidated results of operations and financial condition. We cannot predict the outcome of this process or any other changes in GAAP that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about the debentures. Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

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

Litigation

See Part II, Item 1. “Legal Proceedings.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the first fiscal quarter of 2008. The value of shares that may yet be purchased under our current stock repurchase program is $743.9 million. See Note 8 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

Under the terms of the ASR entered into during the fourth quarter of fiscal 2007, the Company paid $700.0 million upfront in exchange for a minimum number of shares (25.7 million) of its common stock, which were delivered to the Company in fiscal 2007. The $700.0 million was recorded in stockholders’ equity in fiscal 2007. Upon completion of the ASR on June 19, 2007, the Company did not receive any additional shares since the volume weighted-average price, during an averaging period, less a specified discount, exceeded the upside threshold price specified in the ASR of $27.21.

During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. During the first quarter of fiscal 2007, the Company repurchased a total of 4.7 million shares of its common stock for $125.0 million. On February 26, 2007, we announced a repurchase program of up to an additional $1.50 billion of common stock. Through June 30, 2007, the Company had repurchased $756.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. This share repurchase program has no stated expiration date.

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

XILINX, INC.

Date:	August 7, 2007	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)