Form 10-Q
period 2007-09-29
XILINX INC
filed 2007-11-08
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 29, 2007 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________.

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at October 23, 2007

Common Stock, $.01 par value	293,995,400

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Net revenues	$444,894	$467,180	$890,806	$948,542
Cost of revenues	170,122	180,580	338,600	372,639
Gross margin	274,772	286,600	552,206	575,903

Operating expenses:
Research and development	88,294	95,951	176,164	193,533
Selling, general and administrative	90,204	95,462	180,403	189,880
Amortization of acquisition-related intangibles	1,897	2,031	3,794	4,062
Stock-based compensation related to prior years	—	—	—	2,209
Total operating expenses	180,395	193,444	360,361	389,684

Operating income	94,377	93,156	191,845	186,219
Impairment loss on investments	—	—	—	(437)
Interest and other, net	19,504	26,132	33,037	40,973

Income before income taxes	113,881	119,288	224,882	226,755

Provision for income taxes	24,183	26,242	50,906	51,218

Net income	$89,698	$93,046	$173,976	$175,537

Net income per common share:
Basic	$0.30	$0.27	$0.58	$0.52
Diluted	$0.30	$0.27	$0.57	$0.51

Cash dividends declared per common share	$0.12	$0.09	$0.24	$0.18

Shares used in per share calculations:
Basic	298,008	339,431	297,863	340,845
Diluted	302,226	343,192	302,604	346,734

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 29,	March 31,
(In thousands, except par value amounts)	2007	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$368,302	$635,879
Short-term investments	852,986	502,036
Accounts receivable, net	236,600	182,295
Inventories	128,954	174,572
Deferred tax assets	86,240	100,344
Prepaid expenses and other current assets	99,056	104,976
Total current assets	1,772,138	1,700,102

Property, plant and equipment, at cost	779,816	760,197
Accumulated depreciation and amortization	(364,989)	(347,161)
Net property, plant and equipment	414,827	413,036
Long-term investments	687,358	675,713
Investment in United Microelectronics Corporation	67,070	67,050
Goodwill	117,955	117,955
Acquisition-related intangibles, net	10,833	14,626
Other assets	198,277	190,873
Total Assets	$3,268,458	$3,179,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,216	$78,912
Accrued payroll and related liabilities	95,207	83,949
Income taxes payable	—	24,210
Deferred income on shipments to distributors	101,943	89,052
Other accrued liabilities	20,238	27,246
Total current liabilities	295,604	303,369

Convertible debentures	999,119	999,597

Deferred tax liabilities	90,175	102,329

Long-term income taxes payable	40,305	—

Other long-term liabilities	1,199	1,320

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,938	2,959
Additional paid-in capital	879,798	849,888
Retained earnings	955,363	916,292
Accumulated other comprehensive income	3,957	3,601
Total stockholders’ equity	1,842,056	1,772,740
Total Liabilities and Stockholders’ Equity	$3,268,458	$3,179,355

(1) Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	Sept. 29,	Sept. 30,
	2007	2006
Cash flows from operating activities:
Net income	$173,976	$175,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,826	25,509
Amortization	9,209	8,953
Stock-based compensation	32,274	48,714
Stock-based compensation related to prior years	—	2,209
Net (gain) loss on sale of available-for-sale securities	952	(1,033)
Convertible debt derivatives – revaluation and amortization	(478)	—
Impairment loss on investments	—	437
Tax benefit from exercise of stock options	11,649	13,226
Excess tax benefit from stock-based compensation	(10,221)	(13,057)
Changes in assets and liabilities:
Accounts receivable, net	(54,305)	7,982
Inventories	45,359	4,831
Deferred income taxes	27,316	4,428
Prepaid expenses and other current assets	11,048	12,233
Other assets	(2,695)	(7,900)
Accounts payable	(695)	2,826
Accrued liabilities	4,672	(9,736)
Income taxes payable	(25,005)	14,385
Deferred income on shipments to distributors	12,892	(16,782)
Long-term income taxes payable and other long-term liabilities	8,616	—
Net cash provided by operating activities	271,390	272,762

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,121,054)	(558,319)
Proceeds from sale and maturity of available-for-sale securities	755,963	676,207
Purchases of property, plant and equipment	(28,618)	(26,989)
Other investing activities	(2,641)	(981)
Net cash provided by (used in) investing activities	(396,350)	89,918

Cash flows from financing activities:
Repurchases of common stock	(150,000)	(250,000)
Proceeds from issuance of common stock through various stock plans	68,563	55,642
Payment of dividends to stockholders	(71,401)	(61,161)
Excess tax benefit from stock-based compensation	10,221	13,057
Net cash used in financing activities	(142,617)	(242,462)

Net increase (decrease) in cash and cash equivalents	(267,577)	120,218

Cash and cash equivalents at beginning of period	635,879	783,366

Cash and cash equivalents at end of period	$368,302	$903,584

Supplemental disclosure of cash flow information:
Interest paid	$16,493	$—
Income taxes paid, net of refunds	$29,729	$19,532

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 is a 52-week year ending on March 29, 2008. Fiscal 2007, which ended on March 31, 2007, was a 52-week fiscal year. The first and second quarters of fiscal 2008 and 2007 were all 13-week quarters.

Reclassifications

Certain immaterial amounts from the prior period have been reclassified to conform to the current period presentation. These changes had no impact on previously reported net income.

2.	Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. FIN 48 requires that the cumulative effect of adopting FIN 48 shall be recorded as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets on the balance sheet. See Note 13 for additional information relating to the adoption of FIN 48.

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

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Plan by 5.0 million shares. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. The Company plans to issue primarily a mix of non-qualified stock options and RSUs under the 2007 Plan. The 2007 Plan replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of September 29, 2007, 11.4 million shares remained available for grant under the 2007 Plan.

Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment." (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan):

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation included in:
Cost of revenues	$1,677	$2,426	$3,848	$6,068
Research and development	7,247	9,810	14,549	22,174
Selling, general and administrative	6,829	9,670	13,877	20,472
Stock-based compensation related to prior years	—	—	—	2,209
	$15,753	$21,906	$32,274	$50,923

The tax benefit realized from option exercises and other awards during the first six months of fiscal 2008 and 2007 was $11.6 million and $13.2 million, respectively.

In June 2006, stockholder derivative complaints were filed against the Company concerning the Company’s historical option-granting practices and the SEC initiated an informal inquiry on the matter. An investigation of the Company’s historical stock option-granting practices was conducted by outside counsel and no evidence of fraud, management misconduct or manipulation in the timing or exercise price of stock option grants was found. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates; however, there were some minor differences between the recorded grant dates and measurement dates for certain grants made between 1997 and 2006. As a result, a $2.2 million charge was taken to the Company’s earnings for the first quarter of fiscal 2007. Subsequently the SEC informal inquiry was terminated and no enforcement action was recommended and the stockholder derivative complaints were dismissed.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. Calculated under SFAS 123(R), the per-share weighted-average fair values of stock options granted during the second quarter of fiscal 2008 was $8.16 ($8.94 for the second quarter of fiscal 2007) and for the first six months of fiscal 2008 was $8.19 ($9.02 for the first six months of fiscal 2007). The fair value of stock options granted in fiscal 2008 and 2007 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Expected life of options (years)	5.4	6.4	5.4	6.3 to 6.4
Expected stock price volatility	0.30 to 0.33	0.36 to 0.39	0.30 to 0.33	0.33 to 0.39
Risk-free interest rate	4.0% to 4.9%	4.7% to 5.2%	4.0% to 5.1%	4.7% to 5.2%
Dividend yield	1.8% to 1.9%	1.6%	1.6% to 1.9%	1.6%

Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each year. The per-share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the second quarter of fiscal 2008 and 2007 were $7.06 and $5.98, respectively. The fair value of stock purchase plan rights granted in the second quarter of fiscal 2008 and 2007 were estimated at the date of grant using the following assumptions:

	2008	2007
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.31 to 0.38	0.37 to 0.38
Risk-free interest rate	4.6% to 5.2%	5.0% to 5.1%
Dividend yield	1.4% to 1.9%	1.6% to 1.8%

The Company began issuing RSUs in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. Calculated under SFAS 123(R), the per share weighted-average fair values of RSUs granted during the second quarter and the first six months of fiscal 2008 were $25.84 and $25.86, respectively. The weighted-average estimated values of RSU grants, as well as the assumptions that were used in calculating fair values in fiscal 2008, were based on estimates at the date of grant as follows:

	Three Months	Six Months
	Ended	Ended
	Sept. 29, 2007	Sept. 29, 2007
Risk-free interest rate	3.9% to 4.9%	3.9% to 5.0%
Dividend yield	1.8% to 1.9%	1.6% to 1.9%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information are as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
April 1, 2006	59,830	$30.99
Granted	8,751	$23.50
Exercised	(6,598)	$13.88
Forfeited/cancelled/expired	(6,041)	$37.51
March 31, 2007	55,942	$31.13
Granted	1,926	$26.99
Exercised	(2,913)	$17.46
Forfeited/cancelled/expired	(1,515)	$35.25
September 29, 2007	53,440	$31.61

Options exercisable at:
March 31, 2007	41,803	$32.68
September 29, 2007	41,155	$33.26

The total pre-tax intrinsic value of options exercised during the three months and six months ended September 29, 2007 was $6.3 million and $31.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information are as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$—
Granted	1,710	$25.86
Vested	—	$—
Forfeited	(40)	$25.84
September 29, 2007	1,670	$25.86

Employee Qualified Stock Purchase Plan

Under the Stock Purchase Plan, employees purchased 944 thousand shares for $16.2 million in the second quarter of fiscal 2008 and 885 thousand shares for $15.3 million in the second quarter of fiscal 2007. The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2008. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Stock Purchase Plan by 2.0 million shares. As of September 29, 2007, 9.0 million shares were available for future issuance out of 38.5 million shares authorized.

4.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 4.2 million and 4.7 million common equivalent shares attributable to outstanding stock awards for the second quarter and the first six months of fiscal 2008, respectively, that are not included in basic net income per common share. For the second quarter and the first six months of fiscal 2007, the total shares used in the denominator of the diluted net income per common share calculation includes 3.8 million and 5.9 million common equivalent shares attributable to outstanding stock awards, respectively.

Outstanding out-of-the-money stock options to purchase approximately 36.0 million and 34.6 million shares, for the second quarter and the first six months of fiscal 2008, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options. For the second quarter and the first six months of fiscal 2007, respectively, 52.3 million and 40.3 million of the Company’s stock options outstanding were excluded from the calculation.

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

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Sept. 29,	March 31,
(In thousands)	2007	2007
Raw materials	$16,740	$28,138
Work-in-process	81,460	109,653
Finished goods	30,754	36,781
	$128,954	$174,572

6.	Investment in United Microelectronics Corporation

At September 29, 2007, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $67.1 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities” (SFAS 115).

The following table summarizes the cost basis and fair values of the investment in UMC:

(In thousands)	Sept. 29, 2007		March 31, 2007
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Total investment	$62,537	$67,070	$62,537	$67,050

During the first six months of fiscal 2008, the fair value of the Company’s total UMC investment increased by $20 thousand. The fair value of the UMC investment decreased by $2.3 million during the three months ended September 29, 2007. At September 29, 2007, the Company recorded a total of $1.7 million of deferred tax liabilities and a $2.8 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.

7.	3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the second quarter and the first six months of fiscal 2008 totaled $7.8 million and $15.6 million, respectively, and was included in interest and other, net on the condensed consolidated statements of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of September 29, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statement of income. The fair value of the derivative as of September 29, 2007 was $1.6 million. The balance of the debentures on the Company’s condensed consolidated balance sheet at September 29, 2007 was $999.1 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

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

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 26, 2007, the Board authorized the repurchase of up to an additional $1.50 billion of common stock. This share repurchase program has no stated expiration date. Through September 29, 2007, the Company had repurchased $906.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held at September 29, 2007 or March 31, 2007.

During the second quarter of fiscal 2008 and the first six months of fiscal 2007, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $150.0 million for the second quarter of fiscal 2008 and $100.0 million for the second quarter of fiscal 2007 ($200.0 million for the first six months of fiscal 2007). These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), Xilinx entered into other agreements with the same independent financial institutions within the first and second quarters of fiscal 2007 to repurchase additional shares on its behalf after the conclusion of the purchase period of the aforementioned agreement. As of September 29, 2007 and September 30 2006, no amounts remained outstanding under any stock repurchase agreements.

During the second quarter of fiscal 2008, the Company repurchased a total of 5.9 million shares of common stock for $150.0 million. During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. During the second quarter and the first six months of fiscal 2007, the Company repurchased a total of 5.9 million and 10.6 million shares of common stock for $125.0 million and $250.0 million, respectively.

10

9.	Impairment Loss

The Company recognized an impairment loss on investments of $437 thousand during the first quarter of fiscal 2007 related to non-marketable equity securities in private companies. This impairment loss resulted from a certain investee diluting Xilinx’s investment through the receipt of an additional round of investment at a lower valuation.

10.	Interest and Other, Net

The components of interest and other, net are as follows:

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In thousands)	2007	2006	2007	2006
Interest income	$25,495	$19,366	$ 50,423	$35,920
Interest expense	(8,000)	-	(16,000)	-
Gain on sale of a portion of the UMC investment	-	5,993	-	5,993
Other, net	2,009	773	(1,386)	(940)
	$19,504	$26,132	$ 33,037	$40,973

11.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(In thousands)	2007	2006	2007	2006
Net income	$89,698	$93,046	$173,976	$175,537
Net change in unrealized gain (loss) on available-
for-sale securities, net of tax	(1,136)	(8,437)	(1,440)	(17,824)
Reclassification adjustment for losses on
available-for-sale securities, net of tax,
included in net income	129	1,998	506	2,455
Net change in unrealized gain (loss) on hedging
transactions, net of tax	(27)	277	249	(176)
Net change in cumulative translation adjustment	302	(206)	1,041	1,249
Comprehensive income	$88,966	$86,678	$174,332	$161,241

The components of accumulated other comprehensive income at September 29, 2007 and March 31, 2007 are as follows:

	Sept. 29,	March 31,
(In thousands)	2007	2007
Accumulated unrealized gain on available-for-sale securities, net of tax	$ 343	$1,277
Accumulated unrealized gain on hedging transactions, net of tax	262	13
Accumulated cumulative translation adjustment	3,352	2,311
Accumulated other comprehensive income	$3,957	$3,601

The change in the accumulated unrealized gain on available-for-sale securities, net of tax, at September 29, 2007, partially reflects the increase in value of the UMC investment since March 31, 2007 (see Note 6). In addition, the unrealized loss on the Company’s short-term and long-term investments increased by $1.6 million during the six months ended September 29, 2007.

12.	Significant Customers and Concentrations of Credit Risk

As of September 29, 2007, Avnet, Inc. (Avnet), one of the Company’s distributors, accounted for 81% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 61% and 63% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2008, respectively. For both the second quarter and the first six months of fiscal 2007, resale of product through Avnet accounted for 68% of the Company’s worldwide net revenues.

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

The Company recorded tax provisions of $24.2 million and $50.9 million for the second quarter and the first six months of fiscal 2008, respectively, representing effective tax rates of 21% and 23%, respectively. The Company recorded tax provisions of $26.2 million and $51.2 million for the second quarter and the first six months of fiscal 2007, respectively, representing effective tax rates of 22% and 23%, respectively.

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

The cumulative effect of adopting FIN 48 was adjusted in the second quarter of fiscal 2008 to reverse $3.4 million of the $8.9 million decrease in tax reserves and deferred tax assets recorded in the first quarter of fiscal 2008 due to the subsequent discovery of a fact impacting the amount of reserves to be retained under FIN 48. Thus, the cumulative effect of adoption was an increase of $5.5 million to the April 1, 2007 retained earnings balance. Taking into account this adjustment, the Company’s total gross unrecognized tax benefits upon adoption were $103.1 million, of which $48.9 million, if recognized, would affect the effective tax rate. In addition, consistent with the provisions of FIN 48, the Company reclassified $30.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in long-term income taxes payable in the condensed consolidated balance sheet. During the six months ended September 29, 2007, the Company had gross increases of $8.5 million to its current year unrecognized tax benefits.

The Company’s policy to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income did not change as a result of implementing the provisions of FIN 48. The balance of accrued interest and penalties recorded in the consolidated balance sheet at April 1, 2007 was $1.5 million. This amount was also reclassified from current to non-current liabilities upon adoption of FIN 48. Interest and penalties included in the Company’s provision for income taxes totaled $3.9 million for the six months ended September 29, 2007.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2003. The Company is no longer subject to tax audits in Ireland for years through fiscal 2002. The Company is currently under examination by the Internal Revenue Service (IRS) and California Franchise Tax Board for fiscal 2005. The Company believes that due to various factors, including the current development of ongoing audits, it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

The Company was examined by the IRS for fiscal 1996 through 2001. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The decision was entered by the Tax Court on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $6.8 million of interest income accrued to date on prepayments to the IRS.

12

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

Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2008 (remaining six months)	$ 4,959
2009	9,082
2010	7,302
2011	5,373
2012	1,412
Thereafter	4,328
$32,456

Most of the Company’s leases contain renewal options for varying terms. Rent expense, net of rental income, under all operating leases was $2.6 million and $4.6 million for the second quarter and the first six months of fiscal 2008, respectively. Rent expense, net of rental income, under all operating leases was $2.0 million and $3.9 million for the second quarter and the first six months of fiscal 2007, respectively.

Other commitments at September 29, 2007 totaled $68.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 29, 2007, the Company also has $19.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2010.

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

The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Six Months Ended
	Sept. 29,	Sept. 30,
(In thousands)	2007	2006
Balance at beginning of period	$ 2,500	$ 893
Provision	1,413	2,420
Utilized	(2,500)	(2,510)
Balance at end of period	$ 1,413	$ 803

The Company offers, subject to certain terms and conditions, to indemnify certain customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks. To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products. The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

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

The IRS and California Franchise Tax Board are auditing the Company’s fiscal 2005 income tax returns. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

Other than as stated above, the Company knows of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On August 21, 2007, a patent infringement lawsuit was filed by Lonestar Inventions, L.P. (Lonestar) against Xilinx in the U.S. District Court for the Eastern District of Texas, Tyler Division (Lonestar Inventions, L.P. v. Xilinx, Inc. Case No. 6:07-CV-393). The Company has not been served with the complaint. Lonestar seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

17.	Goodwill and Acquisition-Related Intangibles

As of September 29, 2007 and March 31, 2007, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	Sept. 29,	March 31,
(In thousands)	2007	2007	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$ 22,752	$ 22,752	5 to 7 years
Less accumulated amortization	20,417	18,714
Patents-net	2,335	4,038

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	50,460	48,370
Miscellaneous intangibles-net	8,498	10,588

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	70,877	67,084
Total acquisition-related intangibles-net	$ 10,833	$ 14,626

Amortization expense for all intangible assets for the second quarter and the first six months of fiscal 2008 was $1.9 million and $3.8 million, respectively. For the second quarter and the first six months of fiscal 2007, amortization expense for all intangible assets was $2.0 million and $4.1 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at September 29, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2008 (remaining six months) - $3.0 million; 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

18.	Subsequent Event

On October 17, 2007, the Company’s Board of Directors declared a cash dividend of $0.12 per common share for the third quarter of fiscal 2008. The dividend is payable on December 5, 2007 to stockholders of record on November 14, 2007.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet, and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

      Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At September 29, 2007, the Company had debt securities with a fair value of $1.75 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $67.1 million, and strategic investments in non-marketable equity securities of $22.9 million (adjusted cost).

The fair values for marketable debt and equity securities are based on quoted market prices. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates quarterly the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2008 or 2007.

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

      Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. For the first six months of fiscal 2008, approximately 84% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

The Company has elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In June 2006, the FASB issued FIN 48. The provisions were effective for the Company beginning in the first quarter of fiscal 2008. See Note 13 to our condensed consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

      Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s Stock Purchase Plan, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and which was extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first six months of fiscal 2008 and 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.2	38.7	38.0	39.3
Gross Margin	61.8	61.3	62.0	60.7

Operating Expenses:
Research and development	19.9	20.5	19.8	20.4
Selling, general and administrative	20.3	20.4	20.3	20.0
Amortization of acquisition-related intangibles	0.4	0.5	0.4	0.5
Stock-based compensation related to prior years	—	—	—	0.2
Total operating expenses	40.6	41.4	40.5	41.1

Operating Income	21.2	19.9	21.5	19.6
Impairment loss on investments	—	—	—	—
Interest and other, net	4.4	5.6	3.7	4.3

Income Before Income Taxes	25.6	25.5	25.2	23.9

Provision for income taxes	5.4	5.6	5.7	5.4

Net Income	20.2%	19.9%	19.5%	18.5%

Net Revenues

Net revenues of $444.9 million in the second quarter of fiscal 2008 represented a 5% decrease from the comparable prior year period of $467.2 million. Net revenues for the first six months of fiscal 2008 were $890.8 million, a 6% decrease from the comparable prior year period of $948.5 million. The decreases in net revenues in the second quarter and the first six months of fiscal 2008 were a result of decreased demand for our older products. Increased unit sales during the second quarter and the first six months of fiscal 2008 compared to the comparable prior year periods were more than offset by declines in average unit selling prices, which also contributed to the decreases in net revenues.

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

Net revenues by product categories for the second quarter and the first six months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
New Products	$133.8	$104.1	29%	$259.9	$192.0	35%
Mainstream Products	218.5	254.0	(14%)	439.3	536.4	(18%)
Base Products	66.0	82.1	(20%)	139.5	165.8	(16%)
Support Products	26.6	27.0	(2%)	52.1	54.3	(4%)
Total Net Revenues	$444.9	$467.2	(5%)	$890.8	$948.5	(6%)

New Products continue to lead our revenue growth. The increases in net revenues from New Products in the second quarter and the first six months of fiscal 2008 were a result of continued strong market acceptance of these products, primarily manufactured on 90-nanometer (nm) and 65-nm process technologies. We expect that sales of New Products will continue to increase over time as more customers’ programs go into volume production with our 65-nm and 90-nm products.

Net revenues from Mainstream Products declined in the second quarter and the first six months of fiscal 2008 from the comparable prior year periods primarily because of a drop in sales from some of our older products manufactured on 180-nm, 150-nm and 130-nm process technologies, which is typical for these products at this time of their product lifecycle. The decreases in net revenues for this product category resulted from both a decline in units sold as well as in average selling prices.

Net revenues from Base Products declined in the second quarter and the first six months of fiscal 2008 from the comparable prior year periods as it is common for Base Product revenues to decrease as products within this category mature and approach end of life.

Net revenues from Support Products decreased in the second quarter and the first six months of fiscal 2008 from the comparable prior year periods due primarily to a decline in sales from our serial PROM products.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,	% Change	Sept. 29,	Sept. 30,	% Change
(% of total net revenues)	2007	2006	in Dollars	2007	2006	in Dollars
Communications	45%	45%	(6%)	45%	47%	(11%)
Industrial and Other	30	29	0%	31	27	6%
Consumer and Automotive	17	16	1%	16	16	(2%)
Data Processing	8	10	(24%)	8	10	(23%)
Total Net Revenues	100%	100%	(5%)	100%	100%	(6%)

Net revenues from Communications, our largest end market, decreased in the second quarter of fiscal 2008 compared with the comparable prior year period due to weak sales from wireless communications applications. Net revenues from Communications decreased in the first six months of fiscal 2008 compared with the comparable prior year period due to broad-based weakness in sales from both wired and wireless communications applications.

Net revenues from the Industrial and Other end market were flat in the second quarter of fiscal 2008 compared with the comparable prior year period as strength in test and measurement applications was offset by weak sales from industrial, scientific, medical and defense applications. Net revenues from the Industrial and Other end market increased in the first six months of fiscal 2008 from the comparable prior year period primarily due to strong sales in defense applications in the first quarter of fiscal 2008.

Net revenues from the Consumer and Automotive end market increased in the second quarter of fiscal 2008 compared with the comparable prior year period primarily due to strength in audio, video and broadcast as well as automotive applications. Net revenues from the Consumer and Automotive end market declined in the first six months of fiscal 2008 from the comparable prior year period as strong sales from automotive applications were offset primarily by weaker sales in consumer applications.

Net revenues from the Data Processing end market declined in the second quarter and the first six months of fiscal 2008 compared with the comparable prior year periods. The decline was driven primarily by a decrease in sales from storage applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$170.3	$187.8	(9%)	$344.5	$378.1	(9%)
Asia Pacific	133.0	117.0	14%	261.7	240.7	9%
Europe	95.8	105.7	(9%)	193.8	219.4	(12%)
Japan	45.8	56.7	(19%)	90.8	110.3	(18%)
Total Net Revenues	$444.9	$467.2	(5%)	$890.8	$948.5	(6%)

Net revenues decreased in the second quarter and the first six months of fiscal 2008 in all geographies compared with the comparable prior year periods with the exception of Asia Pacific.

During the second quarter and the first six months of fiscal 2008, net revenues in North America decreased from the comparable prior year periods mainly due to decreased sales from the Communications and Data Processing end markets.

During the second quarter and the first six months of fiscal 2008, net revenues in Asia Pacific increased from the comparable prior year periods due to increased sales to China as well as continued outsourcing of manufacturing operations to the Asia Pacific region by some of our larger OEM customers. The revenue growth in Asia Pacific was broad-based across most end markets.

The decreases in net revenues in Europe during the second quarter and the first six months of fiscal 2008 compared with the comparable prior year periods were primarily driven by lower sales from wireless communications applications.

The decreases in net revenues in Japan during the second quarter and the first six months of fiscal 2008 compared with the comparable prior year periods were a result of broad-based weakness across several end markets including Communications, Consumer and Automotive, and Industrial and Other.

Gross Margin

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Gross margin	$274.8	$286.6	(4%)	$552.2	$575.9	(4%)
Percentage of net revenues	61.8%	61.3%		62.0%	60.7%

The increase in the gross margin percentage in the second quarter and the first six months of fiscal 2008 from the comparable prior year periods was due to several factors. Favorable yields and lower wafer pricing from products manufactured using 90-nm and 65-nm technology resulted in lower unit product costs. Additionally, our expense for excess and obsolete inventory in the second quarter and the first six months of fiscal 2008 was down significantly from the comparable prior year periods. These were two primary factors that contributed to the improved gross margins particularly for New Products.

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

Research and Development

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Research and development	$88.3	$96.0	(8%)	$176.2	$193.5	(9%)
Percentage of net revenues	20%	21%		20%	20%

R&D spending decreased $7.7 million during the second quarter of fiscal 2008 and $17.3 million during the first six months of fiscal 2008 compared to the same periods last year. The most significant decrease was due to lower stock-based compensation expense. These decreases were also due to a combination of lower discretionary spending and reduced product tapeout expense.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores, digital signal processing (DSP), embedded processing and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$90.2	$95.5	(6%)	$180.4	$189.9	(5%)
Percentage of net revenues	20%	20%		20%	20%

SG&A expenses decreased $5.3 million during the second quarter of fiscal 2008 and $9.5 million during the first six months of fiscal 2008 compared to the same periods last year. The most significant decrease was due to lower stock-based compensation expense. These decreases were also attributable to lower commissions due to decreased net revenues and reduced discretionary expenses. The reductions in discretionary spending included consulting, travel and marketing expense.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Amortization	$1.9	$2.0	(7%)	$3.8	$4.1	(7%)

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased slightly for the second quarter and the first six months of fiscal 2008 from the same periods last year, due to the complete amortization of certain intangible assets in fiscal 2007. We expect amortization of acquisition-related intangibles to be approximately $6.8 million for fiscal 2008 compared with $8.0 million for fiscal 2007.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Stock-based compensation included in:
Cost of revenues	$1.7	$2.4	(31%)	$3.8	$6.0	(37%)
Research and development	7.3	9.8	(26%)	14.6	22.2	(34%)
Selling, general and administrative	6.8	9.7	(29%)	13.9	20.5	(32%)
Stock-based compensation related to prior years	—	—	—	—	2.2	—
	$15.8	$21.9	(28%)	$32.3	$50.9	(37%)

Total stock-based compensation expense during the second quarter and the first six months of fiscal 2008 was $15.8 million and $32.3 million, respectively. The decreases in stock-based compensation expense for the second quarter and the first six months of fiscal 2008 were due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to a methodology change from accelerated to straight-line amortization in the second quarter of fiscal 2007. Total stock-based compensation expense during the second quarter of fiscal 2007 related to the adoption of SFAS 123(R) was $21.9 million. Total stock-based compensation expense during the first six months of fiscal 2007 related to the adoption of SFAS 123(R) was $48.7 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

In June 2006, stockholder derivative complaints were filed against the Company concerning the Company’s historical option-granting practices and the SEC initiated an informal inquiry on the matter. An investigation of the Company’s historical stock option-granting practices was conducted by outside counsel and no evidence of fraud, management misconduct or manipulation in the timing or exercise price of stock option grants was found. The investigation determined that in nearly all cases, stock options were issued as of pre-set dates; however, there were some minor differences between the recorded grant dates and measurement dates for certain grants made between 1997 and 2006. As a result, a $2.2 million charge was taken to the Company’s earnings for the first quarter of fiscal 2007. Subsequently the SEC informal inquiry was terminated and no enforcement action was recommended and the stockholder derivative complaints were dismissed.

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

Interest and Other, Net

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Interest and other, net	$19.5	$26.1	(25)%	$33.0	$41.0	(19)%
Percentage of net revenues	4%	6%		4%	4%

The decreases in interest and other, net for the second quarter and the first six months of fiscal 2008 over the prior year’s comparable periods were due to the interest expense ($8.0 million and $16.0 million, respectively) related to the convertible debentures issued in the fourth quarter of fiscal 2007. This interest expense was partially offset by an increase in interest income for the second quarter and the first six months of fiscal 2008 due to higher yields resulting from an increase in interest rates and a larger investment portfolio. Interest and other, net in the second quarter and the first six months of fiscal 2007 also included a gain of approximately $6.0 million from the sale of a portion of the Company’s UMC investment which was partially offset by portfolio capital losses.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	Sept. 29,	Sept. 30,		Sept. 29,	Sept. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Provision for income taxes	$24.2	$26.2	(8)%	$50.9	$51.2	(1)%
Percentage of net revenues	5%	6%		6%	5%
Effective tax rate	21%	22%		23%	23%

Our effective tax rate decreased one percentage point in the second quarter and was unchanged in the first six months of fiscal 2008 as compared to the prior year periods. The net decrease in the second quarter of fiscal 2008 was primarily due to a decrease in the net charge to income tax expense for items unique to the period.

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

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities and in UMC stock are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at September 29, 2007 and March 31, 2007 totaled $1.91 billion and $1.81 billion, respectively. As of September 29, 2007, we had cash, cash equivalents and short-term investments of $1.22 billion and working capital of $1.48 billion. As of March 31, 2007, cash, cash equivalents and short-term investments were $1.14 billion and working capital was $1.40 billion.

Operating Activities - During the first six months of fiscal 2008, our operations generated net positive cash flow of $271.4 million, which was relatively flat compared with the $272.8 million generated during the first six months of fiscal 2007. The positive cash flow from operations generated during the first six months of fiscal 2008 was primarily from net income as adjusted for noncash related items, decreases in inventories and deferred income taxes and an increase in deferred income on shipments to distributors. These items were partially offset by an increase in accounts receivable and a decrease in income taxes payable. Our inventory levels were $45.6 million lower at September 29, 2007 compared to March 31, 2007. Combined inventory days at Xilinx and distribution decreased to 93 days at September 29, 2007 from 120 days at March 31, 2007, which was due to improved forecasting accuracy, fewer inventory mix issues and lower inventory in the distributor channel. Accounts receivable increased by $54.3 million from the levels at March 31, 2007, due to the timing of payments from customers, credit issuance and the timing of shipments during the second quarter of fiscal 2008. Days sales outstanding increased to 48 days at September 29, 2007 from 37 days at March 31, 2007.

For the first six months of fiscal 2007, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items and decreases in prepaid expenses and other current assets and an increase in income taxes payable. These items were partially offset by a decrease in deferred income on shipments to distributors.

Investing Activities - Net cash used in investing activities of $396.4 million during the first six months of fiscal 2008 included net purchases of available-for-sale securities of $365.1 million, $28.6 million for purchases of property, plant and equipment and $2.7 million for other investing activities. Net cash provided by investing activities of $89.9 million during the first six months of fiscal 2007 included net proceeds from the sale and maturity of available-for-sale securities of $117.9 million, including $171.5 million of net proceeds from the sale of a portion of the UMC investment in the second quarter of fiscal 2007. These items were partially offset by $27.0 million for purchases of property, plant and equipment and $1.0 million for other investing activities.

Financing Activities - Net cash used in financing activities was $142.6 million in the first six months of fiscal 2008 and consisted of $150.0 million for the repurchase of common stock and $71.4 million for dividend payments to stockholders. These items were partially offset by $68.6 million of proceeds from the issuance of common stock under employee stock plans and $10.2 million for excess tax benefits from stock-based compensation. For the comparable fiscal 2007 period, net cash used in financing activities was $242.5 million and consisted of $250.0 million for the repurchase of common stock and $61.2 million for dividend payments to stockholders. These items were partially offset by $55.6 million of proceeds from the issuance of common stock under employee stock plans and $13.1 million for excess tax benefits from stock-based compensation.

Stockholders’ equity increased $69.3 million during the first six months of fiscal 2008. The increase was attributable to the $174.0 million in net income for the first six months of fiscal 2008, the issuance of common stock under employee stock plans of $67.3 million, stock-based compensation related amounts totaling $32.0 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $10.5 million, the effect of the adoption of FIN 48 totaling $6.5 million, and the combination of unrealized losses on available-for-sale securities, net of deferred tax benefits, hedging transaction gain and cumulative translation adjustment totaling $400 thousand. The increases were partially offset by the repurchase of common stock of $150.0 million and the payment of dividends to stockholders of $71.4 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of September 29, 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 29, 2007, we have $68.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 29, 2007, the Company also has $19.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2010.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See Note 7 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

Off-Balance-Sheet Arrangements

As of September 29, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into on April 18, 2007. There have been no borrowings to date under our existing revolving credit facility. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.

We used $150.0 million of cash to repurchase 5.9 million shares of our common stock during the first six months of fiscal 2008 compared with $250.0 million used to repurchase 10.6 million shares during the first six months of fiscal 2007. During the first six months of fiscal 2008, we paid $71.4 million in cash dividends to stockholders, representing $0.12 per common share. During the first six months of fiscal 2007, we paid $61.2 million in cash dividends to stockholders, representing $0.09 per common share. In addition, on October 17, 2007, our Board of Directors declared a cash dividend of $0.12 per common share for the third quarter of fiscal 2008. The dividend is payable on December 5, 2007 to stockholders of record on November 14, 2007. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.75 billion at September 29, 2007. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, auction rate securities and U.S. and foreign government and agency securities. Substantially all of the mortgage-backed securities in the portfolio are issued by U.S. government-sponsored enterprises and agencies. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point (one percentage point) increase or decrease in interest rates compared to rates at September 29, 2007 would have affected the fair value of our investment portfolio by less than $10.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 29, 2007, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Singapore dollar	$ 9,944
Euro	17,739
Japanese Yen	4,693
British Pound	3,620
$35,996

The net unrealized gain or loss which approximates the fair market value of the above contracts was immaterial at September 29, 2007. The contracts expire at various dates between October 2007 and February 2008.

Our investments in several wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. In addition, as our subsidiaries maintain investments denominated in other than local currencies, exchange rate fluctuations will occur. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 29, 2007 would have affected the value of our investments in foreign currency denominated subsidiaries by less than $14.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at September 29, 2007 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date. This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC which is accounted for under the provisions of SFAS 115. The market value of our investment in UMC was approximately $67.1 million at September 29, 2007 as compared to our adjusted cost basis of approximately $62.5 million. The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars. Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 30% favorable or unfavorable change in UMC’s stock price compared to the stock price at September 29, 2007 would have affected the value of our investment in UMC by less than $21.0 million. See Note 6 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our UMC investment.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

On August 21, 2007, a patent infringement lawsuit was filed by Lonestar Inventions, L.P. (Lonestar) against Xilinx in the U.S. District Court for the Eastern District of Texas, Tyler Division (Lonestar Inventions, L.P. v. Xilinx, Inc. Case No. 6:07-CV-393). The Company has not been served with the complaint. Lonestar seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

Except for the addition of a new risk factor titled “Retirement of our Chief Executive Officer” and the inclusion of additional information related to the risk factor titled “Potential Effect of New Accounting Pronouncements,” there have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Our results of operations are impacted by global economic and political conditions, dependence on new products, dependence on independent manufacturers and subcontractors, competition, intellectual property, considerable number of common shares subject to future issuance, potential effect of new accounting pronouncements, retirement of our Chief Executive Officer, financial reporting and internal controls environment and litigation, each of which is discussed in greater detail below.

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

Dependence on Independent Manufacturers and Subcontractors

During the first six months of fiscal 2008, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields, and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries, without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases and wafer shortages.

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

Several companies have introduced products that compete with ours or have announced their intention to enter the PLD market segment. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

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

Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against us or our indemnitees in the future; assertions by third parties may result in costly litigation or indemnity claims and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim, indemnification claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Considerable Number of Common Shares Subject to Future Issuance

As of September 29, 2007, we had 2.00 billion authorized common shares, of which 293.8 million shares were outstanding. In addition, 75.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Stock Purchase Plan, and 32.1 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, on August 31, 2007, the FASB issued proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Our 3.125% convertible debentures due March 15, 2037 would be affected by this proposed FSP. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. The proposed FSP is expected to make any final guidance effective for fiscal years beginning after December 15, 2007 and would be applied retrospectively to all periods presented. The Company would be required to implement the proposed standard during the first quarter of fiscal 2009 which begins on March 30, 2008. We are currently evaluating the effect that the adoption of this FSP would have on our consolidated results of operations and financial condition. We cannot predict the outcome of this process or any other changes in GAAP that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about the debentures. Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

Retirement of our Chief Executive Officer

On August 7, 2007, we announced that our Chief Executive Officer and Chairman of the Board, Willem P. Roelandts, intends to retire from the positions of President and Chief Executive Officer. Our Board of Directors is actively searching for a successor to Mr. Roelandts, and Mr. Roelandts will continue to serve as our Chief Executive Officer until a successor is hired. While we do not believe that our business has been adversely affected by the announcement of Mr. Roelandts’ retirement, it is important to our success that we identify a successor to Mr. Roelandts. Our failure to attract and retain an experienced Chief Executive Officer and to successfully manage this transition could adversely affect our ability to compete effectively.

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

Litigation

See Part II, Item 1. “Legal Proceedings.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the second fiscal quarter of 2008. See Note 8 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 1 to August 4, 2007	—	$—	—	$743,888

August 5 to September 1, 2007	2,416	$25.24	2,416	$682,902

September 2 to September 29, 2007	3,527	$25.24	3,527	$593,888

Total for the Quarter	5,943	$25.24	5,943

During the second quarter of fiscal 2008, the Company repurchased a total of 5.9 million shares of its common stock for $150.0 million. On February 26, 2007, we announced a repurchase program of up to an additional $1.50 billion of common stock. Through September 29, 2007, the Company had repurchased $906.1 million of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. This share repurchase program has no stated expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Xilinx, Inc.’s Annual Meeting of Stockholders held on August 9, 2007, stockholders elected each of the director nominees, approved amendments to our 1990 Employee Qualified Stock Purchase Plan and the 2007 Equity Incentive Plan, and ratified the appointment of our external auditors.

(1)	To elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Willem P. Roelandts	260,444,121	4,185,736
John L. Doyle	260,459,176	4,170,681
Jerald G. Fishman	260,331,456	4,298,401
Philip T. Gianos	260,051,436	4,578,421
William G. Howard, Jr.	260,716,719	3,913,138
J. Michael Patterson	260,937,956	3,691,901
Marshall C. Turner	261,571,194	3,058,663
Elizabeth W. Vanderslice	260,937,446	3,692,411

(2)	To approve an amendment to our 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares.

			Broker Non-
For	Against	Abstain	Votes
220,858,431	10,086,879	1,655,306	32,029,241

(3)	To approve an amendment to our 2007 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 5,000,000 shares.

			Broker Non-
For	Against	Abstain	Votes
138,969,766	91,955,794	1,675,056	32,029,241

(4)	To ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as external auditors of Xilinx for the fiscal year ending March 29, 2008.

			Broker Non-
For	Against	Abstain	Votes
260,406,919	2,310,220	1,912,718	0

ITEM 6. EXHIBITS

10.26 Form of Performance-Based Restricted Stock Unit Issuance Agreement under 2007 Equity Incentive Plan (filed as exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 2, 2007 and incorporated by reference herein)
10.27 Amended and Restated Executive Succession Agreement dated November 7, 2007 between the Company and Willem P. Roelandts
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	November 8, 2007	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)