Form 10-Q
period 2007-12-29
XILINX INC
filed 2008-02-05
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 29, 2007 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number 0-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at January 22, 2008

Common Stock, $.01 par value	286,317,380

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net revenues	$474,806	$450,725	$1,365,612	$1,399,267
Cost of revenues	174,414	177,963	513,014	550,602
Gross margin	300,392	272,762	852,598	848,665

Operating expenses:
Research and development	91,011	96,092	267,175	289,625
Selling, general and administrative	92,453	89,973	272,856	279,853
Amortization of acquisition-related intangibles	1,582	2,007	5,376	6,069
Litigation settlements and contingencies	—	2,500	—	2,500
Stock-based compensation related to prior years	—	—	—	2,209
Total operating expenses	185,046	190,572	545,407	580,256

Operating income	115,346	82,190	307,191	268,409
Impairment loss on investments	—	(1,513)	—	(1,950)
Interest and other, net	14,385	22,440	47,422	63,413

Income before income taxes	129,731	103,117	354,613	329,872

Provision for income taxes	26,139	15,608	77,045	66,826

Net income	$103,592	$87,509	$277,568	$263,046

Net income per common share:
Basic	$0.36	$0.26	$0.94	$0.77
Diluted	$0.35	$0.26	$0.92	$0.76

Cash dividends declared per common share	$0.12	$0.09	$0.36	$0.27

Shares used in per share calculations:
Basic	289,703	334,062	296,714	339,571
Diluted	293,036	339,669	301,030	345,347

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 29,	March 31,
(In thousands, except par value amounts)	2007	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$400,398	$635,879
Short-term investments	915,549	502,036
Investment in United Microelectronics Corporation, current portion	50,167	—
Accounts receivable, net	229,293	182,295
Inventories	132,054	174,572
Deferred tax assets	84,088	100,344
Prepaid expenses and other current assets	81,587	104,976
Total current assets	1,893,136	1,700,102

Property, plant and equipment, at cost	790,638	760,197
Accumulated depreciation and amortization	(378,570)	(347,161)
Net property, plant and equipment	412,068	413,036
Long-term investments	574,386	675,713
Investment in United Microelectronics Corporation, net of current portion	—	67,050
Goodwill	117,955	117,955
Acquisition-related intangibles, net	9,250	14,626
Other assets	205,959	190,873
Total Assets	$3,212,754	$3,179,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,734	$78,912
Accrued payroll and related liabilities	111,249	83,949
Income taxes payable	14,044	24,210
Deferred income on shipments to distributors	105,645	89,052
Other accrued liabilities	29,401	27,246
Total current liabilities	338,073	303,369

Convertible debentures	999,810	999,597

Deferred tax liabilities	107,428	102,329

Long-term income taxes payable	31,538	—

Other long-term liabilities	1,179	1,320

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,862	2,959
Additional paid-in capital	861,396	849,888
Retained earnings	870,283	916,292
Accumulated other comprehensive income	185	3,601
Total stockholders’ equity	1,734,726	1,772,740
Total Liabilities and Stockholders’ Equity	$3,212,754	$3,179,355

(1)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	Dec. 29,	Dec. 30,
	2007	2006
Cash flows from operating activities:
Net income	$277,568	$263,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,323	38,103
Amortization	13,537	13,390
Stock-based compensation	48,730	70,157
Stock-based compensation related to prior years	—	2,209
Net (gain) loss on sale of available-for-sale securities	1,197	(1,302)
Convertible debt derivatives – revaluation and amortization	213	—
Litigation settlements and contingencies	—	2,500
Impairment loss on investments	—	1,950
Tax benefit from exercise of stock options	14,102	19,973
Excess tax benefit from stock-based compensation	(12,056)	(19,056)
Changes in assets and liabilities:
Accounts receivable, net	(46,998)	46,494
Inventories	42,075	18,204
Deferred income taxes	49,481	(19,889)
Prepaid expenses and other current assets	21,618	22,104
Other assets	(10,035)	(17,759)
Accounts payable	(1,178)	(10,933)
Accrued liabilities	29,716	(6,662)
Income taxes payable	(5,752)	53,820
Deferred income on shipments to distributors	16,593	(30,414)
Net cash provided by operating activities	479,134	445,935

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,883,990)	(1,295,107)
Proceeds from sale and maturity of available-for-sale securities	1,568,082	1,042,059
Distribution from United Microelectronics Corporation	10,693	—
Purchases of property, plant and equipment	(39,355)	(47,594)
Other investing activities	(4,558)	(1,564)
Net cash used in investing activities	(349,128)	(302,206)

Cash flows from financing activities:
Repurchases of common stock	(350,000)	(400,000)
Proceeds from issuance of common stock through various stock plans	78,338	85,117
Payment of dividends to stockholders	(105,881)	(91,220)
Excess tax benefit from stock-based compensation	12,056	19,056
Net cash used in financing activities	(365,487)	(387,047)

Net decrease in cash and cash equivalents	(235,481)	(243,318)

Cash and cash equivalents at beginning of period	635,879	783,366

Cash and cash equivalents at end of period	$400,398	$540,048

Supplemental disclosure of cash flow information:
Interest paid	$16,493	$—
Income taxes paid, net of refunds	$31,550	$20,211

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 is a 52-week year ending on March 29, 2008. Fiscal 2007, which ended on March 31, 2007, was a 52-week fiscal year. The first, second and third quarters of fiscal 2008 and 2007 were all 13-week quarters.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by Xilinx in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by Xilinx in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial condition and results of operations.

3.	Stock-Based Compensation Plans

The Company’s equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees as well as align stockholder and employee interests.

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Plan by 5.0 million shares. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. The Company plans to issue primarily a mix of non-qualified stock options and RSUs under the 2007 Plan. The 2007 Plan replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of December 29, 2007, 11.3 million shares remained available for grant under the 2007 Plan.

Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Stock Purchase Plan):

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation included in:
Cost of revenues	$1,937	$2,292	$5,785	$8,360
Research and development	7,977	10,029	22,526	32,203
Selling, general and administrative	6,542	9,123	20,419	29,595
Stock-based compensation related to prior years	—	—	—	2,209
	$16,456	$21,444	$48,730	$72,367

The tax benefit realized from option exercises and other awards during the first nine months of fiscal 2008 and 2007 was $14.1 million and $20.0 million, respectively.

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

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. Calculated under SFAS 123(R), the per-share weighted-average fair values of stock options granted during the third quarter of fiscal 2008 was $7.30 ($9.19 for the third quarter of fiscal 2007) and for the first nine months of fiscal 2008 was $8.10 ($9.03 for the first nine months of fiscal 2007). The fair value of stock options granted in fiscal 2008 and 2007 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Expected life of options (years)	5.4	6.4	5.4	6.3 to 6.4
Expected stock price volatility	0.33 to 0.36	0.33 to 0.35	0.30 to 0.36	0.33 to 0.39
Risk-free interest rate	3.5% to 4.4%	4.4% to 4.7%	3.5% to 5.1%	4.4% to 5.2%
Dividend yield	1.9% to 2.1%	1.5%	1.6% to 2.1%	1.5% to 1.6%

Under the Company’s Stock Purchase Plan, shares are only issued during the second and fourth quarters of each year. The per-share weighted-average fair values of stock purchase rights granted under the Stock Purchase Plan during the first nine months of fiscal 2008 and 2007 were $7.28 and $5.95, respectively.

The Company began granting RSUs in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. Calculated under SFAS 123(R), the per share weighted-average fair values of RSUs granted during the third quarter and the first nine months of fiscal 2008 were $22.60 and $25.70, respectively. The weighted-average fair values of RSUs granted in fiscal 2008 were calculated based on estimates at the date of grant as follows:

	Three Months	Nine Months
	Ended	Ended
	Dec. 29, 2007	Dec. 29, 2007
Risk-free interest rate	3.2% to 4.2%	3.2% to 5.0%
Dividend yield	1.9% to 2.1%	1.6 % to 2.1%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
April 1, 2006	59,830	$30.99
Granted	8,751	$23.50
Exercised	(6,598)	$13.88
Forfeited/cancelled/expired	(6,041)	$37.51
March 31, 2007	55,942	$31.13
Granted	2,139	$26.62
Exercised	(3,560)	$17.14
Forfeited/cancelled/expired	(2,823)	$35.02
December 29, 2007	51,698	$31.70

Options exercisable at:
March 31, 2007	41,803	$32.68
December 29, 2007	41,155	$33.25

The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 29, 2007 was $4.8 million and $36.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$—
Granted	1,802	$25.70
Vested	—	$—
Forfeited	(95)	$25.84
December 29, 2007	1,707	$25.69

Employee Qualified Stock Purchase Plan

Under the Stock Purchase Plan, employees purchased 944 thousand shares for $16.2 million in the second quarter of fiscal 2008 and 885 thousand shares for $15.3 million in the second quarter of fiscal 2007. No shares were issued during the first or third quarters of fiscal 2008 or 2007. The next scheduled purchase under the Stock Purchase Plan is in the fourth quarter of fiscal 2008. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Stock Purchase Plan by 2.0 million shares. As of December 29, 2007, 9.0 million shares were available for future issuance out of 38.5 million shares authorized.

4.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 3.3 million and 4.3 million common equivalent shares attributable to outstanding stock awards for the third quarter and the first nine months of fiscal 2008, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2007, the total shares used in the denominator of the diluted net income per common share calculation includes 5.6 million and 5.8 million common equivalent shares attributable to outstanding stock awards, respectively.

Outstanding out-of-the-money stock options to purchase approximately 40.2 million and 35.3 million shares, for the third quarter and the first nine months of fiscal 2008, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options. For the third quarter and the first nine months of fiscal 2007, respectively, 41.0 million and 40.8 million of the Company’s stock options outstanding were excluded from the calculation.

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

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Dec. 29,	March 31,
(In thousands)	2007	2007
Raw materials	$13,958	$28,138
Work-in-process	81,125	109,653
Finished goods	36,971	36,781
	$132,054	$174,572

6.	Investment in United Microelectronics Corporation

At December 29, 2007, the fair value of the Company’s equity investment in United Microelectronics Corporation (UMC) stock totaled $50.2 million on the Company’s condensed consolidated balance sheet. The Company accounts for its investment in UMC as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities” (SFAS 115).

The following table summarizes the cost basis and fair values of the investment in UMC:

(In thousands)	Dec. 29, 2007		March 31, 2007
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Current portion	$51,844	$50,167	$—	$—
Long-term portion	—	—	62,537	67,050
Total investment	$51,844	$50,167	$62,537	$67,050

In August 2007, UMC announced a capital reduction program to reduce its outstanding shares of 18.95 billion by 5.74 billion shares or 30.3%, down to 13.21 billion shares. As part of the capital reduction program, the UMC stockholders would receive a cash distribution of NT$3.03 per share for each share of the UMC stock cancelled. In October 2007, the Company received a cash distribution of $10.7 million from UMC in connection with this capital reduction program. For accounting purposes, the cash distribution of $10.7 million was treated as a reduction of the adjusted cost in UMC investment. After the capital reduction, the number of UMC shares held by the Company was reduced from 115.5 million shares to 80.5 million shares, as of December 29, 2007.

During both the three months and the nine months ended December 29, 2007, the fair value of the Company’s total UMC investment decreased by $6.2 million. At December 29, 2007, the Company recorded a total of $644 thousand of deferred tax benefits and a $1.0 million unrealized loss (net of tax) in accumulated other comprehensive income associated with the UMC investment. As of December 29, 2007, the Company classified the UMC investment as short-term because the Company intends to sell the entire investment within the next 12 months.

As of December 29, 2007, the Company recorded a gross unrealized loss of $1.7 million from its investment in UMC, representing a 3% decline in value. This unrealized loss was incurred during the three months ended December 29, 2007. Prior to this quarter, the UMC investment was in an unrealized gain position. Accordingly, the Company did not consider this decline other than temporary as of December 29, 2007, due to its immateriality and duration. As of January 30, 2008, the value of the UMC investment declined further. This additional decline during the month of January 2008 was a reflection of the cyclicality and volatility of the current stock markets and market reactions to UMC’s negative fourth quarter results. The Company believes that the conditions contributing to this decline were unknown as of December 29, 2007. Accordingly, the Company’s conclusion with respect to the immateriality and temporary nature of the unrealized loss as of December 29, 2007, remains unchanged. However, based on these subsequent trends, the Company will reassess its position at the quarter ending March 29, 2008.

7.	Convertible Debentures and Revolving Credit Facility

3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the third quarter and the first nine months of fiscal 2008 totaled $7.8 million and $23.4 million, respectively, and was included in interest and other, net on the condensed consolidated statements of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of December 29, 2007, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statement of income. The fair value of the derivative as of December 29, 2007 was $2.3 million. The balance of the debentures on the Company’s condensed consolidated balance sheet at December 29, 2007 was $999.8 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

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

Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of December 29, 2007, the Company has made no borrowings under this credit facility.

8.	Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 26, 2007, the Board authorized the repurchase of up to an additional $1.50 billion of common stock. This share repurchase program has no stated expiration date. Through December 29, 2007, the Company had repurchased $1.11 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held at December 29, 2007 or March 31, 2007.

During the second and third quarters of fiscal 2008 and the first nine months of fiscal 2007, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $200.0 million for the third quarter of fiscal 2008 ($350.0 million for the second and third quarters of fiscal 2008) and $150.0 million for the third quarter of fiscal 2007 ($350.0 million for the first nine months of fiscal 2007). These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. In addition, under the guidelines of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), Xilinx entered into other agreements with the same independent financial institutions within the first and second quarters of fiscal 2007 to repurchase additional shares on its behalf after the conclusion of the purchase period of the aforementioned agreement. As of December 29, 2007 and December 30 2006, no amounts remained outstanding under any stock repurchase agreements.

During the third quarter and the first nine months of fiscal 2008, the Company repurchased a total of 8.2 million and 14.2 million shares of common stock for $200.0 million and $350.0 million, respectively. During the third quarter and the first nine months of fiscal 2007, the Company repurchased a total of 5.9 million and 16.5 million shares of common stock for $150.0 million and $400.0 million, respectively.

9.	Impairment Loss

The Company recognized impairment losses on investments of $1.5 million and $2.0 million during the third quarter and the first nine months of fiscal 2007, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower valuation.

10.	Interest and Other, Net

The components of interest and other, net are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
(In thousands)	2007	2006	2007	2006
Interest income	$24,293	$21,316	$74,716	$57,235
Interest expense	(8,000)	—	(24,000)	—
Gain on sale of a portion of the UMC investment	—	1,023	—	7,016
Other, net	(1,908)	101	(3,294)	(838)
	$14,385	$22,440	$47,422	$63,413

11.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
(In thousands)	2007	2006	2007	2006
Net income	$103,592	$87,509	$277,568	$263,046
Net change in unrealized gain (loss) on available-
for-sale securities, net of tax	(4,559)	3,872	(5,999)	(13,952)
Reclassification adjustment for losses on
available-for-sale securities, net of tax,
included in net income	127	598	633	3,053
Net change in unrealized gain (loss) on hedging
transactions, net of tax	(510)	63	(261)	(113)
Net change in cumulative translation adjustment	1,170	636	2,211	1,885
Comprehensive income	$99,820	$92,678	$274,152	$253,919

The components of accumulated other comprehensive income at December 29, 2007 and March 31, 2007 are as follows:

	Dec. 29,	March 31,
(In thousands)	2007	2007
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(4,089)	$1,277
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(248)	13
Accumulated cumulative translation adjustment	4,522	2,311
Accumulated other comprehensive income	$185	$3,601

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at December 29, 2007, primarily reflects the decrease in value of the UMC investment since March 31, 2007 (see Note 6). In addition, the unrealized loss on the Company’s short-term and long-term investments increased by $2.5 million during the nine months ended December 29, 2007.

12.	Significant Customers and Concentrations of Credit Risk

As of December 29, 2007, Avnet, Inc. (Avnet), one of the Company’s distributors, accounted for 72% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 61% and 62% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2008, respectively. For the third quarter and the first nine months of fiscal 2007, resale of product through Avnet accounted for 64% and 67% of the Company’s worldwide net revenues, respectively.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s. The Company’s methods to arrive at investment decisions are not solely based on the rating agency’s credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of December 29, 2007, approximately 10% of the portfolio consisted of AAA rated student loan auction rate securities. All other asset-backed securities comprised less than 5% of the portfolio and were all AAA rated. Substantially all of the mortgage-backed securities in the portfolio were issued by U.S. government-sponsored enterprises and agencies and represented less than 8% of the portfolio.

13.	Income Taxes

The Company recorded tax provisions of $26.1 million and $77.0 million for the third quarter and the first nine months of fiscal 2008, respectively, representing effective tax rates of 20% and 22%, respectively. The Company recorded tax provisions of $15.6 million and $66.8 million for the third quarter and the first nine months of fiscal 2007, respectively, representing effective tax rates of 15% and 20%, respectively.

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

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and an increase of $5.5 million to the April 1, 2007 retained earnings balance. The Company’s total gross unrecognized tax benefits upon adoption were $103.1 million, of which $48.9 million, if recognized, would affect the effective tax rate. In addition, consistent with the provisions of FIN 48, the Company reclassified $30.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in long-term income taxes payable in the condensed consolidated balance sheet. During the nine months ended December 29, 2007, the Company had gross increases of $11.1 million to its current year unrecognized tax benefits. During the quarter ended December 29, 2007, the Company reduced the amount of unrecognized tax benefits for positions taken in prior years by $9.5 million primarily as a result of a lapse of the applicable statute of limitations.

The Company’s policy to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income did not change as a result of implementing the provisions of FIN 48. The balance of accrued interest and penalties recorded in the consolidated balance sheet at April 1, 2007 was $1.5 million. This amount was also reclassified from current to non-current liabilities upon adoption of FIN 48. Interest and penalties included in the Company’s provision for income taxes totaled $1.1 million for the nine months ended December 29, 2007.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2002. The Company is currently under examination by the Internal Revenue Service (IRS) and California Franchise Tax Board for fiscal 2005. The Company believes that due to various factors, including the current development of ongoing audits, it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. The U.S. Court of Appeal for the Ninth Circuit has calendared March 2008 for oral arguments. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $7.2 million of interest income accrued to date on prepayments to the IRS.

14.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through June 2017. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms.

Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2008 (remaining three months)	$2,500
2009	9,336
2010	7,494
2011	5,517
2012	1,451
Thereafter	4,468
$30,766

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $7.9 million at December 29, 2007.

Rent expense, net of rental income, under all operating leases was $1.9 million and $6.6 million for the third quarter and the first nine months of fiscal 2008, respectively. Rent expense, net of rental income, under all operating leases was $2.0 million and $5.9 million for the third quarter and the first nine months of fiscal 2007, respectively. Rental income, which includes rents received from both owned and leased property, was not material for the third quarter and the first nine months of fiscal 2008 or 2007.

Other commitments at December 29, 2007 totaled $70.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 29, 2007, the Company also had $26.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

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

The Company generally sells products with a limited warranty for product quality. The Company provides for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Nine Months Ended
	Dec. 29,	Dec. 30,
(In thousands)	2007	2006
Balance at beginning of period	$2,500	$893
Provision	1,413	2,614
Utilized	(3,913)	(3,041)
Balance at end of period	$—	$466

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

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

On November 27, 2006, the Company settled a patent infringement lawsuit under which the Company agreed to pay $6.5 million. The plaintiff agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by the plaintiff for ten years. As a result of the settlement agreement, the Company recorded a current period charge of $2.5 million during the third quarter of fiscal 2007. The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement. This balance is being amortized over the patent’s remaining useful life.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

17.	Goodwill and Acquisition-Related Intangibles

As of December 29, 2007 and March 31, 2007, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	Dec. 29,	March 31,
(In thousands)	2007	2007	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	20,955	18,714
Patents-net	1,797	4,038

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	51,505	48,370
Miscellaneous intangibles-net	7,453	10,588

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	72,460	67,084
Total acquisition-related intangibles-net	$9,250	$14,626

Amortization expense for all intangible assets for the third quarter and the first nine months of fiscal 2008 was $1.6 million and $5.4 million, respectively. For the third quarter and the first nine months of fiscal 2007, amortization expense for all intangible assets was $2.0 million and $6.1 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at December 29, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2008 (remaining three months) - $1.5 million; 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

18.	Subsequent Events

On January 7, 2008, the Company announced the appointment of Moshe N. Gavrielov as its new President and Chief Executive Officer (CEO) concurrent with the retirement of Willem P. Roelandts from these positions. Mr. Roelandts shall continue to serve as its Chairman of the Board and will assist in transitioning his CEO-level responsibilities to Mr. Gavrielov. Please also see the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008 for additional information.

On January 16, 2008, the Company’s Board of Directors declared a cash dividend of $0.12 per common share for the fourth quarter of fiscal 2008. The dividend is payable on February 27, 2008 to stockholders of record on February 6, 2008.

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

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At December 29, 2007, the Company had debt securities with a fair value of $1.68 billion, an equity investment in UMC, a publicly-held Taiwanese semiconductor wafer manufacturing company, of $50.2 million, and strategic investments in non-marketable equity securities of $23.9 million (adjusted cost).

The fair values for marketable debt and equity securities are determined by independent pricing sources that value the securities based on quoted market prices and pricing models. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2008 or 2007.

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

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. For the first nine months of fiscal 2008, approximately 84% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

In June 2006, the FASB issued FIN 48. The provisions were effective for the Company beginning in the first quarter of fiscal 2008. See Note 13 to our condensed consolidated financial statements included in Part I. “Financial Information.”

     Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s Stock Purchase Plan, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and which was extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first nine months of fiscal 2008 and 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2007	2006	2007	2006
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.7	39.5	37.6	39.3
Gross Margin	63.3	60.5	62.4	60.7

Operating Expenses:
Research and development	19.2	21.3	19.5	20.7
Selling, general and administrative	19.5	20.0	20.0	20.0
Amortization of acquisition-related intangibles	0.3	0.4	0.4	0.4
Litigation settlements and contingencies	—	0.6	—	0.2
Stock-based compensation related to prior years	—	—	—	0.2
Total operating expenses	39.0	42.3	39.9	41.5

Operating Income	24.3	18.2	22.5	19.2
Impairment loss on investments	—	(0.3)	—	(0.1)
Interest and other, net	3.0	5.0	3.5	4.5

Income Before Income Taxes	27.3	22.9	26.0	23.6

Provision for income taxes	5.5	3.5	5.7	4.8

Net Income	21.8%	19.4%	20.3%	18.8%

Net Revenues

Net revenues of $474.8 million in the third quarter of fiscal 2008 represented a 5% increase from the comparable prior year period of $450.7 million. The increase was primarily driven by strong customer demand for our New Products. Net revenues for the first nine months of fiscal 2008 were $1.37 billion, a 2% decrease from the comparable prior year period of $1.40 billion. The decrease in net revenues was primarily a result of decreased demand for our older products, particularly in the areas of communications and data processing. Increased total unit sales during the first nine months of fiscal 2008 compared to the comparable prior year period were more than offset by declines in average unit selling prices, which also contributed to the decrease in net revenues in the first nine months of fiscal 2008.

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

Net revenues by product categories for the third quarter and the first nine months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
New Products	$164.2	$116.6	41%	$424.1	$308.7	37%
Mainstream Products	212.5	235.7	(10%)	651.8	772.2	(16%)
Base Products	69.4	73.7	(6%)	208.9	239.4	(13%)
Support Products	28.7	24.7	16%	80.8	79.0	2%
Total Net Revenues	$474.8	$450.7	5%	$1,365.6	$1,399.3	(2%)

New Products continue to lead our revenue growth and now represent 35% of Xilinx total revenues. The increases in net revenues from New Products in the third quarter and the first nine months of fiscal 2008 were a result of continued strong market acceptance of our products manufactured on 90-nanometer (nm) and 65-nm process technologies. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nm and 90-nm products.

Net revenues from Mainstream Products declined in the third quarter and the first nine months of fiscal 2008 from the comparable prior year periods. The decreases were primarily due to weakness experienced from customers in the communications and data processing end markets.

Net revenues from Base Products decreased in the third quarter and the first nine months of fiscal 2008 from the comparable prior year periods. Base Product revenues typically decrease over time as products within this category mature and approach end of life.

Net revenues from Support Products increased in the third quarter and the first nine months of fiscal 2008 from the comparable prior year periods. The increases were primarily due to an increase in sales from our serial PROM and software products.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,	% Change	Dec. 29,	Dec. 30,	% Change
(% of total net revenues)	2007	2006	in Dollars	2007	2006	in Dollars
Communications	41%	44%	(1%)	43%	46%	(8%)
Industrial and Other	33	31	13%	32	28	8%
Consumer and Automotive	17	16	11%	17	16	2%
Data Processing	9	9	0%	8	10	(16%)
Total Net Revenues	100%	100%	5%	100%	100%	(2%)

Net revenues from Communications, our largest end market, decreased in the third quarter and the first nine months of fiscal 2008 compared with the comparable prior year periods. The decreases were due to broad-based weakness in sales from both wired and wireless communications applications, much of which was driven by merger consolidation.

Net revenues from the Industrial and Other end market increased in the third quarter and the first nine months of fiscal 2008 compared with the comparable prior year periods. The increases were due to strong sales in defense, industrial, scientific and medical applications. In the recent past, revenues from defense applications are typically stronger in the third fiscal quarter.

Net revenues from the Consumer and Automotive end market increased in the third quarter and the first nine months of fiscal 2008 compared with the comparable prior year periods. The increases were due to strength in audio, video and broadcast and automotive applications.

Net revenues from the Data Processing end market were flat in the third quarter of fiscal 2008 compared with the comparable prior year period as a slight rebound in storage applications was offset by a decline in computing and data processing applications. Net revenues from the Data Processing end market decreased in the first nine months of fiscal 2008 compared with the comparable prior year period. The decrease was driven primarily by decreases in sales from storage, computing and data processing applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2008 and 2007 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
North America	$193.9	$180.7	7%	$538.4	$558.8	(4%)
Asia Pacific	128.9	110.7	16%	390.6	351.4	11%
Europe	103.2	102.8	0%	297.0	322.2	(8%)
Japan	48.8	56.5	(14%)	139.6	166.9	(16%)
Total Net Revenues	$474.8	$450.7	5%	$1,365.6	$1,399.3	(2%)

During the third quarter of fiscal 2008, net revenues in North America increased from the comparable prior year period. The increase was primarily driven by strength in the Consumer and Automotive and Industrial and Other end markets. During the first nine months of fiscal 2008, net revenues in North America decreased from the comparable prior year period. The decrease was primarily due to a decline in sales from wired and wireless communications and data processing applications.

During the third quarter and the first nine months of fiscal 2008, net revenues in Asia Pacific increased from the comparable prior year periods. The increases were due to increased sales to customers in China as well as continued outsourcing of manufacturing operations by large U.S. and European-based customers to the Asia Pacific region. The revenue growth in Asia Pacific was broad-based across most end markets.

Net revenues in Europe were flat during the third quarter of fiscal 2008 compared with the comparable prior year period as strength in automotive, consumer, industrial, scientific and medical applications were offset by weakness in wireless communications applications. Net revenues in Europe decreased in the first nine months of fiscal 2008 compared with the comparable prior year period driven by lower sales from wireless communications applications.

The decrease in net revenues in Japan during the third quarter of fiscal 2008 compared with the comparable prior year period was primarily a result of weakness in the Data Processing and Consumer and Automotive end markets. The decrease in net revenues in Japan during the first nine months of fiscal 2008 compared with the comparable prior year period was a result of broad-based weakness across several end markets including Communications and Consumer and Automotive.

Gross Margin

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Gross margin	$300.4	$272.8	10%	$852.6	$848.7	0%
Percentage of net revenues	63.3%	60.5%		62.4%	60.7%

The increase in the gross margin percentage in the third quarter and the first nine months of fiscal 2008 from the comparable prior year periods was due to several factors. Favorable yields and lower wafer pricing from products manufactured using 90-nm and 65-nm technology resulted in lower unit product costs. Additionally, our expense for excess and obsolete inventory in the third quarter and the first nine months of fiscal 2008 was down significantly from the comparable prior year periods.

Gross margin may be adversely affected in the future due to mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate these risks by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

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

Research and Development

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Research and development	$91.0	$96.1	(5%)	$267.2	$289.6	(8%)
Percentage of net revenues	19%	21%		20%	21%

R&D spending decreased $5.1 million during the third quarter of fiscal 2008 and $22.4 million during the first nine months of fiscal 2008 compared to the same periods last year. These decreases were primarily due to reduced stock-based compensation expense and discretionary spending coupled with lower cost of our investment in our R&D center in India.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores, digital signal processing (DSP), embedded processing and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$92.5	$90.0	3%	$272.9	$279.9	(3%)
Percentage of net revenues	19%	20%		20%	20%

SG&A expenses increased $2.5 million during the third quarter of fiscal 2008 and decreased $7.0 million during the first nine months of fiscal 2008 compared to the same periods last year. The increase in SG&A expenses in the third quarter of fiscal 2008 was primarily due to expenses related to increased headcount, particularly in our sales and support organization. The decrease in SG&A expenses for the first nine months of fiscal 2008 compared to the same period last year was attributable to lower stock-based compensation, reduced discretionary spending and lower commissions due to decreased net revenues. The reductions in discretionary spending included consulting, travel and marketing expense.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Amortization	$1.6	$2.0	(21%)	$5.4	$6.1	(11%)

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for the third quarter and the first nine months of fiscal 2008 from the same periods last year, due to the complete amortization of certain intangible assets in fiscal 2007. We expect amortization of acquisition-related intangibles to be approximately $6.8 million for fiscal 2008 compared with $8.0 million for fiscal 2007.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Stock-based compensation included in:
Cost of revenues	$1.9	$2.3	(15%)	$5.8	$8.4	(31%)
Research and development	8.0	10.0	(20%)	22.5	32.2	(30%)
Selling, general and administrative	6.6	9.1	(28%)	20.4	29.6	(31%)
Stock-based compensation related to
prior years	—	—	—	—	2.2	—
	$16.5	$21.4	(23%)	$48.7	$72.4	(33%)

Total stock-based compensation expense during the third quarter and the first nine months of fiscal 2008 was $16.5 million and $48.7 million, respectively. The decreases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2008 were due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to a methodology change from accelerated to straight-line amortization in connection with the adoption of SFAS 123(R). Total stock-based compensation expense during the third quarter of fiscal 2007 related to the adoption of SFAS 123(R) was $21.4 million. Total stock-based compensation expense during the first nine months of fiscal 2007 related to the adoption of SFAS 123(R) was $70.2 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

Litigation Settlements and Contingencies

On November 27, 2006, the Company settled a patent infringement lawsuit under which the Company agreed to pay $6.5 million. The plaintiff agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by the plaintiff for ten years. As a result of the settlement agreement, we recorded a current period charge of $2.5 million during the third quarter of fiscal 2007. The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement. This balance is being amortized over the patent’s remaining useful life.

Impairment Loss on Investments

We recognized impairment losses on investments of $1.5 million and $2.0 million during the third quarter and the first nine months of fiscal 2007, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted from certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower valuation.

Interest and Other, Net

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Interest and other, net	$14.4	$22.4	(36)%	$47.4	$63.4	(25)%
Percentage of net revenues	3%	5%		3%	5%

The decreases in interest and other, net for the third quarter and the first nine months of fiscal 2008 over the prior year’s comparable periods were due to the interest expense ($8.0 million and $24.0 million, respectively) related to the debentures issued in the fourth quarter of fiscal 2007. This interest expense was partially offset by an increase in interest income for the third quarter and the first nine months of fiscal 2008 due to higher yields resulting from an increase in interest rates and a larger investment portfolio. Interest and other, net in the third quarter and the first nine months of fiscal 2007 also included gains of approximately $1.0 million and $7.0 million, respectively, from the sale of a portion of the Company’s UMC investment which were partially offset by portfolio capital losses.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	Dec. 29,	Dec. 30,		Dec. 29,	Dec. 30,
(In millions)	2007	2006	Change	2007	2006	Change
Provision for income taxes	$26.1	$15.6	67%	$77.0	$66.8	15%
Percentage of net revenues	6%	3%		6%	5%
Effective tax rate	20%	15%		22%	20%

Our effective tax rate increased five percentage points in the third quarter and two percentage points in the first nine months of fiscal 2008 as compared to the prior year periods. The net increases in the third quarter and the first nine months of fiscal 2008, when compared with fiscal 2007, were primarily due to items unique to the third quarter of fiscal 2007 decreasing the rates for the prior year periods.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there are no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. See Note 13 to our condensed consolidated financial statements included in Part 1. “Financial Information” and Item 1. “Legal Proceedings” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities and in UMC stock are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at December 29, 2007 and March 31, 2007 totaled $1.89 billion and $1.81 billion, respectively. As of December 29, 2007, we had cash, cash equivalents and short-term investments of $1.32 billion and working capital of $1.56 billion. As of March 31, 2007, cash, cash equivalents and short-term investments were $1.14 billion and working capital was $1.40 billion.

Operating Activities - During the first nine months of fiscal 2008, our operations generated net positive cash flow of $479.1 million, which was $33.2 million higher than the $445.9 million generated during the first nine months of fiscal 2007. The positive cash flow from operations generated during the first nine months of fiscal 2008 was primarily from net income as adjusted for noncash related items, decreases in inventories and deferred income taxes and an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable. Our inventory levels were $42.5 million lower at December 29, 2007 compared to March 31, 2007. Combined inventory days at Xilinx and distribution decreased to 93 days at December 29, 2007 from 112 days at March 31, 2007, which was due to improved forecasting accuracy, fewer inventory mix issues and lower inventory in the distributor channel. Accounts receivable increased by $47.0 million from the levels at March 31, 2007, due to the timing of payments from customers, credit issuance and the timing of shipments during the third quarter of fiscal 2008. Days sales outstanding increased to 46 days at December 29, 2007 from 36 days at March 31, 2007.

For the first nine months of fiscal 2007, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, a decrease in accounts receivable and an increase in income taxes payable. These items were partially offset by a decrease in deferred income on shipments to distributors.

Investing Activities - Net cash used in investing activities of $349.1 million during the first nine months of fiscal 2008 included net purchases of available-for-sale securities of $315.9 million, $39.3 million for purchases of property, plant and equipment and $4.6 million for other investing activities. These uses of cash were partially offset by a distribution from UMC of $10.7 million. For the comparable fiscal 2007 period, net cash used in investing activities of $302.2 million included net purchases of available-for-sale securities of $253.0 million, including $183.5 million of net proceeds from the sale of a portion of the UMC investment, $47.6 million for purchases of property, plant and equipment and $1.6 million for other investing activities.

Financing Activities - Net cash used in financing activities was $365.5 million in the first nine months of fiscal 2008 and consisted of $350.0 million for the repurchase of common stock and $105.9 million for dividend payments to stockholders. These items were partially offset by $78.3 million of proceeds from the issuance of common stock under employee stock plans and $12.1 million for excess tax benefits from stock-based compensation. For the comparable fiscal 2007 period, net cash used in financing activities was $387.0 million and consisted of $400.0 million for the repurchase of common stock and $91.2 million for dividend payments to stockholders. These items were partially offset by $85.1 million of proceeds from the issuance of common stock under employee stock plans and $19.1 million for excess tax benefits from stock-based compensation.

Stockholders’ equity decreased $38.0 million during the first nine months of fiscal 2008. The decrease was attributable to the repurchase of common stock of $350.0 million, the payment of dividends to stockholders of $105.9 million and the combination of unrealized losses on available-for-sale securities, net of deferred tax benefits, and hedging transaction losses totaling $5.6 million. The decreases were partially offset by the $277.6 million in net income for the first nine months of fiscal 2008, the issuance of common stock under employee stock plans of $77.2 million, stock-based compensation related amounts totaling $48.3 million, the related tax benefits associated with stock option exercises and the Stock Purchase Plan of $11.7 million, the effect of the adoption of FIN 48 totaling $6.5 million and cumulative translation adjustment of $2.2 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 14 to our condensed consolidated financial statements included in Part 1. “Financial Information” for a schedule of our operating lease commitments as of December 29, 2007.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 29, 2007, we had $70.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 29, 2007, the Company also had $26.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about our debentures.

Off-Balance-Sheet Arrangements

As of December 29, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in April 2007. There have been no borrowings to date under our existing revolving credit facility. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.

We used $350.0 million of cash to repurchase 14.2 million shares of our common stock during the first nine months of fiscal 2008 compared with $400.0 million used to repurchase 16.5 million shares during the first nine months of fiscal 2007. During the first nine months of fiscal 2008, we paid $105.9 million in cash dividends to stockholders, representing an aggregate amount of $0.36 per common share. During the first nine months of fiscal 2007, we paid $91.2 million in cash dividends to stockholders, representing an aggregate amount of $0.27 per common share. In addition, on January 16, 2008, our Board of Directors declared a cash dividend of $0.12 per common share for the fourth quarter of fiscal 2008. The dividend is payable on February 27, 2008 to stockholders of record on February 6, 2008. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.68 billion at December 29, 2007. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 29, 2007 would have affected the fair value of our investment portfolio by less than $10.0 million.

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

We will enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 29, 2007, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)
Euro	$39,001
Singapore dollar	10,768
Japanese Yen	4,953
British Pound	4,000
$58,722

The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial at December 29, 2007. The contracts expire at various dates between January and March 2008.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 29, 2007 would have affected the annualized foreign-currency denominated operating expenses of our foreign subsidiaries by less than $15.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 29, 2007 would have affected the value of foreign-currency denominated cash and investments by less than $5.0 million.

Equity Security Price Risk

Our investment in marketable equity securities at December 29, 2007 consists almost entirely of our investment in UMC, which consists of shares of common stock, the value of which is determined by the closing price on the Taiwan Stock Exchange as of the balance sheet date. This value is converted from New Taiwan dollars into U.S. dollars and included in our determination of the change in the fair value of our investment in UMC, which is accounted for under the provisions of SFAS 115. The market value of our investment in UMC was approximately $50.2 million at December 29, 2007 as compared to our adjusted cost basis of approximately $51.8 million. The value of our investment in UMC would be materially impacted if there were a significant change in the market price of the UMC shares and/or New Taiwan dollars. Excluding the effect of any changes in the New Taiwan dollar, a hypothetical 30% favorable or unfavorable change in UMC’s stock price compared to the stock price at December 29, 2007 would have affected the value of our investment in UMC by less than $15.1 million. See Note 6 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about our UMC investment.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Internal Revenue Service

The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. To date, all issues have been settled with the IRS except as described in the following paragraph.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit. The IRS and the Company have each filed briefs. The U.S. Court of Appeal for the Ninth Circuit has calendared March 2008 for oral arguments.

Other than as stated above, we know of no legal proceedings contemplated by any governmental authority or agency against the Company.

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

Except for the addition of a new risk factor titled “New Chief Executive Officer” and the inclusion of additional information related to the risk factor titled “Potential Effect of New Accounting Pronouncements,” there have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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
  customers converting to application-specific integrated circuit (ASIC) or application-specific standard product (ASSP) designs from Xilinx programmable logic devices (PLDs);
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

Our results of operations are impacted by global economic and political conditions, dependence on new products, dependence on independent manufacturers and subcontractors, competition, intellectual property, considerable number of common shares subject to future issuance, potential effect of new accounting pronouncements, the transition of our CEO, financial reporting and internal controls environment and litigation, each of which is discussed in greater detail below.

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

Dependence on Independent Manufacturers and Subcontractors

During the first nine months of fiscal 2008, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields, and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by the foundries, without an offsetting increase in foundry capacity, raises the likelihood of potential wafer price increases and wafer shortages.

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

Intellectual Property

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against our indemnitees or us in the future; assertions by third parties may result in costly litigation or indemnity claims and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim, indemnification claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

Considerable Number of Common Shares Subject to Future Issuance

As of December 29, 2007, we had 2.00 billion authorized common shares, of which 286.2 million shares were outstanding. In addition, 73.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Stock Purchase Plan, and 32.1 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Potential Effect of New Accounting Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial condition and results of operations. For example, on August 31, 2007, the FASB issued proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Our 3.125% convertible debentures due March 15, 2037 would be affected by this proposed FSP. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. The proposed FSP is expected to make any final guidance effective for fiscal years beginning after December 15, 2007 and would be applied retrospectively to all periods presented. The Company would be required to implement the proposed standard during the first quarter of fiscal 2009, which begins on March 30, 2008. We are currently evaluating the effect that the adoption of this FSP would have on our consolidated results of operations and financial condition. We cannot predict the outcome of this process or any other changes in GAAP that may affect accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the debentures.

See Note 7 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about the debentures. Please also see Note 2 to our condensed consolidated financial statements included in Part 1. “Financial Information” for additional information about recent accounting pronouncements.

New Chief Executive Officer

On January 7, 2008, we announced the appointment of Moshe N. Gavrielov as our new President and CEO concurrent with the retirement of Willem P. Roelandts from these positions. Mr. Roelandts shall continue to serve as our Chairman of the Board and will assist in transitioning his CEO-level responsibilities to Mr. Gavrielov. While we do not believe that our business has been or will be adversely affected by the change in our leadership, it is important for us to successfully manage this transition. Our failure to do so could adversely affect our ability to compete effectively.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the third fiscal quarter of 2008. See Note 8 to our condensed consolidated financial statements included in Part 1. “Financial Information” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
September 30 to November 3, 2007	4,643	$24.31	4,643	$480,997

November 4 to December 1, 2007	3,583	$24.31	3,583	$393,888

December 2 to December 29, 2007	—	$—	—	$393,888

Total for the Quarter	8,226	$24.31	8,226

During the third quarter of fiscal 2008, the Company repurchased a total of 8.2 million shares of its common stock for $200.0 million. On February 26, 2007, we announced a repurchase program of up to an additional $1.50 billion of common stock. Through December 29, 2007, the Company had repurchased $1.11 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. This share repurchase program has no stated expiration date.

ITEM 6.      EXHIBITS

10.27 Amended and Restated Executive Succession Agreement dated November 7, 2007 between the Company and Willem P. Roelandts (1)
31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	February 5, 2008	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)