Form 10-K
period 2008-03-29
XILINX INC
filed 2008-05-28
CIK 743988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 29, 2008.

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

(Registrant's telephone number, including area code) (408) 559-7778

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [X]          NO [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]          NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]          NO [   ]

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
YES [   ]          NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 29, 2007 as reported on the NASDAQ Global Select Market was approximately $4,742,168,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 16, 2008, the registrant had 279,262,797 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 14, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

XILINX, INC.
FORM 10-K
For the Fiscal Year Ended March 29, 2008
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report and particularly in Items 1. “Business” and 3. “Legal Proceedings” which contain discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A. "Risk Factors." Often, forward-looking statements can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

ITEM 1. BUSINESS

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets complete programmable logic solutions. These solutions have several components:
  Advanced integrated circuits (ICs) in the form of programmable logic devices (PLDs);
  Software design tools to program the PLDs;
  Predefined system functions delivered as intellectual property (IP) cores;
  Design services;
  Customer training; and
  Field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions. Our solutions are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, test and measurement, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.

Xilinx was founded and incorporated in California in February 1984. In April 1990, the Company reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Industry Overview

There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Xilinx develops PLDs, a type of logic device. Alternatives to PLDs include custom gate arrays, application specific integrated circuits (ASICs) and application specific standard products (ASSPs). These devices all compete with each other since they may be utilized in many of the same types of applications within electronic systems. However, variations in unit pricing, development cost, product performance, reliability, power consumption, density, functionality, ease of use and time-to-market determine the degree to which the devices compete for specific applications.

The primary advantage PLDs have over custom gate arrays, ASICs and ASSPs is that PLDs enable faster time-to-market because of their shorter design cycles. Users can program the PLD to implement their design, using software to create and revise their designs relatively quickly with lower development costs. PLDs typically have a larger die size resulting in higher costs per unit compared to custom gate arrays, ASICs and ASSPs, which are customized to perform a limited fixed function. Custom gate arrays, ASICs and ASSPs, however, generally offer less flexibility, require longer fabrication lead times and higher up-front costs than PLDs.

PLDs are standard components. This means that the same device type can be sold to many different users for many different applications. As a result, the development cost of PLDs can be spread over a large number of users. Custom gate arrays, ASICs and ASSPs, on the other hand, are custom chips for an individual user for use in a specific application. ASSPs implement specific functions for a limited set of users. This involves a high up-front cost to users. Technology advances are enabling PLD companies to reduce costs considerably, making PLDs an increasingly attractive alternative to custom gate arrays, ASICs and ASSPs.

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	•	3G/4G Cellular Base Stations
		•	WiMAX/LTE Base Stations
		•	Wireless Backhaul

	Wireline	•	Metro Area Networks
		•	FTTx-Passive Optical Networks
		•	Digital Subscriber Line Access
Multiplexers (DSLAMs) and
Cable Modem Termination
Systems (CMTS)
		•	Multi-Service Provisioning
Platforms (MSPPs)
		•	Enterprise Switches
		•	Mid-end and High-end Routers

Consumer, Automotive,	Consumer	•	Video Display Systems,
Industrial and Other			LCD/PDP Televisions
		•	Digital Video Recorders/Set Top
Boxes/IPTV
		•	Smart Handhelds

	Industrial, Scientific and	•	Factory Automation
	Medical	•	Medical Imaging
		•	Test and Measurement
Equipment

	Audio, Video and Broadcast	•	Cable Head-end Systems
		•	Production Switchers
		•	Cameras

	Automotive	•	Automotive Infotainment
		•	GPS Navigation Systems
		•	Rear Seat Entertainment

	Aerospace and Defense	•	Satellite Surveillance
		•	Radar and Sonar Systems
		•	Secure Communications

Data Processing	Storage	•	Security and Encryption
		•	Network Attached Storage

	Servers	•	High-end Servers
		•	Computer Peripherals

	Office Automation	•	Copiers
		•	Printers

Products

Integral to the success of our business is the timely introduction of new products that meet customer requirements and compete effectively with respect to price, functionality and performance. Software design tools, IP cores, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, our PLDs and related IP, service and support form a comprehensive programmable logic solution. A brief overview of our PLD offerings follows and is not all-inclusive but does comprise the majority of our revenues. Some of our more mature product families have been excluded from the table although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

Process
FPGAs	Date Introduced	Densities	Technology	Voltage
20K to 330K
Virtex®-5	May 2006	Logic Cells	65nm	1.0v
12K to 200K
Virtex-4	June 2004	Logic Cells	90nm	1.2v
3K to 99K
Virtex-II Pro	March 2002	Logic Cells	130nm	1.5v
576 to 104K
Virtex-II	January 2001	Logic Cells	150nm	1.5v
1.7K to 73K
Virtex-E	September 1999	Logic Cells	180nm	1.8v
1.6K to 54K
Spartan®-3A	December 2006	Logic Cells	90nm	1.2v
2.2K to 33.2K
Spartan-3E	March 2005	Logic Cells	90nm	1.2v
1.7K to 75K Logic
Spartan-3	April 2003	Cells	90nm	1.2v
1.7K to 16K Logic
Spartan-IIE	November 2001	Cells	150nm	1.8v
432 to 5.3K
Spartan-II	January 2000	Logic Cells	180nm	2.5v

Process
CPLDs	Date Introduced	Densities	Technology	Voltage
32 to 512
CoolRunner™-II	January 2002	Macrocells	180nm	1.8v
32 to 512
CoolRunner	August 1999	Macrocells	350nm	3.3v
36 to 288
XC9500XL	September 1998	Macrocells	350nm	3.3v

     Virtex FPGAs

The Virtex-5 FPGA family consists of 24 devices and is the latest generation Virtex family and the PLD industry’s first product family manufactured using 65-nanometer (nm) process technology. The Virtex-5 family consists of four platforms: Virtex-5 LX FPGAs for logic-intensive designs, Virtex-5 LXT FPGAs for high-performance logic with serial connectivity, Virtex-5 SXT FPGAs for high-performance digital signal processing (DSP) with serial connectivity and Virtex-5 FXT FPGAs for embedded processing with serial connectivity. Within each platform are a number of offerings, differing primarily in the amount of logic, memory, clock and input/output (I/O) resources provided. These offerings enable customers to select the optimal mix of resources for their particular application. Currently, Xilinx is shipping devices from all platforms. Compared to previous 90-nm Virtex family products, this product family offers increased performance, density and features, while reducing dynamic power consumption.

The 17-device Virtex-4 FPGA family consists of three platforms: LX, SX and FX. Virtex-4 LX FPGAs are optimized for logic-intensive designs, Virtex-4 SX FPGAs are optimized for high-performance DSP, and Virtex-4 FX FPGAs are optimized for embedded processing with serial connectivity. Virtex-4 devices are produced on 90-nm process technology.

Prior generation Virtex families include Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family.

     Spartan FPGAs

The Spartan-3 generation FPGAs were the PLD industry’s first 90-nm FPGAs and were developed as a programmable alternative to ASICs for new applications in high growth end markets such as consumer, automotive and low cost networking. The Spartan-3 generation is comprised of three primary platforms including the original Spartan-3 family, the Spartan-3E family, and the Spartan-3A family. The Spartan-3E family consists of five devices and is optimized to deliver the lowest cost per logic cell. The Spartan-3A family consists of 14 devices and is optimized to deliver the lowest cost per I/O. In addition, this family has devices targeted for cost sensitive, high performance signal processing applications and nonvolatile devices optimized for cost sensitive applications where security and board space are customer priorities.

Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

     EasyPath FPGAs

EasyPath™ FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, conversion engineering effort or the additional time required to move to an ASIC. EasyPath FPGAs are available for the higher density devices of the Virtex-II, Virtex-II Pro and Virtex-4 families. EasyPath FPGAs will also be available for the higher densities of the Virtex-5 families. Customers purchasing EasyPath FPGAs must meet certain minimum order requirements and pay a custom test generation charge.

     CPLDs

CPLDs operate on the low end of the programmable logic density spectrum. CPLDs are single chip, nonvolatile solutions characterized by instant-on and universal interconnect.

The CoolRunner-II family is the latest generation Xilinx CPLD family with six devices in production. CoolRunner-II CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. While CoolRunner-II is suitable for a wide variety of end markets and applications, the ultra low power consumption and small package profiles of these devices have led to their acceptance in the growing portable consumer electronics marketplace.

The CoolRunner XPLA3 family was the first CPLD product to combine very low power consumption with high density logic and high I/O counts in a single device. This family consists of six devices.

Prior generation CPLD families include the XC9500, XC9500XL and XC9500XV which offer low cost, high performance and in-system programmability for 5.0-volt, 3.3-volt and 2.5-volt systems, respectively. These families are widely used in communications and industrial applications.

Support Products

     Software Solutions

We offer complete software solutions that enable customers to implement their design specifications into our PLDs. These software design tools combine a powerful technology with a flexible, easy-to-use graphical interface to help achieve the best possible designs within each customer’s project schedule, enabling use by designers with varying experience levels. Our software design tools operate on personal computers running Microsoft Windows Vista, XP and Linux operating systems.

The Xilinx ISE® (Integrated Software Environment) Design Suite fits a wide range of customer needs. ISE software also integrates with a wide range of third-party electronic design automation (EDA) software offerings and point-tool solutions to deliver the most flexible design environment available.

All Xilinx FPGA and CPLD device families are supported by ISE software, including the newest Virtex, Spartan and CoolRunner device families.

     Processing Solutions

Xilinx offerings in the areas of DSP and embedded processing are aimed at solving system level problems of existing and non-traditional users such as system architects and software engineers. Embedded processing solutions enable new growth for Xilinx beyond the PLD market segment by building and delivering a configurable processing platform, tools, and IP for specific vertical markets.

     Configuration Solutions

Xilinx offers a range of one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. The PlatformFlash PROM (programmable read only memory) family is our newest offering. This family ranges in density from 1 to 128 megabits and offers full in-system programmability at the lowest cost per megabit of any Xilinx configuration solution. Older solutions include our XC1700 family (one-time programmable with density up to 16 megabits), and the XC1800 family (in-system programmable with density up to 4 megabits). Our PROM solutions support all of our FPGA devices.

     Global Services

To extend our customers’ technical capabilities and shorten their design times, we offer a portfolio of global services, which includes education, design and support services. In addition, we offer a personalized online technical resource, www.mysupport.xilinx.com.

Please see information under the caption “Results of Operations – Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our product families.

Research and Development

Our research and development (R&D) activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of IP cores of logic and the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past years including the Virtex-5 and Virtex-4 series of FPGAs, and the Spartan-3 FPGA series. Additionally, we have made major enhancements to our IP core offerings and introduced new versions of our ISE software. To support embedded processing and DSP design on our platform FPGA devices, the Platform Studio tool suite and System Generator for DSP have been further enhanced. We extended our collaboration with our foundry suppliers in the development of 90-nm and 65-nm complementary metal oxide semiconductor (CMOS) manufacturing technology and we are the first company in the PLD industry to ship 65-nm devices.

Our R&D challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2008, 2007 and 2006, our R&D expenses were $358.1 million, $388.1 million and $326.1 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of R&D effort.

Sales and Distribution

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

We use dedicated global sales and marketing organizations as well as independent sales representatives to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts with independent sales representatives often addressing those customers in defined territories. Distributors create demand within the balance of our customer base. Distributors also provide vendor-managed inventory, value-added services and logistics for a wide range of our OEM customers.

Whether Xilinx, the independent sales representative, or the distributor identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the sellers of the products and as such they bear all legal and financial risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, as well as foreign currency fluctuations, but excluding indemnity and warranty liability.

In accordance with our distribution agreements and industry practice, we have granted the distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a subsequent change in list prices. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributors’ end customers.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2008, 2007 or 2006. As of March 29, 2008 and March 31, 2007, Avnet accounted for 83% and 86% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 61%, 67% and 70% of the Company’s worldwide net revenues in fiscal 2008, 2007 and 2006, respectively. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors in specific geographies, as we deem appropriate given the level of business and their performance. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk and Note 15 for information about our revenues from external customers and domestic and international operations.

Backlog

As of March 29, 2008, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $202.0 million, compared to $190.0 million as of March 31, 2007. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our products. Rather, we purchase wafers from multiple foundries including United Microelectronics Corporation (UMC), Toshiba Corporation (Toshiba), Seiko Epson Corporation (Seiko) and He Jian Technology (Suzhou) Co., Ltd. Currently, UMC manufactures the substantial majority of our wafers. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by our periodic negotiations with the wafer foundries.

Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of leading-edge process technologies.

In September 1995, we entered into a joint venture with UMC and other parties to construct a wafer fabrication facility in Taiwan, known as United Silicon Inc. (USIC). In January 2000, as a result of the merger of USIC into UMC, our equity position in USIC was converted into shares of UMC, which are publicly traded on the Taiwan Stock Exchange. In fiscal 2007, we sold a portion of our UMC shares and we sold the remaining shares of our UMC investment in the fourth quarter of fiscal 2008. Also see Note 4 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

In fiscal 1997, we signed a wafer purchasing agreement with Seiko that was amended in fiscal 1998, 1999 and 2000. Seiko manufactures wafers for our older, more mature product lines.

In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The original agreement was extended to December 2008. The balance of the advance payment remaining was $4.5 million at March 29, 2008.

Sort, Assembly and Test

Wafers purchased are sorted by the foundry, independent sort subcontractors, or by Xilinx. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are tested by Xilinx personnel at our San Jose, California, Dublin, Ireland or Singapore facilities or by independent test subcontractors. We purchase most of our assembly and some of our testing services from Siliconware Precision Industries Ltd. in Taiwan, Amkor Technology, Inc. in Korea and the Philippines and STATS ChipPAC Ltd. in Singapore.

Quality Certification

Xilinx has achieved ISO 9001 quality certification in our San Jose, California, Dublin, Ireland, Longmont, Colorado, Singapore and Albuquerque locations. In addition, Xilinx achieved

ISO 14001, TL 9000 and TS 16949 environmental and quality certifications in the San Jose, Dublin and Singapore locations and TL 9000 and TS16949 quality certifications in the Albuquerque location.

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 29, 2008, we held 1,785 issued United States patents relating to our products, which vary in duration. We maintain an active program of filing for additional patents in the areas of, but not limited to, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We intend to vigorously protect our intellectual property. We believe that failure to enforce our intellectual property rights (for example, patents, copyrights and trademarks) or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. In the future, we may incur litigation expenses to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.

We have acquired various software licenses that permit us to grant sublicenses to our customers for certain third party software programs licensed with our software design tools. In addition, we have licensed certain software for internal use in product design. We are also licensed under certain third party patents and have provided some third parties licenses under Company patents.

Employees

As of March 29, 2008, we had 3,415 employees compared to 3,353 at the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Executive Officers of the Registrant

Certain information regarding the executive officers of Xilinx as of May 28, 2008 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	53	President and Chief Executive Officer (CEO)
Scott R. Hover-Smoot	53	Vice President, General Counsel and Secretary
Patrick W. Little	45	Senior Vice President, Products and Market Development
Jon A. Olson	54	Senior Vice President, Finance and Chief Financial Officer (CFO)
Boon C. Ooi	54	Senior Vice President, Worldwide Operations and Business Process Reengineering
Victor Peng	48	Senior Vice President, Silicon Engineering Group
Vincent F. Ratford	56	Senior Vice President, Solutions Development Group
Frank A. Tornaghi	53	Senior Vice President, Worldwide Sales

There are no family relationships among the executive officers of the Company or the Board of Directors.

Moshe N. Gavrielov joined the Company in January 2008 as President and CEO and was appointed to the Board of Directors in February 2008. Prior to joining the Company, he served at Cadence Design Systems, Inc., an electronic design automation company, as Executive Vice President and General Manager of the Verification Division from April 2005 through November 2007. Mr. Gavrielov served as CEO of Verisity Ltd., an electronic design automation company, from March 1998 to April 2005 prior to its acquisition by Cadence Design Systems, Inc. Prior to joining Verisity, Mr. Gavrielov spent nearly 10 years at LSI Corporation (formerly LSI Logic Corporation), a semiconductor manufacturer, in a variety of executive management positions, including Executive Vice President of the Products Group, Senior Vice President and General Manager of International Marketing and Sales and Senior Vice President and General Manager of LSI Logic Europe plc. Prior to joining LSI Corporation, Mr. Gavrielov held various engineering and engineering management positions at Digital Equipment Corporation and National Semiconductor Corporation.

Scott R. Hover-Smoot joined the Company in October 2007 as Vice President, General Counsel and Secretary. From November 2001 to October 2007, Mr. Hover-Smoot served as Regional Counsel and Director of Legal Operations with Taiwan Semiconductor Manufacturing Company, Ltd., an independent semiconductor foundry. He served as Vice President and General Counsel of California Micro Devices Corporation, a provider of application-specific protection devices and display electronics devices from June 1994 to November 2001. Prior to joining California Micro Devices Corporation, Mr. Hover-Smoot spent over 20 years working in law firms including Berliner-Cohen, Flehr, Hohbach, Test, Albritton & Herbert, and Lyon & Lyon.

Patrick W. Little joined the Company in March 2003 as Vice President and General Manager. He was promoted in March 2005 to Vice President of Worldwide Sales and to Vice President, Worldwide Sales and Services in December 2005. Mr. Little assumed the position of Vice President and General Manager in February 2008. He was promoted to his current position of Senior Vice President, Products and Market Development in April 2008. From September 1999 to March 2003, he served as President and CEO of Believe, Inc., a computer graphics imaging company. Mr. Little served as Executive Vice President of Sales and Marketing at Rendition, Inc., a graphics IC company, from March 1998 to September 1999. He was General Manager of the Audio Business Division of Diamond Multimedia Systems, Inc., and held various senior management positions at Trident Microsystems, Inc. and Opti, Inc., from 1992 to 1998.

Jon A. Olson joined the Company in June 2005 as Vice President, Finance and CFO. Mr. Olson was promoted to his current position of Senior Vice President, Finance and CFO in August 2006. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, Director of Finance.

Boon C. Ooi joined the Company in November 2003 as Vice President, Worldwide Operations. Mr. Ooi was promoted to his current position of Senior Vice President, Worldwide Operations and Business Process Reengineering in November 2007. Prior to joining the Company, Mr. Ooi spent more than 25 years at Intel Corporation serving in a variety of positions, including Vice President of the Corporate Technology Group and Director of Operations.

Victor Peng joined the Company in April 2008 as Senior Vice President, Silicon Engineering Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Before joining AMD, Mr. Peng served as Vice President of Silicon Engineering in the Graphics Products Group business unit at ATI Technologies, a graphics processor unit provider, from April 2005 until its acquisition by AMD. Before joining ATI Technologies, Mr. Peng served as Vice President of Engineering at TZero Technologies, a fabless semiconductor company, from September 2004 to April 2005. From November 2000 to September 2004, Mr. Peng served as Vice President of Engineering at MIPS Technologies, a semiconductor design IP company.

Vincent F. Ratford joined the Company in January 2006 as Vice President of Marketing, Business Development and Silicon Architecture. Mr. Ratford was promoted to Vice President and General Manager in October 2007. He was promoted to his current position of Senior Vice President, Solutions Development Group in April 2008. Prior to joining the Company, he served as President and CEO of AccelChip, Inc. (AccelChip), a provider of synthesis software tools for designing DSP systems, from July 2004 until its acquisition by Xilinx in January 2006. Prior to that, Mr. Ratford operated the consulting firm, DeepTech Consulting, from April 2002 to July 2004. Mr. Ratford worked at Virage Logic Corporation, a provider of semiconductor IP, as Vice President of Marketing and Business Development from July 2000 to April 2002 and as Vice President of Sales and Marketing from February 1998 to July 2000. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics’ System Design Division from May 1993 to October 1995.

Frank A. Tornaghi joined the Company in February 2008 as Vice President, Worldwide Sales and was promoted to his current position of Senior Vice President, Worldwide Sales in April 2008. Prior to joining the Company, Mr. Tornaghi spent 22 years at LSI Corporation. Mr. Tornaghi acted as an independent consultant from April 2006 until he joined the Company. He served as Executive Vice President, Worldwide Sales at LSI Corporation from July 2001 to April 2006 and as Vice President, North America Sales, from May 1993 to July 2001. From 1984 until May 1993, Mr. Tornaghi held various management positions in sales at LSI Corporation.

Additional Information

Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Printed copies of these documents are also available to stockholders without charge, upon written request directed to Xilinx, Inc., Attn: Investor Relations, 2100 Logic Drive, San Jose, CA 95124. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues – Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 14 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

This annual report includes trademarks and service marks of Xilinx and other companies that are unregistered and registered in the United States and other countries.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks to the Company. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.

The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry. The down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are much less reliable predictors of the future than with companies in older, more stable industries.

The nature of our business makes our revenues difficult to predict which could have an adverse impact on our business.

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customer’s products and those products achieving market acceptance. Due to the complexity of our products, the design to production process requires a substantial amount of time, frequently longer than a year. In addition, we are increasingly dependent upon “turns,” orders received and turned for shipment in the same quarter and we have historically derived a significant portion of our quarterly revenue during the last weeks of the quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result in inventory write-downs or failure to meet customer requirements. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

Global economic conditions, the economic conditions of the countries in which we operate and currency fluctuations could negatively impact our financial condition and results of operations.

We derive a substantial portion of our revenues from international sales. International sales accounted for approximately 61% of our net revenues in fiscal 2008, and 60% and 59% of our net revenues in fiscal 2007 and 2006, respectively. We also have significant international operations, including foreign sales offices to support our international customers and distributors and our regional headquarters in Ireland and Singapore. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in the Asia Pacific region, Japan and Europe. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency denominated costs, assets and liabilities. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations, we purchase our wafers from foreign foundries and have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, other foreign governmental regulations, reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

Our success depends on our ability to develop and introduce new products and failure to do so would have a material adverse impact on our financial condition and results of operations.

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

  timely completion of new product designs;
  ability to generate new design opportunities or “design wins”;
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

We are dependent on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

During fiscal 2008, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields, and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee our foundries will be able to manufacture sufficient quantities of our products. Any manufacturing problem or insufficient foundry capacity could disrupt our operations.

We have established other sources of wafer supply for our products in an effort to secure a continued supply of wafers. However, establishing, maintaining and managing multiple foundry relationships requires the investment of management resources as well as additional costs. If we do not manage these relationships effectively, it could adversely affect our results of operations.

Increased costs of wafers and materials, or shortages in wafers and materials, could adversely impact our gross margins and lead to reduced revenues.

If greater demand for wafers produced by the foundries is not offset by an increase in foundry capacity, or market demand for wafers or production and assembly materials increases, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases and wafer shortages or shortages in materials at our production and test facilities. Such increases in wafer prices or materials could adversely affect our gross margins and shortages of wafers and materials would adversely affect our ability to meet customer demands.

Earthquakes and other natural disasters could disrupt our operations and have a material adverse affect on our financial condition and results of operations.

The independent foundries, upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

We are dependent on independent subcontractors for most of our assembly and test services and unavailability or disruption of these services could negatively impact our financial condition and results of operations.

We are also dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

If we are not able to successfully compete in our industry, our financial results and future prospects will be adversely affected.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation, Lattice Semiconductor Corporation and Actel Corporation, from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

  product pricing;
  time-to-market;
  product performance, reliability, quality, power consumption and density;
  field upgradability;
  adaptability of products to specific applications;
  ease of use and functionality of software design tools;
  availability and functionality of predefined IP cores of logic;
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

We could also face competition from our licensees. In the past we have granted limited rights to other companies with respect to certain of our older technology, and we may do so in the future. Granting such rights may enable these companies to manufacture and market products that may be competitive with some of our older products.

Our failure to protect and defend our intellectual properly could impair our ability to compete effectively.

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against our indemnitees or us in the future. Assertions by third parties may result in costly litigation or indemnity claims and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and debentures, and significant issuances in the future may adversely impact the market price of our common shares.

As of March 29, 2008, we had 2.00 billion authorized common shares, of which 280.5 million shares were outstanding. In addition, 68.9 million common shares were reserved for issuance pursuant to our equity incentive plans and 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan), and 32.1 million shares were reserved for issuance upon conversion or repurchase of the 3.125% convertible debentures due March 15, 2037 (debentures). The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We rely on information technology systems, and failure of these systems to function properly could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations including financial reporting and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. Further, these systems are subject to power and telecommunication outages or other general system failure. Failure of our IT systems or difficulties in managing them could result in business disruption.

If we do not successfully manage the transitions associated with our new management, our ability to compete could be adversely affected.

On January 7, 2008, we announced the appointment of Moshe N. Gavrielov as our new President and CEO concurrent with the retirement of Willem P. Roelandts from these positions. Our new CEO has made organizational changes, including changes to our management team and may make future changes to our Company’s structure. It is important for us to successfully manage these transitions as our failure to do so could adversely affect our ability to compete effectively.

If we are unable to maintain effective internal controls, our stock price could be adversely affected.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop. Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed in Item 3, "Legal Proceedings," and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could adversely impact our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating and even negative returns depending upon interest rate movements and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions due to the increased concerns related to the U.S. sub-prime mortgage market that have negatively impacted the values of various types of investment and non-investment grade securities. As of March 29, 2008, approximately 4% of our investment portfolio consisted of AAA-rated auction rate securities which are secured primarily by pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are guaranteed by the U. S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. As of March 29, 2008, the securities were reclassified from short-term to long-term investments on the consolidated balance sheet to reflect the securities’ final maturity dates since there can be no assurance of a successful auction in the future. The auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 5% of our investment portfolio as of March 29, 2008 and were all AAA rated with the exception of approximately $37.0 million of asset-backed securities that were downgraded in April 2008 to AA or A rating. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, mortgage-backed securities with no direct sub-prime exposure and credit card debt. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 9% of the portfolio as of March 29, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt and equity securities is judged to be other-than-temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions. Please see Note 5 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our investments.

Our products could have quality problems which could result in reduced revenues and claims against us.

We develop complex and evolving products that include both hardware and software. Despite our testing efforts and those of our subcontractors, defects may be found in existing or new products. These defects may cause us to incur significant warranty, support and repair or replacement costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers. Product defects or other performance problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. Product liability risks are particularly significant with respect to aerospace, automotive and medical applications because of the risk of serious harm to users of these products. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business.

In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous.

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets, taxes, legal matters and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.

We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.

We rely on distributors throughout the world to assist us in demand creation, technical support, order processing and order fulfillment. Resale of product through Avnet accounted for 61% of the Company’s worldwide net revenues in fiscal 2008 and as of March 29, 2008, Avnet accounted for 83% of our accounts receivable. If a key distributor such as Avnet materially defaults on a contract or fails to perform, our business and financial results would suffer.

Reductions in the average selling prices of our products could have a negative impact on our gross margins.

The average selling prices of our products generally decline as the products mature. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

A number of factors can impact our gross margins.

A number of factors, including our product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies and various manufacturing cost variables cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because the majority of our business is based on turns within the same quarter.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices, which include the administrative, sales, customer support, marketing, R&D and manufacturing and testing groups, are located in San Jose, California. This main site consists of adjacent buildings providing 588,000 square feet of space, which we own. We also own two parcels of land totaling approximately 121 acres in South San Jose near our corporate facility. At present, we do not have any plans to develop the land. We also have a 106,000 square foot leased facility in San Jose, which we do not occupy and is presently listed for subleasing.

In addition, we own a 228,000 square foot facility in the metropolitan area of Dublin, Ireland, which serves as our regional headquarters in Europe. The Irish facility is primarily used for manufacturing and testing of our products, service and support for our customers in Europe, R&D and IT support.

In June 2007, we completed construction of a building in Singapore, which serves as our Asia Pacific regional headquarters. We own the building but the land is subject to a 30-year lease expiring in November 2035. This building provides 222,000 square feet of usable space. The Singapore facility is primarily used for manufacturing and testing of our products, service and support for our customers in Asia Pacific/Japan, coordination and management of certain third parties in our supply chain and R&D. Excess space in the facility is leased to tenants under long-term lease agreements.

We also own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of R&D, manufacturing and quality control. In addition, we also own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is partially leased to tenants under long-term lease agreements and partially used by the Company.

We own a 45,000 square foot facility in Albuquerque, New Mexico, which is used for the development of our CoolRunner CPLD product families as well as IP cores.

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

ITEM 3. LEGAL PROCEEDINGS

Internal Revenue Service

The Internal Revenue Service (IRS) audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. To date, all issues have been settled with the IRS in this matter except as described in the following paragraph.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $7.6 million of interest income accrued to date on prepayments to the IRS.

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eight different patents and PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

On August 21, 2007, a patent infringement lawsuit was filed by Lonestar Inventions, L.P. (Lonestar) against Xilinx in the U.S. District Court for the Eastern District of Texas, Tyler Division (Lonestar Inventions, L.P. v. Xilinx, Inc. Case No. 6:07-CV-393). The lawsuit pertains to a single patent and Lonestar seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Other Matters

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 7, 2008, there were approximately 885 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be over 120,000.

The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$30.18	$25.65	$29.31	$22.31
Second Quarter	28.70	24.34	23.31	19.60
Third Quarter	26.97	21.16	28.25	22.14
Fourth Quarter	24.94	19.06	26.60	22.97

Dividends Declared Per Common Share

The following table presents the quarterly dividends declared on our common stock for the periods indicated.

	Fiscal	Fiscal
	2008	2007
First Quarter	$0.12	$0.09
Second Quarter	0.12	0.09
Third Quarter	0.12	0.09
Fourth Quarter	0.12	0.09

On February 25, 2008, our Board of Directors approved an increase to our quarterly common stock dividend for the first quarter of fiscal 2009 from $0.12 per common share to $0.14 per common share. The dividend is payable on May 28, 2008 to stockholders of record at the close of business on May 7, 2008.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the fourth quarter of fiscal 2008. See Note 13 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
December 30, 2007 to February 2, 2008	3,841	$21.41	3,841	$311,629
February 3 to March 1, 2008	4,458	$21.41	4,458	$216,167
March 2 to March 29, 2008	1,040	$21.41	1,040	$193,888
Total for the Quarter	9,339	$21.41	9,339

On February 26, 2007, we announced a repurchase program of up to $1.50 billion of common stock and during the fourth quarter of fiscal 2008, the Company repurchased a total of 9.3 million shares of its common stock for $200.0 million under this repurchase program. On February 25, 2008, we announced a further repurchase program of up to an additional $800.0 million of common stock. Through March 29, 2008, the Company had repurchased $1.31 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. These share repurchase programs have no stated expiration date.

Company Stock Price Performance

The following chart shows a comparison of cumulative total return for the Company's common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors). The total stockholder return assumes $100 invested on March 31, 2003 in Xilinx, Inc. common stock, the S&P 500 Index and the S&P 500 Semiconductors and assumes all dividends are reinvested.

		Indexed Returns
	Base	Years Ended
	Period
Company / Index	Mar 03	Mar 04	Mar 05	Mar 06	Mar 07	Mar 08
Xilinx, Inc.	100	161.30	125.67	110.58	113.36	106.72
S&P 500 Index	100	135.12	144.16	161.07	180.12	170.98
S&P 500 Semiconductors	100	171.55	145.41	157.49	145.40	138.10

Note: Stock price performance and indexed returns for our Common Stock are historical and are not an indicator of future price performance or future investment returns.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Income Data
Five years ended March 29, 2008
(In thousands, except per share amounts)

	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
Net revenues	$1,841,372	$1,842,739	$1,726,250	$1,573,233	$1,397,846
Operating income (6)	424,194	347,767	412,062	372,040	327,135
Income before income taxes (6)	474,094	431,146	456,602	400,544	350,544
Provision for income taxes	100,047	80,474	102,453	87,821	47,555
Net income	374,047	350,672	354,149	312,723	302,989
Net income per common share :
Basic	$1.27	$1.04	$1.01	$0.90	$0.89
Diluted	$1.25	$1.02	$1.00	$0.87	$0.85
Shares used in per share calculations:
Basic	295,050	337,920	349,026	347,810	341,427
Diluted	298,636	343,636	355,065	358,230	354,551
Cash dividends declared per common share	$0.48	$0.36	$0.28	$0.20	$-

(1)	Income before income taxes includes a loss on the sale of the Company’s remaining UMC investment of $4,732 and an impairment loss on investments of $2,850.

(2)	Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that the Company no longer intends to occupy, a loss related to litigation settlements and contingencies of $2,500, stock-based compensation related to prior years of $2,209, an impairment loss on investments of $1,950 and a gain of $7,016 from the sale of a portion of the Company’s UMC investment.

(3)	Income before income taxes includes a loss related to litigation settlements and contingencies of $3,165, a write-off of acquired in-process R&D of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

(4)	Income before income taxes includes a write-off of acquired in-process R&D of $7,198 related to the acquisition of Hier Design Inc. and impairment loss on investments of $3,099.

(5)	Income before income taxes includes an impairment loss on excess facilities of $3,376, a loss related to litigation settlements and contingencies of $6,400 and a write-off of acquired in-process R&D of $6,969 related to the acquisition of Triscend Corporation. Net income includes a $34,418 reduction in taxes associated with an IRS tax settlement.

(6)	The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)) in fiscal 2007. Results for prior fiscal years do not include the effects of stock-based compensation (see Notes 2 and 3 to our consolidated financial statements in Item 8: “Financial Statements and Supplementary Data”).

Consolidated Balance Sheet Data
Five years ended March 29, 2008
(In thousands)

	2008	2007	2006	2005	2004
Working capital	$1,479,530	$1,396,733	$1,303,224	$1,154,163	$955,878
Total assets	3,137,107	3,179,355	3,173,547	3,039,196	2,937,473
Convertible debentures	999,851	999,597	—	—	—
Other long-term liabilities	40,281(1)	1,320	7,485	—	—
Stockholders’ equity	1,671,823	1,772,740	2,728,885	2,673,508	2,483,062

(1)	Includes $39,122 of long-term income taxes payable reclassified from current to non-current liabilities in connection with the adoption of FIN 48 (see Note 14 to our consolidated financial statements in Item 8: “Financial Statements and Supplementary Data”).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data.”

Cautionary Statement

The statements in this Management’s Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Risk Factors” and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Management’s Discussion and Analysis for any reason.

Nature of Operations

We design, develop and market complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, test and measurement, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet, and valuation and recognition of stock-based compensation, which impacts gross margin, R&D expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At March 29, 2008, the Company had marketable debt securities with a fair value of $1.50 billion, non-marketable equity securities in private companies of $22.6 million (adjusted cost) and a marketable equity security with a fair value of $822 thousand.

The fair values for marketable debt and equity securities are determined by independent pricing sources that value the securities based on quoted market prices and pricing models except for failed auction rate securities for which the Company determined their fair value at March 29, 2008 based on internal analyses. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and

Its Application to Certain Investments.” We have not recorded any other-than-temporary impairment for marketable debt and equity securities for fiscal 2008 or 2007.

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

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2008, approximately 83% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

     Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2008, there was no impairment of goodwill in fiscal 2008. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2009. To date, no impairment indicators have been identified.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).” The provisions were effective for the Company beginning in the first quarter of fiscal 2008. See Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

     Stock-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s Employee Stock Purchase Plan, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate, expected forfeiture rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and which was extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in fiscal 2008 and 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2008	2007	2006
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	37.3	39.0	38.1
Gross Margin	62.7	61.0	61.9

Operating Expenses:
Research and development	19.4	21.1	18.9
Selling, general and administrative	19.9	20.4	18.3
Amortization of acquisition-related intangibles	0.4	0.4	0.4
Litigation settlements and contingencies	0.0	0.1	0.2
Stock-based compensation related to prior years	0.0	0.1	0.0
Write-off of acquired in-process research and development	0.0	0.0	0.2
Total operating expenses	39.7	42.1	38.0

Operating Income	23.0	18.9	23.9
Impairment loss on investments	(0.2)	(0.1)	(0.1)
Interest and other, net	2.9	4.6	2.6

Income Before Income Taxes	25.7	23.4	26.4

Provision for income taxes	5.4	4.4	5.9

Net Income	20.3%	19.0%	20.5%

Net Revenues

(In millions)	2008	Change	2007	Change	2006
Net revenues	$1,841.4	0%	$1,842.7	7%	$1,726.2

The relatively flat net revenues in fiscal 2008 compared to fiscal 2007 was driven by strong customer demand for our New Products which was offset by decreased demand for our Mainstream and Base Products, particularly in the Communications and Data Processing end markets. Increased total unit sales during fiscal 2008 compared to the comparable prior year period were offset by declines in average unit selling prices, which also contributed to the flat net revenues in fiscal 2008. The increase in net revenues from $1.73 billion in fiscal 2006 to $1.84 billion in fiscal 2007 was due to strong demand for our New Products and growth in the Consumer and Automotive and Industrial and Other end markets. The increase in net revenues in fiscal 2007 resulted from increased unit sales, partially offset by normal declines in average unit selling prices. See “Net Revenues by Product” and “Net Revenues by End Markets” for more information on our product and end-market categories.

No end customer accounted for more than 10% of net revenues for any of the periods presented

     Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology. The most recent adjustment was made on July 2, 2006, which was the beginning of our second quarter of fiscal 2007. Amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products, as currently defined, include our most recent product offerings and include the Virtex-5, Virtex-4, Spartan-3, and CoolRunner-II product families. Mainstream Products include the Virtex-II, Spartan-II, CoolRunner and Virtex-E product families. Base Products consist of our mature product families and include the Virtex, Spartan, XC4000 and XC9500 products. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs), software, IP cores, customer training, design services and support.

Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2008	Total	Change	2007	Total	Change	2006	Total
New Products	$604.2	33	45	$416.8	23	102	$206.4	12
Mainstream Products	849.8	46	(15)	1,004.2	54	(4)	1,049.6	61
Base Products	277.7	15	(12)	317.2	17	(14)	367.3	21
Support Products	109.7	6	5	104.5	6	2	102.9	6
Total net revenues	$1,841.4	100	0	$1,842.7	100	7	$1,726.2	100

Net revenues from New Products increased significantly in fiscal 2008 and now represent one-third of our total net revenues. New Products consist primarily of our 65-nm, high-performance and high-density Virtex-5 family and our 90-nm products, which include the Virtex-4 family, and our high-volume, low-cost Spartan-3 families. These products, along with our CoolRunner-II family of CPLDs, contributed to the majority of the revenue growth in New Products in fiscal 2008 and 2007. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nm and 90-nm products.

Net revenues from Mainstream Products declined in fiscal 2008 and 2007 primarily due to reduced sales from older products manufactured on 150-nm and 180-nm process technologies including Spartan-II, Virtex-E and Virtex-II. The decrease in net revenues for this product category resulted from both a decline in units sold as well as in average selling prices.

The decline in net revenues from Base Products in fiscal 2008 and 2007 was expected because the average selling price continued to decline as these products matured and approached end of life.

Net revenues from Support Products increased in fiscal 2008 and 2007 due to modest increases in sales from our software products.

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

Net revenues by end markets for the fiscal years indicated were as follows:

		% Change		% Change
(% of total net revenues)	2008	in Dollars	2007	in Dollars	2006
Communications	43%	(5)	45%	(1)	49%
Industrial and Other	32	11	29	22	25
Consumer and Automotive	17	4	16	18	14
Data Processing	8	(14)	10	(10)	12
Total net revenues	100%	0	100%	7	100%

Net revenues from Communications, our largest end market, decreased in fiscal 2008 compared with the prior year period due to a decline in sales in wireless communications applications, much of which was driven by merger and consolidation activity in that market. In fiscal 2007, the Communications end market decreased slightly compared to fiscal 2006 due primarily to a decline in wired telecommunications applications.

Net revenues from the Industrial and Other end market increased in fiscal 2008 and 2007 compared with the prior year periods. The increases were driven by broad-based strength across all applications including defense, industrial, scientific and medical and test and measurement.

Net revenues from the Consumer and Automotive end market increased in fiscal 2008 compared with the prior year period primarily due to strength in automotive applications. In fiscal 2007, the increase in net revenues from the Consumer and Automotive end market was driven by broad-based strength across all applications, including consumer, automotive and audio, video and broadcast.

The decline in net revenues from the Data Processing end market in fiscal 2008 was driven by decreases in sales from storage, computing and data processing applications. In fiscal 2007, net revenues from the Data Processing end market declined due primarily to weakness in the storage business.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2008	Total	Change	2007	Total	Change	2006	Total
North America	$717.8	39	(2)	$731.3	40	2	$714.9	41
Asia Pacific	526.3	29	13	466.6	25	15	406.7	24
Europe	407.2	22	(5)	426.9	23	21	352.8	20
Japan	190.1	10	(13)	217.9	12	(13)	251.8	15
Total net revenues	$1,841.4	100	0	$1,842.7	100	7	$1,726.2	100

Net revenues in North America decreased in fiscal 2008 primarily due to a decline in sales from wireless communications as well as data processing applications. The fiscal 2007 increase was driven primarily by strength in the Industrial and Other end market, particularly defense applications.

Net revenues in Asia Pacific grew double-digits in fiscal 2008 due to broad-based end market strength, with particular strength coming from customers in the Communications and Industrial and Other end markets. Additionally, Asia Pacific sales continued to benefit from outsourcing of manufacturing operations by large U.S. and European-based customers to the Asia Pacific region. The fiscal 2007 increase was due to increased sales from communications and consumer applications as well as continued outsourcing of manufacturing operations to the Asia Pacific region by some of our larger OEM customers.

Net revenues in Europe decreased in fiscal 2008 due primarily to lower sales from wireless communications applications. Net revenues in fiscal 2007 increased primarily due to strength from communications and industrial applications, particularly wireless infrastructure and industrial, scientific and medical applications.

Net revenues in Japan declined in fiscal 2008 due to broad-based weakness across all end market categories. The fiscal 2007 decline was primarily due to a weakened telecommunications infrastructure market during the year.

Gross Margin

(In millions)	2008	Change	2007	Change	2006
Gross margin	$1,154.4	3%	$1,124.1	5%	$1,069.1
Percentage of net revenues	62.7%		61.0%		61.9%

The increase in the gross margin percentage in fiscal 2008 from the comparable prior year period was driven primarily by product cost reductions and improved operational efficiency. This favorable impact was partially offset by the product mix effect of New Product growth year-over-year. New Products generally have lower gross margins than Mainstream and

Base Products in the early product life cycle due to higher unit costs resulting from lower yields. As a percentage of total net revenues, New Product sales increased by approximately 10% from fiscal 2007 to fiscal 2008.

The decline in the gross margin percentage in fiscal 2007 from the comparable prior year period was partially due to the effect of stock-based compensation expense of $10.3 million resulting from our adoption of SFAS 123(R) effective April 2, 2006. Stock-based compensation expense was zero for fiscal 2006. In addition, the impact of the production ramp of our 90-nm process and the significant growth in the New Products category also contributed to the decline of gross margin. New Products represented 23% of net revenues in fiscal 2007 compared to 12% of net revenues in the comparable prior year period.

Gross margin may be adversely affected in the future due to mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate these risks by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

Sales of inventory previously written off were not material during fiscal 2008, 2007 or 2006.

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

Research and Development

(In millions)	2008	Change	2007	Change	2006
Research and development	$358.1	(8%)	$388.1	19%	$326.1
Percentage of net revenues	19%		21%		19%

R&D spending decreased $30.0 million or 8% during fiscal 2008 compared to the same period last year. The decrease was primarily due to reduced stock-based compensation expense and lower mask and wafer spending, coupled with lower cost related to our R&D center in India. R&D spending increased $62.0 million or 19% during fiscal 2007 compared to fiscal 2006. The increase was primarily related to stock-based compensation expense of $41.6 million resulting from our adoption of SFAS 123(R) effective April 2, 2006 and expenses related to investments in resources to support new product development, particularly in the area of DSP. Stock-based compensation expense was zero for fiscal 2006.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2008	Change	2007	Change	2006
Selling, general and administrative	$365.3	(3%)	$375.5	19%	$316.3
Percentage of net revenues	20%		20%		18%

SG&A expenses decreased 3% during fiscal 2008 compared to the same period last year. The decrease was attributable to lower stock-based compensation expense, reduced discretionary spending and lower sales commissions. The reductions in discretionary spending included consulting, travel and marketing expenses. SG&A expenses increased 19% during fiscal 2007 compared to fiscal 2006. This increase was attributable to stock-based compensation expense of $38.3 million resulting from our adoption of SFAS 123(R) effective April 2, 2006, expenses related to increased headcount, particularly in our sales organization, and legal related costs. Stock-based compensation expense was zero for fiscal 2006.

Amortization of Acquisition-Related Intangibles

(In millions)	2008	Change	2007	Change	2006
Amortization of acquisition-related intangibles	$6.8	(15%)	$8.0	15%	$7.0

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for fiscal 2008 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2007. Amortization expense for these intangible assets increased for fiscal 2007 from fiscal 2006 due to the acquisition of AccelChip in January 2006.

We expect amortization of acquisition-related intangibles to be approximately $5.3 million for fiscal 2009 compared with $6.8 million for fiscal 2008.

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

In the second quarter of fiscal 2006, the Company accrued an additional $3.2 million that represented the settlement payment for litigation related to an agreement with a sales representative. The Company accrued amounts that represented anticipated payments for liability for legal contingencies under the provisions of SFAS No. 5, “Accounting for Contingencies.”

Stock-Based Compensation

(In millions)	2008	Change		2007	Change	2006
Stock-based compensation included in:
Cost of revenues	$7.6	(26%	)	$10.4	-	$-
Research and development	31.4	(24%	)	41.6	-	-
Selling, general and administrative	27.4	(29%	)	38.3	-	-
Stock-based compensation related to prior years	—	-		2.2	-	—
	$66.4	(28%	)	$92.5	-	$-

We adopted SFAS 123(R) under the modified prospective transition method, effective beginning in fiscal 2007. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The 28% decrease in stock-based compensation expense for fiscal 2008 was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to a methodology change from accelerated to straight-line amortization in connection with the adoption of SFAS 123(R). Total stock-based compensation expense during fiscal 2007 related to the adoption of SFAS 123(R) was $90.3 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of APB 25.

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

Write-Off of Acquired In-Process Research and Development

In connection with the acquisition of AccelChip in January 2006, $4.5 million of in-process R&D costs were written off. The projects identified as in-process would have required additional effort in order to establish technological feasibility. These projects had identifiable technological risk factors indicating that successful completion, although expected, was not assured. If an identified project is not successfully completed, there is no alternative future use for the project, therefore, the expected future income will not be realized. The acquired in-process R&D represented the fair value of technologies in the development stage that had not yet reached technological feasibility and did not have alternative future uses.

The acquired in-process R&D components consist of algorithmic synthesis software and IP libraries for high-performance DSP design in FPGAs. We plan to sell these products to new and existing Xilinx customers and over time integrate them with our existing DSP software products. These projects were approximately 45% complete at the time of acquisition and we expected to complete all of the development projects by the end of fiscal 2009 with an estimated cost to complete of $3.5 million. As of March 29, 2008, these projects were approximately 85% complete and we still expect to complete all of the development projects by the end of fiscal 2009 with a remaining estimated cost to complete of $1.0 million.

To determine the value of AccelChip’s in-process R&D, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing “core” technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. We expensed these non-recurring charges in the period of acquisition. See Note 17 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Impairment Loss on Investments

(In millions)	2008	Change	2007	Change	2006
Impairment loss on investments	$2.9	46%	$2.0	38%	$1.4

The impairment losses on investments were related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees, certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower per share price or from the liquidation of certain investees.

Interest and Other, Net

(In millions)	2008	Change	2007	Change	2006
Interest and other, net	$52.7	(38%)	$85.3	86%	$46.0
Percentage of net revenues	3%		5%		3%

The decrease in interest and other, net in fiscal 2008 over the prior year was due to the interest expense ($32.0 million) related to the debentures issued in the fourth quarter of fiscal 2007 as well as a loss of approximately $4.7 million from the sale of the Company’s remaining UMC investment in the fourth quarter of fiscal 2008. These decreases were partially offset by an increase in interest income of $13.6 million in fiscal 2008 over the prior year due to higher yields resulting from investing in taxable securities and a larger investment portfolio. The increase in interest and other, net in fiscal 2007 over the prior year was due to higher yields from our investments, resulting from an increase in interest rates, and contributing to an increase of $23.6 million in interest income. The increase was also attributable to an increase of approximately $4.2 million in dividend income from the UMC investment compared to the prior year and a gain of approximately $7.0 million from the sale of a portion of the Company’s UMC investment which was partially offset by portfolio capital losses. The increase in fiscal 2007 was also offset by interest expense related to the debentures of $2.2 million for fiscal 2007. During fiscal 2007, we began liquidating our investments with low interest rate yields (e.g., tax-exempt municipal bonds) and investing in taxable securities such as floating rate notes, which had a higher rate of return than the tax-exempt municipal bonds. See Note 10 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Provision for Income Taxes

(In millions)	2008	Change	2007	Change	2006
Provision for income taxes	$100.0	24%	$80.5	(21)%	$102.5
Percentage of net revenues	5%		4%		6%
Effective tax rate	21%		19%		22%

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the United States rate and tax credits earned.

The increase in the effective tax rate in fiscal 2008, when compared with fiscal 2007, was primarily due to items unique to fiscal 2007 reducing the rates for the prior year period. The decrease in the effective tax rate in fiscal 2007 from fiscal 2006 was related to an increase in the amount of R&D tax credits recognized and an increase in the proportion of net income earned in lower tax jurisdictions. The Company also benefited from a decrease in tax reserves in fiscal 2007 due to expiration of the federal statute of limitations for fiscal 2003. These benefits were partially offset by non-deductible stock-based compensation resulting from the adoption of SFAS 123(R).

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there are no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. See Item 3. “Legal Proceedings” and Note 14 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale.

Fiscal 2008 Compared to Fiscal 2007

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments at March 29, 2008 and March 31, 2007 totaled $1.86 billion and $1.81 billion, respectively. As of March 29, 2008, we had cash, cash equivalents and short-term investments of $1.30 billion and working capital of $1.48 billion. Cash provided by operations of $581.0 million for fiscal 2008 was $29.4 million higher than the $551.6 million generated during fiscal 2007. Cash provided by operations during fiscal 2008 resulted primarily from net income as adjusted for non-cash related items, decreases in inventories and prepaid expenses and increases in income taxes payable and deferred income on shipments to distributors which were partially offset by an increase in accounts receivable.

The decrease in prepaid expenses in fiscal 2008 was primarily related to the utilization of the advance wafer purchase payment paid to Toshiba. In October 2004, we entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million for advance payment of silicon wafers produced under the agreement, which expired in December 2006 and has since been extended until December 2008. The entire advance payment of $100.0 million is being reduced by future wafer purchases from Toshiba. At March 29, 2008, the unused balance of the advance payment remaining was $4.5 million.

Net cash provided by investing activities was $192.0 million during fiscal 2008, as compared to net cash used in investing activities of $283.8 million in fiscal 2007. Net cash provided by investing activities during fiscal 2008 consisted of $232.2 million of net proceeds from the sale and maturity of available-for-sale securities, including $47.1 million of net proceeds from the sale of the remaining UMC investment, and a distribution from UMC of $10.7 million. These items were partially offset by $45.6 million for purchases of property, plant and equipment (see further discussion below) and $5.3 million of other investing activities.

Net cash used in financing activities was $541.9 million in fiscal 2008, as compared to $415.3 million in fiscal 2007. Net cash used in financing activities during fiscal 2008 consisted of $550.0 million for the repurchase of common stock and $140.0 million for dividend payments to stockholders. These items were partially offset by $125.6 million of proceeds from the issuance of common stock under employee stock plans and $22.5 million for excess tax benefits from stock-based compensation.

     Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased 37% from $182.3 million at the end of fiscal 2007 to $249.1 million at the end of fiscal 2008. Days sales outstanding increased to 49 days at March 29, 2008 from 36 days at March 31, 2007. The increases were primarily attributable to the timing of payments from customers, credit issuance and the timing of shipments during the fourth quarter of fiscal 2008.

     Inventories

Inventories decreased from $174.6 million at March 31, 2007 to $130.3 million at March 29, 2008. The combined inventory days at Xilinx and distribution channel decreased to 94 days at March 29, 2008, compared to 112 days at March 31, 2007. The decreases were primarily due to improved forecasting accuracy and fewer inventory mix issues.

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

     Property, Plant and Equipment

During fiscal 2008, we invested $45.6 million in property, plant and equipment compared to $110.8 million in fiscal 2007. Primary investments in fiscal 2008 were for computer equipment, software, test equipment, and building and leasehold improvements. The decrease in fiscal 2008 was primarily attributable to the accumulated construction costs incurred in fiscal 2007 in connection with our Asia Pacific regional headquarters building in Singapore, which was completed in June 2007, and the purchase in February 2007 of a parcel of land for $28.6 million near our headquarters in San Jose for future potential growth purposes, neither of which was repeated in fiscal 2008. We do not intend to build on the land at this time. We expect that property, plant and equipment expenditures will decrease in the future due to expense controls.

     Current Liabilities

Current liabilities increased from $303.4 million at the end of fiscal 2007 to $340.7 million at the end of fiscal 2008. The increase was primarily due to the increases in deferred income on shipments to distributors and accrued payroll and related liabilities, which were partially offset by the decrease in accounts payable. The increase in deferred income on shipments to distributors was due to an increase in distributor inventories at March 29, 2008 compared to the prior year.

     Stockholders’ Equity

Stockholders’ equity decreased $100.9 million during fiscal 2008, from $1.77 billion in fiscal 2007 to $1.67 billion in fiscal 2008. The decrease in stockholder’s equity was attributable to the repurchase of common stock of $550.0 million, the payment of dividends to stockholders of $140.0 million and unrealized losses on available-for-sale securities, net of deferred tax benefits, of $1.8 million. The decreases were partially offset by net income of $374.0 million for fiscal 2008, the issuance of common stock under employee stock plans of $124.7 million, stock-based compensation related amounts totaling $65.8 million, the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $15.8 million, the effect of the adoption of FIN 48 totaling $6.5 million, cumulative translation adjustment of $3.1 million and hedging transaction gains totaling $1.0 million.

Fiscal 2007 Compared to Fiscal 2006

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments at March 31, 2007 and April 1, 2006 was $1.81 billion and $1.60 billion, respectively. As of March 31, 2007, we had cash, cash equivalents and short-term investments of $1.14 billion and working capital of $1.40 billion. Cash provided by operations of $551.6 million for fiscal 2007 was $62.2 million higher than the $489.4 million generated during fiscal 2006. Cash provided by operations for fiscal 2007 resulted primarily from net income as adjusted for non-cash related items, decreases in accounts receivable, inventories and prepaid expenses and an increase in income taxes payable (net of reclassifications), which were partially offset by increases in deferred income taxes and other assets, and decreases in accrued liabilities and deferred income on shipments to distributors.

The decrease in prepaid expenses in fiscal 2007 was primarily related to the utilization of the advance wafer purchase payment paid to Toshiba. In October 2004, we entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million for advance payment of silicon wafers produced under the agreement, which expired in December 2006 and has since been extended until December 2008. The entire advance payment of $100.0 million is being reduced by future wafer purchases from Toshiba.

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

Net cash used in financing activities was $415.3 million in fiscal 2007, as compared to $397.8 million in fiscal 2006. Net cash used in financing activities during fiscal 2007 consisted of $1.43 billion for the repurchase of common stock and $120.8 million for dividend payments to stockholders. These items were primarily offset by $980.0 million of net proceeds from the issuance of the debentures and $128.1 million of proceeds from the issuance of common stock under employee stock plans.

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

     Inventories

Inventories decreased from $201.0 million at April 1, 2006 to $174.6 million at March 31, 2007. The combined inventory days at Xilinx and distribution channel decreased to 112 days at March 31, 2007, compared to 145 days at April 1, 2006. The decreases were primarily due to improved production yields (which lower our per-unit inventory costs), inventory mix and greater visibility to our customers’ forecast and production requirements.

     Property, Plant and Equipment

During fiscal 2007, we invested $110.8 million in property, plant and equipment compared to $67.0 million in fiscal 2006. Primary investments in fiscal 2007 were for computer equipment, IT equipment, test equipment, building and leasehold improvements, and land. The increase in fiscal 2007 was also attributable to the accumulated construction costs of the building in Singapore, which was completed in June 2007, and our purchase in February 2007 of a parcel of land for $28.6 million near our headquarters in San Jose for future potential growth purposes.

     Current Liabilities

Current liabilities decreased from $345.0 million at the end of fiscal 2006 to $303.4 million at the end of fiscal 2007. The decrease was primarily due to the decreases in deferred income on shipments to distributors and other accrued liabilities, which were partially offset by the increases in accounts payable and accrued payroll and related liabilities. The decrease in deferred income on shipments to distributors was due to lower inventory in the distributor channel as distributors attempted to adjust their inventory level to align with end-customer demand and to reduce inventory carrying costs.

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

We used $550.0 million of cash to repurchase 23.5 million shares of our common stock in fiscal 2008 compared with $1.43 billion used to repurchase 55.2 million shares in fiscal 2007. In the fourth quarter of fiscal 2007, we received net proceeds of $980.0 million from the issuance of convertible debentures. As part of the $1.43 billion of stock repurchases in fiscal 2007, $930.0 million of the net proceeds from the debentures was used to repurchase 34.6 million shares of our common stock. During fiscal 2008, we paid $140.0 million in cash dividends to stockholders, representing an aggregate amount of $0.48 per common share. During fiscal 2007, we paid $120.8 million in cash dividends to stockholders, representing an aggregate amount of $0.36 per common share. On February 25, 2008, our Board of Directors declared an increase in the dividend rate on our common stock from $0.12 to $0.14 per common share for the first quarter of fiscal 2009. The dividend is payable on May 28, 2008. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed in Item 1A included in Part I and below could affect our cash positions adversely. In addition, as a result of recent adverse conditions in the global credit markets, certain types of investments such as asset-backed securities may present risks arising from liquidity and/or credit concerns. In the event these investments become illiquid, the Company does not expect this will materially affect its liquidity and capital resources or results of operations. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 29, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities at March 29, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Operating lease obligations (1)	$31.3	$10.3	$14.2	$3.4	$3.4
Inventory and other purchase obligations (2)	74.3	74.3	-	-	-
Electronic design automation software
licenses (3)	21.5	12.9	8.6	-	-
Intellectual property license rights
obligations (4)	20.0	-	-	-	20.0
3.125% convertible debentures –
principal and interest (5)	1,905.0	31.3	62.5	62.5	1,748.7
Total	$2,052.1	$128.8	$85.3	$65.9	$1,772.1

(1)	We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $8.2 million for fiscal 2008. See Note 8 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

(2)	Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.

(3)	As of March 29, 2008, the Company had $21.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

(4)	In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)	In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September

15 of each year, beginning September 15, 2007. See Note 12 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our debentures.

Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at March 29, 2008, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $39.1 million of unrecognized tax benefits classified as long-term income taxes payable in the accompanying consolidated balance sheet as of March 29, 2008, have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of March 29, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for Xilinx), and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 for financial assets and financial liabilities to have a material effect on its financial condition and results of operations. Additionally, in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delays the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact that SFAS 157 will have on its financial condition and results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of fiscal 2010.

See Note 2 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about other recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.50 billion at March 29, 2008. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 29, 2008 and March 31, 2007 would have affected the fair value of our investment portfolio by less than $9.0 million and $8.0 million, respectively.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions due to the increased concerns related to the U.S. sub-prime mortgage market that have spread to other sectors of the U.S. economy. This has negatively impacted the values of various types of investment and non-investment grade securities. As a result of these recent adverse conditions in the global credit markets, there is a risk that the Company may incur other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. Please see Note 5 to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our investments.

Foreign Currency Exchange Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated as hedges of anticipated transactions, for which a firm commitment has been attained and the hedged relationship has been effective, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of income as they are incurred.

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 29, 2008 and March 31, 2007, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	March 29,	March 31,
	2008	2007
Euro	$18,616	$-
Singapore dollar	11,938	16,902
Japanese Yen	5,364	4,309
British Pound	3,022	-
	$38,940	$21,211

The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial at March 29, 2008 and March 31, 2007. The contracts expire at various dates between April and June 2008.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 29, 2008 and March 31, 2007 would have affected the annualized foreign-currency denominated operating expenses of our foreign subsidiaries by less than $15.0 million and $14.0 million, respectively. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 29, 2008 and March 31, 2007 would have affected the value of foreign-currency denominated cash and investments by less than $6.0 million and $4.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	March 29,	March 31,	April 1,
(In thousands, except per share amounts)	2008(1)	2007(1)	2006
Net revenues	$1,841,372	$1,842,739	$1,726,250
Cost of revenues	686,988	718,643	657,119
Gross margin	1,154,384	1,124,096	1,069,131

Operating expenses:
Research and development	358,063	388,101	326,126
Selling, general and administrative	365,325	375,510	316,302
Amortization of acquisition-related intangibles	6,802	8,009	6,976
Litigation settlements and contingencies	—	2,500	3,165
Stock-based compensation related to prior years	—	2,209	—
Write-off of acquired in-process research and development	—	—	4,500
Total operating expenses	730,190	776,329	657,069

Operating income	424,194	347,767	412,062
Impairment loss on investments	(2,850)	(1,950)	(1,418)
Interest and other, net	52,750	85,329	45,958

Income before income taxes	474,094	431,146	456,602

Provision for income taxes	100,047	80,474	102,453

Net income	$374,047	$350,672	$354,149

Net income per common share:
Basic	$1.27	$1.04	$1.01
Diluted	$1.25	$1.02	$1.00

Shares used in per share calculations:
Basic	295,050	337,920	349,026
Diluted	298,636	343,636	355,065

(1)	Cost of revenues and operating expenses for fiscal 2008 and 2007 include stock-based compensation expenses. See Notes 2 and 3 for additional information.

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	March 29,	March 31,
(In thousands, except par value amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$866,995	$635,879
Short-term investments	429,440	502,036
Accounts receivable, net of allowances for doubtful accounts and customer
returns of $3,634 and $3,737 in 2008 and 2007, respectively	249,147	182,295
Inventories	130,250	174,572
Deferred tax assets	106,842	100,344
Prepaid expenses and other current assets	37,522	104,976
Total current assets	1,820,196	1,700,102

Property, plant and equipment, at cost:
Land	94,184	94,187
Buildings	288,338	281,334
Machinery and equipment	357,103	337,037
Furniture and fixtures	49,821	47,639
	789,446	760,197
Accumulated depreciation and amortization	(385,016)	(347,161)
Net property, plant and equipment	404,430	413,036
Long-term investments	564,269	675,713
Investment in United Microelectronics Corporation	—	67,050
Goodwill	117,955	117,955
Acquisition-related intangibles, net	7,825	14,626
Other assets	222,432	190,873
Total Assets	$3,137,107	$3,179,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,402	$78,912
Accrued payroll and related liabilities	100,730	83,949
Income taxes payable	39,258	24,210
Deferred income on shipments to distributors	111,678	89,052
Other accrued liabilities	29,598	27,246
Total current liabilities	340,666	303,369

Convertible debentures	999,851	999,597

Deferred tax liabilities	84,486	102,329

Long-term income taxes payable	39,122	—

Other long-term liabilities	1,159	1,320

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 280,519 and 295,902
shares issued and outstanding in 2008 and 2007, respectively	2,805	2,959
Additional paid-in capital	858,172	849,888
Retained earnings	805,042	916,292
Accumulated other comprehensive income	5,804	3,601
Total stockholders’ equity	1,671,823	1,772,740
Total Liabilities and Stockholders’ Equity	$3,137,107	$3,179,355

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 29,	March 31,	April 1,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$374,047	$350,672	$354,149
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	54,199	55,998	53,326
Amortization	17,756	17,926	16,223
Stock-based compensation	66,427	90,292	—
Stock-based compensation related to prior years	—	2,209	—
Net (gain) loss on sale of available-for-sale securities	5,139	(814)	4,981
Impairment loss on investments	2,850	1,950	1,418
Convertible debt derivatives – revaluation and amortization	254	(403)	—
Write-off of acquired in-process research and development	—	—	4,500
Noncash compensation expense	—	—	735
Provision for deferred income taxes	669	7,091	26,032
Tax benefit from exercise of stock options	15,794	35,765	40,596
Excess tax benefit from stock-based compensation	(22,459)	(27,413)	—
Changes in assets and liabilities, net of effects from acquisition of business:
Accounts receivable, net	(66,853)	11,911	19,380
Inventories	43,647	28,617	(15,307)
Deferred income taxes	(891)	3,532	(1,891)
Prepaid expenses and other current assets	35,160	35,652	(34,897)
Other assets	4,404	(15,636)	(29,910)
Accounts payable	(19,509)	7,908	7,811
Accrued liabilities	19,276	(10,939)	18,917
Income taxes payable	28,464	(5,244)	(687)
Deferred income on shipments to distributors	22,626	(37,506)	24,047
Net cash provided by operating activities	581,000	551,568	489,423

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,147,828)	(1,864,582)	(1,459,248)
Proceeds from sale and maturity of available-for-sale securities	2,380,055	1,693,152	1,812,580
Distribution from United Microelectronics Corporation	10,693	—	—
Purchases of property, plant and equipment	(45,593)	(110,777)	(67,040)
Acquisition of business, net of cash acquired	—	—	(19,476)
Other investing activities	(5,308)	(1,564)	(24,436)
Net cash provided by (used in) investing activities	192,019	(283,771)	242,380

Cash flows from financing activities:
Repurchases of common stock	(550,000)	(1,430,000)	(401,584)
Proceeds from issuance of common stock through various stock plans	125,612	128,136	100,949
Proceeds from issuance of convertible debentures, net of issuance costs	—	980,000	—
Payment of dividends to stockholders	(139,974)	(120,833)	(97,190)
Excess tax benefit from stock-based compensation	22,459	27,413	—
Net cash used in financing activities	(541,903)	(415,284)	(397,825)

Net increase (decrease) in cash and cash equivalents	231,116	(147,487)	333,978

Cash and cash equivalents at beginning of year	635,879	783,366	449,388

Cash and cash equivalents at end of year	$866,995	$635,879	$783,366

Supplemental schedule of non-cash activities:
Accrual of affordable housing credit investments	$—	$—	$19,357
Supplemental disclosure of cash flow information:
Interest paid	$32,118	$—	$—
Income taxes paid, net of refunds	$56,012	$39,330	$37,159

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Total
(In thousands)	Outstanding		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at April 2, 2005	350,161	$3,502	$906,929	$1,762,873	$—	$204	$2,673,508
Components of comprehensive income:
Net income	—	—	—	354,149	—	—	354,149
Change in net unrealized gain on available-for-
sale securities, net of taxes of $10,540	—	—	—	—	—	17,179	17,179
Change in net unrealized gain on hedging
transactions, net of taxes	—	—	—	—	—	118	118
Cumulative translation adjustment	—	—	—	—	—	(1,692)	(1,692)
Total comprehensive income							369,754
Issuance of common shares and treasury stock under
employee stock plans	7,437	74	46,321	(13,009)	70,690	—	104,076
Reclassification of losses from reissuance of
treasury stock	—	—	502,552	(502,552)	—	—	—
Repurchase and retirement of common stock	(15,011)	(150)	(159,429)	(169,741)	(70,690)	—	(400,010)
Noncash compensation expense	31	—	735	—	—	—	735
Cash dividends declared ($0.28 per common share)	—	—	—	(97,190)	—	—	(97,190)
Reversal of reserve for cost sharing as a result of
Tax Court decision	—	—	44,713	—	—	—	44,713
Tax reconciliation and reclassification adjustments	—	—	(7,297)	—	—	—	(7,297)
Tax benefit from exercise of stock options	—	—	40,596	—	—	—	40,596
Balance at April 1, 2006	342,618	3,426	1,375,120	1,334,530	—	15,809	2,728,885
Components of comprehensive income:
Net income	—	—	—	350,672	—	—	350,672
Change in net unrealized loss on available-for-
sale securities, net of tax benefit of $8,267	—	—	—	—	—	(13,520)	(13,520)
Change in net unrealized loss on hedging
transactions, net of taxes	—	—	—	—	—	(105)	(105)
Cumulative translation adjustment	—	—	—	—	—	1,417	1,417
Total comprehensive income							338,464
Issuance of common shares under employee stock
plans	8,505	85	125,712	—	—	—	125,797
Repurchase and retirement of common stock	(55,221)	(552)	(781,371)	(648,077)	—	—	(1,430,000)
Stock-based compensation expense	—	—	90,292	—	—	—	90,292
Stock-based compensation capitalized in
inventory	—	—	2,161	—	—	—	2,161
Stock-based compensation related to prior years	—	—	2,209	—	—	—	2,209
Cash dividends declared ($0.36 per common share)	—	—	—	(120,833)	—	—	(120,833)
Tax benefit from exercise of stock options	—	—	35,765	—	—	—	35,765
Balance at March 31, 2007	295,902	2,959	849,888	916,292	—	3,601	1,772,740
Components of comprehensive income:
Net income	—	—	—	374,047	—	—	374,047
Change in net unrealized loss on available-for-
sale securities, net of tax benefit of $1,168	—	—	—	—	—	(1,863)	(1,863)
Change in net unrealized gain on hedging
transactions, net of taxes	—	—	—	—	—	1,014	1,014
Cumulative translation adjustment	—	—	—	—	—	3,052	3,052
Total comprehensive income							376,250
Issuance of common shares under employee stock
plans	8,125	80	124,660	—	—	—	124,740
Repurchase and retirement of common stock	(23,508)	(234)	(198,946)	(350,820)	—	—	(550,000)
Stock-based compensation expense	—	—	66,427	—	—	—	66,427
Stock-based compensation capitalized in
inventory	—	—	(675)	—	—	—	(675)
Effect of adoption of FIN 48	—	—	1,024	5,497	—	—	6,521
Cash dividends declared ($0.48 per common share)	—	—	—	(139,974)	—	—	(139,974)
Tax benefit from exercise of stock options	—	—	15,794	—	—	—	15,794
Balance at March 29, 2008	280,519	$2,805	$858,172	$805,042	$—	$5,804	$1,671,823

See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained primarily from independent wafer manufacturers located in Taiwan and Japan. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States, Ireland and Singapore and sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in Europe, Japan and the Asia Pacific region.

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

       Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 was a 52-week year ended on March 29, 2008. Fiscal 2007 was a 52-week year ended on March 31, 2007. Fiscal 2006 was a 52-week year ended on April 1, 2006. Fiscal 2009 will be a 52-week year ending on March 28, 2009.

       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts and customer returns, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

       Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities, asset-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Prior to March 29, 2008, short-term investments also included taxable and tax-advantaged auction rate securities. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, asset-backed securities, floating rate notes and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 29, 2008, long-term investments also included approximately $71.9 million of AAA-rated auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under FFELP that are guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

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

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity at March 29, 2008 or March 31, 2007. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other, net. The fair values for marketable debt and equity securities are determined by independent pricing sources that value the securities based on quoted market prices and pricing models except for failed auction rate securities for which the Company determined their fair value at March 29, 2008 based on internal analyses. The cost of securities matured or sold is based on the specific identification method.

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

       Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 29,	March 31,
	2008	2007
Raw materials	$13,771	$28,138
Work-in-process	76,870	109,653
Finished goods	39,609	36,781
	$130,250	$174,572

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

       Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $54.2 million, $56.0 million and $53.3 million for fiscal 2008, 2007 and 2006, respectively.

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

       Goodwill

As required by SFAS 142, goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the impairment review performed during the fourth quarter of fiscal 2008, there was no impairment of goodwill in fiscal 2008. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2009. To date, no impairment indicators have been identified.

       Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2008, approximately 83% of Xilinx’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point Xilinx has a legally enforceable right to collection under normal payment terms.

Revenue from sales to Xilinx’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no formal acceptance provisions with Xilinx’s direct customers.

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

       Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest and other, net. The remeasurement gains or losses were immaterial for fiscal 2008, 2007 and 2006.

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

       Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company’s ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency, equity and interest rate fluctuations. The

Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 29, 2008 and March 31, 2007, the Company had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	March 29,	March 31,
	2008	2007
Euro	$18,616	$-
Singapore dollar	11,938	16,902
Japanese Yen	5,364	4,309
British Pound	3,022	-
	$38,940	$21,211

The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial at March 29, 2008 and March 31, 2007. The contracts expire at various dates between April and June 2008.

The $1.00 billion debentures include provisions which qualify as embedded derivatives. Please see Note 12 below for detailed discussion about the embedded derivatives. The embedded derivatives were separated from the debentures and their fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivatives would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivatives at inception of the debentures was $2.5 million and it changed to $2.3 million and $2.1 million at March 29, 2008 and March 31, 2007, respectively. The change in the fair value of the embedded derivatives of approximately $200 thousand and $400 thousand during fiscal 2008 and 2007, respectively, was recorded as a charge or a credit to interest expense, as applicable, on the Company’s consolidated statements of income.

       Research and Development Expenses

Research and development costs are charged to expense as incurred.

       Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in Note 3. Effective April 2, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the Company to measure the cost of all employee equity awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under APB 25 and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In addition, the Company provided the required pro forma disclosures related to its stock plans in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s employee stock purchase plan is deemed a compensatory plan under SFAS 123(R). Accordingly, the employee stock purchase plan is included in the computation of stock-based compensation expense.

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

     Income Taxes

All income tax amounts reflect the use of the liability method under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes

     Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. FIN 48 requires that the cumulative effect of adopting FIN 48 shall be recorded as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets on the balance sheet. The Company adopted FIN 48 effective April 1, 2007, the first day of fiscal 2008. See Note 14 for additional information relating to the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for Xilinx), and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 for financial assets and financial liabilities to have a material effect on its financial condition and results of operations. Additionally, in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delays the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact that SFAS 157 will have on its financial condition and results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS 159 was effective for Xilinx on March 30, 2008 and the Company has made no elections to measure any financial instruments or certain other assets at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)) which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008 (fiscal 2010 for Xilinx). The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interests, as a component of equity upon adoption. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008 (fiscal 2010 for Xilinx). As of March 29, 2008, Xilinx did not have any minority interests. The adoption of SFAS 160 will not have any effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Xilinx). The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its financial condition and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The Company’s 3.125% convertible debentures due March 15, 2037 will be affected by this FSP. FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal 2010, which begins on March 29, 2009. The Company is currently evaluating the effect that the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

     Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. The warranty accrual and related provision for fiscal 2007 is predominately due to two quality issues, one related to a single vendor and another due to a settlement payment with one of the Company’s customers. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s consolidated balance sheets:

(In thousands)	2008	2007
Balance at beginning of fiscal year	$2,500	$893
Provision	1,413	4,920
Utilized	(3,913)	(3,313)
Balance at end of fiscal year	$-	$2,500

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

     Concentrations of Credit Risk

Avnet distributes the substantial majority of the Company’s products worldwide. As of March 29, 2008 and March 31, 2007, Avnet accounted for 83% and 86% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 61%, 67% and 70% of the Company’s worldwide net revenues in fiscal 2008, 2007 and 2006, respectively. The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

No end customer accounted for more than 10% of net revenues in fiscal 2008, 2007 or 2006.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agency’s credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. At March 29, 2008, 55% and 45% of its investments in debt securities were domestic and foreign issuers, respectively. See Note 5 for detailed information about the Company’s investment portfolio.

As of March 29, 2008, approximately 4% of the investment portfolio consisted of AAA-rated auction rate securities which are secured primarily by pools of student loans originated under FFELP that are guaranteed by the U. S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. As of March 29, 2008, the securities were reclassified from short-term to long-term investments on the consolidated balance sheet to reflect the securities’ final maturity dates since there can be no assurance of a successful auction in the future. The auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 5% of the investment portfolio as of March 29, 2008 and were all AAA rated with the exception of approximately $37.0 million of asset-backed securities that were downgraded in April 2008 to AA or A rating. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, mortgage-backed securities with no direct sub-prime exposure and credit card debt. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 9% of the portfolio as of March 29, 2008.

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

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS 123(R), as discussed in Note 2.

Stock-based compensation recognized beginning in fiscal 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s stock option plans and rights to acquire stock granted under the Employee Stock Purchase Plan.

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

(In thousands)	2008	2007	2006
Stock-based compensation included in:
Cost of revenues	$7,605	$10,345	$-
Research and development	31,433	41,610	-
Selling, general and administrative	27,389	38,337	-
Stock-based compensation related to prior years	-	2,209	-
Stock-based compensation effect on income before taxes	66,427	92,501	-
Income tax effect	(17,036)	(26,876)	-
Net stock-based compensation effect on net income	$49,391	$65,625	$-

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

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in fiscal 2008 and 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million was recorded as a credit to additional paid-in-capital. The total stock-based compensation released from the inventory capitalization during fiscal 2008 and 2007 was $675 thousand and $2.3 million, respectively, which resulted in an ending inventory balance of $1.5 million and $2.2 million related to stock-based compensation at March 29, 2008 and March 31, 2007, respectively. During fiscal 2008, 2007 and 2006, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $25.3 million, $35.8 million and $40.6 million, respectively.

Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only alternative allowed under SFAS 123, as amended by SFAS 148. Stock-based compensation expense recognized under SFAS 123(R) was not reflected in the Company’s results of operations for fiscal 2006 for stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Employee Stock Purchase Plan was deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred for the period prior to the adoption.

Pro forma information required under SFAS 123 for fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation, was as follows:

(In thousands, except per share amounts)	2006
Net income as reported	$354,149
Deduct: Stock-based employee compensation expense determined
under fair value method for all awards, net of tax	(82,956)
Pro forma net income	$271,193

Net income per common share:
Basic-as reported	$1.01
Basic-pro forma	$0.78

Diluted-as reported	$1.00
Diluted-pro forma	$0.76

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. Calculated under SFAS 123(R) (SFAS 123 for fiscal 2006), the per share weighted-average fair values of stock options granted during fiscal 2008, 2007 and 2006 were $7.23, $9.02 and $7.99, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2008, 2007 and 2006 were $7.20, $6.51 and $7.89, respectively. The fair value of stock options and stock purchase plan rights granted in fiscal 2008, 2007 and 2006 were estimated at the date of grant using the following weighted average assumptions:

		Stock Options		Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Expected life of options	5.3 to	6.3 to	4.8 to	0.5 to	0.5 to	0.5 to
(years)	5.4	6.4	5.0	2.0	2.0	2.0
Expected stock price volatility	0.30 to	0.31 to	0.29 to	0.32 to	0.27 to	0.27 to
	0.38	0.39	0.36	0.36	0.38	0.46
Risk-free interest rate	2.4% to	4.4% to	3.7% to	2.1% to	3.6% to	1.9% to
	5.1%	5.2%	4.8%	5.0%	5.2%	4.6%
Dividend yield	1.6% to	1.4% to	1.0% to	2.1% to	1.4% to	1.2% to
	2.8%	1.6%	1.1%	2.4%	1.8%	1.4%

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. Calculated under SFAS 123(R), the per share weighted-average fair value of RSUs granted during fiscal 2008 was $24.46. The weighted-average fair value of RSUs granted in fiscal 2008 was calculated based on estimates at the date of grant as follows:

2008
Risk-free interest rate	1.7% to 5.0%
Dividend yield	1.6% to 2.8%

Options outstanding that have vested and are expected to vest in future periods as of March 29, 2008 are as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
(Shares and intrinsic value in thousands)	of Shares	Per Share	(Years)	Intrinsic Value (1)
Vested (i.e., exercisable)	39,238	$34.33	4.44	$19,004
Expected to vest	9,458	$24.64	7.54	3,846
Total vested and expected to vest	48,696	$32.45	5.04	$22,850

Total outstanding	49,289	$32.34	5.07	$23,179

(1)	These amounts represent the difference between the exercise price and $23.09, the closing price per share of Xilinx’s stock on March 28, 2008, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $80.8 million completed vesting during fiscal 2008. As of March 29, 2008, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan was $75.3 million and $6.3 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.5 years and 0.6 years, respectively.

     Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 58.9 million shares as of March 29, 2008, including 9.6 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Plan is as follows:

Shares
Available for
(Shares in thousands)	Grant
March 31, 2007	10,000
Additional shares reserved	5,000
Stock options granted	(3,367)
Stock options cancelled	166
RSUs granted	(2,301)
RSUs cancelled	132
March 29, 2008	9,630

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
April 2, 2005	60,643	$30.18
Granted	8,489	$25.91
Exercised	(6,090)	$11.71
Forfeited/cancelled/expired	(3,212)	$38.64
April 1, 2006	59,830	$30.99
Granted	8,751	$23.50
Exercised	(6,598)	$13.88
Forfeited/cancelled/expired	(6,041)	$37.51
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17
March 29, 2008	49,289	$32.34

In July 2006, the stockholders approved the adoption of the 2007 Plan and authorized 10.0 million shares to be reserved for issuance thereunder. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Plan by 5.0 million shares. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The 2007 Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. At its 2008 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Plan by 4.0 million shares.

The total pre-tax intrinsic value of options exercised during fiscal 2008 and 2007 was $65.8 million and $75.5 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

The following information relates to options outstanding and exercisable under the Option Plans at March 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Options	Contractual	Price Per	Options	Price Per
Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share
$ 8.42 - $21.81	6,342	2.57	$19.78	5,177	$19.61
$21.85 - $23.49	9,657	6.74	$23.02	6,249	$23.18
$23.53 - $26.97	9,812	7.04	$25.76	5,242	$25.63
$27.02 - $36.48	8,549	4.52	$31.83	7,760	$32.14
$37.57 - $41.55	8,550	4.96	$39.39	8,433	$39.38
$41.56 - $96.63	6,379	2.86	$60.33	6,377	$60.34
$ 8.42 - $96.63	49,289	5.07	$32.34	39,238	$34.33

At March 31, 2007, 41.8 million options were exercisable at an average price of $32.68. At April 1, 2006, 45.2 million options were exercisable at an average price of $31.39.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$-
Granted	2,301	$24.46
Vested	—	$-
Cancelled	(132)	$25.62
March 29, 2008	2,169	$24.39

As of March 29, 2008, total unrecognized stock-based compensation costs related to RSUs was $41.3 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 3.4 years.

     Employee Qualified Stock Purchase Plan

Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of six-month exercise periods. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. More than 80% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 2.1 million shares for $36.6 million in fiscal 2008, 2.0 million shares for $34.2 million in fiscal 2007 and 1.4 million shares for $33.0 million in fiscal 2006. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of March 29, 2008, 7.8 million shares were available for future issuance out of 38.5 million shares authorized. At its 2008 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares.

Note 4. Investment in United Microelectronics Corporation

During the fourth quarter of fiscal 2008, the Company sold its remaining equity investment in UMC stock. Prior to the sale, the Company accounted for its investment in UMC as available-for-sale marketable securities in accordance with SFAS 115.

The following table summarizes the cost basis and fair values of the investment in UMC:

	March 29, 2008		March 31, 2007
	Adjusted	Fair	Adjusted	Fair
(In thousands)	Cost	Value	Cost	Value
Total investment	$ -	$ -	$ 62,537	$ 67,050

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

During the fourth quarter of fiscal 2008, the Company sold the remaining 80.5 million shares of its UMC investment for approximately $47.1 million in cash, resulting in a loss of approximately $4.7 million. The loss is included in interest and other, net in the consolidated statements of income.

During fiscal 2007, the fair value of the UMC investment decreased by $209.4 million, including the sale of shares noted above. At March 31, 2007, the Company recorded a total of $1.7 million of deferred tax liabilities and a $2.8 million balance (net of tax) in accumulated other comprehensive income associated with the UMC investment.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities:

	March 29, 2008				March 31, 2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$246,973	$—	$—	$246,973	$57,477	$—	$—	$57,477
Bank certificates of deposit	55,998	4	—	56,002	41,465	—	—	41,465
Commercial paper	375,554	—	—	375,554	414,982	—	—	414,982
Corporate bonds	61,306	549	(24)	61,831	85,902	83	(1,109)	84,876
Auction rate securities	71,850	—	—	71,850	148,835	4	—	148,839
Municipal bonds	20,787	59	(65)	20,781	95,948	317	(576)	95,689
U.S. government and
agency securities	66,390	3,504	(8)	69,886	50,945	—	(46)	50,899
Foreign government and
agency securities	252,074	466	(1)	252,539	29,644	—	(399)	29,245
Floating rate notes	367,437	20	(4,726)	362,731	378,445	32	(86)	378,391
Asset-backed securities	82,594	1	(2,372)	80,223	391,738	2	(42)	391,698
Mortgage-backed securities	139,825	4,110	(261)	143,674	50,288	114	(298)	50,104
Investment in UMC	—	—	—	—	62,537	4,513	—	67,050
Investment-other	3,030	—	(2,208)	822	2,724	—	(430)	2,294
	$1,743,818	$8,713	$(9,665)	$1,742,866	$1,810,930	$5,065	$(2,986)	$1,813,009
Included in:
Cash and cash equivalents				$749,157				$568,210
Short-term investments				429,440				502,036
Long-term investments				564,269				675,713
Investment in UMC				—				67,050
				$1,742,866				$1,813,009

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, at March 29, 2008 and March 31, 2007:

	March 29, 2008
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,988	$(23)	$2,001	$(1)	$7,989	$(24)
Municipal bonds	4,656	(42)	2,464	(23)	7,120	(65)
U.S. government and agency
securities	2,091	(8)	—	—	2,091	(8)
Foreign government and agency
securities	119,494	(1)	—	—	119,494	(1)
Floating rate notes	291,542	(4,050)	38,245	(676)	329,787	(4,726)
Asset-backed securities	38,857	(731)	38,362	(1,641)	77,219	(2,372)
Mortgage-backed securities	9,953	(261)	—	—	9,953	(261)
Investment-other	822	(2,208)	—	—	822	(2,208)
	$473,403	$(7,324)	$81,072	$(2,341)	$554,475	$(9,665)

	March 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,647	$(55)	$71,966	$(1,054)	$77,613	$(1,109)
Municipal bonds	6,573	(6)	53,491	(570)	60,064	(576)
U.S. government and agency
securities	14,942	(4)	5,402	(42)	20,344	(46)
Foreign government and agency
securities	—	—	28,700	(399)	28,700	(399)
Floating rate notes	209,663	(86)	—	—	209,663	(86)
Asset-backed securities	39,963	(42)	—	—	39,963	(42)
Mortgage-backed securities	30,810	(298)	—	—	30,810	(298)
Investment-other	2,294	(430)	—	—	2,294	(430)
	$309,892	$(921)	$159,559	$(2,065)	$469,451	$(2,986)

The gross unrealized losses on these investments were primarily due to a rising interest rate environment in fiscal 2007 and recent adverse conditions in the global credit markets in fiscal 2008. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at March 29, 2008 and March 31, 2007 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of March 29, 2008 and March 31, 2007. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes, asset-backed securities and mortgage-backed securities) at March 29, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$933,269	$931,624
Due after one year through five years	314,992	313,905
Due after five years through ten years	56,660	58,202
Due after ten years	188,894	191,340
	$1,493,815	$1,495,071

Certain information related to available-for-sale securities is as follows:

(In thousands)	2008	2007	2006
Gross realized gains on sale of available-for-sale securities	$1,437	$7,041	$169
Gross realized losses on sale of available-for-sale securities	(6,576)	(6,227)	(5,150)
Net realized gains (losses) on sale of available-for-sale securities	$(5,139)	$814	$(4,981)
Amortization of premiums on available-for-sale securities	$(8,229)	$(8,229)	$(7,798)

Note 6. Balance Sheet Information

The following tables disclose those current assets, long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

	March 29,	March 31,
(In thousands)	2008	2007
Prepaid expenses and other current assets:
Advances for wafer purchases	$4,503	$39,999
Income tax refunds receivable	430	30,641
Prepaid expenses	12,241	14,677
Interest receivable	7,359	6,818
Prepaid royalties	3,838	4,500
Other	9,151	8,341
	$37,522	$104,976

Other assets:
Deferred tax assets	$66,072	$57,802
Affordable housing credit investments	29,442	37,671
Deferred compensation plan	27,038	25,174
Debt issuance costs	19,278	19,944
Investments in intellectual property and licenses	16,703	18,057
Investments in non-marketable equity securities	22,622	17,964
Prepaid royalties and patent license	3,000	7,027
Income tax refunds receivable	31,884	-
Other	6,393	7,234
	$222,432	$190,873

Accrued payroll and related liabilities:
Accrued compensation	$61,838	$48,042
Deferred compensation plan liability	31,802	29,079
Other	7,090	6,828
	$100,730	$83,949

No individual amounts within other accrued liabilities exceed 5% of total current liabilities at March 29, 2008 or March 31, 2007.

Note 7. Impairment Loss on Investments

The Company recognized impairment losses on investments of $2.9 million, $2.0 million and $1.4 million during fiscal 2008, 2007 and 2006, respectively, related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees, certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower valuation or from the liquidation of certain investees.

Note 8. Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2017. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)
2009	$10,250
2010	8,142
2011	6,077
2012	1,804
2013	1,559
Thereafter	3,431
$31,263

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $7.4 million at March 29, 2008. Rent expense, net of rental income, under all operating leases was $8.2 million for fiscal 2008, $8.7 million for fiscal 2007 and $6.5 million for fiscal 2006. Rental income, which includes rents received from both owned and leased property, was not material for fiscal 2008, 2007 or 2006.

Other commitments at March 29, 2008 totaled $74.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 29, 2008, the Company also had $21.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 9. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 3.6 million, 5.7 million and 6.0 million common equivalent shares attributable to outstanding stock awards for fiscal 2008, 2007 and 2006, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 39.9 million, 40.7 million and 31.1 million shares, for fiscal 2008, 2007 and 2006, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see Note 12). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $31.18 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $31.18 per share, using the treasury stock method. The conversion price of $31.18 per common share excludes any potential adjustments to the conversion ratio provided under the terms of the debentures.

Note 10. Interest and Other, Net

The components of interest and other, net are as follows:

(In thousands)	2008	2007	2006
Interest income	$94,022	$80,436	$56,859
Interest expense	(32,001)	(2,155)	-
Gain (loss) on sale of the UMC investment	(4,731)	7,016	-
Other, net	(4,540)	32	(10,901)
	$52,750	$85,329	$45,958

Note 11. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the Company results from unrealized gains (losses) on its available-for-sale securities, net of taxes, foreign currency translation adjustments and hedging transactions.

The components of comprehensive income are as follows:

(In thousands)	2008	2007	2006
Net income	$374,047	$350,672	$354,149
Net change in unrealized gain (loss) on available-for-
sale securities, net of tax	(2,512)	(16,943)	15,287
Reclassification adjustment for losses on available-for-
sale securities, net of tax, included in net income	649	3,423	1,892
Net change in unrealized gain (loss) on hedging
transactions, net of tax	1,014	(105)	118
Net change in cumulative translation adjustment	3,052	1,417	(1,692)
Comprehensive income	$376,250	$338,464	$369,754

The components of accumulated other comprehensive income at fiscal year-ends are as follows:

(In thousands)	March 29,	March 31,
	2008	2007
Accumulated unrealized gain (loss) on available-for-sale securities,
net of tax	$(586)	$1,277
Accumulated unrealized gain on hedging transactions, net of tax	1,027	13
Accumulated cumulative translation adjustment	5,363	2,311
Accumulated other comprehensive income	$5,804	$3,601

The change in the accumulated unrealized gain (loss) on available-for-sale securities, net of tax, at March 29, 2008, primarily reflects the decrease in value of the UMC investment since March 31, 2007 and the sale of the remaining UMC investment in fiscal 2008 (see Note 4). In addition, the unrealized loss on the Company’s short-term and long-term investments decreased by $1.5 million during fiscal 2008 due to liquidation of certain investments with loss positions and changes in interest rates.

Note 12. Convertible Debentures and Revolving Credit Facility

     3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for fiscal 2008 and 2007 totaled $32.0 million and $2.2 million, respectively, and was included in interest and other, net on the consolidated statements of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of March 29, 2008, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statements of income. The fair value of the derivative as of March 29, 2008 and March 31, 2007 was $2.3 million and $2.1 million, respectively. The balance of the debentures on the Company’s consolidated balance sheets at March 29, 2008 and March 31, 2007 was $999.9 million and $999.6 million, respectively, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

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

      Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of March 29, 2008, the Company has made no borrowings under this credit facility.

Note 13. Stockholders’ Equity

      Preferred Stock

The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 29, 2008 and March 31, 2007, no preferred shares were issued or outstanding.

      Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 26, 2007, the Board authorized the repurchase of up to $1.50 billion of common stock. On February 25, 2008, the Board authorized the repurchase of up to an additional $800.0 million of common stock. These share repurchase programs have no stated expiration date. Through March 29, 2008, the Company had repurchased $1.31 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held at March 29, 2008 or March 31, 2007.

During the second, third and fourth quarters of fiscal 2008 and all four quarters of fiscal 2007, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $550.0 million for fiscal 2008 and $1.05 billion for fiscal 2007. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under the terms of the accelerated share repurchase program (ASR) entered into during the fourth quarter of fiscal 2007, the Company paid $700.0 million upfront in exchange for a minimum number of shares (25.7 million) of its common stock, which were delivered to the Company in fiscal 2007. The $700.0 million was recorded in stockholders’ equity in fiscal 2007. Upon completion of the ASR on June 19, 2007, the Company did not receive any additional shares since the volume weighted-average price, during an averaging period, less a specified discount, exceeded the upside threshold price specified in the ASR of $27.21. In addition, under the guidelines of Rule 10b5-1 under the Exchange Act, Xilinx entered into other agreements with the same independent financial institutions within the first, second and fourth quarters of fiscal 2007 to repurchase additional shares on its behalf after the conclusion of the purchase period of the aforementioned agreements. As of March 29, 2008, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

During fiscal 2008, 2007 and 2006, the Company repurchased a total of 23.5 million, 55.2 million and 15.0 million shares of common stock for $550.0 million, $1.43 billion and $400.0 million, respectively.

      Dividend

On February 25, 2008, the Board of Directors approved an increase to the Company’s quarterly common stock dividend from $0.12 per common share to $0.14 per common share, which is payable on May 28, 2008 to stockholders of record at the close of business on May 7, 2008.

Note 14. Income Taxes

The provision for income taxes consists of the following:

(In thousands)		2008	2007	2006
Federal:	Current	$81,147	$36,088	$42,382
	Deferred	4,414	31,739	29,804
		85,561	67,827	72,186

State:	Current	(3,359)	14,383	4,130
	Deferred	(3,415)	(24,531)	(2,148)
		(6,774)	(10,148)	1,982

Foreign:	Current	21,590	22,912	29,909
	Deferred	(330)	(117)	(1,624)
		21,260	22,795	28,285
Total		$100,047	$80,474	$102,453

The domestic and foreign components of income before income taxes were as follows:

	2008	2007	2006
Domestic	$49,955	$17,215	$59,966
Foreign	424,139	413,931	396,636
Income before income taxes	$474,094	$431,146	$456,602

The tax benefits associated with stock option exercises and the employee stock purchase plan credited to additional paid-in capital were $15.8 million, $35.8 million and $40.6 million, for fiscal 2008, 2007 and 2006, respectively.

At March 29, 2008, the Company had federal and state net operating loss carryforwards of approximately $20.8 million. If unused, these carryforwards will expire in 2014 through 2026. The Company had federal and state R&D tax credit carryforwards of approximately $99.6 million, federal affordable housing tax credit carryforwards of approximately $17.9 million and no other state credit carryforwards. If unused, $39.6 million of the tax credit carryforwards will expire in 2025 through 2028.

Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, are approximately $659.0 million as of March 29, 2008. The residual U.S. tax liability, if such amounts were remitted, would be approximately $199.9 million.

The provision for income taxes reconciles to the amount obtained by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	2008	2007	2006
Income before provision for taxes	$474,094	$431,146	$456,602
Federal statutory tax rate	35%	35%	35%
Computed expected tax	165,933	150,901	159,811
State taxes, net of federal benefit	(6,709)	(2,938)	(1,233)
Non-deductible stock-based compensation	2,676	4,976	-
Tax exempt interest	(721)	(3,542)	(4,196)
Foreign earnings at lower tax rates	(55,949)	(51,775)	(51,430)
Effect of IRS settlements	-	-	(9,434)
Tax credits	(5,054)	(12,323)	(7,674)
Dividend (American Jobs Creation Act)	-	-	24,886
Correction of deferred accounting for investment in UMC	-	-	(9,816)
Release of valuation allowance	-	(90)	(8,936)
Deferred compensation	606	(703)	3,752
Write-off of in-process R&D	-	-	1,575
Other	(735)	(4,032)	5,148
Provision for income taxes	$100,047	$80,474	$102,453

The Company has manufacturing operations in Ireland and Singapore. In Ireland, the Company operates under a special tax regime granted for manufacturing status. Under this regime, the majority of the income earned in Ireland is subject to tax at 10%. The regime granting manufacturing status is effective through fiscal 2010. The tax benefit from this special status for fiscal 2008 is approximately $1.5 million on income considered permanently reinvested outside the U.S. The Company has been granted “Pioneer Status” in Singapore that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 20% to zero. The benefit of Pioneer Status in Singapore for fiscal 2008 is approximately $17.3 million ($0.06 per common share) on income considered permanently reinvested outside the U.S. The tax effect of these low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following at March 29, 2008 and March 31, 2007:

(In thousands)	2008	2007
Deferred tax assets:
Inventory valuation differences	$9,569	$11,962
Stock-based compensation	42,760	25,996
Deferred income on shipments to distributors	30,733	34,234
Accrued expenses	57,563	36,417
Tax loss carryforwards	10,403	9,586
Tax credit carryforwards	88,123	132,380
Intangible and fixed assets	20,612	11,370
Strategic and equity investments	9,337	8,083
Deferred compensation plan	12,975	11,688
Unrealized losses on available-for-sale securities	366	-
Other	2,393	6,995
Total deferred tax assets	284,834	288,711
Deferred tax liabilities:
Unremitted foreign earnings	(146,916)	(192,018)
Capital gain from merger of USIC with UMC	-	(13,276)
Unrealized gains on available-for-sale securities	-	(802)
State income taxes	(25,352)	(23,312)
Convertible debt	(18,099)	(286)
Other	(6,039)	(3,200)
Total deferred tax liabilities	(196,406)	(232,894)
Valuation allowance	0	0
Total net deferred tax assets	$88,428	$55,817

Long-term deferred tax assets of $66.1 million and $57.8 million at March 29, 2008 and March 31, 2007, respectively, are included in other assets on the consolidated balance sheet (see Note 6).

The Company adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and increases in the April 1, 2007 balances of additional paid-in capital and retained earnings of $1.0 million and of $5.5 million, respectively. The Company’s total gross unrecognized tax benefits upon adoption were $103.1 million. In addition, consistent with the provisions of FIN 48, the Company reclassified $30.0 million of income tax liabilities from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in long-term income taxes payable in the consolidated balance sheet.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for fiscal 2008 is as follows (in thousands):

Gross unrecognized tax benefits at April 1, 2007	$103,103
Increases in tax positions for prior years	7,035
Decreases in tax positions for prior years	(7,646)
Increases in tax positions for current year	13,211
Settlements	-
Lapse in statute of limitations	(10,624)
Gross unrecognized tax benefits at March 29, 2008	$105,079

If the remaining balance of $105.1 million of unrecognized tax benefits at March 29, 2008 were realized in a future period, it would result in a tax benefit of $44.7 million and a reduction of the effective tax rate.

The Company’s policy to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. The balance of accrued interest and penalties recorded in the consolidated balance sheet at April 1, 2007 was $1.5 million. This amount was also reclassified from current to non-current liabilities upon adoption of FIN 48. Interest and penalties included in the Company’s provision for income taxes totaled $1.4 million for fiscal 2008.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2002. The Company is currently under examination by the IRS and California Franchise Tax Board for fiscal 2005. The Company believes that due to various factors, including the current development of ongoing audits, it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues were settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. Management has assessed the risk of loss, and determined that no accrual is required. If the Company were to lose on appeal, the amount due to the IRS would be approximately $39.3 million. Of that amount, $6.2 million would be an expense to the consolidated statement of income and the remaining $33.1 million would be an adjustment to additional paid-in capital. The Company would also be required to reverse $7.6 million of interest income accrued to date on prepayments to the IRS.

Note 15. Segment Information

Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Enterprise wide information is provided in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Geographic revenue information for fiscal 2008, 2007 and 2006 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while goodwill is based on the location of the owning entity.

Net revenues by geographic region were as follows:

(In thousands)	2008	2007	2006
North America:
United States	$696,367	$727,443	$676,778
Other	21,430	3,894	38,074
Total North America	717,797	731,337	714,852
Asia Pacific:
China	205,184	159,389	162,400
Other	321,106	307,223	244,321
Total Asia Pacific	526,290	466,612	406,721
Europe	407,186	426,922	352,841
Japan	190,099	217,868	251,836
Worldwide total	$1,841,372	$1,842,739	$1,726,250

Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	March 29,	March 31,	April 1,
	2008	2007	2006
United States	$385,669	$399,472	$384,751
Foreign:
Ireland	72,947	73,254	74,919
Singapore	51,756	44,300	12,881
Other	12,013	13,965	10,790
Total foreign	136,716	131,519	98,590
Worldwide total	$522,385	$530,991	$483,341

Note 16. Litigation Settlements and Contingencies

      Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeal for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. Management has assessed the risk of loss, and determined that no accrual is required (see Note 14).

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

      Sales Representative Agreements Litigation

In the second quarter of fiscal 2006, the Company accrued an additional $3.2 million that represented the settlement payment for litigation related to an agreement with a sales representative.

      Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 17. Business Combination

      AccelChip, Inc.

In January 2006, Xilinx completed the acquisition of AccelChip, a privately-held company that provides MATLAB® synthesis software tools for designing digital signal processing systems. The AccelChip acquisition aligns with Xilinx’s strategy for its existing DSP products and product development roadmaps, since both AccelChip and Xilinx have significant customer overlap and synergy across the digital communications, multimedia, video and imaging, and defense systems market segments. The acquisition was accounted for under the purchase method of accounting. The total purchase price for AccelChip was $19.6 million in cash, including $436 thousand of acquisition related costs. In connection with the transaction, Xilinx recorded a charge to operations for acquired in-process R&D of $4.5 million. In addition, Xilinx recorded approximately $8.9 million of goodwill and $9.7 million of other intangible assets, which resulted in amortization expense of approximately $500 thousand in fiscal 2006. The financial results for AccelChip are included in the Company’s consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of AccelChip prior to the acquisition. Xilinx had an equity investment in AccelChip of $2.6 million prior to the acquisition. The investment, which was included in the total purchase price of $19.6 million, was previously accounted for under the cost method of accounting.

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

Note 18. Goodwill and Acquisition-Related Intangibles

As of March 29, 2008 and March 31, 2007, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)
	2008	2007	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	21,335	18,714
Patents-net	1,417	4,038

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	52,550	48,370
Miscellaneous intangibles-net	6,408	10,588

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	73,885	67,084
Total acquisition-related intangibles-net	$7,825	$14,626

Amortization expense for all intangible assets for fiscal 2008, 2007 and 2006 was $6.8 million, $8.0 million and $7.0 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at March 29, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: 2009 - $5.3 million; 2010 - $1.5 million; 2011 - $1.0 million.

Note 19. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $8.1 million, $5.9 million and $5.4 million in fiscal 2008, 2007 and 2006, respectively. For employees in the U.S., the Company provides discretionary 401(k) contributions when performance targets are met. As permitted under Section 401(k) of the Internal Revenue Code, Xilinx’s 401(k) Plan (the 401(k) Plan) allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2003, participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees, and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. At March 29, 2008, there were approximately 118 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. At March 29, 2008, Plan assets were $27.0 million and obligations were $31.8 million. At March 31, 2007, Plan assets were $25.2 million and obligations were $29.1 million.

     REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 29, 2008 and March 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2008. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 29, 2008 and March 31, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Note 2 to the consolidated financial statements, on April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Xilinx, Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
May 27, 2008

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited Xilinx, Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 29, 2008 and March 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2008 of Xilinx, Inc. and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
May 27, 2008

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning	Charged	Deductions	Balance at
	of Year	(Credited) to	(a)	End of Year
		Income
For the year ended April 1, 2006:
Allowance for doubtful accounts	$3,803	$582 (b)	$783	$3,602
Allowance for customer returns	$66	$90	$61	$95

For the year ended March 31, 2007:
Allowance for doubtful accounts	$3,602	$519 (c)	$466	$3,655
Allowance for customer returns	$95	$(4)	$9	$82

For the year ended March 29, 2008:
Allowance for doubtful accounts	$3,655	$-	$21	$3,634
Allowance for customer returns	$82	$(3)	$79	$-

(a)	Represents amounts written off against the allowances or customer returns.

(b)	In fiscal 2006, the amount includes $382 of allowance recorded in the acquisition of AccelChip which was not charged to operations.

(c)	In fiscal 2007, the amount represents recovery of bad debts that were previously charged against the allowance for doubtful accounts which had no impact on operations.

SUPPLEMENTARY FINANCIAL DATA
Quarterly Data (Unaudited)

(In thousands, except per share amounts)	First	Second	Third	Fourth
Year ended March 29, 2008 (1)	Quarter	Quarter	Quarter	Quarter
Net revenues	$445,912	$444,894	$474,806	$475,760
Gross margin	277,434	274,772	300,392	301,786
Income before income taxes	111,001	113,881	129,731	119,481	(2)
Net income	84,278	89,698	103,592	96,479
Net income per common share: (3)
Basic	$0.28	$0.30	$0.36	$0.34
Diluted	$0.28	$0.30	$0.35	$0.34
Shares used in per share calculations:
Basic	297,720	298,008	289,703	284,523
Diluted	303,198	302,226	293,036	286,321
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes a loss on the sale of the Company’s remaining UMC investment of $4,732 and an impairment loss on investments of $2,850.

(3)

Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)	First		Second		Third		Fourth
Year ended March 31, 2007 (1)	Quarter		Quarter		Quarter		Quarter
Net revenues	$481,362		$467,180		$450,725		$443,472
Gross margin	289,303		286,600		272,762		275,431
Income before income taxes	107,467	(2)	119,288	(3)	103,117	(4)	101,274	(5)
Net income	82,491		93,046		87,509		87,626
Net income per common share: (6)
Basic	$0.24		$0.27		$0.26		$0.27
Diluted	$0.24		$0.27		$0.26		$0.27
Shares used in per share calculations:
Basic	341,853		339,431		334,062		325,115
Diluted	348,988		343,192		339,669		330,243
Cash dividends declared per common share	$0.09		$0.09		$0.09		$0.09

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes stock-based compensation related to prior years of $2,209 and an impairment loss on investments of $437.

(3)	Income before income taxes includes a gain of $5,993 from the sale of a portion of the Company’s UMC investment.

(4)

Income before income taxes includes a loss related to litigation settlements and contingencies of $2,500, an impairment loss on investments of $1,513 and a gain of $1,023 from the sale of a portion of the Company’s UMC investment.

(5)	Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that the Company no longer intends to occupy.

(6)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.’s management, including our CEO and CFO of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal control over financial reporting involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.

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

Management has used the criteria established in the Report ‘Internal Control — Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 29, 2008.

The effectiveness of the Company’s internal control over financial reporting as of March 29, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning the Company's executive officers is incorporated herein by reference to Item 1. “Business – Executive Officers of the Registrant" within this Form 10-K.

The information required by this item concerning the Company's directors and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal One-Election of Directors,” “Board of Directors – Principles of Corporate Governance,” and “Director Independence, Board Meetings and Committees” in our Proxy Statement.

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our codes of conduct and ethics and significant corporate governance principles are available on the investor relations page of our website at www.investor.xilinx.com. Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Xilinx, Inc., 2100 Logic Drive, San Jose CA 95124.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated herein by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(4) of Regulation S-K is incorporated herein by reference to the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(5) of Regulation S-K is incorporated herein by reference to the section entitled “Report of the Compensation Committee of the Board of Directors” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item pursuant to Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below.

The table below sets forth certain information as of March 29, 2008 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (shares in thousands):

Equity Compensation Plan Information

	A		B		C
					Number of Securities
					Remaining Available for
	Number of Securities				Future Issuance under
	to be Issued upon		Weighted-average		Equity Compensation
	Exercise of		Exercise Price of		Plans (excluding
	Outstanding Options,		Outstanding Options,		securities reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	46,030		$32.91		0	(1)
2007 Plan	5,370	(2)	$24.41	(3)	9,630	(4)

Employee Stock Purchase Plan	N/A		N/A		7,847
Total-Approved Plans	51,400		$32.36		17,477
Equity Compensation Plans NOT Approved by Security Holders (5)
Supplemental Stock Option
Plan (6)	14		$33.81		0
Total-All Plans	51,414		$32.36		17,477

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes 2.2 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)	On July 26, 2006, the stockholders approved the adoption of the 2007 Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007 our stockholders authorized the reserve of an additional 5.0 million shares. All of the shares reserved for issuance under the 2007 Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

(5)	In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company. Of this amount, a total of 44 thousand option shares, with an average weighted exercise price of $18.71, remained outstanding as of March 29, 2008. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips' stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

(6)	Under the Supplemental Stock Option Plan, options were granted to employees and consultants of the Company, however neither officers nor members of our Board of Directors were eligible for grants under the Supplemental Stock Option Plan. Only non-qualified stock options were granted under the Supplemental Stock Option Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment) and such options generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option granted under the Supplemental Stock Option Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning related party transactions is incorporated herein by reference to the section entitled “Related Transactions” in our Proxy Statement.

The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Director Independence, Board Meetings and Committees” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections entitled “Ratification of Appointment of External Auditors” and “Fees Paid to Ernst & Young LLP” in our Proxy Statement.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

EXHIBIT LIST

			Incorporated by Reference

Exhibit	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed
No						Herewith
3.1	Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	05/30/07

3.2	Bylaws of the Company, as amended and restated as of May 3, 2006	10-K	000-18548	3.2	05/31/06

4.1	Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	05/30/07

4.2	Registration Rights Agreement dated March 5, 2007 between the Company and J.P. Morgan Securities Inc.	10-K	000-18548	4.2	05/30/07

10.1*	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	06/11/90

10.2*	1990 Employee Qualified Stock Purchase Plan	S-8	333-127318	4.1	08/09/05

10.3*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	08/09/05

10.4*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	06/11/90

10.5†	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation and the Company	10-K	000-18548	10.16	06/27/96

10.6†	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997	10-Q	000-18548	10.5	02/05/98

10.7*	Supplemental Stock Option Plan	10-K	000-18548	10.16	06/17/02

10.8	Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/04/05

10.9*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	08/12/05

10.10*	Letter Agreement dated October 20,2006 between the Company and Iain Morris	8-K	000-18548	99.2	11/02/06

10.11*	2007 Equity Incentive Plan	10-K	000-18548	10.23	05/30/07

10.12*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	05/30/07

10.13*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	05/30/07

10.14*	Form of Performance Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	07/05/07

10.15*	Summary of Fiscal 2008 Executive Incentive Plan	8-K	000-18548	N/A	07/30/07

10.16*	Amended and Restated Executive Succession Agreement dated November 7, 2007 between the Company and Willem P. Roelandts	10-Q	000-18548	10.27	11/08/07

10.17*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	01/07/08

10.18*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	02/20/08

12.1	Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Company					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein.

†	Confidential treatment requested as to certain portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of May 2008.

XILINX, INC.

By: /s/ Moshe N. Gavrielov

Moshe N. Gavrielov,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Moshe N. Gavrielov and Jon A. Olson, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MOSHE N. GAVRIELOV	President and Chief Executive Officer (Principal
(Moshe N. Gavrielov)	Executive Officer) and Director	May 28, 2008

/S/ JON A. OLSON	Senior Vice President, Finance and Chief	May 28, 2008
(Jon A. Olson)	Financial Officer (Principal Accounting and
Financial Officer)

/S/ WILLEM P. ROELANDTS	Chairman of the Board of Directors	May 28, 2008
(Willem P. Roelandts)

/S/ JOHN L. DOYLE	Director	May 28, 2008
(John L. Doyle)

/S/ JERALD G. FISHMAN	Director	May 28, 2008
(Jerald G. Fishman)

/S/ PHILIP T. GIANOS	Director	May 28, 2008
(Philip T. Gianos)

/S/ WILLIAM G. HOWARD, JR.	Director	May 28, 2008
(William G. Howard, Jr.)

/S/ J. MICHAEL PATTERSON	Director	May 28, 2008
(J. Michael Patterson)

/S/ MARSHALL C. TURNER	Director	May 28, 2008
(Marshall C. Turner)

/S/ ELIZABETH W. VANDERSLICE	Director	May 28, 2008
(Elizabeth W. Vanderslice)