Form 10-Q
period 2008-06-28
XILINX INC
filed 2008-08-05
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______ .

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at July 23, 2008
Common Stock, $.01 par value	276,447,326

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007
Net revenues	$488,246	$445,912
Cost of revenues	176,506	168,478
Gross margin	311,740	277,434

Operating expenses:
Research and development	90,734	87,870
Selling, general and administrative	93,004	90,199
Amortization of acquisition-related intangibles	1,425	1,897
Restructuring charges	19,536	—
Total operating expenses	204,699	179,966

Operating income	107,041	97,468
Impairment loss on investments	(4,621)	—
Interest and other, net	5,705	13,533

Income before income taxes	108,125	111,001

Provision for income taxes	24,196	26,723

Net income	$83,929	$84,278

Net income per common share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

Cash dividends declared per common share	$0.14	$0.12

Shares used in per share calculations:
Basic	278,165	297,720
Diluted	280,881	303,198

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
(In thousands, except par value amounts)	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$769,476	$866,995
Short-term investments	469,237	429,440
Accounts receivable, net	205,480	249,147
Inventories	140,372	130,250
Deferred tax assets	95,861	106,842
Prepaid expenses and other current assets	52,072	37,522
Total current assets	1,732,498	1,820,196

Property, plant and equipment, at cost	798,258	789,446
Accumulated depreciation and amortization	(399,376)	(385,016)
Net property, plant and equipment	398,882	404,430
Long-term investments	607,253	564,269
Goodwill	117,955	117,955
Acquisition-related intangibles, net	6,399	7,825
Other assets	228,068	222,432
Total Assets	$3,091,055	$3,137,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,867	$59,402
Accrued payroll and related liabilities	114,029	100,730
Income taxes payable	6,787	39,258
Deferred income on shipments to distributors	99,789	111,678
Other accrued liabilities	52,998	29,598
Total current liabilities	337,470	340,666

Convertible debentures	999,552	999,851

Deferred tax liabilities	100,548	84,486

Long-term income taxes payable	42,756	39,122

Other long-term liabilities	1,138	1,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,761	2,805
Additional paid-in capital	822,891	858,172
Retained earnings	780,931	805,042
Accumulated other comprehensive income	3,008	5,804
Total stockholders’ equity	1,609,591	1,671,823
Total Liabilities and Stockholders’ Equity	$3,091,055	$3,137,107

(1)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$83,929	$84,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,420	12,446
Amortization	4,226	4,605
Stock-based compensation	14,423	16,521
Impairment loss on investments	4,621	—
Net (gain) loss on sale of available-for-sale securities	(405)	757
Convertible debt derivatives – revaluation and amortization	(299)	(799)
Tax benefit from exercise of stock options	2,313	8,286
Excess tax benefit from stock-based compensation	(2,864)	(7,843)
Changes in assets and liabilities:
Accounts receivable, net	43,668	(26,098)
Inventories	(10,213)	28,554
Deferred income taxes	25,602	18,704
Prepaid expenses and other current assets	(14,888)	2,847
Other assets	(7,484)	(1,666)
Accounts payable	4,465	(19,043)
Accrued liabilities (including restructuring activities)	36,709	19,867
Income taxes payable	(28,838)	(24,220)
Deferred income on shipments to distributors	(11,888)	9,128
Net cash provided by operating activities	158,497	126,324

Cash flows from investing activities:
Purchases of available-for-sale securities	(270,827)	(530,970)
Proceeds from sale and maturity of available-for-sale securities	182,081	401,602
Purchases of property, plant and equipment	(9,873)	(15,599)
Other investing activities	—	(1,600)
Net cash used in investing activities	(98,619)	(146,567)

Cash flows from financing activities:
Repurchases of common stock	(150,000)	—
Proceeds from issuance of common stock through various stock plans	28,667	40,203
Payment of dividends to stockholders	(38,928)	(35,718)
Excess tax benefit from stock-based compensation	2,864	7,843
Net cash provided by (used in) financing activities	(157,397)	12,328

Net decrease in cash and cash equivalents	(97,519)	(7,915)

Cash and cash equivalents at beginning of period	866,995	635,879

Cash and cash equivalents at end of period	$769,476	$627,964

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$45,032	$23,599

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 29, 2008. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2009 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 is a 52-week year ending on March 28, 2009. Fiscal 2008, which ended on March 29, 2008, was a 52-week fiscal year. The quarters ended June 28, 2008 and June 30, 2007 each included 13 weeks.

     Reclassifications

Certain immaterial amounts from the prior period have been reclassified to conform to the current period presentation. These changes had no impact on previously reported net income.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective March 30, 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS 157 on March 30, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157 for which the effective date has been delayed by FSP 157-2 on its consolidated financial condition and results of operations. See Note 3 for additional information relating to the adoption of SFAS 157.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fourth quarter of fiscal 2009 for Xilinx). The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial condition and results of operations.

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

3. Fair Value Measurements

Effective March 30, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

     Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 assets consist of U.S. Treasury securities, money market funds and marketable equity securities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes, certain asset-backed securities and mortgage-backed securities. The Company’s Level 2 assets also include foreign currency forward contracts.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company’s Level 3 assets and liabilities include student loan auction rate securities, certain asset-backed securities and the embedded derivatives related to the convertible debentures.

     Assets/Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	June 28,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Cash equivalents	$163,362	$490,714	$-	$654,076
Short-term investments	-	469,238	-	469,238
Long-term investments	27,420	435,791	144,042	607,253
Foreign currency forward contracts (net)	-	525	-	525
Total assets measured at fair value	$190,782	$1,396,268	$144,042	$1,731,092

Liabilities:
Convertible debentures – embedded derivative	$-	$-	$1,960	$1,960
Total liabilities measured at fair value	$-	$-	$1,960	$1,960

Net assets measured at fair value	$190,782	$1,396,268	$142,082	$1,729,132

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 28, 2008:

(In thousands)	Level 3
Balance at March 29, 2008	$147,580
Total realized gain on embedded derivative included in interest and other, net	320
Total unrealized losses included in other comprehensive income	(4,868)
Net settlements (1)	(950)
Balance at June 28, 2008	$142,082

(1)	During the first quarter of fiscal 2009, $950 thousand of student loan auction rate securities were redeemed for cash at par value.

Marketable securities measured at fair value using Level 3 inputs were comprised of $70.2 million of student loan auction rate securities and $73.9 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Recent auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates and expected interest rates to be paid to investors. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The Company also considered a liquidity discount that represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The impact of such liquidity discount was not material to the fair value determination of the student loan auction rate securities. The Company has the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. All of the Company’s student loan auction rate securities are AAA rated and are recorded in long-term investments on its condensed consolidated balance sheets since there can be no assurance of a successful auction in the future.

$73.9 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for $38.9 million of the senior class asset-backed securities that were rated AAA by using prices from pricing services that could not be corroborated by observable market data. The Company determined the fair values for the remaining $35.0 million of senior class asset-backed securities that were rated AA or A by using pricing models or similar valuation techniques with inputs such as benchmark yields, credit ratings of the underlying securities, estimated credit spreads, estimated underlying collateral prices derived from comparable benchmark indexes, the existing subordination protection to the senior class asset-backed securities and estimated liquidity discounts. The $73.9 million senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. The Company has the ability and intent to hold these senior class asset-backed securities until final maturity that ranges from September 2009 to September 2010.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures (debentures) to an initial purchaser in a private offering. The debentures included embedded features which qualify as embedded derivatives under SFAS 133. The embedded derivatives were separately accounted for as a discount on the debentures and their fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivatives, if any, is recorded in the income statement. The Company uses a derivative valuation model to derive the value of the embedded derivatives. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

     Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. In determining whether a decline in the value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status, subsequent rounds of financing and the related valuation and/or our participation in such financings, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. The Company recognized an impairment loss on non-marketable equity investments of $2.3 million during the first quarter of fiscal 2009.

4. Stock-Based Compensation Plans

The Company’s equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees as well as align stockholder and employee interests.

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Stock-based compensation included in:
Cost of revenues	$1,582	$2,171
Research and development	6,354	7,301
Selling, general and administrative	6,228	7,049
Restructuring charges	259	-
	$14,423	$16,521

During the first quarter of fiscal 2009 and 2008, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $3.8 million and $8.9 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. The per-share weighted-average fair values of stock options granted during the first quarter of fiscal 2009 and 2008 were $7.44 and $8.91, respectively. The fair value of stock options granted in the first quarter of fiscal 2009 and 2008 were estimated at the date of grant using the following assumptions:

	Three Months Ended
	June 28,	June 30,
	2008	2007
Expected life of options (years)	5.4	5.4
Expected stock price volatility	0.33 to 0.35	0.31
Risk-free interest rate	2.7% to 3.5%	4.6% to 5.1%
Dividend yield	2.1% to 2.3%	1.6% to 1.9%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year.

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. Calculated under SFAS 123(R), the per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2009 and 2008 were $24.93 and $26.60, respectively. The weighted-average fair values of RSUs granted in the first quarter of fiscal 2009 and 2008 were calculated based on estimates at the date of grant as follows:

Three Months Ended
	June 28,	June 30,
	2008	2007
Risk-free interest rate	2.0% to 3.2%	4.6% to 5.0%
Dividend yield	2.1% to 2.3%	1.6% to 1.8%

     Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17
March 29, 2008	49,289	$32.34
Granted	607	$26.36
Exercised	(1,497)	$19.37
Forfeited/cancelled/expired	(749)	$33.96
June 28, 2008	47,650	$32.65

Options exercisable at:
March 29, 2008	39,238	$34.33
June 28, 2008	38,552	$34.59

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. On August 9, 2007, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Plan by 5.0 million shares. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The 2007 Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of June 28, 2008, 9.0 million shares remained available for grant under the 2007 Plan. At its 2008 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Plan by 4.0 million shares.

The total pre-tax intrinsic value of options exercised during the three months ended June 28, 2008 and June 30, 2007 was $10.7 million and $25.5 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$—
Granted	2,301	$24.46
Vested	—	$—
Cancelled	(132)	$25.62
March 29, 2008	2,169	$24.39
Granted	87	$24.93
Vested	(6)	$26.77
Cancelled	(40)	$24.90
June 28, 2008	2,210	$24.43

     Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2009 or 2008. The next scheduled purchase under the Employee Stock Purchase Plan is in the second quarter of fiscal 2009. As of June 28, 2008, 7.8 million shares were available for future issuance out of 38.5 million shares authorized. At its 2008 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares.

5. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 2.7 million and 5.5 million common equivalent shares attributable to outstanding stock awards for the first quarter of fiscal 2009 and 2008, respectively, that are not included in basic net income per common share.

Outstanding out-of-the-money stock options to purchase approximately 33.3 million and 32.5 million shares, for the first quarter of fiscal 2009 and 2008, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see Note 7). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $31.18 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $31.18 per share, using the treasury stock method. The conversion price of $31.18 per common share excludes any potential adjustments to the conversion ratio provided under the terms of the debentures.

6. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	June 28,	March 29,
(In thousands)	2008	2008
Raw materials	$14,349	$13,771
Work-in-process	86,471	76,870
Finished goods	39,552	39,609
	$140,372	$130,250

7. Convertible Debentures and Revolving Credit Facility

     3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the first quarter of fiscal 2009 and 2008 totaled $8.0 million for each period and was included in interest and other, net on the condensed consolidated statements of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of June 28, 2008, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statements of income. The fair value of the derivative as of June 28, 2008 and March 29, 2008 was $2.0 million and $2.3 million, respectively. The balance of the debentures on the Company’s condensed consolidated balance sheets at June 28, 2008 and March 29, 2008 was $999.6 million and $999.9 million, respectively, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company was required to file a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the debentures. In addition, the Company must maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures or until the securities can be traded without registration. If the Company fails to meet these terms, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company filed the shelf registration statement with the SEC in June 2007 and fulfilled its registration obligations.

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of June 28, 2008, the Company has made no borrowings under this credit facility.

8. Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 26, 2007, the Board authorized the repurchase of up to $1.50 billion of common stock. On February 25, 2008, the Board authorized the repurchase of up to an additional $800.0 million of common stock. These share repurchase programs have no stated expiration date. Through June 28, 2008, the Company had repurchased $1.46 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held at June 28, 2008 or March 29, 2008.

During the first quarter of fiscal 2009, the Company entered into a stock repurchase agreement with an independent financial institution. Under this agreement, Xilinx provided this financial institution with an up-front payment of $150.0 million for the first quarter of fiscal 2009. This financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. As of June 28, 2008 and June 30, 2007, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

During the first quarter of fiscal 2009, the Company repurchased a total of 5.9 million shares of common stock for $150.0 million. During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock.

9. Restructuring Charges

In June 2008, Xilinx announced a functional reorganization to better serve its customers and improve its operating performance. As a result of the reorganization, Xilinx eliminated 248 positions, or approximately 7% of the Company’s global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan is expected to be completed by the end of the second quarter of fiscal 2009.

The Company expects to record total restructuring charges of approximately $21.5 million in connection with the reorganization. These pre-tax charges are comprised of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and approximately $2.0 million of facility-related costs and benefits expenses which will be recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2009:

Employee
severance and
(In thousands)	benefits
Balance at March 29, 2008	$-
Accruals during the period	19,536
Cash payments	(2,745)
Non-cash settlements	(259)
Balance at June 28, 2008	$16,532

These charges above have been reflected separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of June 28, 2008 relates to severance benefits that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within other accrued liabilities on the condensed consolidated balance sheets.

10. Impairment Loss on Investments

The Company recognized impairment losses on investments of $4.6 million during the first quarter of fiscal 2009. This amount included $2.3 million related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. In addition, the fair value of the Company’s investment in a marketable equity security declined by $2.3 million as of June 28, 2008. Because of the continued decline in its market value, the Company believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on its investment in this marketable equity security during the first quarter of fiscal 2009.

11. Interest and Other, Net

The components of interest and other, net are as follows:

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Interest income	$14,295	$24,928
Interest expense	(8,000)	(8,000)
Other, net	(590)	(3,395)
	$5,705	$13,533

12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Net income	$83,929	$84,278
Net change in unrealized loss on available-for-sale securities, net of tax	(2,266)	(304)
Reclassification adjustment for (gains) losses on available-for-sale securities,
net of tax, included in net income	(259)	377
Net change in unrealized gain on hedging transactions, net of tax	(559)	276
Net change in cumulative translation adjustment	288	739
Comprehensive income	$81,133	$85,366

The components of accumulated other comprehensive income at June 28, 2008 and March 29, 2008 are as follows:

	June 28,	March 29,
(In thousands)	2008	2008
Accumulated unrealized loss on available-for-sale securities, net of tax	$(3,111)	$(586)
Accumulated unrealized gain on hedging transactions, net of tax	468	1,027
Accumulated cumulative translation adjustment	5,651	5,363
Accumulated other comprehensive income	$3,008	$5,804

13. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of June 28, 2008, Avnet accounted for 80% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 56% and 65% of the Company’s worldwide net revenues in the first quarter of fiscal 2009 and 2008, respectively.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of June 28, 2008, approximately 4% of the $1.73 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first quarter of fiscal 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 5% of the investment portfolio as of June 28, 2008 and were all AAA rated with the exception of approximately $37.8 million of asset-backed securities that were rated AA or A and, of this amount, $37.4 million was downgraded from a AAA rating during the quarter. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 9% of the investment portfolio as of June 28, 2008.

14. Income Taxes

The Company recorded a tax provision of $24.2 million for the first quarter of fiscal 2009 as compared to $26.7 million in the same prior year period, representing effective tax rates of 22% and 24%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits at June 28, 2008 determined in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) increased by $3.1 million in the first quarter of fiscal 2009 to $108.2 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $45.1 million at June 28, 2008.

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

15. Commitments

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

Years ending March 31,	(In thousands)
2009 (remaining nine months)	$7,595
2010	8,106
2011	6,015
2012	1,608
2013	1,563
Thereafter	3,438
$28,325

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $6.7 million at June 28, 2008. Rent expense, net of rental income, under all operating leases was $4.9 million and $2.0 million for the three months ended June 28, 2008 and June 30, 2007, respectively. Rental income, which includes rents received from both owned and leased property, was not material for the first quarter of fiscal 2009 or 2008.

Other commitments at June 28, 2008 totaled $110.6 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 28, 2008, the Company also had $15.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Balance at beginning of period	$-	$2,500
Provision	5	-
Utilized	-	(2,500)
Balance at end of period	$5	$-

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

17. Contingencies

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

18. Goodwill and Acquisition-Related Intangibles

As of June 28, 2008 and March 29, 2008, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	June 28,	March 29,
(In thousands)	2008	2008	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	21,716	21,335
Patents-net	1,036	1,417

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	53,595	52,550
Miscellaneous intangibles-net	5,363	6,408

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	75,311	73,885
Total acquisition-related intangibles-net	$6,399	$7,825

Amortization expense for all intangible assets for the first quarter of fiscal 2009 and 2008 was $1.4 million and $1.9 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at June 28, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2009 (remaining nine months) - $3.9 million; 2010 - $1.5 million; 2011 - $1.0 million.

19. Subsequent Event

On July 16, 2008, the Company’s Board of Directors declared a cash dividend of $0.14 per common share for the second quarter of fiscal 2009. The dividend is payable on August 27, 2008 to stockholders of record on August 6, 2008.

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

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt and equity securities and non-marketable equity securities. At June 28, 2008, the Company had marketable debt securities with a fair value of $1.56 billion, non-marketable equity securities in private companies of $20.5 million (adjusted cost) and a marketable equity security with a fair value of $758 thousand.

The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in market value below adjusted cost of marketable debt and equity securities is other-than-temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We have not recorded any other-than-temporary impairment for marketable debt securities for fiscal 2009 or 2008. However, we recorded an other-than-temporary impairment for a marketable equity security in the first quarter of fiscal 2009.

In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information relating to the adoption of SFAS 157. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded an other-than-temporary impairment for non-marketable equity securities in the first quarter of fiscal 2009.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first quarter of fiscal 2009, approximately 78% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

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

Long-lived assets such as goodwill, other intangible assets and property, plant, and equipment, are considered non-financial assets, and are only measured at fair value when indicators of impairment exist. Therefore, the accounting and disclosure provisions of SFAS 157 will not be effective for these assets until the first quarter of fiscal 2010. See Note 2 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of fiscal 2009 and 2008 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2009 compared to the first quarter of fiscal 2008

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net Revenues	100.0%	100.0%
Cost of revenues	36.2	37.8
Gross Margin	63.8	62.2

Operating Expenses:
Research and development	18.6	19.7
Selling, general and administrative	19.0	20.2
Amortization of acquisition-related intangibles	0.3	0.4
Restructuring charges	4.0	—
Total operating expenses	41.9	40.3

Operating Income	21.9	21.9
Impairment loss on investments	(0.9)	—
Interest and other, net	1.2	3.0

Income Before Income Taxes	22.2	24.9

Provision for income taxes	5.0	6.0

Net Income	17.2%	18.9%

Net Revenues

Net revenues of $488.2 million in the first quarter of fiscal 2009 represented a 9% increase from the comparable prior year period of $445.9 million. The increase was driven by strength from our New Products, specifically Virtex®-4 and Virtex-5 field programmable gate array (FPGA) families, and partially offset by declines from our Base and Mainstream Products. In addition, total unit sales as well as average unit selling prices increased during the first quarter of fiscal 2009 compared to the comparable prior year period.

No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

     Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology. The most recent adjustment was made on July 2, 2006, which was the beginning of our second quarter of fiscal 2007. New Products, as currently defined, include our most recent product offerings and include the Virtex-5, Virtex-4, Spartan®-3 and CoolRunner™-II product families. Mainstream Products include the Virtex-II, Spartan-II, CoolRunner and Virtex-E product families. Mainstream products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products consist of our older product families including the Virtex, Spartan, XC4000 and XC9500 products. Support Products make up the remainder of our product offerings and include configuration solutions (serial PROMs - programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

Net revenues by product categories for the first quarter of fiscal 2009 and 2008 were as follows:

	Three Months Ended
	June 28,	% of	%	June 30,	% of
(In millions)	2008	Total	Change	2007	Total
New Products	$206.4	42	64	$126.1	28
Mainstream Products	195.0	40	(12)	220.8	50
Base Products	59.3	12	(19)	73.5	16
Support Products	27.5	6	8	25.5	6
Total net revenues	$488.2	100	9	$445.9	100

The increase in net revenues from New Products from the comparable prior year period was a result of continued strong market acceptance of these products, primarily Virtex-5, Virtex-4 and Spartan-3E. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) and 90-nm products.

Net revenues from Mainstream Products declined from the comparable prior year period primarily because of a decline in sales of some of our older products including Virtex-E, Virtex-II and Virtex-II Pro.

Net revenues from Base Products declined from the comparable prior year period. It is common for Base Product revenues to decrease as products within this category mature and approach end of life.

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

Net revenues by end markets for the first quarter of fiscal 2009 and 2008 were as follows:

	Three Months Ended
	June 28,	% Change	June 30,
(% of total net revenues)	2008	in Dollars	2007
Communications	42%	2	45%
Industrial and Other	33	16	32
Consumer and Automotive	16	13	15
Data Processing	9	17	8
Total net revenues	100%	9	100%

The increase in net revenues from Communications from the comparable prior year period was due to strength in wired communications and networking applications and was partially offset by decreased sales to wireless communications customers.

The increase in net revenues from Industrial and Other was due to sales growth from aerospace and defense as well as in industrial, scientific and medical applications and was partially offset by declines in test and measurement applications. Sales from this end market category reached record levels in the first quarter of fiscal 2009.

Net revenues from Consumer and Automotive increased primarily due to strength in consumer and audio, video and broadcast applications.

The increase in net revenues from Data Processing was driven by broad-based strength in this end market, particularly in storage applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2009 and 2008 were as follows:

	Three Months Ended
	June 28,	% of	%	June 30,	% of
(In millions)	2008	Total	Change	2007	Total
North America	$172.1	35	(1)	$174.2	39
Asia Pacific	155.6	32	21	128.7	29
Europe	111.4	23	14	98.0	22
Japan	49.1	10	9	45.0	10
Total net revenues	$488.2	100	9	$445.9	100

Net revenues in North America decreased from the comparable prior year period primarily due to weakened sales in the Communications end market, particularly wireless applications. This decrease completely offset the sales growth in our other end markets (i.e., Industrial and Other, Consumer and Automotive, and Data Processing) during the quarter.

Net revenues in Asia Pacific increased reaching a record 32% of net revenues. The increase was driven primarily by strength from wired communications as well as stronger sales from the Industrial and Other end market.

The increase in net revenues in Europe was due to broad-based strength across all end markets with particular strength in the Industrial and Other category.

The increase in net revenues in Japan was driven by strength in the Communications and Consumer end markets, partially offset by decreased sales from test and measurement applications.

Gross Margin

	Three Months Ended
	June 28,	June 30,	$	%
(In millions)	2008	2007	Change	Change
Gross margin	$311.7	$277.4	$34.3	12%
Percentage of net revenues	63.8%	62.2%

The increase in the gross margin percentage in the first quarter of fiscal 2009 from the comparable prior year period was driven primarily by product cost reductions and improved operational efficiency. Additionally, our expense for excess and obsolete inventory in the first quarter of fiscal 2009 was down from the comparable prior year period. This favorable impact was also due to our focus on yield improvement and cost reduction efforts, particularly for New Products.

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

Research and Development

	Three Months Ended
	June 28,	June 30,	$	%
(In millions)	2008	2007	Change	Change
Research and development	$90.7	$87.9	$2.8	3%
Percentage of net revenues	19%	20%

R&D spending increased $2.8 million, or 3%, for the first quarter of fiscal 2009 compared to the same period last year. The increase was attributable to higher expenses related to increased headcount to support new product development which was partially offset by lower mask and wafer spending and reduced stock-based compensation expense.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
	June 28,	June 30,	$	%
(In millions)	2008	2007	Change	Change
Selling, general and administrative	$93.0	$90.2	$2.8	3%
Percentage of net revenues	19%	20%

SG&A expenses increased $2.8 million, or 3%, for the first quarter of fiscal 2009 compared to the same period last year. The increase was attributable to higher headcount-related expenses which were partially offset by decreased discretionary spending and lower stock-based compensation expense.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
	June 28,	June 30,	$	%
(In millions)	2008	2007	Change	Change
Amortization	$1.4	$1.9	$(0.5)	(25)%

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for the first quarter of fiscal 2009 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2008. We expect amortization of acquisition-related intangibles to be approximately $5.3 million for fiscal 2009 compared with $6.8 million for fiscal 2008.

Stock-Based Compensation

	Three Months Ended
	June 28,	June 30,
(In millions)	2008	2007	Change
Stock-based compensation included in:
Cost of revenues	$1.6	$2.2	(27)%
Research and development	6.3	7.3	(13)%
Selling, general and administrative	6.2	7.0	(12)%
Restructuring charges	0.3	-	-
	$14.4	$16.5	(13)%

We adopted SFAS 123(R) under the modified prospective transition method, effective beginning in fiscal 2007. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The 13% decrease in stock-based compensation expense for the first quarter of fiscal 2009 was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to a methodology change from accelerated to straight-line amortization in connection with the adoption of SFAS 123(R).

Restructuring Charges

In June 2008, we announced a functional reorganization that we expect will better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 248 positions, or approximately 7% of our global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan is expected to be completed by the end of the second quarter of fiscal 2009.

We expect to record total restructuring charges of approximately $21.5 million in connection with the reorganization. These pre-tax charges are comprised of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and approximately $2.0 million of facility-related costs and benefits expenses which will be recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2009:

Employee
severance and
(In millions)	benefits
Balance at March 29, 2008	$-
Accruals during the period	19.5
Cash payments	(2.7)
Non-cash settlements	(0.3)
Balance at June 28, 2008	$16.5

These charges above have been reflected separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of June 28, 2008 is related to severance benefits that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within other accrued liabilities on the condensed consolidated balance sheets.

Impairment Loss on Investments

We recognized impairment losses on investments of $4.6 million during the first quarter of fiscal 2009. This amount included $2.3 million related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. In addition, the fair value of our investment in a marketable equity security declined by $2.3 million as of June 28, 2008. Because of the continued decline in its market value, we believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on our investment in this marketable equity security during the first quarter of fiscal 2009.

Interest and Other, Net

	Three Months Ended
(In millions)	June 28,	June 30,	$	%
	2008	2007	Change	Change
Interest and other, net	$5.7	$13.5	$(7.8)	(58)%
Percentage of net revenues	1%	3%

The decrease in interest and other, net for the first quarter of fiscal 2009 over the prior year’s comparable period was primarily due to a decrease in interest rates and a decreased investment portfolio. The average interest rate yield decreased by approximately 200 basis points year-over-year.

Provision for Income Taxes

	Three Months Ended
	June 28,	June 30,	$	%
(In millions)	2008	2007	Change	Change
Provision for income taxes	$24.2	$26.7	$(2.5)	(9)%
Percentage of net revenues	5%	6%
Effective tax rate	22%	24%

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the first quarter of fiscal 2009 as compared to the prior year period was primarily due to items unique to the first quarter of fiscal 2008 increasing the rate for the prior year period.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there are no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. See Note 14 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at June 28, 2008 and March 29, 2008 totaled $1.85 billion and $1.86 billion, respectively. As of June 28, 2008, we had cash, cash equivalents and short-term investments of $1.24 billion and working capital of $1.40 billion. As of March 29, 2008, cash, cash equivalents and short-term investments were $1.30 billion and working capital was $1.48 billion.

Operating Activities - During the first quarter of fiscal 2009, our operations generated net positive cash flow of $158.5 million, which was $32.2 million higher than the $126.3 million generated during the first quarter of fiscal 2008. The positive cash flow from operations generated during the first quarter of fiscal 2009 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accrued liabilities. These items were partially offset by increases in inventories and prepaid expenses and a decrease in income taxes payable. Accounts receivable decreased by $43.7 million at June 28, 2008 from the levels at March 29, 2008, due to the linearity of shipments during the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. Consequently, days sales outstanding decreased to 38 days at June 28, 2008 from 48 days at March 29, 2008. Our inventory levels were $10.1 million higher at June 28, 2008 compared to March 29, 2008. Combined inventory days at Xilinx and distribution increased to 93 days at June 28, 2008 from 92 days at March 29, 2008, due to higher inventory at Xilinx partially offset by lower inventory in the distributor channel.

For the first quarter of fiscal 2008, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, a decrease in inventories and an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable and decreases in accounts payable and income taxes payable.

Investing Activities - Net cash used in investing activities of $98.6 million during the first quarter of fiscal 2009 included net purchases of available-for-sale securities of $88.7 million and $9.9 million for purchases of property, plant and equipment. Net cash used in investing activities of $146.6 million during the first quarter of fiscal 2008 included net purchases of available-for-sale securities of $129.4 million, $15.6 million for purchases of property, plant and equipment and $1.6 million for other investing activities.

Financing Activities - Net cash used in financing activities was $157.4 million in the first quarter of fiscal 2009 and consisted of $150.0 million for the repurchase of common stock and $38.9 million for dividend payments to stockholders. These items were partially offset by $28.7 million of proceeds from the issuance of common stock under employee stock plans and $2.8 million for excess tax benefits from stock-based compensation. For the comparable fiscal 2008 period, net cash provided by financing activities was $12.3 million and consisted of $40.2 million of proceeds from the issuance of common stock under employee stock plans and $7.8 million for excess tax benefits from stock-based compensation. These items were partially offset by $35.7 million for dividend payments to stockholders. There were no repurchases of common stock during the first quarter of fiscal 2008.

Stockholders’ equity decreased $62.2 million during the first quarter of fiscal 2009. The decrease was attributable to the repurchase of common stock of $150.0 million, the payment of dividends to stockholders of $38.9 million and the combination of unrealized losses on available-for-sale securities, net of deferred tax benefits, hedging transaction losses and cumulative translation adjustment totaling $2.8 million. The decreases were partially offset by the $83.9 million in net income for the first quarter of fiscal 2009, the issuance of common stock under employee stock plans of $29.0 million, stock-based compensation related amounts totaling $14.3 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $2.3 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 15 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of June 28, 2008 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 28, 2008, we had $110.6 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 28, 2008, the Company also had $15.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued debentures with principal amount of $1.00 billion due March 15, 2037. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See Note 7 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

Off-Balance-Sheet Arrangements

As of June 28, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We used $150.0 million of cash to repurchase 5.9 million shares of our common stock during the first quarter of fiscal 2009. We did not repurchase any common stock during the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we paid $38.9 million in cash dividends to stockholders, representing $0.14 per common share. During the first quarter of fiscal 2008, we paid $35.7 million in cash dividends to stockholders, representing $0.12 per common share. On February 25, 2008, our Board of Directors declared an increase in the dividend rate on our common stock from $0.12 to $0.14 per common share for the first quarter of fiscal 2009. The dividend was paid on May 28, 2008. In addition, on July 15, 2008, our Board of Directors declared a cash dividend of $0.14 per common share for the second quarter of fiscal 2009. The dividend is payable on August 27, 2008 to stockholders of record on August 6, 2008. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. In addition, as a result of recent adverse conditions in the global credit markets, certain types of investments such as asset-backed securities may present risks arising from liquidity and/or credit concerns. In the event these investments become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.56 billion at June 28, 2008. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 28, 2008 would have affected the fair value of our investment portfolio by less than $9.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions due to the increased concerns related to the U.S. subprime mortgage market that have spread to other sectors of the U.S. economy. This has negatively impacted the values of various types of investment and non-investment grade securities. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 28, 2008 and March 29, 2008, we had the following outstanding forward currency exchange contracts:

	June 28,	March 29,
(In thousands and U.S. dollars)	2008	2008
Euro	$42,771	$18,616
Singapore dollar	36,383	11,938
Japanese Yen	12,829	5,364
British Pound	8,223	3,022
	$100,206	$38,940

The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial at June 28, 2008 and March 29, 2008. The contracts expire at various dates between July 2008 and July 2009.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 28, 2008 would have affected the annualized foreign-currency denominated operating expenses of our foreign subsidiaries by less than $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 28, 2008 would have affected the value of foreign-currency denominated cash and investments by less than $6.0 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, other than the inclusion of a discussion about our functional reorganization in the risk factor regarding managing transitions associated with our new management.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our products, the design to production process requires a substantial amount of time, frequently longer than a year. In addition, we are increasingly dependent upon “turns,” orders received and turned for shipment in the same quarter, and we have historically derived a significant portion of our quarterly revenue during the last weeks of the quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result in inventory write-downs or failure to meet customer requirements. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

Global economic conditions, the economic conditions of the countries in which we operate and currency fluctuations could negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors and our regional headquarters in Ireland and Singapore. Sales and operations within the U.S. subject us to the uncertain economic conditions currently affecting the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in the Asia Pacific region, Japan and Europe. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may adversely affect our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

During the first quarter of fiscal 2009, nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC) or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee our foundries will be able to manufacture sufficient quantities of our products. Any manufacturing problem or insufficient foundry capacity could disrupt our operations.

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

Our programmable logic devices (PLDs) compete in the logic integrated circuits (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation, Lattice Semiconductor Corporation and Actel Corporation, from the application specific integrated circuits (ASIC) market, which has been ongoing since the inception of FPGAs, from the application specific standard products (ASSP) market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic industry include:

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
  high-performance digital signal processing (DSP) devices;
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

The benefits of programmable logic have attracted a number of competitors to the PLD market segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of our IC products. We believe that automation and ease of design are significant competitive factors in the PLD market segment.

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

As of June 28, 2008, we had 2.00 billion authorized common shares, of which 276.1 million shares were outstanding. In addition, 66.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 32.1 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We rely on information technology systems, and failure of these systems to function properly could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. Further, these systems are subject to power and telecommunication outages or other general system failure. Failure of our IT systems or difficulties in managing them could result in business disruption.

If we do not successfully manage the transitions associated with our new management, our ability to compete could be adversely affected.

On January 7, 2008, we announced the appointment of Moshe N. Gavrielov as our new President and CEO concurrent with the retirement of Willem P. Roelandts from these positions. Our new CEO has made organizational changes, including changes to our management team and a functional reorganization that we announced in the quarter ended June 28, 2008. These changes could impact our product development, our customers and our suppliers, distract our management and disrupt our business. It is important for us to successfully manage these transitions as our failure to do so could adversely affect our ability to compete effectively.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed in Item 1. “Legal Proceedings,” included in Part II. “Other Information,” and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could adversely impact our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions due to the increased concerns related to the U.S. subprime mortgage market that have negatively impacted the values of various types of investment and non-investment grade securities. As of June 28, 2008, approximately 4% of our $1.73 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the first quarter of fiscal 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 5% of our investment portfolio as of June 28, 2008 and were all AAA rated with the exception of approximately $37.8 million of asset-backed securities that were rated AA or A and of this amount, $37.4 million was downgraded from a AAA rating during the quarter. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 9% of the investment portfolio as of June 28, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt and equity securities is judged to be other-than-temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

Resale of product through Avnet accounted for 56% of the Company’s worldwide net revenues in the first quarter of fiscal 2009 and as of June 28, 2008, Avnet accounted for 80% of our total accounts receivable. If a key distributor such as Avnet materially defaults on a contract or fails to perform, our business and financial results would suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2009. See Note 8 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase plans.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
March 30 to May 3, 2008	1,885	$25.34	1,885	$146,138
May 4 to May 31, 2008	1,753	$25.34	1,753	$101,712
June 1 to June 28, 2008	2,282	$25.34	2,282	$43,888
Total for the Quarter	5,920	$25.34	5,920

On February 26, 2007, we announced a repurchase program of up to $1.50 billion of common stock and during the first quarter of fiscal 2009, the Company repurchased a total of 5.9 million shares of its common stock for $150.0 million under this repurchase program. On February 25, 2008, we announced a further repurchase program of up to an additional $800.0 million of common stock. Through June 28, 2008, the Company had repurchased $1.46 billion of the $1.50 billion of common stock approved for repurchase under the February 2007 authorization. These share repurchase programs have no stated expiration date.

ITEM 6. EXHIBITS

10.19 Summary of Fiscal 2009 Executive Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 6, 2008)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 5, 2008	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)