Form 10-Q
period 2008-09-27
XILINX INC
filed 2008-11-04
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008 or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding at October 22, 2008
Common Stock, $.01 par value	273,903,471

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net revenues	$483,537	$444,894	$971,783	$890,806
Cost of revenues	177,407	170,122	353,913	338,600
Gross margin	306,130	274,772	617,870	552,206

Operating expenses:
Research and development	89,501	88,294	180,235	176,164
Selling, general and administrative	88,080	90,204	181,084	180,403
Amortization of acquisition-related intangibles	1,426	1,897	2,851	3,794
Restructuring charges	2,487	—	22,023	—
Total operating expenses	181,494	180,395	386,193	360,361

Operating income	124,636	94,377	231,677	191,845
Impairment loss on investments	(29,001)	—	(33,622)	—
Interest and other, net	8,490	19,504	14,195	33,037

Income before income taxes	104,125	113,881	212,250	224,882

Provision for income taxes	22,300	24,183	46,496	50,906

Net income	$81,825	$89,698	$165,754	$173,976

Net income per common share:
Basic	$0.30	$0.30	$0.60	$0.58
Diluted	$0.29	$0.30	$0.59	$0.57

Cash dividends declared per common share	$0.14	$0.12	$0.28	$0.24

Shares used in per share calculations:
Basic	276,169	298,008	277,357	297,863
Diluted	277,714	302,226	279,258	302,604

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 27,	March 29,
(In thousands, except par value amounts)	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$701,406	$866,995
Short-term investments	599,607	429,440
Accounts receivable, net	234,078	249,147
Inventories	141,704	130,250
Deferred tax assets	85,831	106,842
Prepaid expenses and other current assets	60,065	37,522
Total current assets	1,822,691	1,820,196

Property, plant and equipment, at cost	807,908	789,446
Accumulated depreciation and amortization	(410,558)	(385,016)
Net property, plant and equipment	397,350	404,430
Long-term investments	472,268	564,269
Goodwill	117,955	117,955
Acquisition-related intangibles, net	4,974	7,825
Other assets	233,590	222,432
Total Assets	$3,048,828	$3,137,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,887	$59,402
Accrued payroll and related liabilities	96,990	100,730
Income taxes payable	9,172	39,258
Deferred income on shipments to distributors	94,141	111,678
Other accrued liabilities	35,773	29,598
Total current liabilities	318,963	340,666

Convertible debentures	999,563	999,851

Deferred tax liabilities	95,659	84,486

Long-term income taxes payable	73,631	39,122

Other long-term liabilities	1,118	1,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,739	2,805
Additional paid-in capital	804,713	858,172
Retained earnings	764,949	805,042
Accumulated other comprehensive income (loss)	(12,507)	5,804
Total stockholders’ equity	1,559,894	1,671,823
Total Liabilities and Stockholders’ Equity	$3,048,828	$3,137,107

(1) Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Sept. 27,	Sept. 29,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$165,754	$173,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,729	26,826
Amortization	8,453	9,209
Stock-based compensation	28,147	32,274
Impairment loss on investments	33,622	—
Net (gain) loss on sale of available-for-sale securities	(3,289)	952
Convertible debt derivatives – revaluation and amortization	(288)	(478)
Tax benefit from exercise of stock options	1,291	10,499
Excess tax benefit from stock-based compensation	(4,559)	(10,221)
Changes in assets and liabilities:
Accounts receivable, net	15,069	(54,305)
Inventories	(11,697)	45,359
Deferred income taxes	49,072	28,287
Prepaid expenses and other current assets	(27,046)	11,048
Other assets	(12,317)	(2,695)
Accounts payable	23,485	(695)
Accrued liabilities (including restructuring activities)	66	4,551
Income taxes payable	(23,759)	(16,089)
Deferred income on shipments to distributors	(17,536)	12,892
Net cash provided by operating activities	253,197	271,390

Cash flows from investing activities:
Purchases of available-for-sale securities	(665,060)	(1,121,054)
Proceeds from sale and maturity of available-for-sale securities	539,655	755,963
Purchases of property, plant and equipment	(21,650)	(28,618)
Other investing activities	(493)	(2,641)
Net cash used in investing activities	(147,548)	(396,350)

Cash flows from financing activities:
Repurchases of common stock	(275,000)	(150,000)
Proceeds from issuance of common stock through various stock plans	76,828	68,563
Payment of dividends to stockholders	(77,625)	(71,401)
Excess tax benefit from stock-based compensation	4,559	10,221
Net cash used in financing activities	(271,238)	(142,617)

Net decrease in cash and cash equivalents	(165,589)	(267,577)

Cash and cash equivalents at beginning of period	866,995	635,879

Cash and cash equivalents at end of period	$701,406	$368,302

Supplemental disclosure of cash flow information:
Interest paid	$15,625	$16,493
Income taxes paid, net of refunds	$56,452	$29,729

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 is a 52-week year ending on March 28, 2009. Fiscal 2008, which ended on March 29, 2008, was a 52-week fiscal year. The first and second quarters of fiscal 2009 and 2008 were all 13-week quarters.

     Reclassifications

Certain immaterial amounts from the prior period reported within cash flows from operating activities presented in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or total net cash provided by operating activities.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective for Xilinx on March 30, 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS 157 on March 30, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157 for which the effective date has been delayed by FSP 157-2 on its consolidated financial condition and results of operations. See Note 3 for additional information relating to the adoption of SFAS 157.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the fourth quarter of fiscal 2009, which begins on December 28, 2008. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The Company’s 3.125% convertible debentures due March 15, 2037 will be affected by this FSP. FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal 2010, which begins on March 29, 2009. Based on the Company’s preliminary analysis, future net income per share will be impacted upon adoption of the standard by a range of $0.01 per share to $0.11 per share, with the impact on net income per share increasing within the indicated range each year through the debt’s maturity. Adoption of the standard will also have a substantial impact in the balance sheet reclassification for the equity component of the debt.

3. Fair Value Measurements

Effective March 30, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

The Company’s Level 1 assets consist of U.S. Treasury securities and money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes, certain asset-backed securities and mortgage-backed securities. The Company’s Level 2 assets and liabilities include foreign currency forward contracts.

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

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	Sept. 27,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Cash equivalents	$241,672	$304,738	$-	$546,410
Short-term investments	-	590,968	8,640	599,608
Long-term investments	263	360,483	111,522	472,268
Total assets measured at fair value	$241,935	$1,256,189	$120,162	$1,618,286

Liabilities:
Foreign currency forward contracts (net)	$-	$2,532	$-	$2,532
Convertible debentures – embedded derivative	-	-	1,950	1,950
Total liabilities measured at fair value	$-	$2,532	$1,950	$4,482

Net assets measured at fair value	$241,935	$1,253,657	$118,212	$1,613,804

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months	Six Months
	Ended	Ended
	Sept. 27,	Sept. 27,
(In thousands)	2008	2008
Balance, beginning of period	$142,082	$145,388
Total realized and unrealized gains (losses):
Included in interest and other, net	10	330
Included in other comprehensive income (loss)	(4,114)	(6,790)
Included in impairment loss on investments	(19,766)	(19,766)
Net settlements (1)	-	(950)
Balance, end of period	$118,212	$118,212

(1)     During the first quarter of fiscal 2009, $950 thousand of student loan auction rate securities were redeemed for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 27, 2008:

Interest and other, net	$10	$330
Impairment loss on investments	(19,766)	(19,766)

As of September 27, 2008, marketable securities measured at fair value using Level 3 inputs were comprised of $66.0 million of student loan auction rate securities and $54.2 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company has the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities, which are AAA rated, are recorded in long-term investments on its condensed consolidated balance sheets.

The Company’s $54.2 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These $54.2 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for $35.9 million of the senior class asset-backed securities that were rated AAA by using prices from pricing services that could not be corroborated by observable market data. The Company corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. The Company has the ability and intent to hold the $35.9 million of senior class asset-backed securities until final maturity in November 2009. The remaining $18.3 million of senior class asset-backed securities were downgraded from AA or A rating to CCC- rating in late September 2008. In October 2008, the issuer received a notice of default from a counterparty. Subsequently, the issuer appointed a receiver and the securities were further downgraded to D rating. The original purchase price of these securities, including accrued interest, was $38.1 million. Using a pricing model, with inputs such as the credit ratings of the underlying securities, estimated underlying collateral prices derived from comparable benchmark indexes and other market data, the estimated subordination protection to the senior class asset-backed securities and estimated liquidity discounts, the Company determined the fair value of these senior class asset-backed securities to be $18.3 million. The decline was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $19.8 million on these securities during the second quarter of fiscal 2009.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures (debentures) to an initial purchaser in a private offering. The debentures included embedded features which qualify as embedded derivatives under SFAS 133. The embedded derivatives were separately accounted for as a discount on the debentures and their fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivatives, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivatives. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

       Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. The Company recognized an impairment loss on non-marketable equity investments of $2.3 million during the first quarter of fiscal 2009. No impairment loss on non-marketable equity investments was recognized for the second quarter of fiscal 2009 or the first six months of fiscal 2008.

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

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In thousands)	2008	2007	2008	2007
Stock-based compensation included in:
Cost of revenues	$1,497	$1,677	$3,079	$3,848
Research and development	6,293	7,247	12,647	14,549
Selling, general and administrative	5,629	6,829	11,857	13,877
Restructuring charges	305	-	564	-
	$13,724	$15,753	$28,147	$32,274

During the first six months of fiscal 2009 and 2008, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $9.8 million and $11.6 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. The per-share weighted-average fair value of stock options granted during the second quarter of fiscal 2009 was $7.40 ($8.16 for the second quarter of fiscal 2008) and for the first six months of fiscal 2009 was $7.41 ($8.19 for the first six months of fiscal 2008). The fair values of stock options granted in fiscal 2009 and 2008 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Expected life of options (years)	5.4	5.4	5.4	5.4
Expected stock price volatility	0.35 to 0.38	0.30 to 0.33	0.33 to 0.38	0.30 to 0.33
Risk-free interest rate	2.9% to 3.3%	4.0% to 4.9%	2.7% to 3.5%	4.0% to 5.1%
Dividend yield	2.1% to 2.4%	1.8% to 1.9%	2.1% to 2.4%	1.6% to 1.9%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per-share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during the second quarter of fiscal 2009 and 2008 were $7.45 and $7.79, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2009 and 2008 were estimated at the date of grant using the following assumptions:

	2009	2008
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.36	0.35 to 0.36
Risk-free interest rate	1.9% to 2.5%	4.6% to 5.0%
Dividend yield	2.3%	2.1%

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2009 was $23.17 ($25.84 for the second quarter of fiscal 2008) and for the first six months of fiscal 2009 was $23.31 ($25.86 for the first six months of fiscal 2008). The weighted-average fair values of RSUs granted in fiscal 2009 and 2008 were calculated based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Risk-free interest rate	2.4% to 2.9%	3.9% to 4.9%	2.0% to 3.2%	3.9% to 5.0%
Dividend yield	2.1% to 2.4%	1.8% to 1.9%	2.1% to 2.4%	1.6% to 1.9%

     Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17
March 29, 2008	49,289	$32.34
Granted	1,716	$25.05
Exercised	(2,948)	$20.38
Forfeited/cancelled/expired	(3,564)	$34.10
September 27, 2008	44,493	$32.72

Options exercisable at:
March 29, 2008	39,238	$34.33
September 27, 2008	35,973	$34.71

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. On August 14, 2008 and August 9, 2007, the stockholders approved amendments to increase the authorized number of shares reserved for issuance under the 2007 Plan by 4.0 million and 5.0 million shares, respectively. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The 2007 Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of September 27, 2008, 11.0 million shares remained available for grant under the 2007 Plan.

The total pre-tax intrinsic value of options exercised during the three months and six months ended September 27, 2008 was $6.8 million and $17.5 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended September 29, 2007 was $6.3 million and $31.8 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$—
Granted	2,301	$24.46
Vested	—	$—
Cancelled	(132)	$25.62
March 29, 2008	2,169	$24.39
Granted	1,359	$23.31
Vested	(385)	$25.88
Cancelled	(186)	$24.45
September 27, 2008	2,957	$23.72

     Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 947 thousand shares for $16.4 million in the second quarter of fiscal 2009 and 944 thousand shares for $16.2 million in the second quarter of fiscal 2008. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2009. On August 14, 2008, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of September 27, 2008, 8.9 million shares were available for future issuance out of 40.5 million shares authorized.

5. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 1.5 million and 1.9 million common equivalent shares attributable to outstanding stock awards for the second quarter and the first six months of fiscal 2009, respectively, that are not included in basic net income per common share. For the second quarter and the first six months of fiscal 2008, the total shares used in the denominator of the diluted net income per common share calculation includes 4.2 million and 4.7 million common equivalent shares attributable to outstanding stock awards, respectively.

Outstanding out-of-the-money stock options to purchase approximately 38.9 million and 37.7 million shares, for the second quarter and the first six months of fiscal 2009, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options. For the second quarter and the first six months of fiscal 2008, respectively, 36.0 million and 34.6 million of the Company’s stock options outstanding were excluded from the calculation.

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

6. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Sept. 27,	March 29,
(In thousands)	2008	2008
Raw materials	$14,396	$13,771
Work-in-process	89,771	76,870
Finished goods	37,537	39,609
	$141,704	$130,250

7. Convertible Debentures and Revolving Credit Facility

     3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. The Company received net proceeds of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the second quarter and the first six months of fiscal 2009 and 2008, respectively, totaled $8.0 million and $16.0 million for each period and was included in interest and other, net on the condensed consolidated statements of income. The debentures also have a contingent interest component that will require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of September 27, 2008, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Any change in fair value of this embedded derivative will be included in interest and other, net on the Company’s consolidated statements of income. The fair value of the derivative as of September 27, 2008 and March 29, 2008 was $2.0 million and $2.3 million, respectively. The balance of the debentures on the Company’s condensed consolidated balance sheets at September 27, 2008 and March 29, 2008 was $999.6 million and $999.9 million, respectively, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of the debentures, the Company was required to file a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the debentures. In addition, the Company was required to maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the debentures or until the securities can be traded without registration. If the Company failed to meet these terms, it would have been required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. The Company filed the shelf registration statement with the SEC in June 2007 and fulfilled its registration obligations and is no longer subject to contingent interest liability related to registration requirements.

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 27, 2008, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

8. Common Stock Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. During the second quarter of fiscal 2009, the Company completed its $1.50 billion repurchase program announced in February 2007 by repurchasing 1.7 million shares for $43.9 million. On February 25, 2008, the Board authorized the repurchase of up to an additional $800.0 million of common stock. This share repurchase program has no stated expiration date. Through September 27, 2008, the Company had repurchased $81.1 million of the $800.0 million of common stock approved for repurchase under the February 2008 authorization. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held at September 27, 2008 or March 29, 2008.

During the first six months of fiscal 2009 and the second quarter of fiscal 2008, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $125.0 million for the second quarter of fiscal 2009 ($275.0 million for the first six months of fiscal 2009) and $150.0 million for the second quarter of fiscal 2008. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. As of September 27, 2008 and September 29, 2007, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

During the second quarter and the first six months of fiscal 2009, the Company repurchased a total of 4.9 million and 10.8 million shares of common stock for $125.0 million and $275.0 million, respectively. During the second quarter of fiscal 2008, the Company repurchased a total of 5.9 million shares of common stock for $150.0 million. During the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock.

9. Restructuring Charges

In June 2008, Xilinx announced a functional reorganization to better serve its customers and improve its operating performance. As a result of the reorganization, Xilinx eliminated 249 positions, or approximately 7% of the Company’s global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.

The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These pre-tax charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2009:

	Employee	Facility-
	severance and	related
(In thousands)	benefits	costs	Total
Balance at March 29, 2008	$-	$-	$-
Accruals during the period	20,539	1,484	22,023
Cash payments	(19,023)	(327)	(19,350)
Non-cash settlements	(564)	(131)	(695)
Balance at September 27, 2008	$952	$1,026	$1,978

These charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of September 27, 2008 relates to severance benefits and facility-related costs that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within other accrued liabilities on the condensed consolidated balance sheets.

10. Impairment Loss on Investments

The Company recognized impairment losses on investments of $29.0 million and $33.6 million during the second quarter and the first six months of fiscal 2009, respectively. The $29.0 million of impairment losses for the second quarter of fiscal 2009 included $28.2 million of losses related to marketable debt securities in the Company’s investment portfolio.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in the Company’s investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, including accrued interest, was $10.1 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and the Company recorded an impairment loss of $8.4 million during the quarter. As discussed in Note 3, $18.3 million of senior class asset-backed securities were downgraded from AA or A rating to CCC- rating in late September 2008. In October 2008, the issuer received a notice of default from a counterparty. Subsequently, the issuer appointed a receiver and the securities were further downgraded to D rating. The original purchase price of these securities, including accrued interest, was $38.1 million. Using a pricing model, with inputs such as the credit ratings of the underlying securities, estimated underlying collateral prices derived from comparable benchmark indexes and other market data, the estimated subordination protection to the senior class asset-backed securities and estimated liquidity discounts, the Company determined the fair value of these senior class asset-backed securities to be $18.3 million. The decline was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $19.8 million on these securities during the second quarter of fiscal 2009. The remaining $758 thousand of impairment losses was related to the continuous decline in market value of a marketable equity security that was previously written down in the first quarter of fiscal 2009 and was deemed to be worthless as of September 27, 2008.

In addition to the aforementioned amounts recorded in the second quarter of fiscal 2009, the $33.6 million of impairment losses for the first six months of fiscal 2009 included $4.6 million from the write-down of the Company’s investments recorded in the first quarter of fiscal 2009, $2.3 million of which was related to the Company’s investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. The remaining $2.3 million was a result of the decline in the fair value of the Company’s investment in a marketable equity security. Because of the continued decline in its market value, the Company believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on its investment in this marketable equity security during the first quarter of fiscal 2009.

11. Interest and Other, Net

The components of interest and other, net are as follows:

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In thousands)	2008	2007	2008	2007
Interest income	$13,781	$25,495	$28,076	$50,423
Interest expense	(8,000)	(8,000)	(16,000)	(16,000)
Other, net	2,709	2,009	2,119	(1,386)
	$8,490	$19,504	$14,195	$33,037

The decreases in interest income for the second quarter and the first six months of fiscal 2009 over the prior year’s comparable periods were due primarily to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield decreased by approximately 200 basis points (two percentage points) year-over-year.

12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(In thousands)	2008	2007	2008	2007
Net income	$81,825	$89,698	$165,754	$173,976
Net change in unrealized loss on available-for-sale
securities, net of tax	(7,630)	(1,136)	(9,896)	(1,440)
Reclassification adjustment for (gains) losses on
available-for-sale securities, net of tax, included
in net income	(1,710)	129	(1,969)	506
Net change in unrealized gain (loss) on hedging
transactions, net of tax	(3,466)	(27)	(4,025)	249
Net change in cumulative translation adjustment	(2,709)	302	(2,421)	1,041
Comprehensive income	$66,310	$88,966	$147,443	$174,332

The components of accumulated other comprehensive income (loss) at September 27, 2008 and March 29, 2008 are as follows:

	Sept. 27,	March 29,
(In thousands)	2008	2008
Accumulated unrealized loss on available-for-sale securities, net of tax	$(12,451)	$(586)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(2,998)	1,027
Accumulated cumulative translation adjustment	2,942	5,363
Accumulated other comprehensive income (loss)	$(12,507)	$5,804

13. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of September 27, 2008, Avnet accounted for 84% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 56% of the Company’s worldwide net revenues in both the second quarter and the first six months of fiscal 2009. For the second quarter and the first six months of fiscal 2008, resale of product through Avnet accounted for 61% and 63% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the condensed consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. The Company has credit insurance for a portion of its accounts receivable balance to further mitigate the concentration of its credit risk. Xilinx generally does not require collateral for receivables from its end customers or from distributors.

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

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit markets have experienced further significant deterioration in September and October 2008 due to instability in the global financial system and concerns related to a potential global recession. As of September 27, 2008, approximately 4% of the $1.62 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first quarter of fiscal 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. There were no redemptions in the second quarter of fiscal 2009. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 4% of the investment portfolio as of September 27, 2008 and were all AAA rated with the exception of approximately $3.2 million of asset-backed securities that were rated AA or A and $18.3 million of asset-backed securities that were downgraded from an AA or A rating to CCC- in late September 2008 and thereafter to D rating in October 2008. For information on the impairment loss recognized on these asset-backed securities during the second quarter of fiscal 2009, see Note 10. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 10% of the investment portfolio as of September 27, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration.

14. Income Taxes

The Company recorded tax provisions of $22.3 million and $46.5 million for the second quarter and the first six months of fiscal 2009, respectively, representing effective tax rates of 21% and 22%, respectively. The Company recorded tax provisions of $24.2 million and $50.9 million for the second quarter and the first six months of fiscal 2008, respectively, representing effective tax rates of 21% and 23%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company adjusted the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) in the second quarter of fiscal 2009 in connection with a change in estimate related to the application of certain historical tax elections. As a result, retained earnings and deferred tax liabilities decreased by $10.0 million and $18.2 million, respectively, and long-term income taxes payable increased by $28.2 million. The Company’s total gross unrecognized tax benefits at September 27, 2008 determined in accordance with FIN 48 increased by $13.2 million in the second quarter of fiscal 2009 to $121.4 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $55.6 million at September 27, 2008.

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

Years ending March 31,	(In thousands)
2009 (remaining six months)	$4,950
2010	8,038
2011	5,976
2012	1,547
2013	1,475
Thereafter	3,187
$25,173

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $6.0 million at September 27, 2008. Rent expense, net of rental income, under all operating leases was $1.6 million and $6.5 million for the second quarter and the first six months of fiscal 2009, respectively. Rent expense, net of rental income, under all operating leases was $2.6 million and $4.6 million for the second quarter and the first six months of fiscal 2008, respectively. Rental income, which includes rents received from both owned and leased property, was not material for the second quarter and the first six months of fiscal 2009 or 2008.

Other commitments at September 27, 2008 totaled $120.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 27, 2008, the Company also had $19.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

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

16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Six Months Ended
	Sept. 27,	Sept. 29,
(In thousands)	2008	2007
Balance at beginning of period	$-	$2,500
Provision	5	1,413
Utilized	(5)	(2,500)
Balance at end of period	$-	$1,413

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

The IRS is currently auditing the Company’s fiscal 2005 income tax return. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

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

18. Goodwill and Acquisition-Related Intangibles

As of September 27, 2008 and March 29, 2008, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	Sept. 27,	March 29,
(In thousands)	2008	2008	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,097	21,335
Patents-net	655	1,417

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	54,639	52,550
Miscellaneous intangibles-net	4,319	6,408

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	76,736	73,885
Total acquisition-related intangibles-net	$4,974	$7,825

Amortization expense for all intangible assets for the second quarter and the first six months of fiscal 2009 was $1.4 million and $2.9 million, respectively. For the second quarter and the first six months of fiscal 2008, amortization expense for all intangible assets was $1.9 million and $3.8 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at September 27, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2009 (remaining six months) - $2.5 million; 2010 - $1.5 million; 2011 - $1.0 million.

19. Subsequent Event

On October 14, 2008, the Company’s Board of Directors declared a cash dividend of $0.14 per common share for the third quarter of fiscal 2009. The dividend is payable on November 25, 2008 to stockholders of record on November 5, 2008.

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

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt securities and non-marketable equity securities. At September 27, 2008, the Company had marketable debt securities with a fair value of $1.35 billion and non-marketable equity securities in private companies of $21.0 million (adjusted cost).

Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We recorded an other-than-temporary impairment for marketable debt securities in the second quarter of fiscal 2009 as well as an other-than-temporary impairment for a marketable equity security in the first and second quarters of fiscal 2009.

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information relating to the adoption of SFAS 157. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded an other-than-temporary impairment for non-marketable equity securities in the first quarter of fiscal 2009.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first six months of fiscal 2009, approximately 79% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of September 27, 2008, we had $132.7 million of deferred revenue and $38.6 million of deferred cost of goods sold recognized as a net $94.1 million of deferred income on shipments to distributors. As of March 29, 2008, we had $158.0 million of deferred revenue and $46.3 million of deferred cost of goods sold recognized as a net $111.7 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Long-lived assets such as goodwill, other intangible assets and property, plant, and equipment, are considered nonfinancial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure provisions of SFAS 157 will not be effective for these assets until the first quarter of fiscal 2010. See Note 2 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first six months of fiscal 2009 and 2008 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.7	38.2	36.4	38.0
Gross Margin	63.3	61.8	63.6	62.0

Operating Expenses:
Research and development	18.5	19.9	18.6	19.8
Selling, general and administrative	18.2	20.3	18.6	20.3
Amortization of acquisition-related intangibles	0.3	0.4	0.3	0.4
Restructuring charges	0.5	—	2.3	—
Total operating expenses	37.5	40.6	39.8	40.5

Operating Income	25.8	21.2	23.8	21.5
Impairment loss on investments	(6.0)	—	(3.5)	—
Interest and other, net	1.7	4.4	1.5	3.7

Income Before Income Taxes	21.5	25.6	21.8	25.2

Provision for income taxes	4.6	5.4	4.7	5.7

Net Income	16.9%	20.2%	17.1%	19.5%

Net Revenues

Net revenues of $483.5 million in the second quarter of fiscal 2009 represented a 9% increase from the comparable prior year period of $444.9 million. Net revenues for the first six months of fiscal 2009 were $971.8 million, a 9% increase from the comparable prior year period of $890.8 million. The increases in net revenues in the second quarter and the first six months of fiscal 2009 were driven by sales growth from our New Products, specifically Virtex®-4 and Virtex-5 field programmable gate array (FPGA) families, and were partially offset by declines in revenues from our Base and Mainstream Products. Total unit sales declined slightly in the second quarter of fiscal 2009 compared with the same period a year ago but average selling prices increased year-over-year. Total unit sales as well as average unit selling prices increased during the first six months of fiscal 2009 compared to the comparable prior year period.

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

Net revenues by product categories for the second quarter and the first six months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
New Products	$216.1	$133.8	62%	$422.5	$259.9	63%
Mainstream Products	182.4	218.5	(17)%	377.4	439.3	(14)%
Base Products	58.9	66.0	(11)%	118.2	139.5	(15)%
Support Products	26.1	26.6	(2)%	53.7	52.1	3%
Total net revenues	$483.5	$444.9	9%	$971.8	$890.8	9%

The increases in net revenues from New Products as compared to the comparable prior year periods were a result of continued strong market acceptance of these products, primarily Virtex-5, Virtex-4 and Spartan-3E. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) and 90-nm products.

Net revenues from Mainstream Products declined from the comparable prior year periods primarily because of a decline in sales of some of our older products including Virtex-E, Virtex-II, Virtex-II Pro and Spartan-II.

Net revenues from Base Products declined from the comparable prior year periods. It is common for Base Product revenues to decrease as products within this category mature and approach end of life.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,	% Change	Sept. 27,	Sept. 29,	% Change
(% of total net revenues)	2008	2007	in Dollars	2008	2007	in Dollars
Communications	43%	45%	4%	42%	45%	3%
Industrial and Other	32	30	15%	33	31	15%
Consumer and Automotive	17	17	11%	17	16	12%
Data Processing	8	8	8%	8	8	12%
Total net revenues	100%	100%	9%	100%	100%	9%

The increases in net revenues from Communications during the second quarter and the first six months of fiscal 2009 were due primarily to strength in wireless communications. Sales to customers in the wireless space were particularly strong during the second quarter, driven primarily by next generation wireless activity in China. Wireline sales were weak in the second quarter but grew slightly in the first six months of fiscal 2009 from the prior year period.

The increases in net revenues from Industrial and Other as compared to the comparable prior year periods were due to broad-based sales growth from aerospace and defense, industrial, scientific and medical as well as test and measurement applications.

Net revenues from Consumer and Automotive increased from the comparable prior year periods primarily due to strength in consumer and audio, video and broadcast applications.

Net revenues from Data Processing increased from the comparable prior year periods driven primarily by increases in sales from storage applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
North America	$162.2	$170.3	(5)%	$334.3	$344.5	(3)%
Asia Pacific	156.4	133.0	18%	312.1	261.7	19%
Europe	113.4	95.8	18%	224.8	193.8	16%
Japan	51.5	45.8	12%	100.6	90.8	11%
Total net revenues	$483.5	$444.9	9%	$971.8	$890.8	9%

Net revenues in North America decreased from the comparable prior year periods primarily due to lower sales from wired and wireless communications. These decreases offset sales growth in our other end markets.

Net revenues in Asia Pacific increased from the comparable prior year periods due to strength from wired and wireless communications as well as strength from the Industrial and Other end market.

The increases in net revenues in Europe as compared to the comparable prior year periods were due to broad-based strength across most end markets with particular strength in the Industrial and Other category.

The increase in net revenues in Japan in the second quarter of fiscal 2009 was driven by broad-based strength across all end markets. The increase in the first six months of fiscal 2009 was due to strength in all end markets with the exception of Industrial and Other, which was impacted by weaker sales from test and measurement applications in the first quarter of fiscal 2009.

Gross Margin

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Gross margin	$306.1	$274.8	11%	$617.9	$552.2	12%
Percentage of net revenues	63.3%	61.8%		63.6%	62.0%

The increases in the gross margin percentages in the second quarter and the first six months of fiscal 2009 from the comparable prior year periods were driven primarily by product cost reductions and improved operational efficiency.

Gross margin may be affected in the future due to mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiency with our suppliers.

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

Research and Development

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Research and development	$89.5	$88.3	1%	$180.2	$176.2	2%
Percentage of net revenues	19%	20%		19%	20%

R&D spending increased $1.2 million during the second quarter of fiscal 2009 and $4.0 million during the first six months of fiscal 2009 compared to the same periods last year. The increases were attributable to higher expenses to support investment in new product development, which was partially offset by lower mask and wafer spending and reduced stock-based compensation expense.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$88.1	$90.2	(2)%	$181.1	$180.4	0%
Percentage of net revenues	18%	20%		19%	20%

SG&A expenses decreased $2.1 million during the second quarter of fiscal 2009 but increased $700 thousand during the first six months of fiscal 2009 compared to the same periods last year. The decrease in SG&A expenses for the second quarter of fiscal 2009 was attributable to headcount reduction as a result of a functional reorganization, reduced discretionary spending and lower stock-based compensation expense, which was partially offset by higher litigation costs. The slight increase in the first six months of fiscal 2009 was mainly due to litigation costs.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Amortization	$1.4	$1.9	(25)%	$2.9	$3.8	(25)%

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for the second quarter and the first six months of fiscal 2009 from the same periods last year, due to the complete amortization of certain intangible assets in fiscal 2008. We expect amortization of acquisition-related intangibles to be approximately $5.3 million for fiscal 2009 compared with $6.8 million for fiscal 2008.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Stock-based compensation included in:
Cost of revenues	$1.5	$1.7	(11)%	$3.1	$3.8	(20)%
Research and development	6.3	7.3	(13)%	12.6	14.6	(13)%
Selling, general and administrative	5.6	6.8	(18)%	11.8	13.9	(15)%
Restructuring charges	0.3	-	-	0.6	-	-
	$13.7	$15.8	(13)%	$28.1	$32.3	(13)%

We adopted SFAS 123(R) under the modified prospective transition method, effective beginning in fiscal 2007. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The 13% decrease in stock-based compensation expense for the second quarter and the first six months of fiscal 2009 was due to a decrease in the number of shares granted and declining weighted-average fair values of stock awards vesting.

Restructuring Charges

In June 2008, we announced a functional reorganization to better serve our customers and improve our operating performance. As a result of the reorganization, we eliminated 249 positions, or approximately 7% of our global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.

We recorded total restructuring charges of $22.0 million in connection with the reorganization. These pre-tax charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2009:

	Employee	Facility-
	severance and	related
(In millions)	benefits	costs	Total
Balance at March 29, 2008	$-	$-	$-
Accruals during the period	20.5	1.5	22.0
Cash payments	(19.0)	(0.3)	(19.3)
Non-cash settlements	(0.5)	(0.2)	(0.7)
Balance at September 27, 2008	$1.0	$1.0	$2.0

These charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of September 27, 2008 relates to severance benefits and facility-related costs that are expected to be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within other accrued liabilities on the condensed consolidated balance sheets.

We estimate that severance and benefits expenses incurred to date will result in gross annual savings of approximately $35.0 million, including approximately $30.0 million of cash savings before taxes and approximately $5.0 million of stock-based compensation expense. We began realizing the majority of these savings, which will primarily be within SG&A and R&D expense categories, beginning in the second quarter of fiscal 2009. There can be no assurance that these expected future savings will be completely realized as they may be partially offset by increases in other expenses.

Impairment Loss on Investments

We recognized impairment losses on investments of $29.0 million and $33.6 million during the second quarter and the first six months of fiscal 2009, respectively. The $29.0 million of impairment losses for the second quarter of fiscal 2009 consisted of $28.2 million of losses related to marketable debt securities in our investment portfolio and $758 thousand of decline in market value of a marketable equity security that was previously written down in the first quarter of fiscal 2009 and was deemed to be worthless as of September 27, 2008. See Note 10 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information regarding impairment losses on investments.

In addition to the aforementioned amounts recorded in the second quarter of fiscal 2009, the $33.6 million of impairment losses for the first six months of fiscal 2009 included $4.6 million from the write-down of our investments recorded in the first quarter of fiscal 2009, $2.3 million of which was related to our investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. The remaining $2.3 million was a result of the decline in the fair value of our investment in a marketable equity security. Because of the continued decline in its market value, we believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on our investment in this marketable equity security during the first quarter of fiscal 2009.

Interest and Other, Net

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Interest and other, net	$8.5	$19.5	(56)%	$14.2	$33.0	(57)%
Percentage of net revenues	2%	4%		1%	4%

The decreases in interest and other, net for the second quarter and the first six months of fiscal 2009 over the prior year’s comparable periods were due primarily to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield decreased by approximately 200 basis points (two percentage points) year-over-year.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	Sept. 27,	Sept. 29,		Sept. 27,	Sept. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Provision for income taxes	$22.3	$24.2	(8)%	$46.5	$50.9	(9)%
Percentage of net revenues	5%	5%		5%	6%
Effective tax rate	21%	21%		22%	23%

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the first six months of fiscal 2009 as compared to the prior year period was primarily due to a decrease in the amount of tax penalties accrued.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. This legislation extended the federal research credit through the end of 2009. As a result of this legislation, we expect to recognize a tax benefit in the third quarter of fiscal 2009 of approximately $3.0 million due to the federal research credit.

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

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock under our stock repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at September 27, 2008 and March 29, 2008 totaled $1.77 billion and $1.86 billion, respectively. As of September 27, 2008, we had cash, cash equivalents and short-term investments of $1.30 billion and working capital of $1.50 billion. As of March 29, 2008, cash, cash equivalents and short-term investments were $1.30 billion and working capital was $1.48 billion.

Operating Activities - During the first six months of fiscal 2009, our operations generated net positive cash flow of $253.2 million, which was $18.2 million lower than the $271.4 million generated during the first six months of fiscal 2008. The positive cash flow from operations generated during the first six months of fiscal 2009 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accounts payable. These items were partially offset by increases in inventories and prepaid expenses and decreases in income taxes payable and deferred income on shipments to distributors.

Accounts receivable decreased by $15.1 million at September 27, 2008 from the levels at March 29, 2008, due to the linearity of shipments at the end of the second quarter of fiscal 2009 compared to the end of the fourth quarter of fiscal 2008. Consequently, days sales outstanding decreased to 44 days at September 27, 2008 from 49 days at March 29, 2008. Our inventory levels were $11.5 million higher at September 27, 2008 compared to March 29, 2008. Combined inventory days at Xilinx and distribution decreased to 93 days at September 27, 2008 from 94 days at March 29, 2008, due to higher inventory at Xilinx offset by lower inventory in the distributor channel.

For the first six months of fiscal 2008, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in inventories and deferred income taxes and an increase in deferred income on shipments to distributors. These items were partially offset by an increase in accounts receivable and a decrease in income taxes payable.

Investing Activities - Net cash used in investing activities of $147.5 million during the first six months of fiscal 2009 included net purchases of available-for-sale securities of $125.4 million, $21.6 million for purchases of property, plant and equipment and $500 thousand for other investing activities. Net cash used in investing activities of $396.4 million during the first six months of fiscal 2008 included net purchases of available-for-sale securities of $365.1 million, $28.6 million for purchases of property, plant and equipment and $2.7 million for other investing activities.

Financing Activities - Net cash used in financing activities was $271.2 million in the first six months of fiscal 2009 and consisted of $275.0 million for the repurchase of common stock and $77.6 million for dividend payments to stockholders. These items were partially offset by $76.8 million of proceeds from the issuance of common stock under employee stock plans and $4.6 million for excess tax benefits from stock-based compensation. For the comparable fiscal 2008 period, net cash used in financing activities was $142.6 million and consisted of $150.0 million for the repurchase of common stock and $71.4 million for dividend payments to stockholders. These items were partially offset by $68.6 million of proceeds from the issuance of common stock under employee stock plans and $10.2 million for excess tax benefits from stock-based compensation.

Stockholders’ equity decreased $111.9 million during the first six months of fiscal 2009. The decrease was attributable to the repurchase of common stock of $275.0 million, the payment of dividends to stockholders of $77.6 million, an adjustment of the cumulative effect of adopting FIN 48 of $10.0 million, unrealized losses on available-for-sale securities, net of deferred tax benefits of $11.9 million, unrealized hedging transaction losses of $4.0 million and cumulative translation adjustment of $2.4 million. The decreases were partially offset by the $165.8 million in net income for the first six months of fiscal 2009, the issuance of common stock under employee stock plans of $76.4 million, stock-based compensation related amounts totaling $25.5 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $1.3 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 15 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of September 27, 2008 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 27, 2008, we had $120.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 27, 2008, the Company also had $19.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

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

As of September 27, 2008, $73.6 million of unrecognized tax benefits were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at September 27, 2008, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements

As of September 27, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in April 2007. We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities.

We used $275.0 million of cash to repurchase 10.8 million shares of our common stock during the first six months of fiscal 2009 compared with $150.0 million used to repurchase 5.9 million shares during the first six months of fiscal 2008. During the first six months of fiscal 2009, we paid $77.6 million in cash dividends to stockholders, representing an aggregate amount of $0.28 per common share. During the first six months of fiscal 2008, we paid $71.4 million in cash dividends to stockholders, representing an aggregate amount of $0.24 per common share. In addition, on October 14, 2008, our Board of Directors declared a cash dividend of $0.14 per common share for the third quarter of fiscal 2009. The dividend is payable on November 25, 2008 to stockholders of record on November 5, 2008. Our stock repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. In addition, as a result of recent adverse conditions in the global credit markets, certain types of investments such as asset-backed securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities and senior class asset-backed securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.

As of September 27, 2008, marketable securities measured at fair value using Level 3 inputs were comprised of $66.0 million of student loan auction rate securities and $54.2 million of asset-backed securities within our available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that our student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of our student loan auction rate securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of our student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. We have the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047.

Our $54.2 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These $54.2 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. We determined the fair values for $35.9 million of the senior class asset-backed securities that were rated AAA by using prices from pricing services that could not be corroborated by observable market data. We corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. We have the ability and intent to hold the $35.9 million of senior class asset-backed securities until final maturity in November 2009. The remaining $18.3 million of senior class asset-backed securities were downgraded from AA or A rating to CCC- rating in late September 2008. In October 2008, the issuer received a notice of default from a counterparty. Subsequently, the issuer appointed a receiver and the securities were further downgraded to D rating. The original purchase price of these securities, including accrued interest, was $38.1 million. Using a pricing model, with inputs such as the credit ratings of the underlying securities, estimated underlying collateral prices derived from comparable benchmark indexes and other market data, the estimated subordination protection to the senior class asset-backed securities and estimated liquidity discounts, we determined the fair value of these senior class asset-backed securities to be $18.3 million The decline was deemed to be other than temporary and, therefore, we recognized an impairment loss of $19.8 million on these securities during the second quarter of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.35 billion at September 27, 2008. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 27, 2008 would have affected the fair value of our investment portfolio by less than $7.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions due to the increased concerns related to the U.S. subprime mortgage market that have spread to other sectors of the global economy. This has negatively impacted the values of various types of investment and non-investment grade securities. The global credit markets have experienced further significant deterioration in September and October 2008 due to instability in the global financial system and concerns related to a potential global recession. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 27, 2008 and March 29, 2008, we had the following outstanding forward currency exchange contracts:

	Sept. 27,	March 29,
(In thousands and U.S. dollars)	2008	2008
Euro	$44,442	$18,616
Singapore dollar	37,010	11,938
Japanese Yen	12,038	5,364
British Pound	8,523	3,022
	$102,013	$38,940

Effective beginning in the first quarter of fiscal 2009, as part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we expanded our hedging program from a one-quarter forward outlook to encompass the next five quarters for major foreign-currency denominated operating expenses. The contracts expire at various dates between October 2008 and October 2009. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial at September 27, 2008 and March 29, 2008.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 27, 2008 would have affected the annualized foreign-currency denominated operating expenses of our foreign subsidiaries by less than $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 27, 2008 would have affected the value of foreign-currency denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, other than the inclusion of a discussion regarding credit market conditions in the risk factor regarding global economic conditions, updating the risk factor regarding our portfolio investments, the inclusion of a discussion regarding credit risks in the risk factor regarding our dependence on distributors and the inclusion of a discussion about our functional reorganization in the risk factor regarding managing transitions associated with our new management.

The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.

The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry. The down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are much less reliable predictors of the future than for companies in older, more stable industries.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors and our regional headquarters in Ireland and Singapore. Deteriorating global economic conditions including reduced economic activity, adverse credit market conditions, decreased consumer confidence and potential global recession could negatively impact our business operations as well as those of our customers, distributors and vendors. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in the Asia Pacific region, Japan and Europe. Past economic weakness in these markets adversely affected revenues, and such conditions may occur in the future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and recent disruptions in the credit markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may adversely affect our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could adversely impact our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit markets have experienced further significant deterioration in September and October 2008 due to instability in the global financial system and concerns related to a potential global recession. As of September 27, 2008, approximately 4% of our $1.62 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the first quarter of fiscal 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. There were no redemptions in the second quarter of fiscal 2009. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 4% of our investment portfolio as of September 27, 2008 and were all AAA rated with the exception of approximately $3.2 million of asset-backed securities that were rated AA or A and $18.3 million of asset-backed securities that were downgraded from an AA or A rating to CCC- in late September 2008 and thereafter to D rating in October 2008. For information on the impairment loss recognized on these asset-backed securities during the second quarter of fiscal 2009, see Note 10 to our condensed consolidated financial statements, included in Part 1. “Financial Information.” These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 10% of the investment portfolio as of September 27, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt and equity securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

During the first six months of fiscal 2009, nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC) or in Japan, by Toshiba Corporation (Toshiba) or Seiko Epson Corporation (Seiko). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee our foundries will be able to manufacture sufficient quantities of our products. Any manufacturing problem or insufficient foundry capacity could disrupt our operations.

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

On January 7, 2008, we announced the appointment of Moshe N. Gavrielov as our new President and CEO concurrent with the retirement of Willem P. Roelandts from these positions. Our new CEO has made organizational changes, including changes to our management team and a functional reorganization that we announced in June 2008. These changes could impact our product development, our customers and our suppliers, distract our management and disrupt our business. It is important for us to successfully manage these transitions as our failure to do so could adversely affect our ability to compete effectively.

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

Resale of product through Avnet accounted for 56% of the Company’s worldwide net revenues in the first six months of fiscal 2009 and as of September 27, 2008, Avnet accounted for 84% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. If a key distributor materially defaults on a contract or fails to perform, our business and financial results would suffer.

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

As of September 27, 2008, we had 2.00 billion authorized common shares, of which 273.9 million shares were outstanding. In addition, 67.4 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 32.1 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of its common stock during the second quarter of fiscal 2009. See Note 8 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase programs.

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
June 29 to August 2, 2008	-	$-	-	$43,888
August 3 to August 30, 2008	3,653	$25.49	3,653	$750,753
August 31 to September 27, 2008	1,250	$25.49	1,250	$718,888
Total for the Quarter	4,903	$25.49	4,903

During the second quarter of fiscal 2009, the Company repurchased a total of 4.9 million shares of its common stock for $125.0 million, including 1.7 million shares for $43.9 million that completed its $1.50 billion repurchase program announced on February 26, 2007. On February 25, 2008, we announced a further repurchase program of up to an additional $800.0 million of common stock. Through September 27, 2008, the Company had repurchased $81.1 million of the $800.0 million of common stock approved for repurchase under the February 2008 authorization. These share repurchase programs have no stated expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Xilinx, Inc.’s Annual Meeting of Stockholders held on August 14, 2008, stockholders elected each of the director nominees, approved amendments to our 1990 Employee Qualified Stock Purchase Plan and the 2007 Equity Incentive Plan, and ratified the appointment of our external auditors.

(1)	To elect nine directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes For	Votes Withheld
Willem P. Roelandts	244,132,481	6,717,510
Moshe N. Gavrielov	244,556,643	6,293,348
John L. Doyle	244,176,174	6,673,817
Jerald G. Fishman	246,446,969	4,403,022
Philip T. Gianos	242,906,958	7,943,033
William G. Howard, Jr.	244,622,468	6,227,523
J. Michael Patterson	246,327,659	4,522,332
Marshall C. Turner	248,008,675	2,841,316
Elizabeth W. Vanderslice	246,217,513	4,632,478

(2)	To approve amendments to our 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares and to extend the term of such plan by 20 years.

			Broker Non-
For	Against	Abstain	Votes
196,792,152	21,813,222	1,889,333	30,355,284

(3)	To approve an amendment to our 2007 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 4,000,000 shares.

			Broker Non-
For	Against	Abstain	Votes
145,118,323	73,344,746	2,031,236	30,355,686

(4)	To ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as external auditors of Xilinx, for the fiscal year ending March 28, 2009.

			Broker Non-
For	Against	Abstain	Votes
244,919,749	3,959,606	1,970,636	0

ITEM 6. EXHIBITS

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

XILINX, INC.

Date:	November 4, 2008	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)