Form 10-Q
period 2008-12-27
XILINX INC
filed 2009-02-03
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2008 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to _________ to _______ .

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __      No X

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding at January 21, 2009
Common Stock, $.01 par value	274,108,297

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net revenues	$458,387	$474,806	$1,430,170	$1,365,612
Cost of revenues	165,331	174,414	519,244	513,014
Gross margin	293,056	300,392	910,926	852,598

Operating expenses:
Research and development	86,967	91,011	267,202	267,175
Selling, general and administrative	85,032	92,453	266,116	272,856
Amortization of acquisition-related intangibles	1,475	1,582	4,326	5,376
Restructuring charges	—	—	22,023	—
Total operating expenses	173,474	185,046	559,667	545,407

Operating income	119,582	115,346	351,259	307,191
Gain on early extinguishment of convertible debentures	89,672	—	89,672	—
Impairment loss on investments	(19,540)	—	(53,162)	—
Interest and other income (expense), net	(575)	14,385	13,620	47,422

Income before income taxes	189,139	129,731	401,389	354,613

Provision for income taxes	49,765	26,139	96,261	77,045

Net income	$139,374	$103,592	$305,128	$277,568

Net income per common share:
Basic	$0.51	$0.36	$1.10	$0.94
Diluted	$0.51	$0.35	$1.10	$0.92

Cash dividends declared per common share	$0.14	$0.12	$0.42	$0.36

Shares used in per share calculations:
Basic	273,997	289,703	276,584	296,714
Diluted	274,223	293,036	277,603	301,030

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 27,	March 29,
(In thousands, except par value amounts)	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,007,782	$866,995
Short-term investments	282,148	429,440
Accounts receivable, net	213,590	249,147
Inventories	149,421	130,250
Deferred tax assets	71,104	106,842
Prepaid expenses and other current assets	30,223	37,522
Total current assets	1,754,268	1,820,196

Property, plant and equipment, at cost	816,136	789,446
Accumulated depreciation and amortization	(421,163)	(385,016)
Net property, plant and equipment	394,973	404,430
Long-term investments	388,972	564,269
Goodwill	117,955	117,955
Acquisition-related intangibles, net	3,499	7,825
Other assets	221,794	222,432
Total Assets	$2,881,461	$3,137,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,407	$59,402
Accrued payroll and related liabilities	96,706	100,730
Income taxes payable	2,812	39,258
Deferred income on shipments to distributors	71,510	111,678
Other accrued liabilities	54,861	29,598
Total current liabilities	279,296	340,666

Convertible debentures	760,107	999,851

Deferred tax liabilities	102,425	84,486

Long-term income taxes payable	70,052	39,122

Other long-term liabilities	1,098	1,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,741	2,805
Additional paid-in capital	819,885	858,172
Retained earnings	865,966	805,042
Accumulated other comprehensive income (loss)	(20,109)	5,804
Total stockholders’ equity	1,668,483	1,671,823
Total Liabilities and Stockholders’ Equity	$2,881,461	$3,137,107

(1)   Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Dec. 27,	Dec. 29,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$305,128	$277,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,167	40,323
Amortization	12,573	13,537
Stock-based compensation	41,188	48,730
Gain on early extinguishment of convertible debentures	(89,672)	—
Impairment loss on investments	53,162	—
Net (gain) loss on sale of available-for-sale securities	(2,740)	1,197
Convertible debt derivatives – revaluation and amortization	798	213
Tax benefit from exercise of stock options	668	11,676
Excess tax benefit from stock-based compensation	(4,759)	(12,056)
Changes in assets and liabilities:
Accounts receivable, net	35,557	(46,998)
Inventories	(19,297)	42,075
Deferred income taxes	70,070	51,061
Prepaid expenses and other current assets	6,180	21,618
Other assets	(8,257)	(10,035)
Accounts payable	(5,996)	(1,178)
Accrued liabilities (including restructuring activities)	18,772	29,716
Income taxes payable	(33,699)	(4,906)
Deferred income on shipments to distributors	(40,167)	16,593
Net cash provided by operating activities	381,676	479,134

Cash flows from investing activities:
Purchases of available-for-sale securities	(832,919)	(1,883,990)
Proceeds from sale and maturity of available-for-sale securities	1,078,161	1,568,082
Distribution from United Microelectronics Corporation	—	10,693
Purchases of property, plant and equipment	(32,711)	(39,355)
Other investing activities	(493)	(4,558)
Net cash provided by (used in) investing activities	212,038	(349,128)

Cash flows from financing activities:
Repurchases of convertible debentures	(146,324)	—
Repurchases of common stock	(275,000)	(350,000)
Proceeds from issuance of common stock through various stock plans	79,620	78,338
Payment of dividends to stockholders	(115,982)	(105,881)
Excess tax benefit from stock-based compensation	4,759	12,056
Net cash used in financing activities	(452,927)	(365,487)

Net increase (decrease) in cash and cash equivalents	140,787	(235,481)

Cash and cash equivalents at beginning of period	866,995	635,879

Cash and cash equivalents at end of period	$1,007,782	$400,398

Supplemental disclosure of cash flow information:
Interest paid	$17,055	$16,493
Income taxes paid, net of refunds	$59,400	$31,550

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 is a 52- week year ending on March 28, 2009. Fiscal 2008, which ended on March 29, 2008, was a 52-week fiscal year. The first, second and third quarters of fiscal 2009 and 2008 were all 13-week quarters.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective for Xilinx on March 30, 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 deferred the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS 157 on March 30, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact SFAS 157 will have on its consolidated financial condition and results of operations when it is applied to nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal 2010. See Note 3 for additional information relating to the adoption of SFAS 157.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The Company’s 3.125% convertible debentures due March 15, 2037 will be affected by this FSP. FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal 2010, which begins on March 29, 2009. Based on the Company’s preliminary analysis, future net income per share will be impacted upon adoption of the standard by a range of $0.01 per share to $0.08 per share, with the impact on net income per share increasing within the indicated range each year through the debt’s maturity. Adoption of the standard will also have a substantial impact in the balance sheet reclassification for the equity component of the debt.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 was effective upon issuance and did not have a substantial impact on Xilinx’s consolidated financial condition or results of operations.

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

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	Dec. 27,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Cash equivalents	$290,616	$589,074	$-	$879,690
Short-term investments	6,503	240,057	35,588	282,148
Long-term investments	784	332,420	55,768	388,972
Foreign currency forward contracts (net)	-	441	-	441
Total assets measured at fair value	$297,903	$1,161,992	$91,356	$1,551,251

Liabilities:
Convertible debentures – embedded derivative	$-	$-	$3,020	$3,020
Total liabilities measured at fair value	$-	$-	$3,020	$3,020

Net assets measured at fair value	$297,903	$1,161,992	$88,336	$1,548,231

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months	Nine Months
	Ended	Ended
	Dec. 27,	Dec. 27,
(In thousands)	2008	2008
Balance, beginning of period	$118,212	$145,388
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	(1,070)	(740)
Included in other comprehensive income (loss)	(10,116)	(16,906)
Included in impairment loss on investments	(18,240)	(38,006)
Net settlements (1)	(450)	(1,400)
Balance, end of period	$88,336	$88,336

(1) During the third quarter and the first nine months of fiscal 2009, $450 thousand and $1.4 million, respectively, of student loan auction rate securities were redeemed for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 27, 2008:

Interest and other income (expense), net	$(1,070)	$(740)
Impairment loss on investments	(18,240)	(38,006)

As of December 27, 2008, marketable securities measured at fair value using Level 3 inputs were comprised of $55.8 million of AAA-rated student loan auction rate securities and $35.6 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased significantly in the third quarter of fiscal 2009 due to a widening of credit spreads as a result of the global credit crisis. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company has the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities, which are AAA rated, are recorded in long-term investments on its condensed consolidated balance sheets.

The Company’s $35.6 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. The $35.6 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for the $35.6 million of the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. The Company corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. The Company has the ability and intent to hold the $35.6 million of senior class asset-backed securities until final maturity in November 2009. $16.4 million of these senior class asset-backed securities are rated AAA and $19.2 million of these securities were downgraded from AAA to AA or A rating, depending on the rating agency, in November and December 2008.

During the third quarter of fiscal 2009, the Company recognized an additional impairment loss of $18.2 million, which represented the remaining investment balance of the senior class asset-backed securities that were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid on a pari passu basis. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. The Company’s investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, the Company concluded that it is not likely to recover the remaining balance of its investment. Accordingly, the Company recognized an impairment loss of $18.2 million. The original purchase price of these securities, excluding accrued interest, was $38.0 million. For the nine months ended December 27, 2008, the Company recognized an impairment loss of $38.0 million on these senior class asset-backed securities. See Note 10 for additional information regarding impairment losses on investments.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures (debentures) to an initial purchaser in a private offering. As of December 27, 2008, the outstanding balance on the debentures was $760.1 million. The debentures included embedded features which qualify as embedded derivatives under SFAS 133. The embedded derivatives were separately accounted for as a discount on the debentures and their fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivatives, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivatives. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. The Company recognized impairment losses on non-marketable equity investments of $700 thousand and $3.0 million during the third quarter and the first nine months of fiscal 2009, respectively. The entire amount of each of the impaired non-marketable equity investments was written off. No impairment loss on non-marketable equity investments was recognized for the first nine months of fiscal 2008.

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

Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
(In thousands)	2008	2007	2008	2007
Stock-based compensation included in:
Cost of revenues	$1,337	$1,937	$4,416	$5,785
Research and development	6,055	7,977	18,702	22,526
Selling, general and administrative	5,649	6,542	17,506	20,419
Restructuring charges	-	-	564	-
	$13,041	$16,456	$41,188	$48,730

During the first nine months of fiscal 2009 and 2008, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $10.3 million and $14.1 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008 thereby decreasing the expected life by nearly one year. The per-share weighted-average fair value of stock options granted during the third quarter of fiscal 2009 was $6.74 ($7.30 for the third quarter of fiscal 2008) and for the first nine months of fiscal 2009 was $7.38 ($8.10 for the first nine months of fiscal 2008). The fair values of stock options granted in fiscal 2009 and 2008 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Expected life of options (years)	5.4	5.4	5.4	5.4
Expected stock price volatility	0.51 to 0.53	0.33 to 0.36	0.33 to 0.53	0.30 to 0.36
Risk-free interest rate	1.6% to 2.8%	3.5% to 4.4%	1.6% to 3.5%	3.5% to 5.1%
Dividend yield	2.9% to 3.4%	1.9% to 2.1%	2.1% to 3.4%	1.6% to 2.1%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per-share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during the first nine months of fiscal 2009 and 2008 were $7.45 and $7.79, respectively.

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2009 was $16.30 ($22.60 for the third quarter of fiscal 2008) and for the first nine months of fiscal 2009 was $22.73 ($25.70 for the first nine months of fiscal 2008). The weighted-average fair values of RSUs granted in fiscal 2009 and 2008 were calculated based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Risk-free interest rate	1.2% to 1.9%	3.2% to 4.2%	1.2% to 3.2%	3.2% to 5.0%
Dividend yield	2.9% to 3.4%	1.9% to 2.1%	2.1% to 3.4%	1.6% to 2.1%

       Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17
March 29, 2008	49,289	$32.34
Granted	1,813	$24.67
Exercised	(3,119)	$20.14
Forfeited/cancelled/expired	(5,239)	$36.55
December 27, 2008	42,744	$32.39

Options exercisable at:
March 29, 2008	39,238	$34.33
December 27, 2008	35,325	$34.14

In July 2006, the stockholders approved the adoption of the 2007 Equity Incentive Plan (2007 Plan) and authorized 10.0 million shares to be reserved for issuance thereunder. On August 14, 2008 and August 9, 2007, the stockholders approved amendments to increase the authorized number of shares reserved for issuance under the 2007 Plan by 4.0 million and 5.0 million shares, respectively. The types of awards allowed under the 2007 Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The 2007 Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. As of December 27, 2008, 11.0 million shares remained available for grant under the 2007 Plan.

The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 27, 2008 was $473 thousand and $18.0 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 29, 2007 was $4.8 million and $36.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 31, 2007	—	$—
Granted	2,301	$24.46
Vested	—	$—
Cancelled	(132)	$25.62
March 29, 2008	2,169	$24.39
Granted	1,444	$22.73
Vested	(405)	$25.67
Cancelled	(242)	$24.22
December 27, 2008	2,966	$23.40

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 947 thousand shares for $16.4 million in the second quarter of fiscal 2009 and 944 thousand shares for $16.2 million in the second quarter of fiscal 2008. No shares were issued during the first or third quarters of fiscal 2009 or 2008. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2009. On August 14, 2008, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of December 27, 2008, 8.9 million shares were available for future issuance out of 40.5 million shares authorized.

5.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 226 thousand and 1.0 million common equivalent shares attributable to outstanding stock awards for the third quarter and the first nine months of fiscal 2009, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2008, the total shares used in the denominator of the diluted net income per common share calculation includes 3.3 million and 4.3 million common equivalent shares attributable to outstanding stock awards, respectively.

Outstanding out-of-the-money stock options to purchase approximately 43.2 million and 41.7 million shares, for the third quarter and the first nine months of fiscal 2009, respectively, under the Company's stock option plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options. For the third quarter and the first nine months of fiscal 2008, respectively, 40.2 million and 35.3 million of the Company’s stock options outstanding were excluded from the calculation.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see Note 7). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.82 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.82 per share, using the treasury stock method. The conversion price of $30.82 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through the third quarter of fiscal 2009.

6.	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Dec. 27,	March 29,
(In thousands)	2008	2008
Raw materials	$15,364	$13,771
Work-in-process	99,906	76,870
Finished goods	34,151	39,609
	$149,421	$130,250

7.	Convertible Debentures and Revolving Credit Facility

3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. During the third quarter of fiscal 2009, due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the debentures was adjusted to 32.4446 representing an adjusted conversion price of $30.82 per share.

The Company received net proceeds from issuance of the debentures of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for the third quarter and the first nine months of fiscal 2009 totaled $7.3 million and $23.3 million, respectively, and was included in interest and other income (expense), net on the condensed consolidated statements of income. Interest expense related to the debentures for the third quarter and the first nine months of fiscal 2008 totaled $8.0 million and $24.0 million, respectively. The debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

In November 2008, the Company paid $146.3 million in cash to repurchase $241.1 million (principal amount) of its debentures and recognized a net gain on early extinguishment of convertible debentures of $89.7 million, net of the write-off of the pro rata portions of unamortized debt issuance costs ($4.5 million) and unamortized derivative valuation ($573 thousand). Accrued interest paid at the time of repurchase totaled $1.4 million.

On or after March 15, 2014, the Company may redeem all or part of the remaining debentures outstanding for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of Xilinx common stock, up to the principal amount of the debentures. If the conversion value exceeds $1 thousand, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1 thousand (conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share.

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of December 27, 2008, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Due to the repurchase of a portion of the debentures in November 2008 as noted above, the balance of the derivative ($1.8 million) will continue to be amortized to interest expense over the remaining term of the debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s consolidated statements of income. The fair value of the derivative as of December 27, 2008 and March 29, 2008 was $3.0 million and $2.3 million, respectively. The balance of the debentures on the Company’s condensed consolidated balance sheets at December 27, 2008 and March 29, 2008 was $760.1 million and $999.9 million, respectively, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

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

      Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 27, 2008, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

8.	Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. During the second quarter of fiscal 2009, the Company completed its $1.50 billion repurchase program announced in February 2007 by repurchasing 1.7 million shares for $43.9 million. On February 25, 2008, the Board authorized the repurchase of up to an additional $800.0 million of common stock. On November 6, 2008, the Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through December 27, 2008, the Company had used $227.4 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held at December 27, 2008 or March 29, 2008.

During the first six months of fiscal 2009 and the second and third quarters of fiscal 2008, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $275.0 million for the first six months of fiscal 2009 and $200.0 million for the third quarter of fiscal 2008 ($350.0 million for the second and third quarters of fiscal 2008). These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. As of December 27, 2008 and December 29, 2007, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

During the first nine months of fiscal 2009, the Company repurchased a total of 10.8 million shares of common stock for $275.0 million. During the third quarter and the first nine months of fiscal 2008, the Company repurchased a total of 8.2 million and 14.2 million shares of common stock for $200.0 million and $350.0 million, respectively. During the third quarter of fiscal 2009 and the first quarter of fiscal 2008, the Company did not repurchase any shares of its common stock. The Company paid $146.3 million in cash to repurchase $241.1 million (principal amount) of its debentures during the third quarter of fiscal 2009. See Note 7 for additional information about the debentures.

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

The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2009:

	Employee	Facility-
	severance and	related
(In thousands)	benefits	costs	Total
Balance at March 29, 2008	$-	$-	$-
Accruals during the period	20,539	1,484	22,023
Cash payments	(19,975)	(613)	(20,588)
Non-cash settlements	(564)	(131)	(695)
Balance at December 27, 2008	$-	$740	$740

The charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of December 27, 2008 relates to facility-related costs that are expected to be paid over the remaining lease terms of the closed facilities expiring at various dates through December 2012.

10.	Impairment Loss on Investments

The Company recognized impairment losses on investments of $19.5 million and $53.2 million during the third quarter and the first nine months of fiscal 2009, respectively. The $19.5 million of impairment losses for the third quarter of fiscal 2009 included $18.8 million of losses related to marketable debt securities in the Company’s investment portfolio.

As discussed in Note 3, during the third quarter of fiscal 2009, the Company recognized an additional impairment loss of $18.2 million, which represented the remaining investment balance of the senior class asset-backed securities that were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid on a pari passu basis. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. The Company’s investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, the Company concluded that it is not likely to recover the remaining balance of its investment. This decline in fair value was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $18.2 million on these securities during the third quarter of fiscal 2009 in addition to the $19.8 million of impairment loss recorded during the second quarter of fiscal 2009. The original purchase price of these securities, excluding accrued interest, was $38.0 million.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in the Company’s investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and the Company recorded an additional impairment loss of $600 thousand related to this investment in the third quarter of fiscal 2009 in addition to the $8.4 million of impairment loss recorded during the second quarter of fiscal 2009. The remaining $700 thousand of impairment losses recorded in the third quarter of fiscal 2009 was related to the Company’s investment in a non-marketable equity security in a private company.

In addition to the aforementioned amounts recorded in the third quarter of fiscal 2009, the $53.2 million of impairment losses for the first nine months of fiscal 2009 included $33.6 million from the write-down of the Company’s investments recorded in the first six months of fiscal 2009. The $33.6 million included the $19.8 million and $8.4 million of impairment losses noted above related to marketable debt securities in the Company’s investment portfolio. In addition, $2.3 million was related to the Company’s investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. The remaining $3.1 million was a result of the continuous decline in the market value of the Company’s investment in a marketable equity security that was deemed to be worthless as of September 27, 2008. Because of the continued decline in its market value, the Company believed that the decline in the market value was other than temporary, and recognized an impairment loss on its investment in this marketable equity security during the first and second quarters of fiscal 2009.

11.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
(In thousands)	2008	2007	2008	2007
Interest income	$12,378	$24,293	$40,453	$74,716
Interest expense	(7,324)	(8,000)	(23,324)	(24,000)
Other income (expense), net	(5,629)	(1,908)	(3,509)	(3,294)
	$(575)	$14,385	$13,620	$47,422

12.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
(In thousands)	2008	2007	2008	2007
Net income	$139,374	$103,592	$305,128	$277,568
Net change in unrealized loss on available-for-sale
securities, net of tax	(6,967)	(4,559)	(16,863)	(5,999)
Reclassification adjustment for (gains) losses on
available-for-sale securities, net of tax, included
in net income	361	127	(1,608)	633
Net change in unrealized gain (loss) on hedging
transactions, net of tax	3,457	(510)	(568)	(261)
Net change in cumulative translation adjustment	(4,453)	1,170	(6,874)	2,211
Comprehensive income	$131,772	$99,820	$279,215	$274,152

       The components of accumulated other comprehensive income (loss) as of December 27, 2008 and March 29, 2008 are as follows:

	Dec. 27,	March 29,
(In thousands)	2008	2008
Accumulated unrealized loss on available-for-sale securities, net of tax	$(19,057)	$(586)
Accumulated unrealized gain on hedging transactions, net of tax	459	1,027
Accumulated cumulative translation adjustment	(1,511)	5,363
Accumulated other comprehensive income (loss)	$(20,109)	$5,804

13.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of December 27, 2008, Avnet accounted for 75% of the Company’s total accounts receivable. Resale of product through Avnet accounted for 55% and 56% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2009, respectively. For the third quarter and the first nine months of fiscal 2008, resale of product through Avnet accounted for 61% and 62% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and concerns related to a global recession. As of December 27, 2008, approximately 4% of the $1.55 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the third quarter and the first nine months of fiscal 2009, $450 thousand and $1.4 million, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 3% of the investment portfolio as of December 27, 2008 of which approximately 50% are AAA rated with the majority of the rest of the asset-backed securities rated AA or A. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 10% of the investment portfolio as of December 27, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration.

14.	Income Taxes

The Company recorded tax provisions of $49.8 million and $96.3 million for the third quarter and the first nine months of fiscal 2009, respectively, representing effective tax rates of 26% and 24%, respectively. The Company recorded tax provisions of $26.1 million and $77.0 million for the third quarter and the first nine months of fiscal 2008, respectively, representing effective tax rates of 20% and 22%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of December 27, 2008 determined in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) decreased by $7.3 million in the third quarter of fiscal 2009 to $114.1 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $56.9 million as of December 27, 2008.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2002.

On December 8, 2008, the Internal Revenue Service (IRS) issued a notice of deficiency reflecting proposed audit adjustments for fiscal 2005. Xilinx plans to contest the proposed adjustments. The Company believes it has provided adequate reserves for any tax deficiencies that could result from the IRS action.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to the cost sharing of stock options. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeal for the Ninth Circuit. The Company is opposing this appeal, as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. Management has assessed the risk of loss, and determined that no accrual is required.

15.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2017. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The land lease will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2009 (remaining three months)	$2,591
2010	8,632
2011	6,296
2012	1,548
2013	1,434
Thereafter	3,119
$23,620

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $5.0 million as of December 27, 2008. Rent expense, net of rental income, under all operating leases was $1.4 million and $8.0 million for the third quarter and the first nine months of fiscal 2009, respectively. Rent expense, net of rental income, under all operating leases was $1.9 million and $6.6 million for the third quarter and the first nine months of fiscal 2008, respectively. Rental income, which includes rents received from both owned and leased property, was not material for the third quarter and the first nine months of fiscal 2009 or 2008.

Other commitments at December 27, 2008 totaled $57.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 27, 2008, the Company also had $20.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

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

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s condensed consolidated balance sheets:

	Nine Months Ended
	Dec. 27,	Dec. 29,
(In thousands)	2008	2007
Balance at beginning of period	$—	$2,500
Provision	5	1,413
Utilized	(5)	(3,913)
Balance at end of period	$—	$—

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

On August 21, 2007, Lonestar Inventions, L.P. (Lonestar) filed a patent infringement lawsuit against Xilinx in the U.S. District Court for the Eastern District of Texas, Tyler Division (Lonestar Inventions, L.P. v. Xilinx, Inc. Case No. 6:07-CV-393). The lawsuit pertained to a single patent and Lonestar sought injunctive relief, unspecified damages and interest and attorneys’ fees. The parties reached a confidential agreement to settle the action and the lawsuit was dismissed with prejudice on December 18, 2008. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

18.	Goodwill and Acquisition-Related Intangibles

As of December 27, 2008 and March 29, 2008, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	Dec. 27,	March 29,
(In thousands)	2008	2008	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,477	21,335
Patents-net	275	1,417

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	55,734	52,550
Miscellaneous intangibles-net	3,224	6,408

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	78,211	73,885
Total acquisition-related intangibles-net	$3,499	$7,825

Amortization expense for all intangible assets for the third quarter and the first nine months of fiscal 2009 was $1.5 million and $4.3 million, respectively. For the third quarter and the first nine months of fiscal 2008, amortization expense for all intangible assets was $1.6 million and $5.4 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded at December 27, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: fiscal 2009 (remaining three months) - $1.0 million; 2010 - $1.5 million; 2011 - $1.0 million.

19.	Subsequent Event

On January 13, 2009, the Company’s Board of Directors declared a cash dividend of $0.14 per common share for the fourth quarter of fiscal 2009. The dividend is payable on February 25, 2009 to stockholders of record on February 4, 2009.

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

       Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of December 27, 2008, the Company had marketable debt securities with a fair value of $1.24 billion and non-marketable equity securities in private companies of $20.2 million (adjusted cost).

Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We recorded an other-than-temporary impairment for marketable debt securities in the second and third quarters of fiscal 2009 as well as an other-than-temporary impairment for a marketable equity security in the first and second quarters of fiscal 2009.

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment and are Level 3 inputs. See Note 3 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information relating to the adoption of SFAS 157. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in the first and third quarters of fiscal 2009.

       Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first nine months of fiscal 2009, approximately 78% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of December 27, 2008, we had $102.6 million of deferred revenue and $31.1 million of deferred cost of goods sold recognized as a net $71.5 million of deferred income on shipments to distributors. As of March 29, 2008, we had $158.0 million of deferred revenue and $46.3 million of deferred cost of goods sold recognized as a net $111.7 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first nine months of fiscal 2009 and 2008 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Third quarter and first nine months of fiscal 2009 compared to the third quarter and first nine months of fiscal 2008

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Dec. 27,	Dec. 29,	Dec. 27,	Dec. 29,
	2008	2007	2008	2007
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.1	36.7	36.3	37.6
Gross Margin	63.9	63.3	63.7	62.4

Operating Expenses:
Research and development	19.0	19.2	18.7	19.5
Selling, general and administrative	18.5	19.5	18.6	20.0
Amortization of acquisition-related intangibles	0.3	0.3	0.3	0.4
Restructuring charges	—	—	1.5	—
Total operating expenses	37.8	39.0	39.1	39.9

Operating Income	26.1	24.3	24.6	22.5
Gain on early extinguishment of convertible debentures	19.6	—	6.3	—
Impairment loss on investments	(4.3)	—	(3.7)	—
Interest and other income (expense), net	(0.1)	3.0	0.9	3.5

Income Before Income Taxes	41.3	27.3	28.1	26.0

Provision for income taxes	10.9	5.5	6.8	5.7

Net Income	30.4%	21.8%	21.3%	20.3%

Net Revenues

Net revenues of $458.4 million in the third quarter of fiscal 2009 represented a 3% decrease from the comparable prior year period of $474.8 million. The decrease in net revenues was largely due to the current economic recessionary environment which impacted our sales across a broad base of end markets, particularly from Base and Mainstream Products. We expect the current recessionary economic environment to continue to adversely impact our net revenues, especially for our more mature products. Net revenues for the first nine months of fiscal 2009 were $1.43 billion, a 5% increase from the comparable prior year period of $1.37 billion. The increase was driven primarily by sales growth from our New Products, specifically our Virtex®-4 and Virtex-5 field programmable gate array (FPGA) families, which were partially offset by declines in revenues from our Base and Mainstream Products. Total unit sales declined in the third quarter and the first nine months of fiscal 2009 but average selling price per unit increased compared to the comparable prior year periods.

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

Net revenues by product categories for the third quarter and the first nine months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
New Products	$219.7	$164.2	34%	$642.2	$424.1	51%
Mainstream Products	166.4	212.5	(22)%	543.8	651.8	(17)%
Base Products	49.0	69.4	(29)%	167.2	208.9	(20)%
Support Products	23.3	28.7	(19)%	77.0	80.8	(5)%
Total net revenues	$458.4	$474.8	(3)%	$1,430.2	$1,365.6	5%

The increases in net revenues from New Products in the third quarter and the first nine months of fiscal 2009 were a result of continued strong market acceptance of these products, primarily Virtex-5, Virtex-4 and Spartan-3E. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) and 90-nm products.

Net revenues from Mainstream Products declined from the comparable prior year periods primarily because of a decline in sales of some of our older products including Virtex-E, Virtex-II, Virtex-II Pro and Spartan-II. We expect this trend to continue in the fourth quarter of fiscal 2009.

Net revenues from Base Products declined from the comparable prior year periods. It is common for Base Product revenues to decrease as products within this category mature and approach end of life.

The decreases in net revenues from Support Products in the third quarter and the first nine months of fiscal 2009 were primarily due to a decline in sales from our serial PROM products.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,	% Change	Dec. 27,	Dec. 29,	% Change
(% of total net revenues)	2008	2007	in Dollars	2008	2007	in Dollars
Communications	44%	41%	4%	43%	43%	3%
Industrial and Other	33	33	(2)%	33	32	9%
Consumer and Automotive	16	17	(11)%	16	17	4%
Data Processing	7	9	(27)%	8	8	(2)%
Total net revenues	100%	100%	(3)%	100%	100%	5%

The increases in net revenues from Communications for both the three- and nine-month periods of fiscal 2009 as compared to the same prior year periods were primarily due to strength in wireless communication applications. Sales to customers in the wireless space were particularly strong during the third quarter of fiscal 2009 as a result of the next generation wireless activity in China. Wireline sales were lower in the third quarter and the first nine months of fiscal 2009 compared to the comparable prior year periods.

Net revenues from Industrial and Other declined in the third quarter of fiscal 2009 compared to the comparable prior year period, primarily due to lower sales from test and measurement applications. Net revenues from Industrial and Other increased in the first nine months of fiscal 2009 due to strong sales growth from aerospace and defense and industrial, scientific and medical applications. In the recent past, revenues from defense applications are typically strongest in the third fiscal quarter.

Net revenues from Consumer and Automotive decreased in the third quarter of fiscal 2009 due to lower sales from all applications in this category with the largest decline coming from audio, video and broadcast applications. Net revenues from Consumer and Automotive increased in the first nine months of fiscal 2009 from the comparable prior year period primarily due to strength from consumer applications.

The decreases in net revenues from Data Processing for both the three- and nine-month periods of fiscal 2009 as compared to the same prior year periods were mainly driven by decreases in sales from computing and data processing applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2009 and 2008 were as follows:

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
North America	$155.1	$193.9	(20)%	$489.4	$538.4	(9)%
Asia Pacific	154.3	128.9	20%	466.4	390.6	19%
Europe	99.5	103.2	(4)%	324.3	297.0	9%
Japan	49.5	48.8	1%	150.1	139.6	8%
Total net revenues	$458.4	$474.8	(3)%	$1,430.2	$1,365.6	5%

During the third quarter and the first nine months of fiscal 2009, net revenues in North America decreased from the comparable prior year periods primarily due to lower sales from wired and wireless communications.

During the third quarter and the first nine months of fiscal 2009, net revenues in Asia Pacific increased from the comparable prior year periods due to significant strength from wireless applications.

European sales declined in the third quarter of fiscal 2009 from the comparable prior year period. The decrease was primarily due to weaker sales from the Consumer and Automotive and Data Processing end markets. Net revenues in Europe increased in the first nine months of fiscal 2009 due to broad-based strength across most end markets with particular strength from the Industrial and Other category.

Net revenues in Japan increased in the third quarter and the first nine months of fiscal 2009 as compared to the same periods last year. The increases were driven primarily by strength from Consumer and Automotive applications.

Gross Margin

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Gross margin	$293.1	$300.4	(2)%	$910.9	$852.6	7%
Percentage of net revenues	63.9%	63.3%		63.7%	62.4%

The increases in the gross margin percentages in the third quarter and the first nine months of fiscal 2009 from the comparable prior year periods were driven primarily by product cost reductions, higher average selling prices per unit, stabilization of our New Products and improved operational efficiency.

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

Research and Development

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Research and development	$87.0	$91.0	(4)%	$267.2	$267.2	0%
Percentage of net revenues	19%	19%		19%	20%

R&D spending decreased $4.0 million during the third quarter of fiscal 2009 and was flat during the first nine months of fiscal 2009 compared to the same periods last year. The decrease was attributable to lower mask and wafer spending and reduced stock-based compensation expense, which was partially offset by increased outside services to support our investments in new product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$85.0	$92.5	(8)%	$266.1	$272.9	(2)%
Percentage of net revenues	19%	19%		19%	20%

SG&A expenses decreased $7.5 million during the third quarter of fiscal 2009 and $6.8 million during the first nine months of fiscal 2009 compared to the same periods last year. The decreases were primarily due to headcount reduction as a result of a functional reorganization, reduced discretionary spending, lower sales commissions and lower stock-based compensation expense, which was partially offset by higher litigation costs.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Amortization	$1.5	$1.6	(7)%	$4.3	$5.4	(20)%

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for the third quarter and the first nine months of fiscal 2009 from the same periods last year, due to the complete amortization of certain intangible assets in fiscal 2008. We expect amortization of acquisition-related intangibles to be approximately $5.3 million for fiscal 2009 compared with $6.8 million for fiscal 2008.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.9	(31)%	$4.4	$5.8	(24)%
Research and development	6.1	8.0	(24)%	18.7	22.5	(17)%
Selling, general and administrative	5.6	6.6	(14)%	17.5	20.4	(14)%
Restructuring charges	-	-	-	0.6	-	-
	$13.0	$16.5	(21)%	$41.2	$48.7	(15)%

We adopted SFAS 123(R) under the modified prospective transition method, effective beginning in fiscal 2007. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The 21% and 15% decreases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2009, respectively, were due to a decrease in the number of shares granted and declining weighted-average fair values of stock awards vesting.

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

We recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2009:

	Employee	Facility-
	severance and	related
(In millions)	benefits	costs	Total
Balance at March 29, 2008	$-	$-	$-
Accruals during the period	20.5	1.5	22.0
Cash payments	(20.0)	(0.6)	(20.6)
Non-cash settlements	(0.5)	(0.2)	(0.7)
Balance at December 27, 2008	$-	$0.7	$0.7

The charges above have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of December 27, 2008 relates to facility-related costs that are expected to be paid over the remaining lease terms of the closed facilities expiring at various dates through December 2012.

We estimate that severance and benefits expenses incurred to date will result in gross annual savings of approximately $35.0 million, including approximately $30.0 million of cash savings before taxes and approximately $5.0 million of stock-based compensation expense. We began realizing the majority of these savings, primarily within SG&A and R&D expense categories, beginning in the second quarter of fiscal 2009. There can be no assurance that these expected future savings will be completely realized as they may be partially offset by increases in other expenses.

Impairment Loss on Investments

We recognized impairment losses on investments of $19.5 million and $53.2 million during the third quarter and the first nine months of fiscal 2009, respectively. The $19.5 million of impairment losses for the third quarter of fiscal 2009 consisted of $18.8 million of losses related to marketable debt securities in our investment portfolio and $700 thousand related to our investment in a non-marketable equity security.

During the third quarter of fiscal 2009, we recognized an additional impairment loss of $18.2 million, which represented the remaining investment balance of the senior class asset-backed securities that were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid on a pari passu basis. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Our investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, we concluded that it is not likely we will recover the remaining balance of our investment. This decline in fair value was deemed to be other than temporary and, therefore, we recognized an impairment loss of $18.2 million on these securities during the third quarter of fiscal 2009 in addition to the $19.8 million of impairment loss recorded during the second quarter of fiscal 2009. The original purchase price of these securities, excluding accrued interest, was $38.0 million.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in our investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and we recorded an additional impairment loss of $600 thousand related to this investment in the third quarter of fiscal 2009 in addition to the $8.4 million of impairment loss recorded during the second quarter of fiscal 2009. The remaining $700 thousand of impairment losses recorded in the third quarter of fiscal 2009 was related to our investment in a non-marketable equity security in a private company.

In addition to the aforementioned amounts recorded in the third quarter of fiscal 2009, the $53.2 million of impairment losses for the first nine months of fiscal 2009 included $33.6 million from the write-down of our investments recorded in the first six months of fiscal 2009. The $33.6 million included the $19.8 million and $8.4 million of impairment losses noted above related to marketable debt securities in our investment portfolio. In addition, $2.3 million was related to our investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. The remaining $3.1 million was a result of the continuous decline in the market value of our investment in a marketable equity security that was deemed to be worthless as of September 27, 2008. Because of the continued decline in its market value, we believed that the decline in the market value was other than temporary, and recognized an impairment loss on our investment in this marketable equity security during the first and second quarters of fiscal 2009.

Gain on Early Extinguishment of Convertible Debentures, Net

In November 2008, we paid $146.3 million in cash to repurchase $241.1 million (principal amount) of our debentures and recognized a net gain on early extinguishment of convertible debentures of $89.7 million, net of the write-off of the pro rata portions of unamortized debt issuance costs ($4.5 million) and unamortized derivative valuation ($573 thousand). Accrued interest paid at the time of repurchase totaled $1.4 million.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Interest and other income
(expense), net	$(0.6)	$14.4	NM	$13.6	$47.4	(71)%
Percentage of net revenues	0%	3%		1%	3%

NM - % change not meaningful

The decreases in interest and other income (expense), net for the third quarter and the first nine months of fiscal 2009 over the comparable prior year periods were due primarily to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield decreased by approximately 200 basis points (two percentage points) year-over-year.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	Dec. 27,	Dec. 29,		Dec. 27,	Dec. 29,
(In millions)	2008	2007	Change	2008	2007	Change
Provision for income taxes	$49.8	$26.1	90%	$96.3	$77.0	25%
Percentage of net revenues	11%	6%		7%	6%
Effective tax rate	26%	20%		24%	22%

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

Our effective tax rate increased six percentage points in the third quarter and two percentage points in the first nine months of fiscal 2009 as compared to the same prior year periods. The increases in the third quarter and the first nine months of fiscal 2009, when compared with fiscal 2008, were primarily due to the gain on early extinguishment of debentures taxable at U.S. tax rates. The increases were partially offset by the benefit of retroactive extension of the research credit both in the third quarter and the first nine months of fiscal 2009.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. This legislation extended the federal research credit through the end of 2009.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there were no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. The Company is opposing this appeal as it believes that the Tax Court decided the case correctly. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. See Note 14 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at December 27, 2008 and March 29, 2008 totaled $1.68 billion and $1.86 billion, respectively. As of December 27, 2008, we had cash, cash equivalents and short-term investments of $1.29 billion and working capital of $1.47 billion. As of March 29, 2008, cash, cash equivalents and short-term investments were $1.30 billion and working capital was $1.48 billion.

Operating Activities - During the first nine months of fiscal 2009, our operations generated net positive cash flow of $381.7 million, which was $97.4 million lower than the $479.1 million generated during the first nine months of fiscal 2008. The positive cash flow from operations generated during the first nine months of fiscal 2009 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accrued liabilities. These items were partially offset by an increase in inventories and decreases in income taxes payable and deferred income on shipments to distributors. Accounts receivable decreased by $35.6 million at December 27, 2008 from the levels at March 29, 2008, due to a decrease in net shipments and weaker linearity of shipments at the end of the third quarter of fiscal 2009 compared to the end of the fourth quarter of fiscal 2008. Consequently, days sales outstanding decreased to 41 days at December 27, 2008 from 49 days at March 29, 2008. Our inventory levels were $19.2 million higher at December 27, 2008 compared to March 29, 2008. Combined inventory days at Xilinx and distribution increased to 95 days at December 27, 2008 from 94 days at March 29, 2008, due to higher inventory at Xilinx partially offset by lower inventory in the distributor channel.

For the first nine months of fiscal 2008, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in inventories and deferred income taxes and an increase in accrued liabilities. These items were partially offset by increases in accounts receivable and other assets.

Investing Activities - Net cash provided by investing activities of $212.0 million during the first nine months of fiscal 2009 included net proceeds from the sale and maturity of available-for-sale securities of $245.2 million. This item was partially offset by $32.7 million for purchases of property, plant and equipment and $500 thousand for other investing activities. Net cash used in investing activities of $349.1 million during the first nine months of fiscal 2008 included net purchases of available-for-sale securities of $315.9 million, $39.3 million for purchases of property, plant and equipment and $4.6 million for other investing activities. These uses of cash were partially offset by a distribution from United Microelectronics Corporation (UMC) of $10.7 million.

Financing Activities - Net cash used in financing activities was $452.9 million in the first nine months of fiscal 2009 and consisted of $146.3 million for the repurchase of debentures, $275.0 million for the repurchase of common stock and $116.0 million for dividend payments to stockholders. These items were partially offset by $79.6 million of proceeds from the issuance of common stock under employee stock plans and $4.8 million for excess tax benefits from stock-based compensation. For the comparable fiscal 2008 period, net cash used in financing activities was $365.5 million and consisted of $350.0 million for the repurchase of common stock and $105.9 million for dividend payments to stockholders. These items were partially offset by $78.3 million of proceeds from the issuance of common stock under employee stock plans and $12.1 million for excess tax benefits from stock-based compensation.

Stockholders’ equity decreased $3.3 million during the first nine months of fiscal 2009. The decrease was attributable to the repurchase of common stock of $275.0 million, the payment of dividends to stockholders of $116.0 million, an adjustment for the cumulative effect of adopting FIN 48 of $10.0 million, unrealized losses on available-for-sale securities, net of deferred tax benefits of $18.4 million, cumulative translation adjustment of $6.8 million and unrealized hedging transaction losses of $568 thousand. The decreases were partially offset by the $305.1 million in net income for the first nine months of fiscal 2009, the issuance of common stock under employee stock plans of $79.2 million, stock-based compensation related amounts totaling $38.5 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $668 thousand.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See Note 15 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of December 27, 2008 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 27, 2008, we had $57.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 27, 2008, the Company also had $20.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued debentures with principal amount of $1.00 billion due March 15, 2037. The balance of the debentures on the Company’s condensed consolidated balance sheet at December 27, 2008 was $760.1 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See Note 7 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of December 27, 2008, $70.1 million of unrecognized tax benefits were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of December 27, 2008, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements

As of December 27, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in April 2007. We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities in the future to augment our liquidity and capital resources.

We used $275.0 million of cash to repurchase 10.8 million shares of our common stock during the first nine months of fiscal 2009 compared with $350.0 million used to repurchase 14.2 million shares during the first nine months of fiscal 2008. In addition, during the third quarter of fiscal 2009, we paid $146.3 million of cash to repurchase $241.1 million (principal amount) of our debentures resulting in a net gain on early extinguishment of debentures of $89.7 million. During the first nine months of fiscal 2009, we paid $116.0 million in cash dividends to stockholders, representing an aggregate amount of $0.42 per common share. During the first nine months of fiscal 2008, we paid $105.9 million in cash dividends to stockholders, representing an aggregate amount of $0.36 per common share. In addition, on January 13, 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the fourth quarter of fiscal 2009. The dividend is payable on February 25, 2009 to stockholders of record on February 4, 2009. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

The global credit crisis has imposed exceptional levels of volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. In addition, certain types of investments such as asset-backed securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities and senior class asset-backed securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.

As of December 27, 2008, marketable securities measured at fair value using Level 3 inputs were comprised of $55.8 million of AAA-rated student loan auction rate securities and $35.6 million of asset-backed securities within our available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that our student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of our student loan auction rate securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of our student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased significantly in the third quarter of fiscal 2009 due to a widening of credit spreads as a result of the global credit crisis noted above. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. We have the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047.

Our $35.6 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. The $35.6 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. We determined the fair values for the $35.6 million of the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. We corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. We have the ability and intent to hold the $35.6 million of senior class asset-backed securities until final maturity in November 2009. $16.4 million of these senior class asset-backed securities are rated AAA and $19.2 million of these securities were downgraded from AAA to AA or A rating, depending on the rating agency, in November and December 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.24 billion at December 27, 2008. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. The portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 27, 2008 would have affected the fair value of our investment portfolio by less than $7.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and concerns related to a global recession. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 27, 2008 and March 29, 2008, we had the following outstanding forward currency exchange contracts:

	Dec. 27,	March 29,
(In thousands and U.S. dollars)	2008	2008
Euro	$51,216	$18,616
Singapore dollar	37,364	11,938
Japanese Yen	12,736	5,364
British Pound	7,183	3,022
	$108,499	$38,940

Effective beginning in the first quarter of fiscal 2009, as part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we expanded our hedging program from a one-quarter forward outlook to encompass the next five quarters for major foreign-currency-denominated operating expenses. The contracts expire at various dates between January 2009 and January 2010. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of December 27, 2008 and March 29, 2008.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income. Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 27, 2008 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $8.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 27, 2008 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 21, 2007, Lonestar Inventions, L.P. (Lonestar) filed a patent infringement lawsuit against Xilinx in the U.S. District Court for the Eastern District of Texas, Tyler Division (Lonestar Inventions, L.P. v. Xilinx, Inc. Case No. 6:07-CV-393). The lawsuit pertained to a single patent and Lonestar sought injunctive relief, unspecified damages and interest and attorneys’ fees. The parties reached a confidential agreement to settle the action and the lawsuit was dismissed with prejudice on December 18, 2008. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

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

In this Quarterly Report on Form 10-Q, we made the following changes to our risk factors: included a new risk factor regarding general economic conditions; updated the risk factor regarding global economic conditions; updated the risk factor regarding our portfolio investments; included a discussion regarding the impact of the recession on the financial health of our foundries; included a discussion regarding the impact of the recession on the financial health of our assembly and test subcontractors; included a discussion regarding the impact of the recession, concentrations of credit risk and other risks in the risk factor regarding our dependence on distributors; and eliminated the risk factor regarding managing transitions associated with our new management. Other than the foregoing, there have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third quarter of fiscal 2009 due to reduced customer demand and we expect this trend to continue for the next several fiscal quarters. We have forecasted a significant decline in net revenues for the fourth quarter of fiscal 2009. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.

The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry, including the current downturn. Down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are much less reliable predictors of the future than for companies in older, more stable industries.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors and our regional headquarters in Ireland and Singapore. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. For example, we have sales and operations in the Asia Pacific region, Japan and Europe. Past and current economic weakness in these markets adversely affected revenues. The timing and nature of economic recovery in these markets as well as in the U.S. remains uncertain, and there can be no assurance that global market conditions will improve in the near future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and recent volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may adversely affect our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could adversely impact our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and concerns related to a global recession. As of December 27, 2008, approximately 4% of our $1.55 billion investment portfolio consisted of AAA-rated student loan auction rate securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the third quarter and the first nine months of fiscal 2009, $450 thousand and $1.4 million, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047. The student loan auction rate securities described above are a type of asset-backed securities. All other asset-backed securities comprised less than 3% of our investment portfolio as of December 27, 2008 of which approximately 50% are AAA rated with the majority of the rest of the asset-backed securities rated AA or A. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 10% of the investment portfolio as of December 27, 2008. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt and equity securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

During the first nine months of fiscal 2009, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba Corporation (Toshiba) or Seiko Epson Corporation (Seiko). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee our foundries will be able to manufacture sufficient quantities of our products. In addition, current economic conditions may adversely impact the financial health and viability of our foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

We are also dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, current economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

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

Resale of product through Avnet accounted for 56% of the Company’s worldwide net revenues in the first nine months of fiscal 2009 and as of December 27, 2008, Avnet accounted for 75% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Current economic conditions may adversely impact the financial health of some of these distributors, particularly our smaller distributors. This could result in the insolvency of certain distributors, the inability of distributors to obtain credit to finance the purchase of our products, or cause distributors to delay payment of their obligations to us and increase our credit risk exposure. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.

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

As of December 27, 2008, we had 2.00 billion authorized common shares, of which 274.1 million shares were outstanding. In addition, 65.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 24.7 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the third quarter of fiscal 2009. The value of shares or outstanding debentures that may yet be purchased under our current common stock and debentures repurchase program is $572.6 million. See Note 8 to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information regarding our common stock and debentures repurchase program.

On February 25, 2008, we announced a repurchase program of up to an additional $800.0 million of common stock. On November 6, 2008, our Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through December 27, 2008, the Company had used $227.4 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures.

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

XILINX, INC.

Date:	February 3, 2009	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)