Form 10-K
period 2009-03-28
XILINX INC
filed 2009-06-01
CIK 743988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 28, 2009.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to______.

Commission File Number 000-18548

Xilinx, Inc.
(Exact name of registrant as specified in its charter)
Delaware	77-0188631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, CA	95124
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (408) 559-7778

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 27, 2008 as reported on the NASDAQ Global Select Market was approximately $4,798,431,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 15, 2009, the registrant had 275,531,109 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 12, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

XILINX, INC.
FORM 10-K
For the Fiscal Year Ended March 28, 2009
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

Our PLDs include field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions. Our solutions are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.

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

The primary advantage PLDs have over custom gate arrays, ASICs and ASSPs is that PLDs enable faster time-to-market because of their shorter design cycles. Users can program the PLD to implement their design, using software to create and revise their designs relatively quickly with lower development costs. PLDs typically have a larger die size resulting in higher costs per unit compared to custom gate arrays, ASICs and ASSPs, which are customized to perform a limited fixed function. Custom gate arrays, ASICs and ASSPs, however, generally offer less flexibility, require longer design cycles and higher up-front costs than PLDs.

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

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	3G/4G Base Stations Wireless Backhaul

	Wireline	Metro Area Networks Optical Networks Enterprise Switches Mid-end and High-end Routers

Consumer, Automotive, Industrial and Other	Consumer	Flat-Panel Televisions Digital Video Recorders Cable Set-Top Boxes

	Automotive	GPS Navigation Systems Rear-Seat Entertainment Vision-Based Driver Assistance Systems

	Industrial, Scientific and Medical	Factory Automation Medical Imaging Test and Measurement Equipment

	Audio, Video and Broadcast	Cable Head-end Systems Broadcast Equipment Video Cameras

	Aerospace and Defense	Satellite Surveillance Radar and Sonar Systems Secure Communications

Data Processing	Storage and Servers	Security and Encryption Computer Peripherals

	Office Automation	Copiers Printers

Products

Integral to the success of our business is the timely introduction of new products that meet customer requirements and compete effectively with respect to price, functionality, power and performance. Software design tools, IP cores, reference platforms, technical support and design services are also critical components that enable our customers to implement their design specifications into our PLDs. Altogether, our PLDs and related tools, IP, service and support form a comprehensive programmable logic solution. A brief overview of our PLD offerings follows and is not all-inclusive but does comprise the majority of our revenues. Some of our more mature product families have been excluded from the table although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

Process
FPGAs	Date Introduced	Densities	Technology	Voltage
75K to 760K
Virtex®-6	February 2009	Logic Cells	40-nanometer (nm)	1.0v, 0.9v
20K to 330K
Virtex-5	May 2006	Logic Cells	65nm	1.0v
12K to 200K
Virtex-4	June 2004	Logic Cells	90nm	1.2v
3K to 99K
Virtex-II Pro	March 2002	Logic Cells	130nm	1.5v
576 to 104K
Virtex-II	January 2001	Logic Cells	150nm	1.5v
1.7K to 73K
Virtex-E	September 1999	Logic Cells	180nm	1.8v
4K to 150K Logic
Spartan®-6	February 2009	Cells	45nm	1.2v, 1.0v
1.6K to 54K
Spartan-3A	December 2006	Logic Cells	90nm	1.2v
2.2K to 33.2K
Spartan-3E	March 2005	Logic Cells	90nm	1.2v
1.7K to 75K Logic
Spartan-3	April 2003	Cells	90nm	1.2v
1.7K to 16K Logic
Spartan-IIE	November 2001	Cells	150nm	1.8v

Process
CPLDs	Date Introduced	Densities	Technology	Voltage
32 to 512
CoolRunner™-II	January 2002	Macrocells	180nm	1.8v
32 to 512
CoolRunner	August 1999	Macrocells	350nm	3.3v

       Virtex FPGAs

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance, 40-nm process technology. The Virtex-6 family is comprised of three domain-optimized platforms to deliver different feature mixes to address a variety of markets as follows:

  LXT platform: for applications that require high-performance logic, digital signal processing (DSP), and serial connectivity;
  SXT platform: for applications that require ultra high-performance DSP and serial connectivity;
  HXT platform: for communications applications that require the highest-speed serial connectivity.

The Virtex-5 FPGA family consists of 26 devices and five platforms: Virtex-5 LX FPGAs for logic-intensive designs, Virtex-5 LXT FPGAs for high-performance logic with serial connectivity, Virtex-5 SXT FPGAs for high-performance DSP with serial connectivity, Virtex-5 FXT FPGAs for embedded processing with serial connectivity and Virtex-5 TXT FPGAs for high-bandwidth serial connectivity.

Prior generation Virtex families include Virtex-4, Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family.

       Spartan FPGAs

The sixth generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45-nm process technology. The Spartan-6 family is the PLD industry’s first 45-nm high-volume FPGA family. The family consists of 11 devices and is delivered on two FPGA platforms to address diverse market and application requirements as follows:

  LX platform: for applications that require cost-effective logic, memory and DSP;
  LXT platform: for applications that require LX features plus high-speed serial transceivers.

Spartan-3 FPGAs were the PLD industry’s first 90-nm FPGAs and are comprised of three platforms including the original Spartan-3 family, the Spartan-3E family and the Spartan-3A family.

Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

       EasyPath FPGAs

EasyPath™ FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, conversion engineering effort or the additional time required to move to an ASIC. EasyPath FPGAs are available for the higher density devices of the Virtex-II Pro, Virtex-4 and Virtex-5 families. EasyPath FPGAs will also be available for the higher densities of the Virtex-6 family. Customers purchasing EasyPath FPGAs must meet certain minimum order requirements and pay a custom test generation charge.

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

Prior generation CPLD families include the CoolRunner, XC9500 and XC9500XL, which offer low cost, high performance and in-system programmability for 5.0-volt and 3.3-volt systems, respectively.

Support Products

       Targeted Design Platforms

We offer Targeted Design Platforms comprised of reference designs, target boards, application software, design tools, IP and silicon to reduce our customers’ development effort. Targeted Design Platforms are organized into three levels: the Base Platform; the Domain-Specific Platform; and the Market-Specific Platform to offer customers flexibility, accessibility, applicability and time-to-market.

The Base Platform is the delivery vehicle for all new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; ISE® (Integrated Software Environment) Design Suite design environment; third-party synthesis, simulation, and signal integrity tools; reference designs; development boards and IP.

The Domain-Specific Platform targets one of the three primary Xilinx FPGA user profiles: the embedded processing developer; the DSP developer; or the logic/connectivity developer. It accomplishes this by augmenting the Base Platform with a targeted set of integrated technologies, including: higher-level design methodologies and tools; domain-specific IP including embedded, DSP and connectivity; domain-specific development hardware and reference designs; and operating systems and software.

The Market-Specific Platform enables software or hardware developers to quickly build and run their specific application or solution. Built for specific markets such as automotive, consumer, aerospace and defense, communications, audio, video and broadcast, industrial, or scientific and medical, the Market-Specific Platform integrates both the Base and Domain-Specific Platforms with higher targeted applications elements such as IP, reference designs and boards optimized for a particular market.

       Design Environments

To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification.

The Xilinx ISE® Design Suite features a complete tool chain for the three domain-specific categories: embedded, DSP and logic/connectivity. To further enhance productivity and help customers better manage the complexity of their designs, the ISE Design Suite enables designers to target area, performance, or power by simply selecting a design goal in the setup. The Xilinx ISE Design Suite also integrates with a wide range of third-party electronic design automation (EDA) software offerings and point-tools.

       Intellectual Property

Xilinx and various third parties offer hundreds of free and for-license IP components to meet timing parameters, including a host of widely used IP such as GigE, Ethernet, memory controllers, and PCIe®, as well as an abundance of domain-specific IP, such as embedded, DSP and connectivity, and market-specific IP.

       Development Boards, Reference Designs, Kits and Configuration Products

In addition to the broad selection of legacy development boards presently offered, we have introduced a new unified board strategy that enables the creation of a standardized and coordinated set of base boards available both from Xilinx and our ecosystem partners, all utilizing the industry-standard extensions. Adopting this standard for all of our base boards enables the creation of a unified, scalable and extensible delivery mechanism for all Xilinx Targeted Design Platforms.

As a part of the Targeted Design Platform support strategy, Xilinx has also defined a new class of reference designs called the Targeted Reference Designs that offer a consistent, robust framework that is scalable for customer modification and supported throughout the product lifecycle.

We also offer comprehensive development kits including hardware, design tools, IP and reference designs that are designed to streamline and accelerate the development of domain-specific and market-specific applications.

Finally, Xilinx offers a range of configuration products including one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. These PROM (programmable read-only memory) products support all of our FPGA devices.

       Third-Party Ecosystem

Xilinx and certain third parties have developed and continue to offer a robust ecosystem of IP, boards, tools, services, and support through the Xilinx alliance program. Xilinx is also moving forward with these third parties to make Targeted Design Platforms extensible through third-party tools, IP, software, boards, and design services, and leveraged in customer designs.

       Global Services

Xilinx engineering services and our third-party alliance member services enhance the substantial benefits of the Targeted Design Platforms by allowing the customer to focus even more on their core competencies, realize additional time-to-market efficiencies and reduce their fixed engineering costs. These services provide customers with engineering resources to augment their design team and to provide expert design-specific advice. Xilinx tailors its engineering services to the needs of its customer, ranging from hands-on training to full design creation and implementation.

See information under the caption “Results of Operations – Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our product families.

Research and Development

Our research and development (R&D) activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP cores, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and the lowering of PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex-6, Virtex-5 and Spartan-6 families. Additionally, we have made enhancements to our IP core offerings and introduced new versions of our ISE Design Suite. We extended our collaboration with our foundry suppliers in the development of 65-nm, 45-nm and 40-nm complementary metal oxide semiconductor (CMOS) manufacturing technology and we were the first company in the PLD industry to ship 65-nm and 45-nm high-volume FPGA devices.

Our R&D challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2009, 2008 and 2007, our R&D expenses were $355.4 million, $358.1 million and $388.1 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to maintaining a significant level of R&D investment.

Sales and Distribution

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs or contract manufacturers.

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

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2009, 2008 or 2007. As of March 28, 2009 and March 29, 2008, Avnet accounted for 81% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 55%, 61% and 67% of the Company’s worldwide net revenues in fiscal 2009, 2008 and 2007, respectively. We also use other regional distributors throughout the world. From time to time, we may add or terminate distributors in specific geographies, as we deem appropriate given the level of business, their performance and financial condition. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by custom gate arrays, and they simplify the requirements for distributor technical support. See “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk and “Note 17. Segment Information” for information about our revenues from external customers and domestic and international operations.

Backlog

As of March 28, 2009, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $162.0 million, compared to $202.0 million as of March 29, 2008. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase wafers from multiple foundries including United Microelectronics Corporation (UMC), Toshiba Corporation (Toshiba), Seiko Epson Corporation (Seiko), Samsung Electronics Co., Ltd. and He Jian Technology (Suzhou) Co., Ltd. Currently, UMC manufactures the substantial majority of our wafers. Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by our periodic negotiations with the wafer foundries.

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

In fiscal 1997, we signed a wafer purchasing agreement with Seiko. Seiko manufactures wafers for some of our most mature product lines.

In October 2004, the Company entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million in two equal installments for advance payment of silicon wafers produced under the agreement. The original agreement was extended to December 2008. The balance of the advance payment remaining was zero as of March 28, 2009.

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

Quality Certification

Xilinx has achieved quality management systems certification for ISO 9001:2000 for our facilities in San Jose, California, Dublin, Ireland, Longmont, Colorado, Singapore and Albuquerque, New Mexico. In addition, Xilinx achieved ISO 14001, TL 9000 and TS 16949 environmental and quality certifications in the San Jose, Dublin and Singapore locations, TL 9000 certifications in the Longmont and Albuquerque locations and TS 16949 certifications in the Albuquerque and Hyderabad, India locations.

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 28, 2009, we held more than 2,000 issued United States (U.S.) patents, which vary in duration, and over 750 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our PLDs, such as processors. Those licenses support our continuing ability to make and sell these PLDs to our customers. We also sublicense certain third-party proprietary software and open-source software, such as compilers, for our design tools. Continued use of those software components is important to the operation of the design tools upon which customers depend.

We maintain the Xilinx trade name as well as numerous trademarks and registered trademarks including Xilinx, Virtex, Spartan, ISE, and associated logos. Maintaining these rights, and the goodwill associated with these trademarks and logos, is important to our business. We also have license rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

We intend to protect our intellectual property vigorously. We believe that failure to enforce our intellectual property rights (including, for example, patents, copyrights and trademarks) or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. In the future, we may incur potentially significant litigation expenses to defend against claims of infringement or to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.

Employees

As of March 28, 2009, we had 3,145 employees compared to 3,415 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Competition

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Actel Corporation (Actel), from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. Other competitors include manufacturers of:

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

We believe that important competitive factors in the logic IC industry include:

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

Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the cost for established products. We also recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

Executive Officers of the Registrant

Certain information regarding the executive officers of Xilinx as of June 1, 2009 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	54	President and Chief Executive Officer (CEO)
Scott R. Hover-Smoot	54	Vice President, General Counsel and Secretary
Jon A. Olson	55	Senior Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	49	Senior Vice President, Programmable Platforms Development
Raja G. Petrakian	45	Senior Vice President, Worldwide Operations
Vincent F. Ratford	57	Senior Vice President, Worldwide Marketing
Vincent L. Tong	47	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	54	Senior Vice President, Worldwide Sales

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

Victor Peng joined the Company in April 2008 as Senior Vice President, Silicon Engineering Group and assumed his current position of Senior Vice President, Programmable Platforms Development in November 2008. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Before joining AMD, Mr. Peng served as Vice President of Silicon Engineering in the Graphics Products Group business unit at ATI Technologies, a graphics processor unit provider, from April 2005 until its acquisition by AMD. Before joining ATI Technologies, Mr. Peng served as Vice President of Engineering at TZero Technologies, a fabless semiconductor company, from September 2004 to April 2005. From November 2000 to September 2004, Mr. Peng served as Vice President of Engineering at MIPS Technologies, a semiconductor design IP company.

Raja G. Petrakian joined the Company in October 1995 and has served in a number of key roles within Operations, most recently as Senior Director of Supply Chain Management and Vice President of Supply Chain Management. Dr. Petrakian was promoted to his current position of Senior Vice President, Worldwide Operations in March 2009. Prior to joining Xilinx, Dr. Petrakian spent more than three years at the IBM T.J. Research Center serving as a research staff member in the Manufacturing Research Department.

Vincent F. Ratford joined the Company in January 2006 as Vice President of Marketing, Business Development and Silicon Architecture. Mr. Ratford was promoted to Vice President and General Manager in October 2007. He was promoted to Senior Vice President, Solutions Development Group in April 2008 and assumed his current position of Senior Vice President, Worldwide Marketing in November 2008. Prior to joining the Company, he served as President and CEO of AccelChip, Inc. (AccelChip), a provider of synthesis software tools for designing DSP systems, from July 2004 until its acquisition by Xilinx in January 2006. Prior to that, Mr. Ratford operated the consulting firm, DeepTech Consulting, from April 2002 to July 2004. Mr. Ratford worked at Virage Logic Corporation, a provider of semiconductor IP, as Vice President of Marketing and Business Development from July 2000 to April 2002 and as Vice President of Sales and Marketing from February 1998 to July 2000. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics’ System Design Division from May 1993 to October 1995.

Vincent L. Tong joined the Company in May 1990 and has served in a number of key roles, most recently as Vice President of Product Technology and as Vice President, Worldwide Quality and Reliability. In April 2008, he was promoted to his current position of Senior Vice President, Worldwide Quality and New Product Introductions. Prior to joining the Company, Mr. Tong served in a variety of engineering positions at Monolithic Memories, a producer of logic devices, and AMD. Mr. Tong serves on the board of the Global Semiconductor Alliance, a non-profit semiconductor organization.

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

Additional Information

Our Internet address is www.xilinx.com. We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Printed copies of these documents are also available to stockholders without charge, upon written request directed to Xilinx, Inc., Attn: Investor Relations, 2100 Logic Drive, San Jose, CA 95124. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues – Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to “Note 17. Segment Information” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

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

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 due to reduced customer demand and it is unclear when economic conditions will improve. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.

The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry, including the current downturn. Down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result, and in the past has resulted in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are much less reliable predictors of the future than for companies in older, more stable industries.

The nature of our business makes our revenues difficult to predict which could have an adverse impact on our business.

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are increasingly dependent upon “turns,” orders received and turned for shipment in the same quarter, and we have historically derived a significant portion of our quarterly revenue during the last weeks of the quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted in inventory write-downs or failure to timely meet customer product demands. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

Global economic conditions, the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse affect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and a research and development site in India. In connection with the restructuring we announced in April 2009, we expect our international operations to grow as we relocate certain operations and administrative functions. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past and current economic weakness in these markets adversely affected revenues. The timing and nature of economic recovery in these markets as well as in the U.S. remains uncertain, and there can be no assurance that global market conditions will improve in the near future. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and recent volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could have a material adverse impact on our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of March 28, 2009, less than 7% of our $1.58 billion investment portfolio consisted of asset-backed securities and approximately 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Approximately 4% of our investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of approximately 14% that were downgraded to A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During fiscal 2009, $1.4 million of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised less than 3% of our investment portfolio as of March 28, 2009, of which approximately 9% are AAA rated with the majority of the rest of the asset-backed securities rated A or BBB. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 11% of the investment portfolio as of March 28, 2009. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions. See “Note 4. Financial Instruments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for a table of our available-for-sale securities.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries and have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. In connection with the restructuring we announced in April 2009, we expect these subcontractor activities to increase. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, foreign governmental regulations, reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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
  achieving acceptable yields;
  ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;
  ability to obtain advanced packaging;
  availability of supporting software design tools;
  utilization of predefined IP cores of logic;
  customer acceptance of advanced features in our new products; and
  market acceptance of our customers’ products.

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

During fiscal 2009, nearly all of our wafers were manufactured either in Taiwan, by UMC or in Japan, by Toshiba or Seiko. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, current economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

If greater demand for wafers produced by the foundries is not offset by an increase in foundry capacity, or market demand for wafers or production and assembly materials increases, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases and wafer shortages or shortages in materials at production and test facilities. Such increases in wafer prices or materials could adversely affect our gross margins and shortages of wafers and materials would adversely affect our ability to meet customer demands.

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

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Actel, from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic IC industry include:

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

Several companies have introduced products that compete with ours or have announced their intention to sell PLD products. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected.

The benefits of programmable logic have attracted a number of competitors to this segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of our IC products. We believe that automation and ease of design are significant competitive factors in this segment.

We could also face competition from our licensees. In the past we have granted limited rights to other companies with respect to certain of our older technology, and we may do so in the future. Granting such rights may enable these companies to manufacture and market products that may be competitive with some of our older products.

Our failure to protect and defend our intellectual property could impair our ability to compete effectively.

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against our indemnitees or us in the future. Assertions by third parties may result in costly litigation or indemnity claims and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

We rely on information technology systems, and failure of these systems to function properly could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, we recently simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. Further, these systems are subject to power and telecommunication outages or other general system failure. Failure of our IT systems or difficulties in managing them could result in business disruption.

If we are unable to maintain effective internal controls, our stock price could be adversely affected.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop. Further, our internal control effectiveness may be impacted upon executing the restructuring plan announced in April 2009 if we are unable to successfully transfer certain control activities and responsibilities to new personnel in different locations.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed in Item 3. “Legal Proceedings,” included in Part I, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

Our products could have defects which could result in reduced revenues and claims against us.

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

Resale of product through Avnet accounted for 55% of the Company’s worldwide net revenues in fiscal 2009 and as of March 28, 2009, Avnet accounted for 81% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

The average selling prices of our products generally decline as the products mature. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. We also continue to develop higher value products or product features that increase, or slow the decline of, the average selling price of our products. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

If we do not successfully implement the restructuring we announced in April 2009, our results of operations and financial condition could be adversely impacted.

In April 2009, we announced restructuring measures and a net reduction in our global workforce by up to 200 positions, which we expect to complete by the fourth quarter of fiscal 2010. The positions will be eliminated across a variety of functions and geographies worldwide. The restructuring is designed to drive structural operating efficiencies across the Company and will align our Company with the evolving geographic distribution of our customers and supply chain. However, if we do not successfully implement this restructuring, our results of operations and financial condition could be adversely impacted. Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:

  the availability and hiring of the appropriately skilled workers in the Asia Pacific region;
  the transition of testing and other operational matters to third parties; and/or the timing and execution of our programs and plans related to the restructuring.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and debentures, and significant issuances in the future may adversely impact the market price of our common shares.

As of March 28, 2009, we had 2.00 billion authorized common shares, of which 275.5 million shares were outstanding. In addition, 62.7 million common shares were reserved for issuance pursuant to our equity incentive plans and 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan), and 22.4 million shares were reserved for issuance upon conversion or repurchase of the 3.125% convertible debentures due March 15, 2037 (debentures). The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

We also own a 228,000 square foot facility in the metropolitan area of Dublin, Ireland, which serves as our regional headquarters in Europe. The Irish facility is primarily used for manufacturing and testing of our products, service and support for our customers in Europe, R&D and IT support.

In addition, we also own a 222,000 square foot facility in Singapore, which serves as our Asia Pacific regional headquarters. We own the building but the land is subject to a 30-year lease expiring in November 2035. The Singapore facility is primarily used for manufacturing and testing of our products, service and support for our customers in Asia Pacific/Japan, coordination and management of certain third parties in our supply chain and R&D. Excess space in the facility is leased to tenants under long-term lease agreements.

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

We lease office facilities for our engineering design centers in Portland, Oregon, Grenoble, France, Edinburgh, Scotland, Hyderabad, India and Toronto, Canada. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Los Angeles, Nashua, Ottawa, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Beijing, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3. LEGAL PROCEEDINGS

Internal Revenue Service

The Internal Revenue Service (IRS) audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. To date, all issues have been settled with the IRS in this matter except as described in the following paragraphs.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit.

The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and is reviewing its alternatives as a result of the decision.

The Company expects to record expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. The Company is presently determining the amount of penalties and interest to be accrued under Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) in the first quarter of fiscal 2010 as a result of this decision.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company filed a petition with the Tax Court on March 2, 2009, in response to this notice of deficiency and plans to contest the proposed adjustments. The Company believes it has provided adequate reserves for any tax deficiencies that could result from this IRS action.

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to 11 different patents and PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

Other Matters

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 6, 2009, there were approximately 793 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be over 105,000.

The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$28.16	$22.96	$30.18	$25.65
Second Quarter	27.55	22.48	28.70	24.34
Third Quarter	23.45	14.61	26.97	21.16
Fourth Quarter	20.38	15.47	24.94	19.06

Dividends Declared Per Common Share

The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal	Fiscal
	2009	2008
First Quarter	$0.14	$0.12
Second Quarter	0.14	0.12
Third Quarter	0.14	0.12
Fourth Quarter	0.14	0.12

On April 21, 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the first quarter of fiscal 2010. The dividend is payable on June 3, 2009 to stockholders of record on May 13, 2009.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the fourth quarter of fiscal 2009. The value of shares or outstanding debentures that may yet be purchased under our current common stock and debentures repurchase program is $525.7 million. See “Note 15. Stockholders’ Equity” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.

On February 25, 2008, we announced a repurchase program of up to $800.0 million of common stock. On November 6, 2008, our Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through March 28, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures.

Company Stock Price Performance

The following graph shows a comparison of cumulative total return for the Company's common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from April 2, 2004, the last trading day before Xilinx’s 2005 fiscal year, to March 27, 2009, the last trading day of Xilinx’s 2009 fiscal year. The graph and table assume that $100 was invested on April 2, 2004 in Xilinx, Inc. common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	4/2/04	4/1/05	3/31/06	3/30/07	3/28/08	3/27/09
Xilinx, Inc.	100.00	72.47	64.79	66.44	60.79	52.73
S&P 500 Index	100.00	104.55	117.58	131.49	124.11	79.01
S&P 500 Semiconductors Index	100.00	80.37	88.16	81.40	76.20	56.39

Note: Stock price performance and indexed returns for our Common Stock are historical and are not an indicator of future price performance or future investment returns.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Income Data
Five years ended March 28, 2009
(In thousands, except per share amounts)

	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
Net revenues	$1,825,184	$1,841,372	$1,842,739	$1,726,250	$1,573,233
Operating income (6)	429,518	424,194	347,767	412,062	372,040
Income before income taxes (6)	498,184	474,094	431,146	456,602	400,544
Provision for income taxes	122,544	100,047	80,474	102,453	87,821
Net income	375,640	374,047	350,672	354,149	312,723
Net income per common share:
Basic	$1.36	$1.27	$1.04	$1.01	$0.90
Diluted	$1.36	$1.25	$1.02	$1.00	$0.87
Shares used in per share calculations:
Basic	276,113	295,050	337,920	349,026	347,810
Diluted	276,854	298,636	343,636	355,065	358,230
Cash dividends declared per common share	$0.56	$0.48	$0.36	$0.28	$0.20

(1)

Income before income taxes includes restructuring charges of $22,023, a gain on early extinguishment of convertible debentures of $110,606, impairment loss on investments of $54,129 and a charge of $3,086 related to an impairment of a leased facility that the Company no longer intends to occupy.

(2)

Income before income taxes includes a loss on the sale of the Company’s remaining UMC investment of $4,732, an impairment loss on investments of $2,850 and a charge of $1,614 related to an impairment of a leased facility that the Company no longer intends to occupy.

(3)

Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that the Company no longer intends to occupy, a loss related to a litigation settlement of $2,500, stock-based compensation related to prior years of $2,209, an impairment loss on investments of $1,950 and a gain of $7,016 from the sale of a portion of the Company’s UMC investment.

(4)

Income before income taxes includes a loss related to litigation settlements and contingencies of $3,165, a write-off of acquired in-process R&D of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

(5)	Income before income taxes includes a write-off of acquired in-process R&D of $7,198 related to the acquisition of Hier Design Inc. and impairment loss on investments of $3,099.

(6)

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)) in fiscal 2007. Results for prior fiscal years do not include the effects of stock-based compensation (see Notes 2 and 6 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

Consolidated Balance Sheet Data
Five years ended March 28, 2009
(In thousands)

	2009	2008		2007	2006	2005
Working capital	$1,519,402	$1,479,530		$1,396,733	$1,303,224	$1,154,163
Total assets	2,825,515	3,137,107		3,179,355	3,173,547	3,039,196
Convertible debentures	690,125	999,851		999,597	—	—
Other long-term liabilities	81,776	40,281	(1)	1,320	7,485	—
Stockholders’ equity	1,737,900	1,671,823		1,772,740	2,728,885	2,673,508

(1)

Includes $39,122 of long-term income taxes payable reclassified from current to non-current liabilities in connection with the adoption of FIN 48. See “Note 16. Income Taxes” to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Nature of Operations

We design, develop and market complete programmable logic solutions, including advanced ICs, software design tools, predefined system functions delivered as IP cores, design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, R&D expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

     Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of March 28, 2009, the Company had marketable debt securities with a fair value of $1.24 billion and non-marketable equity securities in private companies of $20.5 million (adjusted cost).

Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We recorded other-than-temporary impairments for marketable debt securities and a marketable equity security in fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2008 or 2007.

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The valuation methodology for determining the decline in value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information relating to the adoption of SFAS 157. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in fiscal 2009, 2008 and 2007.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2009, approximately 77% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of March 28, 2009, we had $90.4 million of deferred revenue and $28.0 million of deferred cost of goods sold recognized as a net $62.4 million of deferred income on shipments to distributors. As of March 29, 2008, we had $158.0 million of deferred revenue and $46.3 million of deferred cost of goods sold recognized as a net $111.7 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Revenue from sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant formal acceptance provisions with our direct customers.

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

Long-lived assets such as goodwill, other intangible assets and property, plant, and equipment, are considered nonfinancial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure provisions of SFAS 157 will not be effective for these assets until the first quarter of fiscal 2010. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.

     Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing under SFAS 142, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2009, there was no impairment of goodwill in fiscal 2009. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2010. To date, no impairment indicators have been identified.

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

In June 2006, the FASB issued FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 16. Income Taxes” to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in fiscal 2009, 2008 and 2007 was insignificant. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2009	2008	2007
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.7	37.3	39.0
Gross Margin	63.3	62.7	61.0

Operating Expenses:
Research and development	19.5	19.4	21.1
Selling, general and administrative	18.8	19.9	20.4
Amortization of acquisition-related intangibles	0.3	0.4	0.4
Restructuring charges	1.2	0.0	0.0
Litigation settlement	0.0	0.0	0.1
Stock-based compensation related to prior years	0.0	0.0	0.1
Total operating expenses	39.8	39.7	42.1

Operating Income	23.5	23.0	18.9
Gain on early extinguishment of convertible debentures	6.1	0.0	0.0
Impairment loss on investments	(3.0)	(0.2)	(0.1)
Interest and other income, net	0.7	2.9	4.6

Income Before Income Taxes	27.3	25.7	23.4

Provision for income taxes	6.7	5.4	4.4

Net Income	20.6%	20.3%	19.0%

Net Revenues

(In millions)	2009	Change	2008	Change	2007
Net revenues	$1,825.2	(1)%	$1,841.4	0%	$1,842.7

The 1% decline in net revenues in fiscal 2009 compared to fiscal 2008 was largely due to the recessionary environment we experienced during the fiscal year which impacted our sales across a broad base of end markets. New Product revenue increased considerably in fiscal 2009 but not enough to fully offset the declines in Base and Mainstream Products. Total unit sales declined in fiscal 2009 but average selling price per unit increased compared to the comparable prior year period. The relatively flat net revenues in fiscal 2008 compared to fiscal 2007 was driven by strong customer demand for our New Products which was offset by decreased demand for our Mainstream and Base Products, particularly in the Communications and Data Processing end markets. Increased total unit sales during fiscal 2008 compared to the comparable prior year period were offset by declines in average unit selling prices, which also contributed to the flat net revenues in fiscal 2008. See “Net Revenues by Product” and “Net Revenues by End Markets” below for more information on our product and end-market categories.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

     Net Revenues by Product

We classify our product offerings into four categories: New, Mainstream, Base and Support Products. These product categories, excluding Support Products, are modified on a periodic basis to better reflect advances in technology. The most recent adjustment was made on July 2, 2006, which was the beginning of our second quarter of fiscal 2007. New Products, as currently defined, include our most recent product offerings and include the Virtex-5, Virtex-4, Spartan-3 and CoolRunner-II product families. Mainstream Products include the Virtex-II, Spartan-II, CoolRunner and Virtex-E product families. Mainstream products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products consist of our older product families including the Virtex, Spartan, XC4000 and XC9500 products. Support Products make up the remainder of our product offerings and include configuration products, software, IP cores, customer training, design services and support. In fiscal 2010, we expect to reclassify our net revenues by product categories to better reflect the age of the products and advances in technologies.

Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2009	Total	Change	2008	Total	Change	2007	Total
New Products	$847.9	47	40	$604.2	33	45	$416.8	23
Mainstream Products	673.0	37	(21)	849.8	46	(15)	1,004.2	54
Base Products	206.3	11	(26)	277.7	15	(12)	317.2	17
Support Products	98.0	5	(11)	109.7	6	5	104.5	6
Total net revenues	$1,825.2	100	(1)	$1,841.4	100	0	$1,842.7	100

Net revenues from New Products increased significantly in fiscal 2009 compared to the prior year period due to continued strong market acceptance of these products, primarily Virtex-5, Virtex-4 and Spartan-3E. In fiscal 2009, Virtex-5 sales nearly tripled and net revenues from our Virtex-4 and Spartan-3 product families each grew in double digits. These products, along with our CoolRunner-II family of CPLDs, contributed to the majority of the revenue growth in New Products in fiscal 2008. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nm and 90-nm products.

Net revenues from Mainstream Products declined in fiscal 2009 and 2008 primarily due to a decline in sales of some of our older generation products that were introduced to the market more than seven years ago.

The decline in net revenues from Base Products in fiscal 2009 and 2008 was expected since these products are mature and approaching the end of life.

Net revenues from Support Products decreased in fiscal 2009 compared to the prior year period primarily due to a decline in sales from our PROM products. Net revenues from Support Products increased in fiscal 2008 due to modest increases in sales from our software products.

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

Net revenues by end markets for the fiscal years indicated were as follows:

		% Change		% Change
(% of total net revenues)	2009	in Dollars	2008	in Dollars	2007
Communications	44%	1	43%	(5)	45%
Industrial and Other	32	1	32	11	29
Consumer and Automotive	16	(6)	17	4	16
Data Processing	8	(9)	8	(14)	10
Total net revenues	100%	(1)	100%	0	100%

Net revenues from Communications, our largest end market, increased in fiscal 2009 compared to the prior year period primarily due to the strength in wireless communication applications. Sales to customers in the wireless space were particularly strong during fiscal 2009 as a result of next generation wireless activity in China. In fiscal 2008, net revenues from Communications decreased primarily due to decreased sales from wireless communication applications, much of which was driven by merger and consolidation activity in that market.

Net revenues from the Industrial and Other end market increased in fiscal 2009 compared with the prior year period due to strong sales growth from aerospace and defense and industrial, scientific and medical applications. However, this growth was offset considerably by weakness in test and measurement applications. In fiscal 2008, net revenues from the Industrial and Other end market increased due to broad-based strength across all applications including defense, industrial, scientific and medical and test and measurement.

Net revenues from the Consumer and Automotive end market decreased in fiscal 2009 from the comparable prior year due to weaker sales from audio, video and broadcast and automotive applications, which was partially offset by an increase in sales from consumer applications. In fiscal 2008, net revenues from the Consumer and Automotive end market increased primarily due to strength in automotive applications.

The decrease in net revenues from the Data Processing end market in fiscal 2009 compared with the prior year period was mainly driven by decreases in sales from computing and data processing applications. In fiscal 2008, net revenues from the Data Processing end market declined due to decreases in sales from storage as well as computing and data processing applications.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2009	Total	Change	2008	Total	Change	2007	Total
North America	$627.7	34	(13)	$717.8	39	(2)	$731.3	40
Asia Pacific	603.0	33	15	526.3	29	13	466.6	25
Europe	411.6	23	1	407.2	22	(5)	426.9	23
Japan	182.9	10	(4)	190.1	10	(13)	217.9	12
Total net revenues	$1,825.2	100	(1)	$1,841.4	100	0	$1,842.7	100

Net revenues in North America decreased in fiscal 2009 compared with the prior year period primarily due to lower sales from the Communications end market. The decrease in net revenues during fiscal 2008 was driven primarily by a decline in sales from wireless communications as well as data processing applications.

Net revenues in Asia Pacific increased in double digits during fiscal 2009, driven by strength in the Communications end market, primarily from next generation wireless applications in China. The increase in net revenues in fiscal 2008 was due to broad-based end market strength, with particular strength coming from customers in the Communications and Industrial and Other end markets. Asia Pacific sales continued to benefit from outsourcing of manufacturing operations by large U.S. and European-based customers to the Asia Pacific region.

Net revenues in Europe increased in fiscal 2009 compared with the prior year period primarily due to strength in wireless communication applications. Net revenues decreased in fiscal 2008 primarily due to lower sales from wireless communication applications.

Net revenues in Japan decreased in fiscal 2009 compared to the same period last year due to broad-based weakness across most end market categories with the exception of the Consumer and Automotive end market. The fiscal 2008 decline was due to broad-based weakness across all end market categories.

Gross Margin

(In millions)	2009	Change	2008	Change	2007
Gross margin	$1,156.0	0%	$1,154.4	3%	$1,124.1
Percentage of net revenues	63.3%		62.7%		61.0%

The increase in the gross margin percentage in fiscal 2009 from the comparable prior year period was driven primarily by product cost reductions, higher average selling prices per unit, stabilization of our New Products and improved operational efficiency.

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

Gross margin may be affected in the future due to mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies.

Sales of inventory previously written off were not material during fiscal 2009, 2008 or 2007.

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

Research and Development

(In millions)	2009	Change	2008	Change	2007
Research and development	$355.4	(1)%	$358.1	(8)%	$388.1
Percentage of net revenues	19%		19%		21%

R&D spending decreased $2.7 million or 1% during fiscal 2009 compared to the same period last year. The decrease was attributable to lower mask and wafer spending and reduced stock-based compensation expense, which was partially offset by increased outside services to support our investments in new product development.

R&D spending decreased $30.0 million or 8% during fiscal 2008 compared to fiscal 2007. The decrease was primarily due to reduced stock-based compensation expense and lower mask and wafer spending, coupled with lower cost related to our R&D center in India.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2009	Change	2008	Change	2007
Selling, general and administrative	$343.8	(6)%	$365.3	(3)%	$375.5
Percentage of net revenues	19%		20%		20%

SG&A expenses decreased $21.5 million or 6% during fiscal 2009 compared to the same period last year. The decrease was primarily due to headcount reduction as a result of a functional reorganization, lower sales commissions and lower stock-based compensation expense, which was partially offset by higher litigation costs.

SG&A expenses decreased $10.2 million or 3% during fiscal 2008 compared to fiscal 2007. The decrease was attributable to lower stock-based compensation expense, reduced discretionary spending and lower sales commissions. The reductions in discretionary spending included consulting, travel and marketing expenses.

Amortization of Acquisition-Related Intangibles

(In millions)	2009	Change	2008	Change	2007
Amortization of acquisition-related intangibles	$5.3	(22)%	$6.8	(15)%	$8.0

Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for fiscal 2009 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2008. Amortization expense for these intangible assets decreased for fiscal 2008 from fiscal 2007, due to the complete amortization of certain intangible assets in fiscal 2007. We expect amortization of acquisition-related intangibles to be approximately $1.5 million for fiscal 2010 compared with $5.3 million for fiscal 2009.

Restructuring Charges

In June 2008, we announced a functional reorganization pursuant to which we eliminated 249 positions, or approximately 7% of our global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.

We recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for fiscal 2009:

	Employee	Facility-
	severance and	related
(In millions)	benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Accruals during the period	20.5	1.5	22.0
Cash payments	(20.0)	(0.6)	(20.6)
Non-cash settlements	(0.5)	(0.2)	(0.7)
Balance as of March 28, 2009	$—	$0.7	$0.7

The charges above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of March 28, 2009 relates to facility-related costs that are expected to be paid over the remaining lease terms of the closed facilities expiring at various dates through December 2012.

We estimate that severance and benefits expenses incurred to date will result in gross annual savings of approximately $35.0 million, including approximately $30.0 million of cash savings before taxes and approximately $5.0 million of stock-based compensation expense. We began realizing the majority of these savings, primarily within the SG&A and R&D expense categories, beginning in the second quarter of fiscal 2009. There can be no assurance that these expected future savings will be completely realized as they may be partially offset by increases in other expenses.

See “Note 21. Subsequent Events” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information relating to a restructuring announced on April 15, 2009.

Litigation Settlement

On November 27, 2006, the Company settled a patent infringement lawsuit under which the Company agreed to pay $6.5 million. The plaintiff agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by the plaintiff for ten years. As a result of the settlement agreement, we recorded a current period charge of $2.5 million during the third quarter of fiscal 2007. The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement. This balance is being amortized over the patent’s remaining useful life of nine years.

Stock-Based Compensation

(In millions)	2009	Change	2008	Change	2007
Stock-based compensation included in:
Cost of revenues	$5.8	(24)%	$7.6	(26)%	$10.4
Research and development	25.0	(20)%	31.4	(24)%	41.6
Selling, general and administrative	23.1	(16)%	27.4	(29)%	38.3
Restructuring charges	0.6	—	—	—	—
Stock-based compensation related to prior years	—	—	—	—	2.2
	$54.5	(18)%	$66.4	(28)%	$92.5

The $11.9 million decrease in stock-based compensation expense for fiscal 2009 was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the June 2008 restructuring. The $26.1 million decrease in stock-based compensation expense for fiscal 2008 was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and lower expense related to a methodology change from accelerated to straight-line amortization in connection with the adoption of SFAS 123(R). Total stock-based compensation expense during fiscal 2007 related to the adoption of SFAS 123(R) was $90.3 million, excluding one-time expense of $2.2 million relating to prior years under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method.

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

Gain on Early Extinguishment of Convertible Debentures

In the third and fourth quarters of fiscal 2009, we paid $193.2 million in cash to repurchase $310.4 million (principal amount) of our debentures and recognized a gain on early extinguishment of convertible debentures of $110.6 million, net of the write-off of the pro rata portions of unamortized debt issuance costs ($5.8 million) and unamortized derivative valuation ($736 thousand). Accrued interest paid at the time of repurchases totaled $2.4 million.

Impairment Loss on Investments

(In millions)	2009	Change	2008	Change	2007
Impairment loss on investments	$54.1	1,799%	$2.9	46%	$2.0
Percentage of net revenues	3%		0%		0%

During fiscal 2009, we recorded total impairment losses related to senior class asset-backed securities of $38.0 million, which represented the original purchase price of these securities, excluding accrued interest. The senior class asset-backed securities were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off of $19.8 million in the second quarter of fiscal 2009, we understood, based on the issuer’s prospectus disclosures that investors would be repaid proportionally and without preference. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Our investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, we concluded that we are not likely to recover the

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in our investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and we recorded impairment losses of $9.0 million, including $8.4 million in the second quarter and $600 thousand in the third quarter of fiscal 2009.

In the fourth quarter of fiscal 2009, we recognized an additional impairment loss of $1.0 million on marketable debt securities in our investment portfolio.

During fiscal 2009, we recognized a $3.1 million impairment loss as a result of a continuous decline that began in fiscal 2008 in the market value of our investment in a marketable equity security. We believed that the decline in the market value was other than temporary and it was deemed to be worthless as of September 27, 2008. We recognized an impairment loss on our investment in this marketable equity security during the first and second quarters of fiscal 2009.

We recorded impairment losses of $3.0 million, $2.9 million and $2.0 million in fiscal 2009, 2008 and 2007, respectively, related to our investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees, certain investees diluting our investment through the receipt of additional rounds of investment at a lower valuation or from the liquidation of certain investees.

Interest and Other Income, Net

(In millions)	2009	Change	2008	Change	2007
Interest and other income, net	$12.2	(77)%	$52.7	(38)%	$85.3
Percentage of net revenues	1%		3%		5%

The decrease in interest and other income, net in fiscal 2009 over the prior year was due primarily to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield decreased by approximately 200 basis points (two percentage points) year-over-year. The decrease in interest and other income, net in fiscal 2008 over fiscal 2007 was due to the interest expense ($32.0 million) related to the debentures issued in the fourth quarter of fiscal 2007 as well as a loss of approximately $4.7 million from the sale of the Company’s remaining UMC investment in the fourth quarter of fiscal 2008. These decreases were partially offset by an increase in interest income of $13.6 million in fiscal 2008 over fiscal 2007 due to higher yields resulting from investing in taxable securities and a larger investment portfolio. See “Note 12. Interest and Other Income, Net” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Provision for Income Taxes

(In millions)	2009	Change	2008	Change	2007
Provision for income taxes	$122.5	22%	$100.0	24%	$80.5
Percentage of net revenues	7%		5%		4%
Effective tax rate	25%		21%		19%

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The increase in the effective tax rate in fiscal 2009, when compared with fiscal 2008, was primarily due to the gain on early extinguishment of debentures taxable at U.S. tax rates. The increase was partially offset by the benefit of retroactive extension of the research credit in fiscal 2009. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. This legislation extended the federal research credit through the end of calendar 2009. The increase in the effective tax rate in fiscal 2008, when compared with fiscal 2007, was primarily due to items unique to fiscal 2007 reducing the rates for the prior year period.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001.  All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland.  On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement.  Accordingly, there were no additional taxes, penalties or interest due for this issue.  The Tax Court entered its decision on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals.  On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland.  The Company does not agree with the Appeals Court decision and is reviewing its alternatives as a result of the decision.  See Item 3. “Legal Proceedings” included in Part I and “Note 16. Income Taxes,” “Note 18. Litigation Settlements and Contingencies,” and “Note 21. Subsequent Events” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

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

Fiscal 2009 Compared to Fiscal 2008

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 28, 2009 and March 29, 2008 totaled $1.67 billion and $1.86 billion, respectively. As of March 28, 2009, we had cash, cash equivalents and short-term investments of $1.32 billion and working capital of $1.52 billion. Cash provided by operations of $442.5 million for fiscal 2009 was $138.5 million lower than the $581.0 million generated during fiscal 2008. Cash provided by operations during fiscal 2009 resulted primarily from net income as adjusted for non-cash related items, an increase in deferred income taxes and a decrease in accounts receivable, which were partially offset by decreases in accrued liabilities and deferred income on shipments to distributors.

Net cash provided by investing activities was $274.5 million during fiscal 2009, as compared to $192.0 million in fiscal 2008. Net cash provided by investing activities during fiscal 2009 consisted of $314.4 million of net proceeds from the sale and maturity of available-for-sale securities. These items were partially offset by $39.1 million for purchases of property, plant and equipment (see further discussion below) and $793 thousand of other investing activities.

Net cash used in financing activities was $518.1 million in fiscal 2009, as compared to $541.9 million in fiscal 2008. Net cash used in financing activities during fiscal 2009 consisted of $193.2 million for the repurchase of debentures, $275.0 million for the repurchase of common stock and $154.5 million for dividend payments to stockholders. These items were partially offset by $99.8 million of proceeds from the issuance of common stock under employee stock plans and $4.8 million for excess tax benefits from stock-based compensation.

     Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased 13% from $249.1 million at the end of fiscal 2008 to $216.4 million at the end of fiscal 2009. Days sales outstanding decreased to 43 days as of March 28, 2009 from 49 days as of March 29, 2008. The decreases were primarily attributable to a decrease in net shipments and weaker linearity of shipments at the end of the fourth quarter of fiscal 2009 compared to the end of the fourth quarter of fiscal 2008.

     Inventories

Inventories decreased from $130.3 million as of March 29, 2008 to $119.8 million as of March 28, 2009. The combined inventory days at Xilinx and distribution channel decreased to 80 days as of March 28, 2009, compared to 94 days as of March 29, 2008. The decreases were primarily due to lower inventory at Xilinx and in the distributor channel as a result of declining revenues due to lower anticipated demand and more effective inventory management processes.

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

     Property, Plant and Equipment

During fiscal 2009, we invested $39.1 million in property, plant and equipment compared to $45.6 million in fiscal 2008. Primary investments in fiscal 2009 were for building improvements, test equipment, computer equipment and software. We expect that property, plant and equipment expenditures will decrease in the near future due to expense controls and the current recessionary economic environment.

     Current Liabilities

Current liabilities decreased from $340.7 million at the end of fiscal 2008 to $233.1 million at the end of fiscal 2009. The decrease was primarily due to the decreases in income taxes payable and deferred income on shipments to distributors. The decrease in deferred income on shipments to distributors was due to a decrease in distributor inventories as of March 28, 2009 compared to the prior year.

     Stockholders’ Equity

Stockholders’ equity increased $66.1 million during fiscal 2009, from $1.67 billion in fiscal 2008 to $1.74 billion in fiscal 2009. The increase in stockholders’ equity was attributable to net income of $375.6 million for fiscal 2009, the issuance of common stock under employee stock plans and other of $96.4 million, stock-based compensation related amounts totaling $54.1 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $4.2 million. The increases were partially offset by the repurchase of common stock of $275.0 million, the payment of dividends to stockholders of $154.5 million, an adjustment to the cumulative effect of adopting FIN 48 of $10.1 million, unrealized losses on available-for-sale securities, net of deferred tax benefits, of $14.9 million, cumulative translation adjustment of $7.7 million and unrealized hedging transaction losses totaling $2.0 million.

Fiscal 2008 Compared to Fiscal 2007

     Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 29, 2008 and March 31, 2007 totaled $1.86 billion and $1.81 billion, respectively. As of March 29, 2008, we had cash, cash equivalents and short-term investments of $1.30 billion and working capital of $1.48 billion. Cash provided by operations of $581.0 million for fiscal 2008 was $29.4 million higher than the $551.6 million generated during fiscal 2007. Cash provided by operations during fiscal 2008 resulted primarily from net income as adjusted for non-cash related items, decreases in inventories and prepaid expenses and increases in income taxes payable and deferred income on shipments to distributors which were partially offset by an increase in accounts receivable.

The decrease in prepaid expenses in fiscal 2008 was primarily related to the utilization of the advance wafer purchase payment paid to Toshiba. In October 2004, we entered into an advanced purchase agreement with Toshiba under which the Company paid Toshiba a total of $100.0 million for advance payment of silicon wafers produced under the agreement, which expired in December 2006 and was extended until December 2008. The entire advance payment of $100.0 million was reduced by wafer purchases from Toshiba. As of March 29, 2008, the unused balance of the advance payment remaining was $4.5 million.

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

     Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased 37% from $182.3 million at the end of fiscal 2007 to $249.1 million at the end of fiscal 2008. Days sales outstanding increased to 49 days as of March 29, 2008 from 36 days as of March 31, 2007. The increases were primarily attributable to the timing of payments from customers, credit issuance and the timing of shipments during the fourth quarter of fiscal 2008.

     Inventories

Inventories decreased from $174.6 million as of March 31, 2007 to $130.3 million as of March 29, 2008. The combined inventory days at Xilinx and distribution channel decreased to 94 days as of March 29, 2008, compared to 112 days as of March 31, 2007. The decreases were primarily due to improved forecasting accuracy and fewer inventory mix issues.

     Property, Plant and Equipment

During fiscal 2008, we invested $45.6 million in property, plant and equipment compared to $110.8 million in fiscal 2007. Primary investments in fiscal 2008 were for computer equipment, software, test equipment, and building and leasehold improvements. The decrease in fiscal 2008 was primarily attributable to the accumulated construction costs incurred in fiscal 2007 in connection with our Asia Pacific regional headquarters building in Singapore, which was completed in June 2007, and the purchase in February 2007 of a parcel of land for $28.6 million near our headquarters in San Jose for future potential growth purposes, neither of which was repeated in fiscal 2008. We do not intend to build on the land for the foreseeable future.

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

     Stockholders’ Equity

Stockholders’ equity decreased $100.9 million during fiscal 2008, from $1.77 billion in fiscal 2007 to $1.67 billion in fiscal 2008. The decrease in stockholders’ equity was attributable to the repurchase of common stock of $550.0 million, the payment of dividends to stockholders of $140.0 million and unrealized losses on available-for-sale securities, net of deferred tax benefits, of $1.8 million. The decreases were partially offset by net income of $374.0 million for fiscal 2008, the issuance of common stock under employee stock plans of $124.7 million, stock-based compensation related amounts totaling $65.8 million, the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $15.8 million, the effect of the adoption of FIN 48 totaling $6.5 million, cumulative translation adjustment of $3.1 million and hedging transaction gains totaling $1.0 million.

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

We used $275.0 million of cash to repurchase 10.8 million shares of our common stock in fiscal 2009 compared with $550.0 million used to repurchase 23.5 million shares in fiscal 2008. In addition, during fiscal 2009, we paid $193.2 million of cash to repurchase $310.4 million (principal amount) of our debentures resulting in a net gain on early extinguishment of debentures of $110.6 million. During fiscal 2009, we paid $154.5 million in cash dividends to stockholders, representing an aggregate amount of $0.56 per common share. During fiscal 2008, we paid $140.0 million in cash dividends to stockholders, representing an aggregate amount of $0.48 per common share. In addition, on April 21, 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the first quarter of fiscal 2010. The dividend is payable on June 3, 2009 to stockholders of record on May 13, 2009. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of March 28, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $58.4 million of student loan auction rate securities and $36.5 million of asset-backed securities within our available-for-sale investment portfolio. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 6% as of March 28, 2009. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that our student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of our student loan auction rate securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of our student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis noted above. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. We have the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.1 million that were downgraded to A rating during the fourth quarter of fiscal 2009.

Our $36.5 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. The $36.5 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. We determined the fair values for the $36.5 million of senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. We corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. We have the ability and intent to hold the $36.5 million of senior class asset-backed securities until final maturity in November 2009. The $36.5 million of senior class asset-backed securities were downgraded by at least one credit rating agency during the past two fiscal quarters and are currently rated or split rated between AAA and BBB rating.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 28, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of March 28, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Operating lease obligations (1)	$22.8	$8.9	$8.4	$3.0	$2.5
Inventory and other purchase obligations (2)	46.5	46.5	—	—	—
Electronic design automation software
licenses (3)	19.7	10.4	9.3	—	—
Intellectual property license rights
obligations (4)	5.0	—	—	—	5.0
3.125% convertible debentures –
principal and interest (5)	1,293.1	21.6	43.1	43.1	1,185.3
Total	$1,387.1	$87.4	$60.8	$46.1	$1,192.8

(1)	We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $9.2 million for fiscal 2009. See “Note 10. Commitments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

(2)	Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.

(3)	As of March 28, 2009, the Company had $19.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

(4)	In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

(5)	In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. As a result of the repurchases in fiscal 2009, the remaining carrying value of the debentures on the Company’s consolidated balance sheet as of March 28, 2009 was $690.1 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. For purposes of this table we have assumed the principal of our debentures will be paid on March 15, 2037. See “Note 14. Convertible Debentures and Revolving Credit Facility” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our debentures.

As of March 28, 2009, $80.7 million of FIN 48 liabilities and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our FIN 48 liabilities as of March 28, 2009, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, FIN 48 liabilities have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of March 28, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.24 billion as of March 28, 2009. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 28, 2009 and March 29, 2008 would have affected the fair value of our investment portfolio by less than $6.0 million and $9.0 million, respectively.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. See “Note 4. Financial Instruments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our investments.

Foreign Currency Exchange Risk

Sales to all direct OEMs and distributors are denominated in U.S. dollars.

Gains and losses on foreign currency forward contracts that are designated as hedges of anticipated transactions, for which a firm commitment has been attained and the hedged relationship has been effective, are deferred and included in income or expenses in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of income as they are incurred.

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 28, 2009 and March 29, 2008, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	March 28,	March 29,
	2009	2008
Euro	$51,072	$18,616
Singapore dollar	30,123	11,938
Japanese Yen	12,563	5,364
British Pound	6,408	3,022
	$100,166	$38,940

Effective beginning in the first quarter of fiscal 2009, as part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we expanded our hedging program from a one-quarter forward outlook to a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The contracts expire at various dates between April 2009 and April 2010. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of March 28, 2009 and March 29, 2008.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 28, 2009 and March 29, 2008 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $8.0 million and $15.0 million, respectively. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 28, 2009 and March 29, 2008 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million as of each date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	March 28,	March 29,	March 31,
(In thousands, except per share amounts)	2009	2008	2007
Net revenues	$1,825,184	$1,841,372	$1,842,739
Cost of revenues	669,151	686,988	718,643
Gross margin	1,156,033	1,154,384	1,124,096

Operating expenses:
Research and development	355,392	358,063	388,101
Selling, general and administrative	343,768	365,325	375,510
Amortization of acquisition-related intangibles	5,332	6,802	8,009
Restructuring charges	22,023	—	—
Litigation settlement	—	—	2,500
Stock-based compensation related to prior years	—	—	2,209
Total operating expenses	726,515	730,190	776,329

Operating income	429,518	424,194	347,767
Gain on early extinguishment of convertible debentures	110,606	—	—
Impairment loss on investments	(54,129)	(2,850)	(1,950)
Interest and other income, net	12,189	52,750	85,329

Income before income taxes	498,184	474,094	431,146

Provision for income taxes	122,544	100,047	80,474

Net income	$375,640	$374,047	$350,672

Net income per common share:
Basic	$1.36	$1.27	$1.04
Diluted	$1.36	$1.25	$1.02

Shares used in per share calculations:
Basic	276,113	295,050	337,920
Diluted	276,854	298,636	343,636

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

	March 28,	March 29,
(In thousands, except par value amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,065,987	$866,995
Short-term investments	258,946	429,440
Accounts receivable, net of allowances for doubtful accounts and customer
returns of $3,629 and $3,634 in 2009 and 2008, respectively	216,390	249,147
Inventories	119,832	130,250
Deferred tax assets	63,709	106,842
Prepaid expenses and other current assets	27,604	37,522
Total current assets	1,752,468	1,820,196

Property, plant and equipment, at cost:
Land	94,194	94,184
Buildings	298,543	288,338
Machinery and equipment	335,264	357,103
Furniture and fixtures	48,807	49,821
	776,808	789,446
Accumulated depreciation and amortization	(388,901)	(385,016)
Net property, plant and equipment	387,907	404,430
Long-term investments	347,787	564,269
Goodwill	117,955	117,955
Acquisition-related intangibles, net	2,493	7,825
Other assets	216,905	222,432
Total Assets	$2,825,515	$3,137,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,201	$59,402
Accrued payroll and related liabilities	89,918	100,730
Income taxes payable	10,171	39,258
Deferred income on shipments to distributors	62,364	111,678
Other accrued liabilities	22,412	29,598
Total current liabilities	233,066	340,666

Convertible debentures	690,125	999,851

Deferred tax liabilities	82,648	84,486

Long-term income taxes payable	80,699	39,122

Other long-term liabilities	1,077	1,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 275,507 and 280,519
shares issued and outstanding in 2009 and 2008, respectively	2,755	2,805
Additional paid-in capital	856,232	858,172
Retained earnings	897,771	805,042
Accumulated other comprehensive income (loss)	(18,858)	5,804
Total stockholders’ equity	1,737,900	1,671,823
Total Liabilities and Stockholders’ Equity	$2,825,515	$3,137,107

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 28,	March 29,	March 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$375,640	$374,047	$350,672
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	55,632	54,199	55,998
Amortization	15,885	17,756	17,926
Stock-based compensation	54,509	66,427	90,292
Stock-based compensation related to prior years	—	—	2,209
Gain on early extinguishment of convertible debentures	(110,606)	—	—
Impairment loss on investments	54,129	2,850	1,950
Net (gain) loss on sale of available-for-sale securities	(2,706)	5,139	(814)
Convertible debt derivatives – revaluation and amortization	(97)	254	(403)
Provision for deferred income taxes	60,491	669	7,091
Tax benefit from exercise of stock options	4,244	15,794	35,765
Excess tax benefit from stock-based compensation	(4,779)	(22,459)	(27,413)
Changes in assets and liabilities:
Accounts receivable, net	32,757	(66,853)	11,911
Inventories	10,022	43,647	28,617
Deferred income taxes	(3,020)	(891)	3,532
Prepaid expenses and other current assets	10,309	35,160	35,652
Other assets	(10,467)	4,404	(15,636)
Accounts payable	(11,201)	(19,509)	7,908
Accrued liabilities (including restructuring activities)	(24,353)	19,276	(10,939)
Income taxes payable	(14,545)	28,464	(5,244)
Deferred income on shipments to distributors	(49,314)	22,626	(37,506)
Net cash provided by operating activities	442,530	581,000	551,568

Cash flows from investing activities:
Purchases of available-for-sale securities	(945,069)	(2,147,828)	(1,864,582)
Proceeds from sale and maturity of available-for-sale securities	1,259,511	2,380,055	1,693,152
Purchases of property, plant and equipment	(39,109)	(45,593)	(110,777)
Distribution from United Microelectronics Corporation	—	10,693	—
Other investing activities	(793)	(5,308)	(1,564)
Net cash provided by (used in) investing activities	274,540	192,019	(283,771)

Cash flows from financing activities:
Repurchases of convertible debentures	(193,182)	—	—
Repurchases of common stock	(275,000)	(550,000)	(1,430,000)
Proceeds from issuance of common stock through various stock plans	99,859	125,612	128,136
Proceeds from issuance of convertible debentures, net of issuance costs	—	—	980,000
Payment of dividends to stockholders	(154,534)	(139,974)	(120,833)
Excess tax benefit from stock-based compensation	4,779	22,459	27,413
Net cash used in financing activities	(518,078)	(541,903)	(415,284)

Net increase (decrease) in cash and cash equivalents	198,992	231,116	(147,487)

Cash and cash equivalents at beginning of year	866,995	635,879	783,366

Cash and cash equivalents at end of year	$1,065,987	$866,995	$635,879

Supplemental disclosure of cash flow information:
Interest paid	$28,828	$32,118	$—
Income taxes paid, net of refunds	$75,375	$56,012	$39,330

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
(In thousands)	Outstanding		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of April 1, 2006	342,618	$3,426	$1,375,120	$1,334,530	$15,809	$2,728,885
Components of comprehensive income:
Net income	—	—	—	350,672	—	350,672
Change in net unrealized loss on available-for-
sale securities, net of tax benefit of $8,267	—	—	—	—	(13,520)	(13,520)
Change in net unrealized loss on hedging
transactions, net of taxes	—	—	—	—	(105)	(105)
Cumulative translation adjustment	—	—	—	—	1,417	1,417
Total comprehensive income						338,464
Issuance of common shares under employee stock
plans	8,505	85	125,712	—	—	125,797
Repurchase and retirement of common stock	(55,221)	(552)	(781,371)	(648,077)	—	(1,430,000)
Stock-based compensation expense	—	—	90,292	—	—	90,292
Stock-based compensation capitalized in
inventory	—	—	2,161	—	—	2,161
Stock-based compensation related to prior years	—	—	2,209	—	—	2,209
Cash dividends declared ($0.36 per common share)	—	—	—	(120,833)	—	(120,833)
Tax benefit from exercise of stock options	—	—	35,765	—	—	35,765
Balance as of March 31, 2007	295,902	2,959	849,888	916,292	3,601	1,772,740
Components of comprehensive income:
Net income	—	—	—	374,047	—	374,047
Change in net unrealized loss on available-for-
sale securities, net of tax benefit of $1,168	—	—	—	—	(1,863)	(1,863)
Change in net unrealized gain on hedging
transactions, net of taxes	—	—	—	—	1,014	1,014
Cumulative translation adjustment	—	—	—	—	3,052	3,052
Total comprehensive income						376,250
Issuance of common shares under employee stock
plans	8,125	80	124,660	—	—	124,740
Repurchase and retirement of common stock	(23,508)	(234)	(198,946)	(350,820)	—	(550,000)
Stock-based compensation expense	—	—	66,427	—	—	66,427
Stock-based compensation capitalized in
inventory	—	—	(675)	—	—	(675)
Effect of adoption of FIN 48	—	—	1,024	5,497	—	6,521
Cash dividends declared ($0.48 per common share)	—	—	—	(139,974)	—	(139,974)
Tax benefit from exercise of stock options	—	—	15,794	—	—	15,794
Balance as of March 29, 2008	280,519	2,805	858,172	805,042	5,804	1,671,823
Components of comprehensive income:
Net income	—	—	—	375,640	—	375,640
Change in net unrealized loss on available-for-
sale securities, net of tax benefit of $9,272	—	—	—	—	(14,888)	(14,888)
Change in net unrealized loss on hedging
transactions, net of taxes	—	—	—	—	(2,039)	(2,039)
Cumulative translation adjustment	—	—	—	—	(7,735)	(7,735)
Total comprehensive income						350,978
Issuance of common shares under employee stock
plans and other	5,811	58	96,338	—	—	96,396
Repurchase and retirement of common stock	(10,823)	(108)	(156,635)	(118,257)	—	(275,000)
Stock-based compensation expense	—	—	54,509	—	—	54,509
Stock-based compensation capitalized in
inventory	—	—	(396)	—	—	(396)
Adjustment to FIN 48 adoption entry	—	—	—	(10,120)	—	(10,120)
Cash dividends declared ($0.56 per common share)	—	—	—	(154,534)	—	(154,534)
Tax benefit from exercise of stock options	—	—	4,244	—	—	4,244
Balance as of March 28, 2009	275,507	$2,755	$856,232	$897,771	$(18,858)	$1,737,900

See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Xilinx designs, develops and markets complete programmable logic solutions, including advanced integrated circuits, software design tools, predefined system functions delivered as intellectual property cores, design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained primarily from independent wafer manufacturers located in Taiwan and Japan. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with manufacturing and test facilities in the United States, Ireland and Singapore and sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan.

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

     Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 was a 52-week year ended on March 28, 2009. Fiscal 2008 was a 52-week year ended on March 29, 2008. Fiscal 2007 was a 52-week year ended on March 31, 2007. Fiscal 2010 will be a 53-week year ending on April 3, 2010. The third quarter of fiscal 2010 will be a 14-week quarter ending on January 2, 2010.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts and customer returns, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

     Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities, asset-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, asset-backed securities, floating rate notes and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 28, 2009 and March 29, 2008, long-term investments also included approximately $58.4 million and $71.9 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under FFELP that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

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

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 28, 2009 or March 29, 2008. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. See “Note 3. Fair Value Measurements” for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other income, net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.

In determining whether a decline in value of non-marketable equity investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.

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

     Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 28,	March 29,
	2009	2008
Raw materials	$10,024	$13,771
Work-in-process	79,426	76,870
Finished goods	30,382	39,609
	$119,832	$130,250

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

     Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $55.6 million, $54.2 million and $56.0 million for fiscal 2009, 2008 and 2007, respectively.

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

     Goodwill

As required by SFAS 142, goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the impairment review performed during the fourth quarter of fiscal 2009, there was no impairment of goodwill in fiscal 2009. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2010. To date, no impairment indicators have been identified.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2009, approximately 77% of Xilinx’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point Xilinx has a legally enforceable right to collection under normal payment terms.

As of March 28, 2009, the Company had $90.4 million of deferred revenue and $28.0 million of deferred cost of goods sold recognized as a net $62.4 million of deferred income on shipments to distributors. As of March 29, 2008, the Company had $158.0 million of deferred revenue and $46.3 million of deferred cost of goods sold recognized as a net $111.7 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Revenue from sales to Xilinx’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant formal acceptance provisions with Xilinx’s direct customers.

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

     Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest and other income, net. The remeasurement gains or losses were immaterial for fiscal 2009, 2008 and 2007.

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

     Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company’s ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. See “Note 5. Derivative Financial Instruments” for detailed information about the Company’s derivative financial instruments.

     Research and Development Expenses

Research and development costs are current period expenses and charged to expense as incurred.

     Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in “Note 6. Stock-Based Compensation Plans.” Effective April 2, 2006, the Company adopted SFAS 123(R). SFAS 123(R) requires the Company to measure the cost of all employee equity awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123(R) addresses all forms of stock-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s employee stock purchase plan is deemed a compensatory plan under SFAS 123(R). Accordingly, the employee stock purchase plan is included in the computation of stock-based compensation expense.

Under the modified-prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), and (b) compensation cost for all stock-based awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award for stock-based awards granted after April 1, 2006. For stock-based awards granted prior to April 2, 2006, the Company continues to use the accelerated amortization method consistent with the amounts previously disclosed in the pro forma disclosure as prescribed by SFAS 123. Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FSP 123(R)-3.

     Income Taxes

All income tax amounts reflect the use of the liability method under SFAS No. 109, as interpreted by FIN 48. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

     Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. The following table presents a reconciliation of the Company's product warranty liability, which is included in other accrued liabilities on the Company’s consolidated balance sheets:

(In thousands)	2009	2008
Balance as of beginning of fiscal year	$—	$2,500
Provision	5	1,413
Utilized	(5)	(3,913)
Balance as of end of fiscal year	$—	$—

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

     Concentrations of Credit Risk

Avnet, one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of March 28, 2009 and March 29, 2008, Avnet accounted for 81% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 55%, 61% and 67% of the Company’s worldwide net revenues in fiscal 2009, 2008 and 2007, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns. The Company monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

No end customer accounted for more than 10% of net revenues in fiscal 2009, 2008 or 2007.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. As of March 28, 2009, 37% and 63% of its investments in debt securities were domestic and foreign issuers, respectively. See “Note 4. Financial Instruments” for detailed information about the Company’s investment portfolio.

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of March 28, 2009, less than 7% of the Company’s $1.58 billion investment portfolio consisted of asset-backed securities and approximately 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Approximately 4% of the investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of approximately 14% that were downgraded to A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During fiscal 2009, $1.4 million of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised less than 3% of the investment portfolio as of March 28, 2009, of which approximately 9% are AAA rated with the majority of the rest of the asset-backed securities rated A or BBB. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 11% of the investment portfolio as of March 28, 2009. As a result of these recent adverse conditions in the global credit markets, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. See “Note 4. Financial Instruments” for a table of the Company’s available-for-sale securities.

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

     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective for Xilinx on March 30, 2008. Additionally, in February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, other intangible assets and nonfinancial long-lived assets. The Company adopted SFAS 157 on March 30, 2008, the first day of fiscal 2009, for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 is not expected to have a significant impact on its consolidated financial condition and results of operations when it is applied to nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of fiscal 2010. See “Note 3. Fair Value Measurements” for additional information relating to the adoption of SFAS 157.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interests, as a component of equity upon adoption. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008 (fiscal 2010 for Xilinx). As of March 28, 2009, Xilinx did not have any minority interests. The adoption of SFAS 160 will not have any effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 in the fourth quarter of fiscal 2009, which began on December 28, 2008. The adoption of SFAS 161 had no financial impact on the Company’s consolidated financial condition or results of operations. The disclosure requirements of SFAS 161 are presented in “Note 5. Derivative Financial Instruments.”

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The Company’s 3.125% convertible debentures due March 15, 2037 will be affected by this FSP. FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal 2010, which began on March 29, 2009. Based on the Company’s preliminary analysis, future net income per share will be impacted upon adoption of the standard by a range of $0.01 per share to $0.07 per share, with the impact on net income per share increasing within the indicated

range each year through the debt’s maturity. Adoption of the standard will also have a substantial impact in the balance sheet reclassification for the equity component of the debt.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP will be required to be applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. Xilinx will be required to implement the standard during the first quarter of fiscal 2010, which began on March 29, 2009. The Company is currently evaluating this new FSP but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its carrying value. FSP FAS 115-2 and FAS 124-2 will be effective for interim and annual periods ending after June 15, 2009. Xilinx will be required to implement the standard during the first quarter of fiscal 2010, which began on March 29, 2009. The Company is currently evaluating this new FSP but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP will be effective for interim periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in the Company’s interim periods beginning in the first quarter of fiscal 2010, which began on March 29, 2009.

Note 3. Fair Value Measurements

Effective March 30, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and financial liabilities and for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

The Company’s Level 3 assets and liabilities include student loan auction rate securities, certain asset-backed securities and the embedded derivative related to the Company’s convertible debentures.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	March 28,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Money market funds	$343,750	$—	$—	$343,750
Bank certificates of deposit	—	20,001	—	20,001
Commercial paper	—	229,869	—	229,869
Corporate bonds	—	11,485	—	11,485
Auction rate securities	—	—	58,354	58,354
Municipal bonds	—	14,520	—	14,520
U.S. government and agency securities	2,972	6,952	—	9,924
Foreign government and agency securities	—	453,664	—	453,664
Floating rate notes	—	230,575	—	230,575
Asset-backed securities	—	5,894	36,492	42,386
Mortgage-backed securities	—	169,201	—	169,201
Total assets measured at fair value	$346,722	$1,142,161	$94,846	$1,583,729

Liabilities:
Foreign currency forward contracts (net)	$—	$1,082	$—	$1,082
Convertible debentures – embedded derivative	—	—	2,110	2,110
Total liabilities measured at fair value	$—	$1,082	$2,110	$3,192

Net assets measured at fair value	$346,722	$1,141,079	$92,736	$1,580,537

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year Ended
March 28,
2009
(In thousands)
Balance as of beginning of fiscal year	$145,388
Total realized and unrealized gains (losses):
Included in interest and other income, net	170
Included in other comprehensive income (loss)	(13,416)
Included in impairment loss on investments	(38,006)
Net settlements (1)	(1,400)
Balance as of end of fiscal year	$92,736

(1)	During fiscal 2009, $1.4 million of student loan auction rate securities were redeemed for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 28, 2009:

Interest and other income, net	$170
Impairment loss on investments	(38,006)

As of March 28, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $58.4 million of student loan auction rate securities and $36.5 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company has the ability and intent to hold the student loan auction rate securities until anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its condensed consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.1 million that were downgraded to A rating during the fourth quarter of fiscal 2009.

The Company’s $36.5 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. The $36.5 million of senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for the $36.5 million of senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. The Company corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. The Company has the ability and intent to hold the $36.5 million of senior class asset-backed securities until final maturity in November 2009. The $36.5 million of senior class asset-backed securities were downgraded by at least one credit rating agency during the past two fiscal quarters and are currently rated or split rated between AAA and BBB rating.

Senior class asset-backed securities were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off of $19.8 million in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid proportionally and without preference. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. The Company’s investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, the Company concluded that it is not likely to recover the remaining balance of its investment. Accordingly, during the third quarter of fiscal 2009, the Company recognized an impairment loss of $18.2 million, which represented the carrying balance of the senior class asset-backed securities. The original purchase price of these securities, excluding accrued interest, was $38.0 million. For fiscal 2009, the Company recognized an impairment loss of $38.0 million on these senior class asset-backed securities. See “Note 9. Impairment Loss on Investments” for additional information regarding impairment losses on investments.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures to an initial purchaser in a private offering. As a result of the repurchases in fiscal 2009, the remaining carrying value of the debentures on the consolidated balance sheet as of March 28, 2009, was $690.1 million. The fair value of the debentures as of March 28, 2009 was approximately $508.6 million, based on the last trading price of the debentures. The debentures included embedded features which qualify as an embedded derivative under SFAS 133. The embedded derivative was separately accounted for as a discount on the debentures and its fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the decline in value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized impairment losses on non-marketable equity investments of $3.0 million, $2.9 million and $2.0 million during fiscal 2009, 2008 and 2007, respectively. The entire amount of each of the impaired non-marketable equity investments was written off.

Note 4. Financial Instruments

The following is a summary of available-for-sale securities:

	March 28, 2009				March 29, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$343,750	$—	$—	$343,750	$246,973	$—	$—	$246,973
Bank certificates of deposit	20,001	—	—	20,001	55,998	4	—	56,002
Commercial paper	229,869	—	—	229,869	375,554	—	—	375,554
Corporate bonds	11,579	207	(301)	11,485	61,306	549	(24)	61,831
Auction rate securities	70,450	—	(12,096)	58,354	71,850	—	—	71,850
Municipal bonds	14,868	74	(422)	14,520	20,787	59	(65)	20,781
U.S. government and
agency securities	9,789	137	(2)	9,924	66,390	3,504	(8)	69,886
Foreign government and
agency securities	453,505	159	—	453,664	252,074	466	(1)	252,539
Floating rate notes	244,222	303	(13,950)	230,575	367,437	20	(4,726)	362,731
Asset-backed securities	46,275	13	(3,902)	42,386	82,594	1	(2,372)	80,223
Mortgage-backed securities	164,533	5,004	(336)	169,201	139,825	4,110	(261)	143,674
Investment-other	—	—	—	—	3,030	—	(2,208)	822
	$1,608,841	$5,897	$(31,009)	$1,583,729	$1,743,818	$8,713	$(9,665)	$1,742,866

Included in:
Cash and cash equivalents				$976,996				$749,157
Short-term investments				258,946				429,440
Long-term investments				347,787				564,269
				$1,583,729				$1,742,866

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 28, 2009 and March 29, 2008:

	March 28, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,729	$(49)	$471	$(252)	$2,200	$(301)
Auction rate securities	58,354	(12,096)	—	—	58,354	(12,096)
Municipal bonds	4,103	(274)	2,302	(148)	6,405	(422)
U.S. government and agency
securities	717	(2)	—	—	717	(2)
Floating rate notes	95,746	(5,762)	116,586	(8,188)	212,332	(13,950)
Asset-backed securities	5,267	(393)	36,492	(3,509)	41,759	(3,902)
Mortgage-backed securities	23,421	(294)	306	(42)	23,727	(336)
	$189,337	$(18,870)	$156,157	$(12,139)	$345,494	$(31,009)

	March 29, 2008
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,988	$(23)	$2,001	$(1)	$7,989	$(24)
Municipal bonds	4,656	(42)	2,464	(23)	7,120	(65)
U.S. government and agency
securities	2,091	(8)	—	—	2,091	(8)
Foreign government and agency
securities	119,494	(1)	—	—	119,494	(1)
Floating rate notes	291,542	(4,050)	38,245	(676)	329,787	(4,726)
Asset-backed securities	38,857	(731)	38,362	(1,641)	77,219	(2,372)
Mortgage-backed securities	9,953	(261)	—	—	9,953	(261)
Investment-other	822	(2,208)	—	—	822	(2,208)
	$473,403	$(7,324)	$81,072	$(2,341)	$554,475	$(9,665)

The gross unrealized losses on these investments were primarily due to adverse conditions in the global credit markets in fiscal 2009 and 2008. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 28, 2009 and March 29, 2008 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of March 28, 2009 and March 29, 2008. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes, asset-backed securities and mortgage-backed securities) as of March 28, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Far Value
Due in one year or less	$898,134	$892,192
Due after one year through five years	114,925	104,523
Due after five years through ten years	59,168	61,086
Due after ten years	192,864	182,178
	$1,265,091	$1,239,979

Certain information related to available-for-sale securities is as follows:

(In thousands)	2009	2008	2007
Gross realized gains on sale of available-for-sale securities	$4,544	$1,437	$7,041
Gross realized losses on sale of available-for-sale securities	(1,838)	(6,576)	(6,227)
Net realized gains (losses) on sale of available-for-sale securities	$2,706	$(5,139)	$814
Amortization of premiums on available-for-sale securities	$(7,197)	$(8,229)	$(8,229)

Note 5. Derivative Financial Instruments

Effective December 28, 2008, the Company adopted SFAS 161, as discussed in “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk.”

As of March 28, 2009 and March 29, 2008, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

(In thousands and U.S. dollars)	March 28,	March 29,
	2009	2008
Euro	$51,072	$18,616
Singapore dollar	30,123	11,938
Japanese Yen	12,563	5,364
British Pound	6,408	3,022
	$100,166	$38,940

Effective beginning in the first quarter of fiscal 2009, as part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company expanded its hedging program from a one-quarter forward outlook to a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The contracts expire at various dates between April 2009 and April 2010. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of March 28, 2009 and March 29, 2008.

As of March 28, 2009, all the forward foreign currency exchange contracts are designated and qualify as cash flow hedges and the effective portion of the gain or loss on the forward contract is reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings.

The Company may enter into forward foreign currency exchange contracts to hedge firm commitments such as the acquisition of capital expenditures. For such forward foreign currency exchange contracts that are designated and qualify as a fair value hedge, the gain or loss on the forward contract as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings.

The 3.125% debentures include provisions which qualify as an embedded derivative. See “Note 14. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the debentures and its fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $2.3 million and $2.1 million as of March 29, 2008 and March 28, 2009, respectively. The change in the fair value of the embedded derivative of $170 thousand during fiscal 2008 was recorded as a charge to interest and other income, net on the Company’s consolidated statement of income. The change in the fair value of the embedded derivative of $170 thousand during fiscal 2009 was recorded as a credit to interest and other income, net on the Company’s consolidated statement of income.

The Company has the following derivative instruments as of March 28, 2009, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

(In thousands)	Asset Derivatives		Liability Derivatives
Derivatives Designated as
Hedging Instruments under	Balance Sheet		Balance Sheet
SFAS 133	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Prepaid expenses and		Other accrued
	other current assets	$2,307	liabilities	$3,389
Total derivatives designated
as hedging instruments
under SFAS 133		$2,307		$3,389

The following table summarizes the effect of derivative instruments on the consolidated statement of income for the year ended March 28, 2009:

(In thousands)			Amount of Gain
	Amount of Gain		(Loss) Reclassified
Derivatives in SFAS	(Loss) Recognized in		from Accumulated		Amount of Gain
133 Cash Flow	OCI on Derivative	Statement of	OCI into Income	Statement of	(Loss) Recorded
Hedging Relationships	(Effective portion)	Income Location	(Effective portion)	Income Location	(Ineffective portion)
Foreign exchange		Interest and other		Interest and other
contracts	$(1,012)	income, net	$(3,697)	income, net	$144

Note 6. Stock-Based Compensation Plans

The Company’s equity incentive plans are broad-based, long-term retention programs that are intended to attract and retain talented employees as well as align stockholder and employee interests.

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS 123(R), as discussed in “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk.” The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

(In thousands)	2009	2008	2007
Stock-based compensation included in:
Cost of revenues	$5,791	$7,605	$10,345
Research and development	25,075	31,433	41,610
Selling, general and administrative	23,079	27,389	38,337
Restructuring charges	564	—	—
Stock-based compensation related to prior years	—	—	2,209
Stock-based compensation effect on income before taxes	54,509	66,427	92,501
Income tax effect	(13,323)	(19,651)	(26,183)
Net stock-based compensation effect on net income	$41,186	$46,776	$66,318

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

In accordance with SFAS 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in fiscal 2009, 2008 and 2007 was insignificant.

The amount that the Company would have capitalized to inventory as of April 1, 2006, if it had applied the provisions of SFAS 123(R) retrospectively, was $4.5 million. Under the provisions of SFAS 123(R), this $4.5 million was recorded as a credit to additional paid-in-capital. The total stock-based compensation released from the inventory capitalization during fiscal 2009 and 2008 was $396 thousand and $675 thousand, respectively, which resulted in an ending inventory balance of $1.1 million and $1.5 million related to stock-based compensation as of March 28, 2009 and March 29, 2008, respectively. During fiscal 2009, 2008 and 2007, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $11.4 million, $25.3 million and $35.8 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which decreased to seven years beginning in the first quarter of fiscal 2008, thereby decreasing the expected life by nearly one year. The per-share weighted-average fair values of stock options granted during fiscal 2009, 2008 and 2007 were $7.28, $7.23 and $9.02, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2009, 2008 and 2007 were $6.45, $7.20 and $6.51, respectively. The fair values of stock options and stock purchase plan rights granted in fiscal 2009, 2008 and 2007 were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Expected life of options (years)	5.2 to	5.3 to	6.3 to	0.5 to	0.5 to	0.5 to
	5.4	5.4	6.4	2.0	2.0	2.0
Expected stock price volatility	0.33 to	0.30 to	0.31 to	0.36 to	0.32 to	0.27 to
	0.53	0.38	0.39	0.50	0.36	0.38
Risk-free interest rate	1.5% to	2.4% to	4.4% to	0.4% to	2.1% to	3.6% to
	3.5%	5.1%	5.2%	2.5%	5.0%	5.2%
Dividend yield	2.1% to	1.6% to	1.4% to	2.3% to	2.1% to	1.4% to
	3.5%	2.8%	1.6%	3.3%	2.4%	1.8%

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during fiscal 2009 and 2008 were $21.89 and $24.46, respectively. The weighted-average fair values of RSUs granted in fiscal 2009 and 2008 were calculated based on estimates at the date of grant as follows:

	2009	2008
Risk-free interest rate	1.1% to 3.2%	1.7% to 5.0%
Dividend yield	2.1% to 3.5%	1.6% to 2.8%

Options outstanding that have vested and are expected to vest in future periods as of March 28, 2009 are as follows:

			Weighted-Average
		Weighted-Average	Remaining
(Shares and intrinsic value in	Number	Exercise Price	Contractual Term	Aggregate
thousands)	of Shares	Per Share	(Years)	Intrinsic Value (1)
Vested (i.e., exercisable)	35,059	$33.95	3.91	$549
Expected to vest	5,490	$24.01	6.48	325
Total vested and expected to vest	40,549	$32.61	4.25	$874

Total outstanding	41,021	$32.51	4.28	$925

(1)	These amounts represent the difference between the exercise price and $19.49, the closing price per share of Xilinx’s stock on March 27, 2009, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $43.5 million completed vesting during fiscal 2009. As of March 28, 2009, total unrecognized stock-based compensation costs related to stock options and Employee

Stock Purchase Plan was $40.2 million and $25.0 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.1 years and 1.2 years, respectively.

     Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 52.1 million shares as of March 28, 2009, including 11.1 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

Shares
(Shares in thousands)	Available for
Grant
March 31, 2007	10,000
Additional shares reserved	5,000
Stock options granted	(3,367)
Stock options cancelled	166
RSUs granted	(2,301)
RSUs cancelled	132
March 29, 2008	9,630
Additional shares reserved	4,000
Stock options granted	(1,895)
Stock options cancelled	627
RSUs granted	(1,634)
RSUs cancelled	324
March 28, 2009	11,052

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
(Shares in thousands)	Number of	Exercise Price
	Shares	Per Share
April 1, 2006	59,830	$30.99
Granted	8,751	$23.50
Exercised	(6,598)	$13.88
Forfeited/cancelled/expired	(6,041)	$37.51
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17
March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93
March 28, 2009	41,021	$32.51

In July 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. On August 9, 2007 and August 14, 2008, the stockholders approved amendments to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 5.0 million shares and 4.0 million shares, respectively. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. At its 2009 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Equity Plan by 5.0 million shares.

The total pre-tax intrinsic value of options exercised during fiscal 2009 and 2008 was $18.1 million and $65.8 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

The following information relates to options outstanding and exercisable under the Option Plans as of March 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Options	Contractual	Price Per	Options	Price Per
Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share
$15.95 - $25.21	14,454	4.75	$22.59	10,681	$22.62
$25.22 - $35.36	13,381	5.01	$28.39	11,196	$28.75
$35.43 - $46.75	10,299	3.53	$39.82	10,295	$39.82
$48.44 - $54.00	276	1.58	$50.04	276	$50.04
$61.88 - $64.75	230	1.02	$63.53	230	$63.53
$69.19 - $96.63	2,381	1.16	$79.13	2,381	$79.13
$15.95 - $96.63	41,021	4.28	$32.51	35,059	$33.95

As of March 29, 2008, 39.2 million options were exercisable at an average price of $34.33. As of March 31, 2007, 41.8 million options were exercisable at an average price of $32.68.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining	Aggregate
	Number of	Fair Value	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Per Share	Term (Years)	Value (1)
March 31, 2007	—	$—
Granted	2,301	$24.46
Vested	—	$—
Cancelled	(132)	$25.62
March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested (2)	(509)	$24.46
Cancelled	(324)	$24.25
March 28, 2009	2,970	$22.99	1.61	$57,885

Expected to vest as of March 28, 2009	2.619	$23.04	1.53	$51,044

(1)

Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on March 27, 2009 of $19.49, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2009.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $12.5 million completed vesting during fiscal 2009. As of March 28, 2009, total unrecognized stock-based compensation costs related to non-vested RSUs was $49.5 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.8 years.

     Employee Qualified Stock Purchase Plan

Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 77% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 2.2 million shares for $34.5 million in fiscal 2009, 2.1 million shares for $36.6 million in fiscal 2008 and 2.0 million shares for $34.2 million in fiscal 2007. On August 14, 2008, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of March 28, 2009, 7.6 million shares were available for future issuance out of 40.5 million shares authorized. At its 2009 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares.

Note 7. Balance Sheet Information

The following tables disclose those long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

(In thousands)	March 28,	March 29,
	2009	2008
Other assets:
Deferred tax assets	$77,387	$66,072
Affordable housing credit investments	22,245	29,442
Deferred compensation plan	21,283	27,038
Debt issuance costs	12,857	19,278
Investments in intellectual property and licenses	20,034	16,703
Investments in non-marketable equity securities	20,519	22,622
Prepaid royalties and patent license	2,556	3,000
Income tax refunds receivable	32,953	31,884
Other	7,071	6,393
	$216,905	$222,432

Accrued payroll and related liabilities:
Accrued compensation	$57,053	$61,838
Deferred compensation plan liability	26,339	31,802
Other	6,526	7,090
	$89,918	$100,730

No individual amounts within other accrued liabilities exceed 5% of total current liabilities as of March 28, 2009 or March 29, 2008.

Note 8. Restructuring Charges

In June 2008, Xilinx announced a functional reorganization pursuant to which Xilinx eliminated 249 positions, or approximately 7% of the Company’s global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.

The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for fiscal 2009:

	Employee
	severance and	Facility-related
(In thousands)	benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Accruals during the period	20,539	1,484	22,023
Cash payments	(19,975)	(671)	(20,646)
Non-cash settlements	(564)	(131)	(695)
Balance as of March 28, 2009	$—	$682	$682

The charges above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of March 28, 2009 relates to facility-related costs that are expected to be paid over the remaining lease terms of the closed facilities expiring at various dates through December 2012.

See “Note 21. Subsequent Events” for information relating to a restructuring announced on April 15, 2009.

Note 9. Impairment Loss on Investments

The Company recognized impairment losses on investments of $54.1 million, $2.9 million and $2.0 million during fiscal 2009, 2008 and 2007, respectively.

During fiscal 2009, the Company recorded total impairment losses related to senior class asset-backed securities of $38.0 million, which represented the original purchase price of these securities, excluding accrued interest. As discussed in “Note 3. Fair Value Measurements,” the senior class asset-backed securities were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off of $19.8 million in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid proportionally and without preference. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. The Company’s investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, the Company concluded that it is not likely to recover the remaining balance of its investment. This decline in fair value was deemed to be other than temporary and, therefore, the Company recognized a total impairment loss on this investment. Accordingly, during the third quarter of fiscal 2009, the Company recognized an impairment loss of $18.2 million, which represented the carrying balance of the senior class asset-backed securities.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in the Company’s investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and the Company recorded impairment losses of $9.0 million, including $8.4 million in the second quarter and $600 thousand in the third quarter of fiscal 2009.

In the fourth quarter of fiscal 2009, the Company recognized an additional impairment loss of $1.0 million on marketable debt securities in the Company’s investment portfolio.

During fiscal 2009, the Company recognized a $3.1 million impairment loss as a result of a continuous decline that began in fiscal 2008 in the market value of the Company’s investment in a marketable equity security. The Company believed that the decline in the market value was other than temporary and it was deemed to be worthless as of September 27, 2008. The Company recognized an impairment loss on its investment in this marketable equity security during the first and second quarters of fiscal 2009.

The Company recorded impairment losses of $3.0 million, $2.9 million and $2.0 million in fiscal 2009, 2008 and 2007, respectively, related to the Company’s investment in non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees, certain investees diluting Xilinx’s investment through the receipt of additional rounds of investment at a lower valuation or from the liquidation of certain investees.

Note 10. Commitments

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

Fiscal Year	(In thousands)
2010	$8,910
2011	6,563
2012	1,816
2013	1,632
2014	1,303
Thereafter	2,535
$22,759

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $4.5 million as of March 28, 2009. Rent expense, net of rental income, under all operating leases was $9.2 million for fiscal 2009, $8.2 million for fiscal 2008 and $8.7 million for fiscal 2007. Rental income, which includes rents received from both owned and leased property, was not material for fiscal 2009, 2008 or 2007.

Other commitments as of March 28, 2009 totaled $46.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 28, 2009, the Company also had $19.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

Note 11. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 741 thousand, 3.6 million and 5.7 million potentially dilutive common equivalent shares outstanding for fiscal 2009, 2008 and 2007, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.

Outstanding stock options and RSUs to purchase approximately 44.1 million, 39.9 million and 40.7 million shares, for fiscal 2009, 2008 and 2007, respectively, under the Company's stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see “Note 14. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.82 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.82 per share, using the treasury stock method. The conversion price of $30.82 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through the third quarter of fiscal 2009.

Note 12. Interest and Other Income, Net

The components of interest and other income, net are as follows:

(In thousands)	2009	2008	2007
Interest income	$47,556	$94,022	$80,436
Interest expense	(28,947)	(32,001)	(2,155)
Gain (loss) on sale of the UMC investment	—	(4,731)	7,016
Other income (expense), net	(6,420)	(4,540)	32
	$12,189	$52,750	$85,329

Note 13. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources. The difference between net income and comprehensive income for the Company results from unrealized gains (losses) on its available-for-sale securities, net of taxes, foreign currency translation adjustments and hedging transactions.

The components of comprehensive income are as follows:

(In thousands)	2009	2008	2007
Net income	$375,640	$374,047	$350,672
Net change in unrealized loss on available-for-sale
securities, net of tax	(13,268)	(2,512)	(16,943)
Reclassification adjustment for (gains) losses on available-
for-sale securities, net of tax, included in net income	(1,620)	649	3,423
Net change in unrealized gain (loss) on hedging transactions,
net of tax	(2,039)	1,014	(105)
Net change in cumulative translation adjustment	(7,735)	3,052	1,417
Comprehensive income	$350,978	$376,250	$338,464

The components of accumulated other comprehensive income (loss) as of fiscal year-ends are as follows:

	March 28,	March 29,
(In thousands)	2009	2008
Accumulated unrealized loss on available-for-sale securities, net of tax	$(15,474)	$(586)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(1,012)	1,027
Accumulated cumulative translation adjustment	(2,372)	5,363
Accumulated other comprehensive income (loss)	$(18,858)	$5,804

Note 14. Convertible Debentures and Revolving Credit Facility

     3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. During the third quarter of fiscal 2009, due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the debentures was adjusted to 32.4446 shares of common stock per $1 thousand principal amount of debentures, representing an adjusted conversion price of $30.82 per share.

The Company received net proceeds from issuance of the debentures of $980.0 million after deduction of issuance costs of $20.0 million. The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. Interest expense related to the debentures for fiscal 2009, 2008 and 2007 totaled $28.9 million, $32.0 million and $2.2 million, respectively, and was included in interest and other income, net on the consolidated statements of income. The debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

In the third and fourth quarters of fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its debentures and recognized a gain on early extinguishment of convertible debentures of $110.6 million, net of the write-off of the pro rata portions of unamortized debt issuance costs ($5.8 million) and unamortized derivative valuation ($736 thousand). Accrued interest paid at the time of repurchases totaled $2.4 million.

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of March 28, 2009, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Due to the repurchase of a portion of the debentures in the third and fourth quarters of fiscal 2009 as noted above, the carrying value of the derivative ($1.6 million) will continue to be amortized to interest expense over the remaining term of the debentures. Any change in fair value of this embedded derivative will be included in interest and other income, net on the Company’s consolidated statements of income. The fair value of the derivative as of March 28, 2009 and March 29, 2008 was $2.1 million and $2.3 million, respectively. The balance of the debentures on the Company’s consolidated balance sheets as of March 28, 2009 and March 29, 2008 was $690.1 million and $999.9 million, respectively, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

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

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 28, 2009, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 15. Stockholders’ Equity

     Preferred Stock

The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 28, 2009 and March 29, 2008, no preferred shares were issued or outstanding.

     Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. During the second quarter of fiscal 2009, the Company completed its $1.50 billion repurchase program announced in February 2007 by repurchasing 1.7 million shares for $43.9 million. On February 25, 2008, the Board authorized the repurchase of up to an additional $800.0 million of common stock. On November 6, 2008, the Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through March 28, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of March 28, 2009 or March 29, 2008.

During the first six months of fiscal 2009 and the second, third and fourth quarters of fiscal 2008, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $275.0 million for fiscal 2009 and $550.0 million for fiscal 2008. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. As of March 28, 2009 and March 29, 2008, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

During fiscal 2009, 2008 and 2007, the Company repurchased a total of 10.8 million, 23.5 million and 55.2 million shares of common stock for $275.0 million, $550.0 million and $1.43 billion, respectively. The Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its debentures during fiscal 2009. See “Note 14. Convertible Debentures and Revolving Credit Facility” for additional information about the debentures.

Note 16. Income Taxes

The provision for income taxes consists of the following:

(In thousands)		2009	2008	2007
Federal:	Current	$44,008	$81,147	$36,088
	Deferred	56,843	4,414	31,739
		100,851	85,561	67,827

State:	Current	3,507	(3,359)	14,383
	Deferred	3,981	(3,415)	(24,531)
		7,488	(6,774)	(10,148)

Foreign:	Current	14,538	21,590	22,912
	Deferred	(333)	(330)	(117)
		14,205	21,260	22,795
Total		$122,544	$100,047	$80,474

The domestic and foreign components of income before income taxes were as follows:

	2009	2008	2007
Domestic	$150,650	$49,955	$17,215
Foreign	347,534	424,139	413,931
Income before income taxes	$498,184	$474,094	$431,146

The tax benefits associated with stock option exercises and the employee stock purchase plan credited to additional paid-in capital were $4.2 million, $15.8 million and $35.8 million, for fiscal 2009, 2008 and 2007, respectively.

As of March 28, 2009, the Company had federal and state net operating loss carryforwards of approximately $18.8 million. If unused, these carryforwards will expire in 2013 through 2026. The Company had federal and state R&D tax credit carryforwards of approximately $103.9 million, federal affordable housing tax credit carryforwards of approximately $15.3 million and no other state credit carryforwards. If unused, $28.5 million of the tax credit carryforwards will expire in 2023 through 2029. The remainder of the credits have no expiration date.

Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, are approximately $712.2 million as of March 28, 2009. The residual U.S. tax liability, if such amounts were remitted, would be approximately $219.7 million.

The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	2009	2008	2007
Income before provision for taxes	$498,184	$474,094	$431,146
Federal statutory tax rate	35%	35%	35%
Computed expected tax	174,364	165,933	150,901
State taxes, net of federal benefit	4,890	(6,709)	(2,938)
Non-deductible stock-based compensation	2,550	2,676	4,976
Tax exempt interest	(567)	(721)	(3,542)
Foreign earnings at lower tax rates	(49,446)	(55,949)	(51,775)
Tax credits	(13,936)	(5,054)	(12,323)
Release of valuation allowance	—	—	(90)
Deferred compensation	3,510	606	(703)
Other	1,179	(735)	(4,032)
Provision for income taxes	$122,544	$100,047	$80,474

The Company has manufacturing operations in Ireland and Singapore. In Ireland, the Company operates under a special tax regime granted for manufacturing status. Under this regime, the majority of the income earned in Ireland is subject to tax at 10%. The regime granting manufacturing status is effective through fiscal 2010. The tax benefit from this special status for fiscal 2009 is approximately $1.2 million on income considered permanently reinvested outside the U.S. The Company has been granted “Pioneer Status” in Singapore that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 20% to zero. The benefit of Pioneer Status in Singapore for fiscal 2009 is approximately $15.6 million ($0.06 per common share) on income considered permanently reinvested outside the U.S. The tax effect of these low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of March 28, 2009 and March 29, 2008:

(In thousands)	2009	2008
Deferred tax assets:
Inventory valuation differences	$5,116	$9,569
Stock-based compensation	43,316	42,760
Deferred income on shipments to distributors	13,567	30,733
Accrued expenses	36,016	57,563
Tax loss carryforwards	8,204	10,403
Tax credit carryforwards	94,718	88,123
Intangible and fixed assets	18,782	20,612
Strategic and equity investments	22,432	9,337
Deferred compensation plan	10,453	12,975
Unrealized losses on available-for-sale securities	9,638	366
Other	2,859	2,393
	265,101	284,834
Valuation allowance	0	0
Total deferred tax assets	265,101	284,834
Deferred tax liabilities:
Unremitted foreign earnings	(148,433)	(146,916)
State income taxes	(24,770)	(25,352)
Convertible debt	(27,302)	(18,099)
Other	(6,148)	(6,039)
Total deferred tax liabilities	(206,653)	(196,406)
Total net deferred tax assets	$58,448	$88,428

Long-term deferred tax assets of $77.4 million and $66.1 million as of March 28, 2009 and March 29, 2008, respectively, are included in other assets on the consolidated balance sheet (see “Note 7. Balance Sheet Information”).

The Company adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance as of beginning of fiscal year	$105,079	$103,103
Adjustment to FIN 48 adoption entry	10,032	—
Increases in tax positions for prior years	1,088	7,035
Decreases in tax positions for prior years	(12,581)	(7,646)
Increases in tax positions for current year	12,676	13,211
Settlements	—	—
Lapse in statute of limitations	(657)	(10,624)
Balance as of end of fiscal year	$115,637	$105,079

The Company adjusted the cumulative effect of adopting FIN 48 in the second quarter of fiscal 2009 in connection with a change in estimate related to the application of certain historical tax elections. As a result, retained earnings and deferred tax liabilities decreased by $10.1 million and $18.2 million, respectively, and long-term income taxes payable increased by $28.3 million.

If the remaining balance of $115.6 million and $105.1 million of unrecognized tax benefits as of March 28, 2009 and March 29, 2008, respectively, were realized in a future period, it would result in a tax benefit of $58.5 million and $44.7 million, respectively, thereby reducing the effective tax rate.

The Company’s policy to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. The balance of accrued interest and penalties was $4.0 million and $2.9 million as of March 28, 2009 and March 29, 2008, respectively. Interest and penalties included in the Company’s provision for income taxes totaled $1.1 million and $1.4 million for fiscal 2009 and 2008, respectively.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2003.

On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company filed a petition with the Tax Court on March 2, 2009, in response to this notice of deficiency and plans to contest the proposed adjustments. The Company believes it has provided adequate reserves for any tax deficiencies that could result from this IRS action. Due to this and various other factors, the Company believes it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001.  All issues have been settled with the exception of issues related to the cost sharing of stock options.  On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland.  The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue.  The Tax Court entered its decision on May 31, 2006.  On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit.  On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland.  The Company expects to record expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS.  The Company is presently determining the amount of penalties and interest to be accrued under FIN 48 in the first quarter of fiscal 2010 as a result of the Appeals Court decision.

Note 17. Segment Information

Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Enterprise wide information is provided in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Geographic revenue information for fiscal 2009, 2008 and 2007 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment which is based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	2009	2008	2007
North America:
United States	$576,916	$696,367	$727,443
Other	50,744	21,430	3,894
Total North America	627,660	717,797	731,337
Asia Pacific:
China	261,669	205,184	159,389
Other	341,347	321,106	307,223
Total Asia Pacific	603,016	526,290	466,612
Europe	411,649	407,186	426,922
Japan	182,859	190,099	217,868
Worldwide total	$1,825,184	$1,841,372	$1,842,739

Net long-lived assets by country at fiscal year-ends were as follows:

	March 28,	March 29,	March 31,
(In thousands)	2009	2008	2007
United States	$263,242	$267,714	$281,517
Foreign:
Ireland	67,497	72,947	73,254
Singapore	48,289	51,756	44,300
Other	8,879	12,013	13,965
Total foreign	124,665	136,716	131,519
Worldwide total	$387,907	$404,430	$413,036

Note 18. Litigation Settlements and Contingencies

       Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate.  On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland.  The Company does not agree with the Appeals Court decision and is reviewing its alternatives as a result of the decision.  The Company expects to record expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS.  The Company is presently determining the amount of penalties and interest to be accrued under FIN 48 in the first quarter of fiscal 2010 as a result of this decision (see “Note 16. Income Taxes” and “Note 21. Subsequent Events”).

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company filed a petition with the Tax Court on March 2, 2009, in response to this notice of deficiency and plans to contest the proposed adjustments. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

       Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to 11 different patents and PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

On November 27, 2006, the Company settled a patent infringement lawsuit under which the Company agreed to pay $6.5 million. The plaintiff agreed to dismiss the patent infringement lawsuit with prejudice, granted a patent license to the Company and executed an agreement not to sue the Company under any patent owned or controlled by the plaintiff for ten years. As a result of the settlement agreement, the Company recorded a current period charge of $2.5 million during the third quarter of fiscal 2007. The remaining balance of $4.0 million represented the value of the prepaid patent license granted as part of the settlement. This balance is being amortized over the patent’s remaining useful life of nine years.

       Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 19. Goodwill and Acquisition-Related Intangibles

As of March 28, 2009 and March 29, 2008, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)
	2009	2008	Amortization Life
Goodwill-gross	$169,479	$169,479
Less accumulated amortization through fiscal 2002	51,524	51,524
Goodwill-net	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,738	21,335
Patents-net	14	1,417

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	56,479	52,550
Miscellaneous intangibles-net	2,479	6,408

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	79,217	73,885
Total acquisition-related intangibles-net	$2,493	$7,825

Amortization expense for all intangible assets for fiscal 2009, 2008 and 2007 was $5.3 million, $6.8 million and $8.0 million, respectively. Intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded as of March 28, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows: 2010 - $1.5 million; 2011 - $1.0 million.

Note 20. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $9.9 million, $8.1 million and $5.9 million in fiscal 2009, 2008 and 2007, respectively. For employees in the U.S., effective July 1, 2008, Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. Because the program was introduced mid-year, the maximum Company match for calendar year 2008 was $2,250 per employee. For calendar year 2009 and beyond, the maximum Company contribution per year is $4,500 per employee. Prior to July 1, 2008, the Company made discretionary contributions to employee 401(k) accounts when performance targets were met. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2003, participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees, and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 28, 2009, there were approximately 127 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 28, 2009, Plan assets were $21.3 million and obligations were $26.3 million. As of March 29, 2008, Plan assets were $27.0 million and obligations were $31.8 million.

Note 21. Subsequent Events

On April 15, 2009, Xilinx announced restructuring measures designed to drive structural operating efficiencies across the Company. Xilinx expects to reduce its global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated in the first quarter of fiscal 2010 and other positions will be eliminated over the September, December and March quarters of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010. Restructuring charges related to this restructuring did not impact fiscal 2009.

The Company expects to record total restructuring charges of approximately $11.0 to $13.0 million in the June quarter of fiscal 2010 primarily related to severance pay expenses.

Over the longer term, the Company expects to implement further supply chain efficiencies resulting in additional restructuring charges totaling approximately $10.0 million over the September, December and March quarters of fiscal 2010.

On April 21, 2009, the Company’s Board of Directors declared a cash dividend of $0.14 per common share for the first quarter of fiscal 2010.  The dividend is payable on June 3, 2009 to stockholders of record on May 13, 2009.

On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the U.S. Court of Appeals for the Ninth Circuit reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland.  The Company does not agree with the Appeals Court decision and is reviewing its alternatives as a result of the decision.  See Item 3. “Legal Proceedings” included in Part I and “Note 16. Income Taxes” and “Note 18. Litigation Settlements and Contingencies.”

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 28, 2009 and March 29, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 28, 2009. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 28, 2009 and March 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
June 1, 2009

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.

We have audited Xilinx, Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 28, 2009 and March 29, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 28, 2009 of Xilinx, Inc. and our report dated June 1, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
June 1, 2009

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning	Charged	Deductions	Balance at
	of Year	(Credited) to	(a)	End of Year
		Income
For the year ended March 31, 2007:
Allowance for doubtful accounts	$3,602	$519 (b)	$466	$3,655
Allowance for customer returns	$95	$(4)	$9	$82

For the year ended March 29, 2008:
Allowance for doubtful accounts	$3,655	$—	$21	$3,634
Allowance for customer returns	$82	$(3)	$79	$—

For the year ended March 28, 2009:
Allowance for doubtful accounts	$3,634	$—	$5	$3,629
Allowance for customer returns	$—	$—	$—	$—

(a)	Represents amounts written off against the allowances or customer returns.

(b)	In fiscal 2007, the amount represents recovery of bad debts that were previously charged against the allowance for doubtful accounts which had no impact on operations.

SUPPLEMENTARY FINANCIAL DATA
Quarterly Data (Unaudited)

(In thousands, except per share amounts)	First		Second		Third		Fourth
Year ended March 28, 2009 (1)	Quarter		Quarter		Quarter		Quarter
Net revenues	$488,246		$483,537		$458,387		$395,014
Gross margin	311,740		306,130		293,056		245,107
Income before income taxes	108,125	(2)	104,125	(3)	189,139	(4)	96,795	(5)
Net income	83,929		81,825		139,374		70,512
Net income per common share: (6)
Basic	$0.30		$0.30		$0.51		$0.26
Diluted	$0.30		$0.29		$0.51		$0.26
Shares used in per share calculations:
Basic	278,165		276,169		273,997		274,689
Diluted	280,881		277,714		274,223		274,881
Cash dividends declared per common	$0.14		$0.14		$0.14		$0.14
share

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes restructuring charges of $19,536, an impairment loss on investments of $4,621 and a charge of $3,086 related to an impairment of a leased facility that the Company no longer intends to occupy.

(3)	Income before income taxes includes restructuring charges of $2,487 and an impairment loss on investments of $29,001.

(4)	Income before income taxes includes a gain on early extinguishment of convertible debentures of $89,672 and an impairment loss on investments of $19,540.

(5)	Income before income taxes includes a gain on early extinguishment of convertible debentures of $20,934 and an impairment loss on investments of $967.

(6)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)	First	Second		Third	Fourth
Year ended March 29, 2008 (1)	Quarter	Quarter		Quarter	Quarter
Net revenues	$445,912	$444,894		$474,806	$475,760
Gross margin	277,434	274,772		300,392	301,786
Income before income taxes	111,001	113,881	(2)	129,731	119,481	(3)
Net income	84,278	89,698		103,592	96,479
Net income per common share: (4)
Basic	$0.28	$0.30		$0.36	$0.34
Diluted	$0.28	$0.30		$0.35	$0.34
Shares used in per share calculations:
Basic	297,720	298,008		289,703	284,523
Diluted	303,198	302,226		293,036	286,321
Cash dividends declared per common	$0.12	$0.12		$0.12	$0.12
share

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2008 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes a charge of $1,614 related to an impairment of a leased facility that the Company no longer intends to occupy.

(3)	Income before income taxes includes a loss on the sale of the Company’s remaining UMC investment of $4,732 and an impairment loss on investments of $2,850.

(4)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.’s management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the criteria established in the Report ‘Internal Control — Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 28, 2009.

The effectiveness of the Company’s internal control over financial reporting as of March 28, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.

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

The information required by this item concerning the Company's directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal One-Election of Directors,” “Board of Directors – Principles of Corporate Governance,” and “Director Independence, Board Meetings and Committees” in our Proxy Statement.

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our codes of conduct and ethics and significant corporate governance principles are available on the investor relations page of our website at www.investor.xilinx.com. Our code of conduct applies to our directors and employees, including our CEO, CFO and principal accounting personnel. In addition, our Board of Directors has adopted a code of ethics that pertains specifically to the Board of Directors. Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Xilinx, Inc., 2100 Logic Drive, San Jose CA 95124.

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

Equity Compensation Plan Information

The table below sets forth certain information as of March 28, 2009 about the Company’s Common Stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans (shares in thousands):

	A	B	C
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	36,533	$33.53	— (1)
2007 Equity Plan	7,427 (2)	$24.12 (3)	11,052 (4)
Employee Stock Purchase Plan	N/A	N/A	7,636
Total-Approved Plans	43,960	$32.51	18,688
Equity Compensation Plans NOT Approved by Security Holders (5)
Supplemental Stock Option Plan (6)	14	$33.81	—
Total-All Plans	43,974	$32.51	18,688

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 3.0 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)	On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007 and August 14, 2008, our stockholders authorized the reserve of an additional 5.0 million shares and 4.0 million shares, respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

(5)	In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company. Of this amount, a total of 17 thousand option shares, with an average weighted exercise price of $18.71, remained outstanding as of March 28, 2009. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips' stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

(6)	Under the Supplemental Stock Option Plan, options were granted to employees and consultants of the Company, however neither officers nor members of our Board of Directors were eligible for grants under the Supplemental Stock Option Plan. Only non-qualified stock options were granted under the Supplemental Stock Option Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment) and such options generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option granted under the Supplemental Stock Option Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning related party transactions pursuant to Item 404 of Regulation S-K is incorporated herein by reference to the section entitled “Related Transactions” in our Proxy Statement.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits

EXHIBIT LIST

			Incorporated by Reference
Exhibit							Filed
No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	05/30/07

3.2		Bylaws of the Company, as amended and restated as of May 3, 2006	10-K	000-18548	3.2	05/31/06

4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	05/30/07

10.1	*	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	06/07/90

10.2	*	1990 Employee Qualified Stock Purchase Plan	S-8	333-127318	4.1	08/09/05

10.3	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	08/09/05

10.4	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	04/27/90

10.5	†	Advance Payment Agreement entered into on May 17, 1996 between Seiko Epson Corporation and the Company	10-K	000-18548	10.16	06/27/96

10.6	†	Amended and Restated Advance Payment Agreement with Seiko dated December 12, 1997	10-Q	000-18548	10.5	02/05/98

10.7	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	06/17/02

10.8		Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/04/05

10.9	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	08/12/05

10.10	*	Letter Agreement dated October 20, 2006 between the Company and Iain Morris	8-K	000-18548	99.2	11/02/06

10.11	*	2007 Equity Incentive Plan	10-K	000-18548	10.23	05/30/07

10.12	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	05/30/07

10.13	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	05/30/07

10.14	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	07/05/07

10.15	*	Amended and Restated Executive Succession Agreement dated November 7, 2007 between the Company and Willem P. Roelandts	10-Q	000-18548	10.27	11/08/07

10.16	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	01/07/08

10.17	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	02/20/08

10.18	*	Summary of Fiscal 2009 Executive Incentive Plan	8-K	000-18548	N/A	05/06/08

21.1		Subsidiaries of the Company					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (included in the signature page)					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein

†	Confidential treatment requested as to certain portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of June 2009.

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

Signature	Title	Date

/S/ MOSHE N. GAVRIELOV	President and Chief Executive Officer (Principal	June 1, 2009
(Moshe N. Gavrielov)	Executive Officer) and Director

/S/ JON A. OLSON	Senior Vice President, Finance and Chief	June 1, 2009
(Jon A. Olson)	Financial Officer (Principal Accounting and
Financial Officer)

/S/ PHILIP T. GIANOS	Chairman of the Board of Directors	June 1, 2009
(Philip T. Gianos)

/S/ JOHN L. DOYLE	Director	June 1, 2009
(John L. Doyle)

/S/ JERALD G. FISHMAN	Director	June 1, 2009
(Jerald G. Fishman)

/S/ WILLIAM G. HOWARD, JR.	Director	June 1, 2009
(William G. Howard, Jr.)

/S/ J. MICHAEL PATTERSON	Director	June 1, 2009
(J. Michael Patterson)

/S/ WILLEM P. ROELANDTS	Director	June 1, 2009
(Willem P. Roelandts)

/S/ MARSHALL C. TURNER	Director	June 1, 2009
(Marshall C. Turner)

/S/ ELIZABETH W. VANDERSLICE	Director	June 1, 2009
(Elizabeth W. Vanderslice)