Form 10-K/A
period 2009-03-28
XILINX INC
filed 2009-06-03
CIK 743988

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Xilinx, Inc. (the Company) for the fiscal year ended March 28, 2009, which was originally filed with the Securities and Exchange Commission on June 1, 2009 (the Original Form 10-K), is being filed to reflect the final version of the Form 10-K approved by the Company. Specifically, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the sub-heading “Impairment Loss on Investments,” three lines of text were inadvertently omitted from the top of page 32 of the Original Form 10-K. We have also included new officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the corrected information in context.

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

During fiscal 2009, we recorded total impairment losses related to senior class asset-backed securities of $38.0 million, which represented the original purchase price of these securities, excluding accrued interest. The senior class asset-backed securities were partially written off in the second quarter of fiscal 2009 due to default by the issuer in October 2008. At the time of the initial write-off of $19.8 million in the second quarter of fiscal 2009, we understood, based on the issuer’s prospectus disclosures that investors would be repaid proportionally and without preference. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Our investments in these senior class asset-backed securities mature in September 2009 and September 2010. Based on these new developments, we concluded that we are not likely to recover the remaining balance of our investment. This decline in fair value was deemed to be other than temporary and, therefore, we recognized a total impairment loss on this investment. Accordingly, during the third quarter of fiscal 2009, we recognized an impairment loss of $18.2 million, which represented the carrying balance of the senior class asset-backed securities.

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

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$898,134	$892,192
Due after one year through five years	114,925	104,523
Due after five years through ten years	59,168	61,086
Due after ten years	192,864	182,178
	$1,265,091	$1,239,979

Certain information related to available-for-sale securities is as follows:

(In thousands)	2009	2008	2007
Gross realized gains on sale of available-for-sale securities	$4,544	$1,437	$7,041
Gross realized losses on sale of available-for-sale securities	(1,838)	(6,576)	(6,227)
Net realized gains (losses) on sale of available-for-sale securities	$2,706	$(5,139)	$814
Amortization of premiums on available-for-sale securities	$(7,197)	$(8,229)	$(8,229)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 3rd day of June 2009.

XILINX, INC.

By: /s/ Moshe N. Gavrielov

Moshe N. Gavrielov,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MOSHE N. GAVRIELOV	President and Chief Executive Officer (Principal	June 3, 2009
(Moshe N. Gavrielov)	Executive Officer) and Director

/S/ JON A. OLSON	Senior Vice President, Finance and Chief	June 3, 2009
(Jon A. Olson)	Financial Officer (Principal Accounting and
Financial Officer)

*	Chairman of the Board of Directors	June 3, 2009
(Philip T. Gianos)

*	Director	June 3, 2009
(John L. Doyle)

*	Director	June 3, 2009
(Jerald G. Fishman)

*	Director	June 3, 2009
(William G. Howard, Jr.)

*	Director	June 3, 2009
(J. Michael Patterson)

*	Director	June 3, 2009
(Willem P. Roelandts)

*	Director	June 3, 2009
(Marshall C. Turner)

*	Director	June 3, 2009
(Elizabeth W. Vanderslice)

* By: /S/ JON A. OLSON
(Jon A. Olson)
(Attorney-in-fact)