Form 10-Q
period 2009-06-27
XILINX INC
filed 2009-08-04
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________ .

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 22, 2009
Common Stock, $.01 par value	276,013,965

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 27,	June 28,
(In thousands, except per share amounts)	2009	2008*
Net revenues	$376,235	$488,246
Cost of revenues	143,822	176,506
Gross margin	232,413	311,740

Operating expenses:
Research and development	83,233	90,734
Selling, general and administrative	73,556	93,004
Amortization of acquisition-related intangibles	2,493	1,425
Restructuring charges	15,771	19,536
Total operating expenses	175,053	204,699

Operating income	57,360	107,041
Impairment loss on investments	—	(4,621)
Interest and other income (expense), net	(10,910)	4,478

Income before income taxes	46,450	106,898

Provision for income taxes	8,444	23,720

Net income	$38,006	$83,178

Net income per common share:
Basic	$0.14	$0.30
Diluted	$0.14	$0.30

Cash dividends declared per common share	$0.14	$0.14

Shares used in per share calculations:
Basic	275,523	278,165
Diluted	276,258	280,881

* As adjusted for the adoption of FSP APB 14-1 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	March 28,
(In thousands, except par value amounts)	2009	2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$836,381	$1,065,987
Short-term investments	588,166	258,946
Accounts receivable, net	195,929	216,390
Inventories	101,166	119,832
Deferred tax assets	60,510	63,709
Prepaid expenses and other current assets	51,038	27,604
Total current assets	1,833,190	1,752,468

Property, plant and equipment, at cost	742,994	776,808
Accumulated depreciation and amortization	(363,382)	(388,901)
Net property, plant and equipment	379,612	387,907
Long-term investments	350,053	347,787
Goodwill	117,955	117,955
Acquisition-related intangibles, net	—	2,493
Other assets	164,370	203,291
Total Assets	$2,845,180	$2,811,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,449	$48,201
Accrued payroll and related liabilities	90,532	89,918
Income taxes payable	—	10,171
Deferred income on shipments to distributors	49,732	62,364
Other accrued liabilities	36,601	22,412
Total current liabilities	245,314	233,066

Convertible debentures	352,333	352,110

Deferred tax liabilities	196,955	196,189

Long-term income taxes payable	137,442	80,699

Other long-term liabilities	1,058	1,077

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,755	2,755
Additional paid-in capital	1,033,933	1,085,745
Retained earnings	878,549	879,118
Accumulated other comprehensive loss	(3,159)	(18,858)
Total stockholders’ equity	1,912,078	1,948,760
Total Liabilities and Stockholders’ Equity	$2,845,180	$2,811,901

* Derived from audited financial statements and adjusted for the adoption of FSP APB 14-1 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 27,	June 28,
(In thousands)	2009	2008*
Cash flows from operating activities:
Net income	$38,006	$83,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,009	15,420
Amortization	5,307	4,175
Stock-based compensation	13,729	14,423
Net (gain) loss on sale of available-for-sale securities	66	(405)
Amortization of debt discount on convertible debentures	947	1,278
Convertible debt derivatives – revaluation and amortization	(723)	(299)
Impairment loss on investments	—	4,621
Tax benefit from exercise of stock options	216	2,313
(Excess) reduction of tax benefit from stock-based compensation	16,492	(2,864)
Changes in assets and liabilities:
Accounts receivable, net	20,460	43,668
Inventories	18,744	(10,213)
Deferred income taxes	9,863	25,197
Prepaid expenses and other current assets	(22,201)	(14,888)
Other assets	33,910	(7,555)
Accounts payable	20,247	4,465
Accrued liabilities (including restructuring activities)	17,419	36,709
Income taxes payable	(25,891)	(28,838)
Deferred income on shipments to distributors	(12,633)	(11,888)
Net cash provided by operating activities	146,967	158,497

Cash flows from investing activities:
Purchases of available-for-sale securities	(436,610)	(270,827)
Proceeds from sale and maturity of available-for-sale securities	120,097	182,081
Purchases of property, plant and equipment	(4,714)	(9,873)
Other investing activities	(716)	—
Net cash used in investing activities	(321,943)	(98,619)

Cash flows from financing activities:
Repurchases of common stock	—	(150,000)
Proceeds from issuance of common stock through various stock plans	436	28,667
Payment of dividends to stockholders	(38,574)	(38,928)
Excess (reduction of) tax benefit from stock-based compensation	(16,492)	2,864
Net cash used in financing activities	(54,630)	(157,397)

Net decrease in cash and cash equivalents	(229,606)	(97,519)

Cash and cash equivalents at beginning of period	1,065,987	866,995

Cash and cash equivalents at end of period	$836,381	$769,476

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$16,991	$45,032

* As adjusted for the adoption of FSP APB 14-1 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K/A for the fiscal year ended March 28, 2009. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2010 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2010 is a 53-week year ending on April 3, 2010. The third quarter of fiscal 2010 will be a 14-week quarter ending on January 2, 2010. Fiscal 2009, which ended on March 28, 2009, was a 52-week fiscal year. The quarters ended June 27, 2009 and June 28, 2008 each included 13 weeks.

     Adoption of New Accounting Standard for Convertible Debentures

Effective March 29, 2009, the Company retrospectively adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The adoption of FSP APB 14-1 affected the Company’s 3.125% convertible debentures due March 15, 2037 (debentures). FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact. Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s debentures were issued at a coupon rate of 3.125%, which was below that of a similar instrument that does not have a conversion feature (7.20%). Therefore, the valuation of the debt component resulted in a discounted carrying value of the debentures compared to the principal. This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is also the stated life of the debt. The condensed consolidated financial statements have been retrospectively adjusted for all periods presented in accordance with FSP APB 14-1. See “Note 9. Convertible Debentures and Revolving Credit Facility” for further information relating to the adoption of FSP APB 14-1.

The effect of the retrospective adoption of FSP APB 14-1 on individual line items on the Company’s condensed consolidated balance sheet was as follows:

	March 28, 2009
(In thousands)	As
	Previously			As
	Reported	Adjustments		Adjusted
Other assets	$216,905	$(13,614	) (1)	$203,291
Convertible debentures	690,125	(338,015	) (2)	352,110
Deferred tax liabilities	82,648	113,541		196,189
Additional paid-in capital	856,232	229,513	(2)	1,085,745
Retained earnings	897,771	(18,653)		879,118

(1) Other assets as of March 28, 2009 decreased by $13.6 million due to a decrease to long-term deferred tax assets and a retroactive adjustment of debt issuance costs upon the adoption of FSP APB 14-1. Long-term deferred tax assets as of March 28, 2009 decreased by $7.0 million and the Company reclassified $6.6 million of debt issuance costs from other assets to additional paid-in capital. The reclassification resulted in a cumulative decrease in amortization of debt issuance costs of $488 thousand as of March 28, 2009.

(2) The amounts represent the net effect of the adoption of FSP APB 14-1 and the repurchase of a portion of the debentures.

The effect of the retrospective adoption of FSP APB 14-1 on individual line items on the Company’s condensed consolidated statement of income for the first quarter of fiscal 2009 was as follows:

	Three Months Ended
	June 28, 2008
(In thousands, except per share amounts)	As
	Previously			As
	Reported	Adjustments		Adjusted
Interest and other income (expense), net	$5,705	$(1,227	) (3)	$4,478
Provision for income taxes	24,196	(476)		23,720
Net income	83,929	(751)		83,178
Net income per common share - basic	$0.30	$—		$0.30
Net income per common share - diluted	$0.30	$—		$0.30

(3) Interest and other income (expense), net decreased during the three months ended June 28, 2008 due to additional interest expense recorded retroactively, partially offset by a reduction of amortization of debt issuance costs.

Net income of $83.2 million for the first quarter of fiscal 2009, as retrospectively adjusted for the adoption of FSP APB 14-1 in this Form 10-Q, is different than the amount previously reported in the Company’s press release dated July 15, 2009. The difference was due to a subsequent change in the allocation of the tax effect associated with the adoption of FSP APB 14-1.

       Subsequent Events

Events that have occurred subsequent to June 27, 2009 have been evaluated through August 4, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event related to the declaration of a cash dividend for the second quarter of fiscal 2010. See “Note 21. Subsequent Event” for additional information.

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)) which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company adopted SFAS 141(R) on March 29, 2009, which changed the Company’s accounting treatment for business combinations on a prospective basis. The Company did not complete any business combinations in the first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interests, as a component of equity upon adoption. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. Since Xilinx does not have any minority interests, the adoption of SFAS 160 on March 29, 2009 did not have any effect on the Company’s financial condition or results of operations.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 deferred the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157) from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, in the first quarter of fiscal 2010, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis did not have a significant impact on the Company’s consolidated financial condition or results of operations. See “Note 3. Fair Value Measurements” for additional information.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amended SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The Company’s adoption of FSP FAS 157-4 on March 29, 2009 did not have a significant impact on its consolidated financial condition or results of operations; however, adoption has enhanced disclosures for the Company’s investments in debt securities.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 115-2 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its carrying value. The Company’s adoption of FSP FAS 115-2 on March 29, 2009 did not have a significant impact on its consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. FSP FAS 107-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 on March 29, 2009 resulted in increased disclosures in the Company’s interim financial statements. Since FSP FAS 107-1 addresses disclosure requirements, its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Effective in the first quarter of fiscal 2010, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See “Subsequent Events” included in “Note 1. Basis of Presentation” for the related disclosure. The adoption of SFAS 165 did not impact the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Note 3. Fair Value Measurements

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

The Company determines the fair value for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. The Company primarily uses a consensus price or weighted average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price. For certain other securities, such as student loan auction rate securities, the Company performs its own valuation analysis using a discounted cash flow pricing model.

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2010 and the Company did not adjust or override any fair value measurements as of June 27, 2009.

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

       Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 and March 28, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	June 27,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Money market funds	$418,307	$—	$—	$418,307
Bank certificates of deposit	—	19,988	—	19,988
Commercial paper	—	217,226	—	217,226
Corporate bonds	—	10,554	—	10,554
Auction rate securities	—	—	59,679	59,679
Municipal bonds	—	14,052	—	14,052
U.S. government and agency securities	—	6,928	—	6,928
Foreign government and agency securities	—	422,792	—	422,792
Floating rate notes	—	244,800	—	244,800
Asset-backed securities	—	5,830	37,846	43,676
Mortgage-backed securities	—	180,253	—	180,253
Foreign currency forward contracts (net)	—	3,386	—	3,386
Total assets measured at fair value	$418,307	$1,125,809	$97,525	$1,641,641

Liabilities:
Convertible debentures – embedded derivative	$—	$—	$1,372	$1,372
Total liabilities measured at fair value	$—	$—	$1,372	$1,372

Net assets measured at fair value	$418,307	$1,125,809	$96,153	$1,640,269

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Total Fair
	Identical	Observable	Unobservable	Value as of
	Instruments	Inputs	Inputs	March 28,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Money market funds	$343,750	$—	$—	$343,750
Bank certificates of deposit	—	20,001	—	20,001
Commercial paper	—	229,869	—	229,869
Corporate bonds	—	11,485	—	11,485
Auction rate securities	—	—	58,354	58,354
Municipal bonds	—	14,520	—	14,520
U.S. government and agency securities	2,972	6,952	—	9,924
Foreign government and agency securities	—	453,664	—	453,664
Floating rate notes	—	230,575	—	230,575
Asset-backed securities	—	5,894	36,492	42,386
Mortgage-backed securities	—	169,201	—	169,201
Total assets measured at fair value	$346,722	$1,142,161	$94,846	$1,583,729

Liabilities:
Foreign currency forward contracts (net)	$—	$1,082	$—	$1,082
Convertible debentures – embedded derivative	—	—	2,110	2,110
Total liabilities measured at fair value	$—	$1,082	$2,110	$3,192

Net assets measured at fair value	$346,722	$1,141,079	$92,736	$1,580,537

       Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	June 27,	June 28,
	2009	2008
Balance as of beginning of period	$92,736	$145,388
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	738	320
Included in other comprehensive income (loss)	3,429	(2,676)
Net settlements (1)	(750)	(950)
Balance as of end of period	$96,153	$142,082

(1) During the first quarter of fiscal 2010 and 2009, $750 thousand and $950 thousand, respectively, of student loan auction rate securities were redeemed for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

Interest and other income (expense), net	$738	$320

As of June 27, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $59.7 million of student loan auction rate securities and $37.8 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis. During the first quarter of fiscal 2010, the discount rate decreased by approximately 75 basis points (0.75 percentage points). The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its condensed consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.2 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.

The Company’s $37.8 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. The Company corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, these senior class asset-backed securities prior to final maturity in November 2009. The senior class asset-backed securities were downgraded by at least one credit rating agency during the third and fourth quarters of fiscal 2009. As of June 27, 2009, $19.5 million of senior class asset-backed securities were rated A. During the first quarter of fiscal 2010, Standard & Poor’s withdrew its BBB rating on the remaining $18.3 million of senior class asset-backed securities. Fitch Ratings Limited is the only rating agency that currently rates the $18.3 million of senior class asset-backed securities and they currently have it rated AAA.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures to an initial purchaser in a private offering. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of June 27, 2009 was $689.6 million. The fair value of the debentures as of June 27, 2009 was approximately $508.6 million, based on the last trading price of the debentures. The debentures included embedded features that qualify as an embedded derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The embedded derivative was separately accounted for as a discount on the debentures and its fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 27, 2009, the Company had non-marketable equity securities in private companies of $18.0 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized an impairment loss on non-marketable equity investments of $2.3 million during the first quarter of fiscal 2009. The entire amount of each of the impaired non-marketable equity investments was written off. No impairment loss on non-marketable equity investments was recognized during the first quarter of fiscal 2010.

Note 4. Financial Instruments

The following is a summary of available-for-sale securities:

	June 27, 2009				March 28, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$418,307	$—	$—	$418,307	$343,750	$—	$—	$343,750
Bank certificates of deposit	19,988	—	—	19,988	20,001	—	—	20,001
Commercial paper	217,226	—	—	217,226	229,869	—	—	229,869
Corporate bonds	10,485	250	(181)	10,554	11,579	207	(301)	11,485
Auction rate securities	69,700	—	(10,021)	59,679	70,450	—	(12,096)	58,354
Municipal bonds	14,198	76	(222)	14,052	14,868	74	(422)	14,520
U.S. government and
agency securities	6,812	116	—	6,928	9,789	137	(2)	9,924
Foreign government and
agency securities	422,664	128	—	422,792	453,505	159	—	453,664
Floating rate notes	248,248	785	(4,233)	244,800	244,222	303	(13,950)	230,575
Asset-backed securities	46,079	89	(2,492)	43,676	46,275	13	(3,902)	42,386
Mortgage-backed securities	174,616	6,031	(394)	180,253	164,533	5,004	(336)	169,201
	$1,648,323	$7,475	$(17,543)	$1,638,255	$1,608,841	$5,897	$(31,009)	$1,583,729

Included in:
Cash and cash equivalents				$700,036				$976,996
Short-term investments				588,166				258,946
Long-term investments				350,053				347,787
				$1,638,255				$1,583,729

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 27, 2009 and March 28, 2009:

	June 27, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$540	$(16)	$558	$(165)	$1,098	$(181)
Auction rate securities	59,679	(10,021)	—	—	59,679	(10,021)
Municipal bonds	1,704	(78)	2,731	(144)	4,435	(222)
Floating rate notes	47,459	(2,045)	138,401	(2,188)	185,860	(4,233)
Asset-backed securities	4,305	(170)	38,796	(2,322)	43,101	(2,492)
Mortgage-backed securities	28,394	(359)	350	(35)	28,744	(394)
	$142,081	$(12,689)	$180,836	$(4,854)	$322,917	$(17,543)

	March 28, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,729	$(49)	$471	$(252)	$2,200	$(301)
Auction rate securities	58,354	(12,096)	—	—	58,354	(12,096)
Municipal bonds	4,103	(274)	2,302	(148)	6,405	(422)
U.S. government and agency securities	717	(2)	—	—	717	(2)
Floating rate notes	95,746	(5,762)	116,586	(8,188)	212,332	(13,950)
Asset-backed securities	5,267	(393)	36,492	(3,509)	41,759	(3,902)
Mortgage-backed securities	23,421	(294)	306	(42)	23,727	(336)
	$189,337	$(18,870)	$156,157	$(12,139)	$345,494	$(31,009)

The gross unrealized losses on these investments were primarily due to adverse conditions in the global credit markets in fiscal 2010 and 2009. For available-for-sale debt securities with unrealized losses, the Company performs additional analysis in order to evaluate whether or not the losses are associated with the underlying creditworthiness of the security. When assessing whether the decline in fair value is other than temporary, the Company considers the fair market value of the security, the duration of the security’s decline, the financial condition of the issuer as well as any other relevant information. Management also assesses whether it intends to sell the security or whether it would more likely than not be required to sell the security before expected recovery. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 27, 2009 and March 28, 2009 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of June 27, 2009 and March 28, 2009. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes, asset-backed securities and mortgage-backed securities) as of June 27, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$872,083	$869,895
Due after one year through five years	100,161	97,777
Due after five years through ten years	62,046	63,836
Due after ten years	195,726	188,440
	$1,230,016	$1,219,948

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 27,	June 28,
	2009	2008
Proceeds from sale of available-for-sale securities	$13,608	$52,053

Gross realized gains on sale of available-for-sale securities	$217	$642
Gross realized losses on sale of available-for-sale securities	(283)	(237)
Net realized gains (losses) on sale of available-for-sale securities	$(66)	$405
Amortization of premiums on available-for-sale securities	$(1,371)	$(2,057)

The cost of securities matured or sold is based on the specific identification method.

Note 5. Derivative Financial Instruments

As of June 27, 2009 and March 28, 2009, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

(In thousands and U.S. dollars)	June 27,	March 28,
	2009	2009
Euro	$47,911	$51,072
Singapore dollar	24,005	30,123
Japanese Yen	11,042	12,563
British Pound	5,736	6,408
	$88,694	$100,166

Effective beginning in the first quarter of fiscal 2009, as part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company expanded its hedging program from a one-quarter forward outlook to a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The contracts expire at various dates between July 2009 and July 2010. The net unrealized gain or loss was an unrealized gain of $3.4 million as of June 27, 2009 and an unrealized loss of $1.1 million as of March 28, 2009.

As of June 27, 2009 and March 28, 2009, all the forward foreign currency exchange contracts are designated and qualify as cash flow hedges and the effective portion of the gain or loss on the forward contract is reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings.

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

The 3.125% debentures include provisions that qualify as an embedded derivative. See “Note 9. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the debentures and its fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $2.0 million and $1.4 million as of June 28, 2008 and June 27, 2009, respectively. The change in the fair value of the embedded derivative of $320 thousand and $738 thousand during the first quarter of fiscal 2009 and 2010 was recorded as a credit to interest and other income (expense), net on the Company’s condensed consolidated statement of income.

The Company has the following derivative instruments as of June 27, 2009, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

(In thousands)	Asset Derivatives		Liability Derivatives
Derivatives Designated as
Hedging Instruments under	Balance Sheet		Balance Sheet
SFAS 133	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Prepaid expenses and		Other accrued
	other current assets	$4,090	liabilities	$704
Total derivatives designated
as hedging instruments
under SFAS 133		$4,090		$704

The following table summarizes the effect of derivative instruments on the consolidated statement of income for the three months ended June 27, 2009:

(In thousands)	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
Derivatives in SFAS	in OCI on	Statement of	from Accumulated		Amount of Gain
133 Cash Flow	Derivative	Income	OCI into Income	Statement of	(Loss) Recorded
Hedging Relationships	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)
		Interest and		Interest and other
Foreign exchange		other income		income
contracts	$3,586	(expense), net	$(737)	(expense), net	$44

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

     Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)). The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended
	June 27,	June 28,
(In thousands)	2009	2008
Stock-based compensation included in:
Cost of revenues	$1,115	$1,582
Research and development	5,996	6,354
Selling, general and administrative	5,673	6,228
Restructuring charges	945	259
	$13,729	$14,423

During the first quarter of fiscal 2010 and 2009, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $216 thousand and $3.8 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the first quarter of fiscal 2010 and 2009 were $6.09 and $7.44, respectively. The fair values of stock options granted in the first quarter of fiscal 2010 and 2009 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 27,	June 28,
	2009	2008
Expected life of options (years)	5.2	5.4
Expected stock price volatility	0.36 to 0.43	0.33 to 0.35
Risk-free interest rate	1.8% to 2.9%	2.7% to 3.5%
Dividend yield	2.6% to 3.0%	2.1% to 2.3%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year.

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2010 and 2009 were $18.40 and $24.93, respectively. The weighted-average fair values of RSUs granted in the first quarter of fiscal 2010 and 2009 were calculated based on estimates at the date of grant as follows:

Three Months Ended
	June 27,	June 28,
	2009	2008
Risk-free interest rate	1.3% to 2.0%	2.0% to 3.2%
Dividend yield	2.6% to 3.0%	2.1% to 2.3%

     Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93
March 28, 2009	41,021	$32.51
Granted	153	$19.92
Exercised	(21)	$18.79
Forfeited/cancelled/expired	(3,919)	$25.35
June 27, 2009	37,234	$33.21

Options exercisable at:
March 28, 2009	35,059	$33.95
June 27, 2009	32,348	$34.65

The 2007 Equity Incentive Plan (2007 Equity Plan), which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. As of June 27, 2009, 11.1 million shares remained available for grant under the 2007 Equity Plan. At its 2009 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the 2007 Equity Plan by 5.0 million shares.

The total pre-tax intrinsic value of options exercised during the three months ended June 27, 2009 and June 28, 2008 was $52 thousand and $10.7 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested	(509)	$24.46
Cancelled	(324)	$24.25
March 28, 2009	2,970	$22.99
Granted	28	$18.40
Vested	(31)	$12.55
Cancelled	(141)	$23.75
June 27, 2009	2,826	$22.89

     Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2010 or 2009. The next scheduled purchase under the Employee Stock Purchase Plan is in the second quarter of fiscal 2010. As of June 27, 2009, 7.6 million shares were available for future issuance out of 40.5 million shares authorized. At its 2009 annual stockholder meeting, the Company will seek stockholder approval of an increase in the number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares.

Note 7. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 735 thousand and 2.7 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2010 and 2009, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.

Outstanding stock options and RSUs to purchase approximately 40.7 million and 33.3 million shares, for the first quarter of fiscal 2010 and 2009, respectively, under the Company's stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see “Note 9. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.82 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.82 per share, using the treasury stock method. The conversion price of $30.82 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through the third quarter of fiscal 2009.

Note 8. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	June 27,	March 28,
(In thousands)	2009	2009
Raw materials	$11,545	$10,024
Work-in-process	61,447	79,426
Finished goods	28,174	30,382
	$101,166	$119,832

Note 9. Convertible Debentures and Revolving Credit Facility

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

The Company received net proceeds from issuance of the debentures of $980.0 million after deduction of issuance costs of $20.0 million. In the third and fourth quarters of fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its debentures, resulting in approximately $689.6 million of debt outstanding as of March 28, 2009. The debt issuance costs, as adjusted for the adoption of FSP APB 14-1, are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. The debentures pay cash interest of 3.125%. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

Effective March 29, 2009, the Company retrospectively adopted the provisions of FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. See “Adoption of New Accounting Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption of FSP APB 14-1.

The carrying values of the liability and equity components of the debentures, after the retrospective adoption of FSP APB 14-1. are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 27,	March 28,
	2009	2009
Liability component:
Principal amount of convertible debentures	$689,635	$689,635
Unamortized discount of liability component	(337,068)	(338,015)
Unamortized discount of embedded derivative from date of issuance	(1,606)	(1,620)
Carrying value of liability component	350,961	350,000
Carrying value of embedded derivative component	1,372	2,110
Convertible debentures – net carrying value	$352,333	$352,110

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of June 27, 2009, the remaining term of the debentures is 27.7 years. Interest expense related to the debentures was included in interest and other income (expense), net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended
(In thousands)	June 27,	June 28,
	2009	2008
Contractual coupon interest	$5,652	$7,812
Amortization of debt issuance costs	115	116
Amortization of embedded derivative	15	21
Amortization of debt discount	947	1,278
Total interest expense related to the debentures	$6,729	$9,227

On or after March 15, 2014, the Company may redeem all or part of the remaining debentures outstanding for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. Upon conversion, the Company would pay the holder the cash value of the applicable number of shares of Xilinx common stock, up to the principal amount of the debentures. If the conversion value exceeds $1 thousand, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1 thousand (conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of June 27, 2009, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS 133. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. The initial fair value of the debentures of $997.5 million will be accreted to par value over the term of the debt resulting in $2.5 million being amortized to interest expense over 30 years. Due to the repurchase of a portion of the debentures in fiscal 2009, the carrying value of the derivative ($1.6 million) will continue to be amortized to interest expense over the remaining term of the debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s condensed consolidated statements of income. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133. In addition, in accordance with Emerging Issues Task Force Issue No. 00-19 of the FASB, “Accounting for Derivative Financial Instruments indexed to and Potentially Settled in a Company’s own Stock,” the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 27, 2009, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 10. Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 25, 2008, the Board authorized the repurchase of up to $800.0 million of common stock. On November 6, 2008, the Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through June 27, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of June 27, 2009 or March 28, 2009.

During the first quarter of fiscal 2009, the Company entered into a stock repurchase agreement with an independent financial institution. Under this agreement, Xilinx provided this financial institution with an up-front payment of $150.0 million for the first quarter of fiscal 2009. This financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, the Company repurchased 5.9 million shares of common stock for $150.0 million during the first quarter of fiscal 2009. There was no such arrangement and no repurchase of common stock in the first quarter of fiscal 2010. As of June 27, 2009 and June 28, 2008, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

Note 11. Restructuring Charges

On April 15, 2009, Xilinx announced restructuring measures designed to drive structural operating efficiencies across the Company. Upon completion of the restructuring plan, Xilinx expects to reduce its global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated in the first quarter of fiscal 2010 and other positions will be eliminated over the remaining periods of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

The Company recorded total restructuring charges of $15.8 million in the first quarter of fiscal 2010 primarily related to severance pay expenses. The Company expects to continue implementing the restructuring measures resulting in additional restructuring charges totaling approximately $10.0 million over the remaining periods of fiscal 2010.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2010:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$682	$682
Restructuring charges	15,548	223	15,771
Cash payments	(5,256)	(271)	(5,527)
Non-cash settlements	(945)	—	(945)
Balance as of June 27, 2009	$9,347	$634	$9,981

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of June 27, 2009 primarily relates to severance pay and benefits that are expected to be paid during the second quarter of fiscal 2010.

In June 2008, Xilinx announced a functional reorganization pursuant to which Xilinx eliminated 249 positions, or approximately 7% of the Company’s global workforce at that time. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009. The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2009:

Employee
severance
(In thousands)	and benefits
Balance as of March 29, 2008	$—
Restructuring charges	19,536
Cash payments	(2,745)
Non-cash settlements	(259)
Balance as of June 28, 2008	$16,532

Note 12. Impairment Loss on Investments

The Company did not record any other-than-temporary impairment losses for the first quarter of fiscal 2010. The Company recognized impairment losses on investments of $4.6 million during the first quarter of fiscal 2009. This amount included $2.3 million related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. In addition, the fair value of the Company’s investment in a marketable equity security declined by $2.3 million as of June 28, 2008. Because of the continued decline in its market value, the Company believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on its investment in this marketable equity security during the first quarter of fiscal 2009.

Note 13. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
	June 27,	June 28,
(In thousands)	2009	2008*
Interest income	$5,311	$14,295
Reversal of interest income	(8,656)	—
Interest expense	(6,729)	(9,227)
Other income (expense), net	(836)	(590)
	$(10,910)	$4,478

     * As adjusted for the adoption of FSP APB 14-1 (see Note 1)

During the first quarter of fiscal 2010, the Company recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 16. Income Taxes” for additional information.

Note 14. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	June 27	June 28,
(In thousands)	2009	2008*
Net income	$38,006	$83,178
Net change in unrealized loss on available-for-sale securities, net of tax	9,240	(2,266)
Reclassification adjustment for (gains) losses on available-for-sale securities,
net of tax, included in net income	30	(259)
Net change in unrealized loss on non-marketable equity security, net of tax	(2,001)	—
Net change in unrealized gain (loss) on hedging transactions, net of tax	4,598	(559)
Net change in cumulative translation adjustment	3,832	288
Comprehensive income	$53,705	$80,382

     * As adjusted for the adoption of FSP APB 14-1 (see Note 1)

     The components of accumulated other comprehensive loss as of June 27, 2009 and March 28, 2009 are as follows:

	June 27,	March 28,
(In thousands)	2009	2009
Accumulated unrealized loss on available-for-sale securities, net of tax	$(6,204)	$(15,474)
Accumulated unrealized loss on non-marketable equity security, net of tax	(2,001)	—
Accumulated unrealized gain (loss) on hedging transactions, net of tax	3,586	(1,012)
Accumulated cumulative translation adjustment	1,460	(2,372)
Accumulated other comprehensive loss	$(3,159)	$(18,858)

Note 15. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of June 27, 2009 and March 28, 2009, Avnet accounted for 78% and 81% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 52% and 56% of the Company’s worldwide net revenues in the first quarter of fiscal 2010 and 2009, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing at least 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of June 27, 2009, less than 7% of the Company’s $1.64 billion investment portfolio consisted of asset-backed securities and approximately 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Approximately 4% of the investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.2 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first quarter of fiscal 2010 and 2009, $750 thousand and $950 thousand, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised less than 3% of the investment portfolio as of June 27, 2009, of which approximately 8% are AAA rated, approximately 49% are rated between AA and B and the remainder are unrated by Standard & Poor’s and Moody’s Investors Service. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 11% of the investment portfolio as of June 27, 2009. As a result of these recent adverse conditions in the global credit markets, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. See “Note 4. Financial Instruments” for a table of the Company’s available-for-sale securities.

Note 16. Income Taxes

The Company recorded a tax provision of $8.4 million for the first quarter of fiscal 2010 as compared to $23.7 million in the same prior year period, representing effective tax rates of 18% and 22%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of June 27, 2009 determined in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) increased by $83.8 million in the first quarter of fiscal 2010 to $199.5 million. Such increase relates to various matters including the adverse judicial ruling from the Appeals Court described below, uncertainty over estimates and judgments made in calculating the research credit, and uncertainty regarding the cost sharing of acquired technology. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $73.9 million as of June 27, 2009.

The Company’s policy under FIN 48 is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the consolidated balance sheet as of June 27, 2009 was $21.9 million. Interest and penalties included in the Company’s provision for income taxes totaled $17.9 million in the first quarter of fiscal 2010.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2003.

On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company has filed a timely protest and is awaiting discussions with the IRS Appeals Division.

On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Ninth Circuit Court of Appeals reversing an earlier Tax Court decision that was rendered on August 30, 2005. The Tax Court previously issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit, which held that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. Following its 2-1 adverse ruling, the Ninth Circuit Court of Appeals has granted the Company’s motion to file a request for rehearing, a rehearing en banc, or both by August 12, 2009.

The Company recorded adjustments for taxes, penalties and interest to be accrued under FIN 48 in the first quarter of fiscal 2010 as a result of the Appeals Court decision. In addition, the Company reversed interest income of $8.7 million in the first quarter of fiscal 2010 that it previously accrued through March 28, 2009 on the earlier prepayment it made to the IRS. See “Note 13. Interest and Other Income (Expense), Net.”

The Company believes it has provided adequate reserves for any tax deficiencies that could result from ongoing IRS reviews. Due to this and various other factors, the Company believes it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, in accordance with APB 23, are approximately $596.8 million as of June 27, 2009. The residual U.S. tax liability, if such amounts were remitted, would be approximately $187.1 million.

Note 17. Commitments

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

Years ending March 31,	(In thousands)
2010 (remaining nine months)	$6,605
2011	6,980
2012	2,318
2013	1,639
2014	1,169
Thereafter	2,206
$20,917

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.6 million as of June 27, 2009. Rent expense, net of rental income, under all operating leases was $1.3 million and $4.9 million for the three months ended June 27, 2009 and June 28, 2008, respectively. Rent expense for the first quarter of fiscal 2009 includes a $2.8 million charge related to a leased facility that the Company no longer intends to occupy. Rental income, which includes rents received from both owned and leased property, was not material for the first quarter of fiscal 2010 or 2009.

Other commitments as of June 27, 2009 totaled $86.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 27, 2009, the Company also had $16.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

Note 18. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. Activity related to the Company's product warranty liability for the first quarter of fiscal 2010 and 2009 was not significant.

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

Note 19. Contingencies

       Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and received an extension of time until August 12, 2009 to file a request for rehearing, rehearing en banc, or both. The Company recorded expense of $8.7 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. Further the Company recorded adjustments for penalties and interest to be accrued under FIN 48 in the first quarter of fiscal 2010 as a result of the Appeals Court decision.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company has filed a timely protest and is awaiting discussions with the IRS Appeals Division. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

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

Note 20. Goodwill and Acquisition-Related Intangibles

As of June 27, 2009 and March 28, 2009, goodwill and the gross and net amounts of acquisition-related intangibles for all acquisitions were as follows:

	June 27,	March 28,
(In thousands)	2009	2009	Amortization Life
Goodwill	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,752	22,738
Patents-net	—	14

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	58,958	56,479
Miscellaneous intangibles-net	—	2,479

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	81,710	79,217
Total acquisition-related intangibles-net	$—	$2,493

Amortization expense for all intangible assets for the first quarter of fiscal 2010 and 2009 was $2.5 million and $1.4 million, respectively. Intangible assets were amortized on a straight-line basis. During the first quarter of fiscal 2010, the Company decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, the Company wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset. As of June 27, 2009, all acquisition-related intangibles were fully amortized.

Note 21. Subsequent Event

On July 14, 2009, the Company’s Board of Directors declared a cash dividend of $0.14 per common share for the second quarter of fiscal 2010. The dividend is payable on August 26, 2009 to stockholders of record on August 5, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this Management’s Discussion and Analysis that are forward looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Risk Factors” and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this document for any reason.

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

       Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of June 27, 2009, the Company had marketable debt securities with a fair value of $1.22 billion and non-marketable equity securities in private companies of $18.0 million (adjusted cost).

Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 3. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. Beginning in the first quarter of fiscal 2010, we assess other-than-temporary impairment of debt securities in accordance with FSP No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We continue to assess other-than-temporary impairment of equity securities in accordance with FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We recorded an other-than-temporary impairment for a marketable equity security in the first quarter of fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in the first quarter of fiscal 2010.

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. Beginning in the first quarter of fiscal 2009, the assessment of fair value is based on the provisions of SFAS 157. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in the first quarter of fiscal 2009. We did not record any other-than-temporary impairment for non-marketable equity securities in the first quarter of fiscal 2010.

       Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first quarter of fiscal 2010, approximately 72% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of June 27, 2009, we had $72.6 million of deferred revenue and $22.9 million of deferred cost of goods sold recognized as a net $49.7 million of deferred income on shipments to distributors. As of March 28, 2009, we had $90.4 million of deferred revenue and $28.0 million of deferred cost of goods sold recognized as a net $62.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

       Impairment of Long-Lived Assets Including Acquisition-Related Intangibles

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.

When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Factors affecting impairment of assets held for sale include market conditions. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

Long-lived assets such as goodwill, other intangible assets and property, plant, and equipment, are considered nonfinancial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure provisions of SFAS 157 became effective for these assets beginning in the first quarter of fiscal 2010.

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

In June 2006, the FASB issued FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 16. Income Taxes” to our condensed consolidated financial statements included in Part 1. “Financial Information.”

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

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of fiscal 2010 and 2009 reduced stock-based compensation expense by $3.4 million and $2.9 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2010 compared to the first quarter of fiscal 2009

       The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 27,	June 28,
	2009	2008*
Net Revenues	100.0%	100.0%
Cost of revenues	38.2	36.2
Gross Margin	61.8	63.8

Operating Expenses:
Research and development	22.1	18.6
Selling, general and administrative	19.6	19.0
Amortization of acquisition-related intangibles	0.7	0.3
Restructuring charges	4.2	4.0
Total operating expenses	46.6	41.9

Operating Income	15.2	21.9
Impairment loss on investments	0.0	(0.9)
Interest and other income (expense), net	(2.9)	0.9

Income Before Income Taxes	12.3	21.9

Provision for income taxes	2.2	4.9

Net Income	10.1%	17.0%

* As adjusted for the adoption of FSP APB 14-1 (see Note 1)

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, audio, video and broadcast, and industrial, scientific and medical. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

  New Products include our most recent product offerings and include the Virtex®-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.
  Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.
  Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.
  Support Products include configuration products (PROMs - programmable read only memory), software, intellectual property (IP) cores, customer training, design services and support.

These product categories, excluding Support Products, are modified on a periodic basis to better reflect the age of the products and advances in technology. The most recent adjustment was made on March 29, 2009, which was the beginning of our first quarter of fiscal 2010. Amounts for the prior period presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the oldest customer systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.

Our net revenues of $376.2 million in the first quarter of fiscal 2010 represented a 23% decrease from the comparable prior year period of $488.2 million. The year-over-year decrease in net revenues was due to lower demand arising from the current worldwide economic downturn. Total unit sales declined in the first quarter of fiscal 2010 compared with the same quarter of the prior year, slightly offset by an increase in the average selling price per unit during the same time period. No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

       Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2010 and 2009 were as follows:

	Three Months Ended
	June 27,	% of	%	June 28,	% of
(In millions)	2009	Total	Change	2008	Total
New Products	$94.1	25	60%	$58.8	12
Mainstream Products	133.5	36	(30)%	191.0	39
Base Products	128.8	34	(39)%	210.9	43
Support Products	19.8	5	(28)%	27.5	6
Total net revenues	$376.2	100	(23)%	$488.2	100

Net revenues from New Products increased significantly from the comparable prior year period as a result of strong market acceptance of these products. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) products. In addition, we are seeing strong design win activity for our next generation product families which include our high-end, 40-nm Virtex-6 field programmable gate arrays (FPGAs) and our high-volume, 45-nm Spartan-6 FPGAs. We expect these new product families to contribute significantly to New Product revenues over time.

Net Revenues from Mainstream and Base Products declined from the comparable prior year period primarily due to lower demand associated with the current weak economic conditions.

Net revenues from Support Products decreased compared to the prior year period primarily due to a decline in sales from our PROM products attributable to the current weak economic conditions.

       Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2010 and 2009 were as follows:

	Three Months Ended
	June 27,	% Change	June 28,
(% of total net revenues)	2009	in Dollars	2008
Communications	49%	(10)	42%
Industrial and Other	31	(28)	33
Consumer and Automotive	14	(35)	16
Data Processing	6	(44)	9
Total net revenues	100%	(23)	100%

Net revenues from Communications decreased from the comparable prior year period due to a decline in sales from wired applications which more than offset the increase in sales from wireless applications.

Net revenues from Industrial and Other decreased due to broad-based weakness across all segments of this category, particularly industrial, scientific and medical as well as test and measurement applications.

Net revenues from Consumer and Automotive declined primarily due to decreased sales in audio, video and broadcast applications.

Net revenues from Data Processing declined primarily due to lower sales from computing applications.

       Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2010 and 2009 were as follows:

	Three Months Ended
	June 27,	% of	%	June 28,	% of
(In millions)	2009	Total	Change	2008	Total
North America	$129.6	35	(25)	$172.1	35
Asia Pacific	139.5	37	(10)	155.6	32
Europe	75.8	20	(32)	111.4	23
Japan	31.3	8	(36)	49.1	10
Total net revenues	$376.2	100	(23)	$488.2	100

Net revenues in all geographies declined from the comparable prior year period due to broad-based weakness across most end market segments.

The decrease in North America was driven primarily by a decline in sales from the Communications end market, mainly due to lower sales from wired communications applications.

Net revenues in Asia Pacific declined less than the other geographies as a result of strength in third generation wireless applications in China which partially offset the weakness in other end market segments.

The decrease in net revenues in Europe was driven primarily by a decline in sales in wired communications applications and industrial, scientific and medical applications.

Net revenues in Japan decreased primarily due to weaker sales in the Communications and Industrial and Other end markets.

Gross Margin

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008	Change	Change
Gross margin	$232.4	$311.7	$(79.3)	(25)%
Percentage of net revenues	61.8%	63.8%

The gross margin decrease of 2.0 percentage points in the first quarter of fiscal 2010 from the comparable prior year period was driven primarily by the product mix effect of New Product growth year-over-year and a decline in Mainstream and Base Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity. As a percentage of total net revenues, New Product sales increased by approximately 13% from fiscal 2009 to fiscal 2010.

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

Research and Development

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008	Change	Change
Research and development	$83.2	$90.7	$(7.5)	(8)%
Percentage of net revenues	22%	19%

R&D spending decreased $7.5 million, or 8%, for the first quarter of fiscal 2010 compared to the same period last year. The decrease was primarily attributable to headcount reduction as a result of a functional reorganization, reduced discretionary spending and reduced stock-based compensation expense, which was partially offset by increased mask and wafer spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008	Change	Change
Selling, general and administrative	$73.6	$93.0	$(19.4)	(21)%
Percentage of net revenues	20%	19%

SG&A expenses decreased $19.4 million, or 21%, for the first quarter of fiscal 2010 compared to the same period last year. The decrease was primarily due to headcount reduction as a result of a functional reorganization, reduced discretionary spending, lower sales commissions and lower stock-based compensation expense.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008	Change	Change
Amortization	$2.5	$1.4	$1.1	75%
Percentage of net revenues	1%	0%

Amortization expense was related to the intangible assets acquired from prior acquisitions. Normal amortization expense for these intangible assets decreased for the first quarter of fiscal 2010 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2009. In addition, during the first quarter of fiscal 2010, we decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, we wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset. As of June 27, 2009, all acquisition-related intangibles were fully amortized.

Stock-Based Compensation

	Three Months Ended
	June 27,	June 28,
(In millions)	2009	2008	Change
Stock-based compensation included in:
Cost of revenues	$1.1	$1.6	(30)%
Research and development	6.0	6.3	(6)%
Selling, general and administrative	5.7	6.2	(9)%
Restructuring charges	0.9	0.3	265%
	$13.7	$14.4	(5)%

The 5% decrease in stock-based compensation expense for the first quarter of fiscal 2010, as compared to the same period last year, was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the June 2008 and April 2009 restructurings.

Restructuring Charges

On April 15, 2009, we announced restructuring measures designed to drive structural operating efficiencies across the Company. Upon completion of the restructuring plan, we expect to reduce our global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated in the first quarter of fiscal 2010 and other positions will be eliminated over the remaining periods of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

We recorded total restructuring charges of $15.8 million in the first quarter of fiscal 2010 primarily related to severance pay expenses. We expect to continue implementing the restructuring measures resulting in additional restructuring charges totaling approximately $10.0 million over the remaining periods of fiscal 2010.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2010:

		Facility-
	Employee	related
(In millions)	severance	and other
	and benefits	costs	Total
Balance as of March 28, 2009	$—	$0.7	$0.7
Restructuring charges	15.6	0.2	15.8
Cash payments	(5.3)	(0.3)	(5.6)
Non-cash settlements	(0.9)	—	(0.9)
Balance as of June 27, 2009	$9.4	$0.6	$10.0

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of June 27, 2009 primarily relates to severance pay and benefits that are expected to be paid during the second quarter of fiscal 2010.

In June 2008, Xilinx announced a functional reorganization pursuant to which Xilinx eliminated 249 positions, or approximately 7% of the Company’s global workforce at that time. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009. The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first quarter of fiscal 2009:

Employee
severance
(In millions)	and benefits
Balance as of March 29, 2008	$-
Restructuring charges	19.5
Cash payments	(2.7)
Non-cash settlements	(0.3)
Balance as of June 28, 2008	$16.5

We estimate that severance and benefits expenses incurred in the April 2009 restructuring will result in gross annual cash savings relating to employee compensation of approximately $23.0 million before taxes. We began realizing savings associated with the restructuring, primarily within the SG&A and R&D expense categories, beginning in the first quarter of fiscal 2010, but we do not expect to fully realize the savings benefit until the fourth quarter of fiscal 2010. In addition, we estimate cumulative stock-based compensation expense savings of approximately $3.8 million through fiscal 2013 as a result of the April 2009 restructuring. The vast majority of the stock-based compensation expense savings are estimated to occur in fiscal 2010 and 2011. There can be no assurance that these expected future savings will be completely realized as they may be partially offset by increases in other expenses.

Impairment Loss on Investments

We did not record any other-than-temporary impairment losses for the first quarter of fiscal 2010. We recognized impairment losses on investments of $4.6 million during the first quarter of fiscal 2009. This amount included $2.3 million related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. In addition, the fair value of our investment in a marketable equity security declined by $2.3 million as of June 28, 2008. Because of the continued decline in its market value, we believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on our investment in this marketable equity security during the first quarter of fiscal 2009.

Interest and Other Income (Expense), Net

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008*	Change	Change
Interest and other income (expense), net	$(10.9)	$4.5	$(15.4)	NM
Percentage of net revenues	(3)%	1%

* As adjusted for the adoption of FSP APB 14-1 (see Note 1)
NM - % change not meaningful

The decrease in interest and other income (expense), net for the first quarter of fiscal 2010 over the comparable prior year period was primarily due to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield decreased by approximately 200 basis points (two percentage points) year-over-year. In addition, during the first quarter of fiscal 2010, the Company recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the IRS. See “Note 16. Income Taxes” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

Provision for Income Taxes

	Three Months Ended
	June 27,	June 28,	$	%
(In millions)	2009	2008*	Change	Change
Provision for income taxes	$8.4	$23.7	$(15.3)	(64)%
Percentage of net revenues	2%	5%
Effective tax rate	18%	22%

* As adjusted for the adoption of FSP APB 14-1 (see Note 1)

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the first quarter of fiscal 2010 as compared to the prior year period was primarily due to an increase in the portion of income earned in lower tax rate jurisdictions, partially offset by an increase in the net charge to income tax expense for various matters including the adverse judicial ruling from the Appeals Court described below, uncertainty over estimates and judgments made in calculating the research credit, and uncertainty regarding the cost sharing of acquired technology.

The IRS examined the Company’s tax returns for fiscal 1996 through 2001. All issues have been settled with the exception of issues related to Xilinx U.S.’s cost sharing arrangement with Xilinx Ireland. On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there were no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and has until August 12, 2009 to file a request for rehearing, rehearing en banc, or both. See “Note 16. Income Taxes” and “Note 19. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments at June 27, 2009 and March 28, 2009 totaled $1.77 billion and $1.67 billion, respectively. As of June 27, 2009, we had cash, cash equivalents and short-term investments of $1.42 billion and working capital of $1.59 billion. As of March 28, 2009, cash, cash equivalents and short-term investments were $1.32 billion and working capital was $1.52 billion.

Operating Activities - During the first quarter of fiscal 2010, our operations generated net positive cash flow of $147.0 million, which was $11.5 million lower than the $158.5 million generated during the first quarter of fiscal 2009. The positive cash flow from operations generated during the first quarter of fiscal 2010 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable, inventories and other assets and increases in accounts payable and accrued liabilities. These items were partially offset by an increase in prepaid expenses and a decrease in income taxes payable. Accounts receivable decreased by $20.5 million at June 27, 2009 from the levels at March 28, 2009, due to lower shipments during the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Consequently, days sales outstanding decreased to 47 days at June 27, 2009 from 50 days at March 28, 2009. Our inventory levels were $18.7 million lower at June 27, 2009 compared to March 28, 2009. Combined inventory days at Xilinx and distribution decreased to 78 days at June 27, 2009 from 90 days at March 28, 2009, due to lower inventory at Xilinx and in the distributor channel.

For the first quarter of fiscal 2009, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accrued liabilities. These items were partially offset by increases in inventories and prepaid expenses and a decrease in income taxes payable.

Net cash provided by operating activities of $147.0 million for the first quarter of fiscal 2010, as reported in this Form 10-Q, is different than the amount previously reported in our press release dated July 15, 2009. The difference was due to the reclassification of the reduction of tax benefit from stock-based compensation from operating activities to financing activities that was not reflected in the amount reported in the press release.

Investing Activities - Net cash used in investing activities of $321.9 million during the first quarter of fiscal 2010 included net purchases of available-for-sale securities of $316.5 million, $4.7 million for purchases of property, plant and equipment and $716 thousand for other investing activities. Net cash used in investing activities of $98.6 million during the first quarter of fiscal 2009 included net purchases of available-for-sale securities of $88.7 million and $9.9 million for purchases of property, plant and equipment.

Financing Activities - Net cash used in financing activities was $54.6 million in the first quarter of fiscal 2010 and consisted of $38.6 million for dividend payments to stockholders and $16.5 million for the reduction of tax benefit from stock-based compensation partially offset by $436 thousand of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2009 period, net cash used in financing activities was $157.4 million and consisted of $150.0 million for the repurchase of common stock and $38.9 million for dividend payments to stockholders. These items were partially offset by $28.7 million of proceeds from the issuance of common stock under employee stock plans and $2.8 million for excess tax benefits from stock-based compensation.

Stockholders’ equity decreased $36.7 million during the first quarter of fiscal 2010. The decrease was attributable to the payment of dividends to stockholders of $38.6 million, the reduction of tax benefit associated with stock option exercises and the Employee Stock Purchase Plan of $65.8 million and the change in unrealized loss on a non-marketable equity security, net of deferred tax benefits of $2.0 million. The decreases were partially offset by the $38.0 million in net income for the first quarter of fiscal 2010, stock-based compensation related amounts totaling $13.6 million, the change in unrealized losses on available-for-sale securities, net of deferred tax benefits of $9.3 million, the change in hedging transaction losses of $4.6 million, cumulative translation adjustment of $3.8 million and the issuance of common stock under employee stock plans of $403 thousand.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See “Note 17. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of June 27, 2009 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 27, 2009, we had $86.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 27, 2009, the Company also had $16.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of June 27, 2009 was $689.6 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See “Note 9. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of June 27, 2009, $137.4 million of FIN 48 liabilities and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our FIN 48 liabilities as of June 27, 2009, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements

As of June 27, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We did not repurchase any common stock or debentures during the first quarter of fiscal 2010. We used $150.0 million of cash to repurchase 5.9 million shares of our common stock during the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we paid $38.6 million in cash dividends to stockholders, representing $0.14 per common share. During the first quarter of fiscal 2009, we paid $38.9 million in cash dividends to stockholders, representing $0.14 per common share. On July 14, 2009, our Board of Directors declared a cash dividend of $0.14 per common share for the second quarter of fiscal 2010. The dividend is payable on August 26, 2009 to stockholders of record on August 5, 2009. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of June 27, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $59.7 million of student loan auction rate securities and $37.8 million of asset-backed securities within our available-for-sale investment portfolio. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 6% as of June 27, 2009. See “Note 3. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that our student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of our student loan auction rate securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of our student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis noted above. During the first quarter of fiscal 2010, the discount rate decreased by approximately 75 basis points (0.75 percentage points). The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.2 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.

Our $37.8 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. We determined the fair values for the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. We corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, these senior class asset-backed securities prior to final maturity in November 2009. The senior class asset-backed securities were downgraded by at least one credit rating agency during the third and fourth quarters of fiscal 2009. As of June 27, 2009, $19.5 million of senior class asset-backed securities were rated A. During the first quarter of fiscal 2010, Standard & Poor’s withdrew its BBB rating on the remaining $18.3 million of senior class asset-backed securities. Fitch Ratings Limited is the only rating agency that currently rates the $18.3 million of senior class asset-backed securities and they currently have it rated AAA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.22 billion as of June 27, 2009. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 27, 2009 would have affected the fair value of our investment portfolio by less than $6.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. See “Note 4. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 27, 2009 and March 28, 2009, we had the following outstanding forward currency exchange contracts:

	June 27,	March 28,
(In thousands and U.S. dollars)	2009	2009
Euro	$47,911	$51,072
Singapore dollar	24,005	30,123
Japanese Yen	11,042	12,563
British Pound	5,736	6,408
	$88,694	$100,166

Effective beginning in the first quarter of fiscal 2009, as part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we expanded our hedging program from a one-quarter forward outlook to a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The contracts expire at various dates between July 2009 and July 2010. The net unrealized gain or loss was an unrealized gain of $3.4 million as of June 27, 2009 and an unrealized loss of $1.1 million as of March 28, 2009.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 27, 2009 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $7.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 27, 2009 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and will file a request for rehearing, rehearing en banc, or both by August 12, 2009.

The Company recorded expense of $8.7 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. Further, the Company recorded adjustments for penalties and interest to be accrued under FIN 48 in the first quarter of fiscal 2010 as a result of the Appeals Court decision.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company has filed a timely protest and is awaiting discussions with the IRS Appeals Division. The Company believes it has provided adequate reserves for any tax deficiencies that could result from this IRS action.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 28, 2009 other than the inclusion of a risk factor regarding a recent government ruling on certain of our products.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010 due to reduced customer demand and it is unclear when economic conditions will improve. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

During the first quarter of fiscal 2010, nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), in Japan, by Toshiba Corporation (Toshiba) or Seiko Epson Corporation (Seiko) or in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, current economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010 we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced further significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of June 27, 2009, less than 7% of our $1.64 billion investment portfolio consisted of asset-backed securities and approximately 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Approximately 4% of our investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.2 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the first quarter of fiscal 2010 and 2009, $750 thousand and $950 thousand, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised less than 3% of our investment portfolio as of June 27, 2009, of which approximately 8% are AAA rated, approximately 49% are rated between AA and B and the remainder are unrated by Standard & Poor’s and Moody’s Investors Service. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented approximately 11% of the investment portfolio as of June 27, 2009. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions. See “Note 4. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a table of our available-for-sale securities.

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
  ability to utilize advanced manufacturing process technologies on circuit geometries of 45nm and smaller;
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
  inventory and supply chain management;
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

Resale of product through Avnet accounted for 52% of the Company’s worldwide net revenues in the first quarter of fiscal 2010 and as of June 27, 2009, Avnet accounted for 78% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

Our failure to comply with the requirements of the International Traffic and Arms Regulations could have a material adverse effect on our financial condition and results of operations.

Based on a recent jurisdictional ruling, certain Xilinx space-grade FPGAs and related technologies are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. The ITAR governs the export and reexport of these FPGAs, the transfer of related technical data, the provision of defense services, as well as offshore production, test and assembly. We will maintain an internal compliance program to meet ITAR requirements. An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, compliance program failures that could result in penalties or a loss of export privileges, as well as stringent ITAR licensing restrictions that may make Xilinx products less attractive to overseas customers, could have a materially adverse effect on our business, financial condition, and/or operating results.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and debentures, and significant issuances in the future may adversely impact the market price of our common shares.

As of June 27, 2009, we had 2.00 billion authorized common shares, of which 275.6 million shares were outstanding. In addition, 58.8 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 22.4 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the first quarter of fiscal 2010. The value of shares or outstanding debentures that may yet be purchased under our current common stock and debentures repurchase program is $525.7 million. See “Note 10. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase plans.

On February 25, 2008, we announced a repurchase program of up to $800.0 million of common stock. On November 6, 2008, our Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through June 27, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures.

ITEM 6. EXHIBITS

10.19 Amendment of Employment Agreement between the Company and Moshe N. Gavrielov*
10.20 Amendment of Employment Agreement between the Company and Jon A. Olson*
10.21 Summary of Fiscal 2010 Executive Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 4, 2009)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4 and 5 are not applicable and have been omitted.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 4, 2009	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)