Form 10-Q
period 2009-09-26
XILINX INC
filed 2009-11-03
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 21, 2009
Common Stock, $.01 par value	276,859,725

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands, except per share amounts)	2009	2008*	2009	2008*
Net revenues	$414,950	$483,537	$791,185	$971,783
Cost of revenues	158,177	177,407	301,999	353,913
Gross margin	256,773	306,130	489,186	617,870

Operating expenses:
Research and development	90,145	89,501	173,378	180,235
Selling, general and administrative	78,621	88,080	152,177	181,084
Amortization of acquisition-related intangibles	—	1,426	2,493	2,851
Restructuring charges	5,915	2,487	21,686	22,023
Total operating expenses	174,681	181,494	349,734	386,193

Operating income	82,092	124,636	139,452	231,677
Impairment loss on investments	—	(29,001)	—	(33,622)
Interest and other income (expense), net	(1,782)	7,240	(12,692)	11,718

Income before income taxes	80,310	102,875	126,760	209,773

Provision for income taxes	16,272	21,815	24,716	45,535

Net income	$64,038	$81,060	$102,044	$164,238

Net income per common share:
Basic	$0.23	$0.29	$0.37	$0.59
Diluted	$0.23	$0.29	$0.37	$0.59

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Shares used in per share calculations:
Basic	276,353	276,169	275,735	277,357
Diluted	276,988	277,714	276,271	279,258

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 26,	March 28,
(In thousands, except par value amounts)	2009	2009 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,028,120	$1,065,987
Short-term investments	489,490	258,946
Accounts receivable, net	226,673	216,390
Inventories	100,957	119,832
Deferred tax assets	73,935	63,709
Prepaid expenses and other current assets	25,257	27,604
Total current assets	1,944,432	1,752,468

Property, plant and equipment, at cost	732,976	776,808
Accumulated depreciation and amortization	(361,287)	(388,901)
Net property, plant and equipment	371,689	387,907
Long-term investments	352,375	347,787
Goodwill	117,955	117,955
Acquisition-related intangibles, net	—	2,493
Other assets	174,234	203,291
Total Assets	$2,960,685	$2,811,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,166	$48,201
Accrued payroll and related liabilities	94,461	89,918
Income taxes payable	919	10,171
Deferred income on shipments to distributors	75,755	62,364
Other accrued liabilities	29,155	22,412
Total current liabilities	292,456	233,066

Convertible debentures	353,471	352,110

Deferred tax liabilities	206,714	196,189

Long-term income taxes payable	140,428	80,699

Other long-term liabilities	1,478	1,077

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,768	2,755
Additional paid-in capital	1,054,811	1,085,745
Retained earnings	903,844	879,118
Accumulated other comprehensive income (loss)	4,715	(18,858)
Total stockholders’ equity	1,966,138	1,948,760
Total Liabilities and Stockholders’ Equity	$2,960,685	$2,811,901

* Derived from audited financial statements and adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Sept. 26,	Sept. 27,
(In thousands)	2009	2008 *
Cash flows from operating activities:
Net income	$102,044	$164,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,065	28,729
Amortization	8,567	8,351
Stock-based compensation	25,491	28,147
Net (gain) loss on sale of available-for-sale securities	97	(3,289)
Amortization of debt discount on convertible debentures	1,911	2,579
Convertible debt derivatives – revaluation and amortization	(550)	(288)
Impairment loss on investments	—	33,622
Tax benefit from exercise of stock options	3,727	1,291
(Excess) reduction of tax benefit from stock-based compensation	16,297	(4,559)
Changes in assets and liabilities:
Accounts receivable, net	(10,283)	15,069
Inventories	18,862	(11,697)
Deferred income taxes	(762)	48,255
Prepaid expenses and other current assets	(1,790)	(27,046)
Other assets	30,577	(12,461)
Accounts payable	43,965	23,485
Accrued liabilities (including restructuring activities)	10,799	66
Income taxes payable	(22,465)	(23,759)
Deferred income on shipments to distributors	13,391	(17,536)
Net cash provided by operating activities	264,943	253,197

Cash flows from investing activities:
Purchases of available-for-sale securities	(803,322)	(665,060)
Proceeds from sale and maturity of available-for-sale securities	589,872	539,655
Purchases of property, plant and equipment	(8,847)	(21,650)
Other investing activities	(2,816)	(493)
Net cash used in investing activities	(225,113)	(147,548)

Cash flows from financing activities:
Repurchases of common stock	—	(275,000)
Proceeds from issuance of common stock through various stock plans	15,918	76,828
Payment of dividends to stockholders	(77,318)	(77,625)
Excess (reduction of) tax benefit from stock-based compensation	(16,297)	4,559
Net cash used in financing activities	(77,697)	(271,238)

Net decrease in cash and cash equivalents	(37,867)	(165,589)

Cash and cash equivalents at beginning of period	1,065,987	866,995

Cash and cash equivalents at end of period	$1,028,120	$701,406

Supplemental disclosure of cash flow information:
Interest paid	$10,776	$15,625
Income taxes paid, net of refunds	$18,285	$56,452

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2010 is a 53-week year ending on April 3, 2010. The third quarter of fiscal 2010 will be a 14-week quarter ending on January 2, 2010. Fiscal 2009, which ended on March 28, 2009, was a 52-week fiscal year. The first and second quarters of fiscal 2010 and 2009 were all 13-week quarters.

     Adoption of New Accounting Standard for Convertible Debentures

Effective March 29, 2009, the Company retrospectively adopted the authoritative guidance for convertible debentures issued by the Financial Accounting Standards Board (FASB), which affected the Company’s 3.125% convertible debentures (debentures). The guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact. Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s debentures were issued at a coupon rate of 3.125%, which was below that of a similar instrument that does not have a conversion feature (7.20%). Therefore, the valuation of the debt component resulted in a discounted carrying value of the debentures compared to the principal. This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is also the stated life of the debt. The condensed consolidated financial statements have been retrospectively adjusted for all periods presented in accordance with the authoritative guidance for convertible debentures. See “Note 10. Convertible Debentures and Revolving Credit Facility” for further information.

The effect of the retrospective adoption on individual line items on the Company’s condensed consolidated balance sheet was as follows:

	March 28, 2009
(In thousands)	As
	Previously			As
	Reported	Adjustments (1)		Adjusted
Other assets	$216,905	$(13,614	) (2)	$203,291
Convertible debentures	690,125	(338,015)		352,110
Deferred tax liabilities	82,648	113,541		196,189
Additional paid-in capital	856,232	229,513		1,085,745
Retained earnings	897,771	(18,653)		879,118

(1) The amounts represent the net effect of the adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 and the repurchase of a portion of the debentures.

(2) Other assets as of March 28, 2009 decreased by $13.6 million due to a decrease to long-term deferred tax assets and a retroactive adjustment of debt issuance costs upon the adoption of the accounting standard for convertible debentures. Long-term deferred tax assets as of March 28, 2009 decreased by $7.0 million and the Company reclassified $6.6 million of debt issuance costs from other assets to additional paid-in capital. The reclassification resulted in a cumulative decrease in amortization of debt issuance costs of $488 thousand as of March 28, 2009.

The effect of the retrospective adoption on individual line items on the Company’s condensed consolidated statements of income for the periods indicated was as follows:

	Year Ended				Year Ended
	March 28, 2009				March 29, 2008
(In thousands, except per share amounts)	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Gain on early extinguishment of
convertible debentures	$110,606	$(35,572	) (1)	$75,034	$—	$—		$—
Interest and other income (expense), net	12,189	(4,587	) (2)	7,602	52,750	(4,604	) (2)	48,146
Provision for income taxes	122,544	(26,237)		96,307	100,047	127		100,174
Net income	375,640	(13,922)		361,718	374,047	(4,731)		369,316
Net income per common share - basic	$1.36	$(0.05)		$1.31	$1.27	$(0.02)		$1.25
Net income per common share - diluted	$1.36	$(0.05)		$1.31	$1.25	$(0.01)		$1.24

(1) Gain on early extinguishment of convertible debentures decreased during fiscal 2009 due to the allocation of $35.6 million of the original gain to additional paid-in capital.

(2) Interest and other income (expense), net decreased during fiscal 2009 and 2008 due to additional interest expense recorded retroactively, partially offset by a reduction of amortization of debt issuance costs.

	Three Months Ended				Six Months Ended
	Sept. 27, 2008				Sept. 27, 2008
(In thousands, except per share amounts)	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Interest and other income (expense), net	$8,490	$(1,250	) (3)	$7,240	$14,195	$(2,477	) (3)	$11,718
Provision for income taxes	22,300	(485)		21,815	46,496	(961)		45,535
Net income	81,825	(765)		81,060	165,754	(1,516)		164,238
Net income per common share - basic	$0.30	$(0.01)		$0.29	$0.60	$(0.01)		$0.59
Net income per common share - diluted	$0.29	$—		$0.29	$0.59	$—		$0.59

(3) Interest and other income (expense), net decreased during the three and six months ended September 27, 2008 due to additional interest expense recorded retroactively, partially offset by a reduction of amortization of debt issuance costs.

The retrospective adoption does not change the Company’s net cash provided by (used in) operating, investing or financing activities for any period.

     Subsequent Events

Events that have occurred subsequent to September 26, 2009 have been evaluated through November 3, 2009, the date the Company issued these financial statements. See “Note 21. Subsequent Events” for additional information.

Note 2. Recent Accounting Pronouncements

In June 2009, the FASB issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and nonauthoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the second quarter of fiscal 2010. As the codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. This authoritative guidance is effective for the first reporting period (including interim periods) beginning after its issuance. The guidance is effective for Xilinx beginning in the third quarter of fiscal 2010. The Company is currently evaluating the authoritative guidance but does not believe that its adoption will have a significant impact on its consolidated financial condition or results of operations.

In October 2009, the FASB issued the authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables. This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its financial condition and results of operations.

In October 2009, the FASB issued the authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its financial condition and results of operations.

Note 3. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of September 26, 2009 and March 28, 2009, Avnet accounted for 74% and 81% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 46% and 49% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2010, respectively. For both the second quarter and the first six months of fiscal 2009, resale of product through Avnet accounted for 56% of the Company’s worldwide net revenues. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of September 26, 2009, less than 5% of the Company’s $1.77 billion investment portfolio consisted of asset-backed securities and less than 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Less than 4% of the investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.4 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first six months of both fiscal 2010 and 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised approximately 1% of the investment portfolio as of September 26, 2009, of which approximately 3% are AAA rated and the remainder are rated between AA and A. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 11% of the investment portfolio as of September 26, 2009. As a result of recent adverse conditions in the global credit markets, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. See “Note 5. Financial Instruments” for a table of the Company’s available-for-sale securities.

Note 4. Fair Value Measurements

The guidance for fair value measurements established by the FASB defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2010 and the Company did not adjust or override any fair value measurements as of September 26, 2009.

     Fair Value Hierarchy

The measurements of fair value were established based on a fair value hierarchy that prioritizes the utilized inputs. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

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

The Company’s Level 3 assets and liabilities include student loan auction rate securities, certain asset-backed securities and the embedded derivative related to the Company’s debentures.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 and March 28, 2009:

	Sept. 26, 2009
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$498,025	$—	$—	$498,025
Bank certificates of deposit	—	40,001	—	40,001
Commercial paper	—	279,934	—	279,934
Corporate bonds	—	6,900	—	6,900
Auction rate securities	—	—	60,985	60,985
Municipal bonds	—	13,110	—	13,110
U.S. government and agency securities	19,999	34,158	—	54,157
Foreign government and agency securities	—	402,229	—	402,229
Floating rate notes	—	207,495	—	207,495
Asset-backed securities	—	921	19,802	20,723
Mortgage-backed securities	—	189,318	—	189,318
Foreign currency forward contracts (net)	—	4,789	—	4,789
Total assets measured at fair value	$518,024	$1,178,855	$80,787	$1,777,666

Liabilities:
Convertible debentures – embedded derivative	$—	$—	$1,531	$1,531
Total liabilities measured at fair value	$—	$—	$1,531	$1,531
Net assets measured at fair value	$518,024	$1,178,855	$79,256	$1,776,135

	March 28, 2009
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$343,750	$—	$—	$343,750
Bank certificates of deposit	—	20,001	—	20,001
Commercial paper	—	229,869	—	229,869
Corporate bonds	—	11,485	—	11,485
Auction rate securities	—	—	58,354	58,354
Municipal bonds	—	14,520	—	14,520
U.S. government and agency securities	2,972	6,952	—	9,924
Foreign government and agency securities	—	453,664	—	453,664
Floating rate notes	—	230,575	—	230,575
Asset-backed securities	—	5,894	36,492	42,386
Mortgage-backed securities	—	169,201	—	169,201
Total assets measured at fair value	$346,722	$1,142,161	$94,846	$1,583,729

Liabilities:
Foreign currency forward contracts (net)	$—	$1,082	$—	$1,082
Convertible debentures – embedded derivative	—	—	2,110	2,110
Total liabilities measured at fair value	$—	$1,082	$2,110	$3,192

Net assets measured at fair value	$346,722	$1,141,079	$92,736	$1,580,537

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Balance as of beginning of period	$96,153	$142,082	$92,736	$145,388
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	(1,159)	10	(421)	330
Included in other comprehensive income (loss)	3,462	(4,114)	6,891	(6,790)
Included in impairment loss on investments	—	(19,766)	—	(19,766)
Sales and settlements, net (1)	(19,200)	—	(19,950)	(950)
Balance as of end of period	$79,256	$118,212	$79,256	$118,212

(1) During the first six months of both fiscal 2010 and 2009, $950 thousand of student loan auction rate securities were redeemed for cash at par value. In addition, during the second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss that is included in interest and other income (expense), net.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Interest and other income (expense), net	$(159)	$10	$579	$330
Impairment loss on investments	—	(19,766)	—	(19,766)

As of September 26, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $61.0 million of student loan auction rate securities and $19.8 million of asset-backed securities within the Company’s available-for-sale investment portfolio. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis. During the first six months of fiscal 2010, the discount rate decreased by approximately 110 to 130 basis points (1.10 to 1.30 percentage points). The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its condensed consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.4 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.

The Company’s $19.8 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. The Company determined the fair values for the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. The Company corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, these senior class asset-backed securities prior to final maturity in November 2009. The senior class asset-backed securities were downgraded by at least one credit rating agency during the third and fourth quarters of fiscal 2009. As of September 26, 2009, the $19.8 million of senior class asset-backed securities were rated A. During the second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures to an initial purchaser in a private offering. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of September 26, 2009 was $689.6 million. The fair value of the debentures as of September 26, 2009 was approximately $604.1 million, based on the last trading price of the debentures. The debentures included embedded features that qualify as an embedded derivative under authoritative guidance issued by the FASB. The embedded derivative was separately accounted for as a discount on the debentures and its fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 26, 2009, the Company had non-marketable equity securities in private companies of $22.0 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized an impairment loss on non-marketable equity investments of $2.3 million during the first quarter of fiscal 2009. The entire amount of each of the impaired non-marketable equity investments was written off. No impairment loss on non-marketable equity investments was recognized during the second quarter of fiscal 2009 or the first six months of fiscal 2010.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities:

	Sept. 26, 2009				March 28, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$498,025	$—	$—	$498,025	$343,750	$—	$—	$343,750
Bank certificates of deposit	40,001	—	—	40,001	20,001	—	—	20,001
Commercial paper	279,934	—	—	279,934	229,869	—	—	229,869
Corporate bonds	6,929	211	(240)	6,900	11,579	207	(301)	11,485
Auction rate securities	69,500	—	(8,515)	60,985	70,450	—	(12,096)	58,354
Municipal bonds	13,100	80	(70)	13,110	14,868	74	(422)	14,520
U.S. government and
agency securities	54,110	47	—	54,157	9,789	137	(2)	9,924
Foreign government and
agency securities	402,171	58	—	402,229	453,505	159	—	453,664
Floating rate notes	208,931	229	(1,665)	207,495	244,222	303	(13,950)	230,575
Asset-backed securities	20,930	—	(207)	20,723	46,275	13	(3,902)	42,386
Mortgage-backed securities	182,577	7,190	(449)	189,318	164,533	5,004	(336)	169,201
	$1,776,208	$7,815	$(11,146)	$1,772,877	$1,608,841	$5,897	$(31,009)	$1,583,729

Included in:
Cash and cash equivalents				$931,012				$976,996
Short-term investments				489,490				258,946
Long-term investments				352,375				347,787
				$1,772,877				$1,583,729

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 26, 2009 and March 28, 2009:

	Sept. 26, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,061	$(240)	$1,061	$(240)
Auction rate securities	—	—	60,985	(8,515)	60,985	(8,515)
Municipal bonds	583	(1)	1,940	(69)	2,523	(70)
Floating rate notes	58,876	(183)	74,495	(1,482)	133,371	(1,665)
Asset-backed securities	922	(8)	19,801	(199)	20,723	(207)
Mortgage-backed securities	26,741	(416)	339	(33)	27,080	(449)

	$87,122	$(608)	$158,621	$(10,538)	$245,743	$(11,146)

	March 28, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,729	$(49)	$471	$(252)	$2,200	$(301)
Auction rate securities	58,354	(12,096)	—	—	58,354	(12,096)
Municipal bonds	4,103	(274)	2,302	(148)	6,405	(422)
U.S. government and agency
securities	717	(2)	—	—	717	(2)
Floating rate notes	95,746	(5,762)	116,586	(8,188)	212,332	(13,950)
Asset-backed securities	5,267	(393)	36,492	(3,509)	41,759	(3,902)
Mortgage-backed securities	23,421	(294)	306	(42)	23,727	(336)
	$189,337	$(18,870)	$156,157	$(12,139)	$345,494	$(31,009)

The gross unrealized losses on these investments were primarily due to adverse conditions in the global credit markets in fiscal 2010 and 2009. For available-for-sale debt securities with unrealized losses, the Company performs additional analysis in order to evaluate whether or not the losses are associated with the underlying creditworthiness of the security. When assessing whether the decline in fair value is other than temporary, the Company considers the fair market value of the security, the duration of the security’s decline, the financial condition of the issuer as well as any other relevant information. Management also assesses whether it intends to sell the security or whether it would more likely than not be required to sell the security before expected recovery. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 26, 2009 and March 28, 2009 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant in relation to the Company’s total available-for-sale portfolio as of September 26, 2009 and March 28, 2009. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes, asset-backed securities and mortgage-backed securities) as of September 26, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$922,565	$922,477
Due after one year through five years	95,973	94,974
Due after five years through ten years	62,971	65,246
Due after ten years	196,674	192,155
	$1,278,183	$1,274,852

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Proceeds from sale of available-for-sale securities	$48,467	$111,307	$62,075	$163,360

Gross realized gains on sale of available-for-sale securities	$1,521	$3,225	$1,738	$3,867
Gross realized losses on sale of available-for-sale securities	(1,552)	(341)	(1,835)	(578)
Net realized gains (losses) on sale of available-for-sale securities	$(31)	$2,884	$ (97)	$3,289

Amortization of premiums on available-for-sale securities	$(1,236)	$(2,057)	$(2,607)	$(4,114)

The cost of securities matured or sold is based on the specific identification method.

Note 6. Derivative Financial Instruments

As of September 26, 2009 and March 28, 2009, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

(In thousands and U.S. dollars)	Sept. 26,	March 28,
	2009	2009
Euro	$47,308	$51,072
Singapore dollar	30,503	30,123
Japanese Yen	12,454	12,563
British Pound	6,720	6,408
	$96,985	$100,166

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2009 and October 2010. The net unrealized gain or loss was an unrealized gain of $4.8 million as of September 26, 2009 and an unrealized loss of $1.1 million as of March 28, 2009.

As of September 26, 2009 and March 28, 2009, all the forward foreign currency exchange contracts are designated and qualify as cash flow hedges and the effective portion of the gain or loss on the forward contract is reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings.

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

The debentures include provisions that qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the debentures and its fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $2.0 million and $1.5 million as of September 27, 2008 and September 26, 2009, respectively. The change in the fair value of the embedded derivative of $330 thousand and $579 thousand during the first six months of fiscal 2009 and 2010 was recorded as a credit to interest and other income (expense), net on the Company’s condensed consolidated statements of income.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments designated as hedging instruments as of September 26, 2009 and March 28, 2009, utilized for risk management purposes detailed above:

(In thousands)	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
September 26, 2009	Prepaid expenses and other current assets	$4,923	Other accrued liabilities	$134

March 28, 2009	Prepaid expenses and other current assets	$2,307	Other accrued liabilities	$3,389

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the three and six months ended September 26, 2009:

(In thousands)	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
Derivatives in Cash	in OCI on	Statement of	from Accumulated		Amount of Gain
Flow Hedging	Derivative	Income	OCI into Income	Statement of	(Loss) Recorded
Relationships	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)
Three Months Ended September 26, 2009

		Interest and		Interest and
Foreign exchange		other income		other income
contracts	$1,412	(expense), net	$1,626	(expense), net	$11

Six Months Ended September 26, 2009

		Interest and		Interest and
Foreign exchange		other income		other income
contracts	$6,011	(expense), net	$889	(expense), net	$55

Note 7. Stock-Based Compensation Plans

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

     Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2009	2008	2009	2008
Stock-based compensation included in:
Cost of revenues	$1,272	$1,497	$2,387	$3,079
Research and development	5,205	6,293	11,201	12,647
Selling, general and administrative	5,285	5,629	10,958	11,857
Restructuring charges	—	305	945	564
	$11,762	$13,724	$25,491	$28,147

During the first six months of fiscal 2010 and 2009, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $5.2 million and $9.8 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the second quarter of fiscal 2010 was $5.63 ($7.40 for the second quarter of fiscal 2009) and for the first six months of fiscal 2010 was $5.66 ($7.41 for the first six months of fiscal 2009). The fair values of stock options granted in fiscal 2010 and 2009 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Expected life of options (years)	5.3	5.4	5.2 to 5.3	5.4
Expected stock price volatility	0.33 to 0.36	0.35 to 0.38	0.33 to 0.43	0.33 to 0.38
Risk-free interest rate	2.3% to 2.8%	2.9% to 3.3%	1.8% to 2.9%	2.7% to 3.5%
Dividend yield	2.4% to 2.7%	2.1% to 2.4%	2.4% to 3.0%	2.1% to 2.4%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per-share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during the second quarter of fiscal 2010 and 2009 were $6.13 and $7.35, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2010 and 2009 were estimated at the date of grant using the following assumptions:

	2010	2009
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.33 to 0.34	0.36
Risk-free interest rate	0.3% to 1.2%	1.9% to 2.5%
Dividend yield	2.5%	2.3%

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2010 was $19.27 ($22.98 for the second quarter of fiscal 2009) and for the first six months of fiscal 2010 was $19.25 ($23.31 for the first six months of fiscal 2009). The weighted-average fair values of RSUs granted in fiscal 2010 and 2009 were calculated based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Risk-free interest rate	1.4% to 1.8%	2.4% to 2.9%	1.3% to 2.0%	2.0% to 3.2%
Dividend yield	2.4% to 2.9%	2.1% to 2.4%	2.4% to 3.0%	2.1% to 2.4%

     Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93
March 28, 2009	41,021	$32.51
Granted	2,104	$20.53
Exercised	(123)	$20.32
Forfeited/cancelled/expired	(6,730)	$29.60
September 26, 2009	36,272	$32.39

Options exercisable at:
March 28, 2009	35,059	$33.95
September 26, 2009	30,392	$34.28

The 2007 Equity Incentive Plan (2007 Equity Plan), which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. On August 12, 2009, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 5.0 million shares. As of September 26, 2009, 13.0 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months and six months ended September 26, 2009 was $180 thousand and $232 thousand, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended September 27, 2008 was $6.8 million and $17.5 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested	(509)	$24.46
Cancelled	(324)	$24.25
March 28, 2009	2,970	$22.99
Granted	1,338	$19.25
Vested	(681)	$23.39
Cancelled	(164)	$22.82
September 26, 2009	3,463	$21.29

     Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 719 thousand shares for $10.2 million in the second quarter of fiscal 2010 and 947 thousand shares for $16.4 million in the second quarter of fiscal 2009. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2010. On August 12, 2009, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of September 26, 2009, 8.9 million shares were available for future issuance out of 42.5 million shares authorized.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 635 thousand and 536 thousand potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2010, respectively, that are not included in basic net income per common share. For the second quarter and the first six months of fiscal 2009, the total shares used in the denominator of the diluted net income per common share calculation includes 1.5 million and 1.9 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.

Outstanding stock options and RSUs to purchase approximately 39.1 million and 42.6 million shares, for the second quarter and the first six months of fiscal 2010, respectively, under the Company's stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs. For the second quarter and the first six months of fiscal 2009, respectively, 38.9 million and 37.7 million of the Company’s stock options and RSUs outstanding were excluded from the calculation.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.82 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.82 per share, using the treasury stock method. The conversion price of $30.82 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through the third quarter of fiscal 2009.

Note 9. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Sept. 26,	March 28,
(In thousands)	2009	2009
Raw materials	$8,170	$10,024
Work-in-process	67,374	79,426
Finished goods	25,413	30,382
	$100,957	$119,832

Note 10. Convertible Debentures and Revolving Credit Facility

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

The Company received net proceeds from issuance of the debentures of $980.0 million after deduction of issuance costs of $20.0 million. In the third and fourth quarters of fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its debentures, resulting in approximately $689.6 million of debt outstanding as of March 28, 2009. The debt issuance costs, as adjusted for the retrospective adoption of the authoritative guidance for convertible debentures issued by the FASB, are recorded in long-term other assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. The debentures pay cash interest of 3.125%. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

Effective March 29, 2009, the Company retrospectively adopted the authoritative guidance for convertible debentures issued by the FASB. The authoritative guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. See “Adoption of New Accounting Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption.

The carrying values of the liability and equity components of the debentures, after the retrospective adoption, are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	Sept. 26,	March 28,
	2009	2009
Liability component:
Principal amount of convertible debentures	$689,635	$689,635
Unamortized discount of liability component	(336,104)	(338,015)
Unamortized discount of embedded derivative from date of issuance	(1,591)	(1,620)
Carrying value of liability component	351,940	350,000
Carrying value of embedded derivative component	1,531	2,110
Convertible debentures – net carrying value	$353,471	$352,110

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of September 26, 2009, the remaining term of the debentures is 27.4 years.

Interest expense related to the debentures was included in interest and other income (expense), net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Contractual coupon interest	$5,388	$7,813	$11,040	$15,625
Amortization of debt issuance costs	(3)	116	112	232
Amortization of embedded derivative	14	21	29	42
Amortization of debt discount	964	1,301	1,911	2,579
Total interest expense related to the debentures	$6,363	$9,251	$13,092	$18,478

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of September 26, 2009, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. Due to the repurchase of a portion of the debentures in fiscal 2009, the carrying value of the derivative ($1.6 million) will continue to be amortized to interest expense over the remaining term of the debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s condensed consolidated statements of income. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately.

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 26, 2009, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 25, 2008, the Board authorized the repurchase of up to $800.0 million of common stock. On November 6, 2008, the Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. Through September 26, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of September 26, 2009 or March 28, 2009.

During the first six months of fiscal 2009, the Company entered into stock repurchase agreements with independent financial institutions. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $125.0 million for the second quarter of fiscal 2009 ($275.0 million for the first six months of fiscal 2009). These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company repurchased 4.9 million and 10.8 million shares of common stock for $125.0 million and $275.0 million, respectively, during the second quarter and the first six months of fiscal 2009. There were no such arrangements and no repurchases of common stock in the first six months of fiscal 2010. As of September 26, 2009 and September 27, 2008, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

Note 12. Restructuring Charges

On April 15, 2009, Xilinx announced restructuring measures designed to drive structural operating efficiencies across the Company. Upon completion of the restructuring plan, Xilinx expects to reduce its global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated in the first and second quarters of fiscal 2010 and other positions will be eliminated over the remaining periods of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

The Company recorded total restructuring charges of $5.9 million and $21.7 million in the second quarter and the first six months of fiscal 2010, respectively, primarily related to severance pay expenses. As stated above, the Company expects to continue implementing the restructuring measures resulting in additional restructuring charges relating to the April 2009 restructuring totaling approximately $6.0 million over the remaining periods of fiscal 2010. See “Note 21. Subsequent Events” for information relating to an additional restructuring.

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2010:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$682	$682
Restructuring charges	20,728	958	21,686
Cash payments	(14,830)	(1,151)	(15,981)
Non-cash settlements	(945)	—	(945)
Balance as of September 26, 2009	$4,953	$489	$5,442

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of September 26, 2009 primarily relates to severance pay and benefits that are expected to be paid during the third quarter of fiscal 2010.

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

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2009:

	Employee	Facility-
	severance	related
(In thousands)	and benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Restructuring charges	20,539	1,484	22,023
Cash payments	(19,023)	(327)	(19,350)
Non-cash settlements	(564)	(131)	(695)
Balance as of September 27, 2008	$952	$1,026	$1,978

Note 13. Impairment Loss on Investments

The Company did not record any other-than-temporary impairment losses for the first six months of fiscal 2010. The Company recognized impairment losses on investments of $29.0 million and $33.6 million during the second quarter and the first six months of fiscal 2009, respectively. The $29.0 million of impairment losses for the second quarter of fiscal 2009 included $28.2 million of losses related to marketable debt securities in the Company’s investment portfolio.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in the Company’s investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and the Company recorded an impairment loss of $8.4 million during the quarter. Additionally, $18.3 million of senior class asset-backed securities were downgraded from AA or A rating to CCC- rating in late September 2008. In October 2008, the issuer received a notice of default from a counterparty. Subsequently, the issuer appointed a receiver and the securities were further downgraded to D rating. The original purchase price of these securities, excluding accrued interest, was $38.0 million. Using a pricing model, with inputs such as the credit ratings of the underlying securities, estimated underlying collateral prices derived from comparable benchmark indexes and other market data, the estimated subordination protection to the senior class asset-backed securities and estimated liquidity discounts, the Company determined the fair value of these senior class asset-backed securities to be $18.3 million. The decline was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $19.8 million on these securities during the second quarter of fiscal 2009. The remaining $758 thousand of impairment losses was related to the continuous decline in market value of a marketable equity security that was previously written down in the first quarter of fiscal 2009 and was deemed to be worthless as of September 27, 2008.

In addition to the aforementioned amounts recorded in the second quarter of fiscal 2009, the $33.6 million of impairment losses for the first six months of fiscal 2009 included $4.6 million from the write-down of the Company’s investments recorded in the first quarter of fiscal 2009, $2.3 million of which was related to non-marketable equity securities in private companies. These impairment losses resulted primarily from weak financial conditions of certain investees. The remaining $2.3 million was a result of the decline in the fair value of the Company’s investment in a marketable equity security. Because of the continued decline in its market value, the Company believed that the decline in the market value was other than temporary, and recognized a pre-tax impairment loss on its investment in this marketable equity security during the first quarter of fiscal 2009.

Note 14. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2009	2008*	2009	2008*
Interest income	$4,279	$13,781	$9,590	$28,076
Reversal of interest income	—	—	(8,656)	—
Interest expense	(6,363)	(9,251)	(13,092)	(18,478)
Other income (expense), net	302	2,710	(534)	2,120
	$(1,782)	$7,240	$(12,692)	$11,718

     * As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

During the first quarter of fiscal 2010, the Company recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 16. Income Taxes” for additional information.

Note 15. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2009	2008*	2009	2008*
Net income	$64,038	$81,060	$102,044	$164,238
Net change in unrealized loss on available-for-sale
securities, net of tax	4,163	(7,630)	13,403	(9,896)
Reclassification adjustment for (gains) losses on
available-for-sale securities, net of tax, included
in net income	(23)	(1,710)	7	(1,969)
Net change in unrealized loss on non-marketable
equity security, net of tax	2,001	—	—	—
Net change in unrealized gain (loss) on hedging
transactions, net of tax	1,412	(3,466)	6,010	(4,025)
Net change in cumulative translation adjustment	321	(2,709)	4,153	(2,421)
Comprehensive income	$71,912	$65,545	$125,617	$145,927

     * As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

The components of accumulated other comprehensive income (loss) as of September 26, 2009 and March 28, 2009 are as follows:

	Sept. 26,	March 28,
(In thousands)	2009	2009
Accumulated unrealized loss on available-for-sale securities, net of tax	$(2,064)	$(15,474)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	4,998	(1,012)
Accumulated cumulative translation adjustment	1,781	(2,372)
Accumulated other comprehensive income (loss)	$4,715	$(18,858)

Note 16. Income Taxes

The Company recorded tax provisions of $16.3 million and $24.7 million for the second quarter and the first six months of fiscal 2010, respectively, representing effective tax rates of 20% and 19%, respectively. The Company recorded tax provisions of $21.8 million and $45.5 million for the second quarter and the first six months of fiscal 2009, respectively, representing effective tax rates of 21% and 22%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of September 26, 2009 increased by $2.3 million in the second quarter of fiscal 2010 to $201.8 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $73.2 million as of September 26, 2009.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the consolidated balance sheet as of September 26, 2009 was $22.9 million. Interest and penalties included in the Company’s provision for income taxes totaled $1.0 million in the second quarter of fiscal 2010.

With limited exception, the Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The Company is no longer subject to tax audits in Ireland for years through fiscal 2004.

On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company is expecting to begin negotiations with the IRS Appeals Division on this matter no later than the fourth quarter of fiscal 2010.

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will rule on the Xilinx motion.

As a result of the Appeals Court decision, the Company recorded adjustments for taxes, penalties and interest to be accrued in the first quarter of fiscal 2010. The Company reversed interest income of $8.7 million in the first quarter of fiscal 2010 that it previously accrued through March 28, 2009 on the earlier prepayment it made to the IRS. See “Note 14. Interest and Other Income (Expense), Net.”

The Company believes it has provided adequate reserves for any tax deficiencies that could result from ongoing IRS reviews. Due to this and various other factors, the Company believes it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

Note 17. Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2018. During the third quarter of fiscal 2006, Xilinx entered into a land lease in conjunction with the Company’s new building investment in Singapore. The land lease will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2010 (remaining six months)	$4,283
2011	6,876
2012	2,231
2013	1,817
2014	1,315
Thereafter	2,814
$19,336

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.6 million as of September 26, 2009. Rent expense, net of rental income, under all operating leases was $1.8 million and $3.1 million for the second quarter and the first six months of fiscal 2010, respectively. Rent expense, net of rental income, under all operating leases was $1.6 million and $6.5 million for the second quarter and the first six months of fiscal 2009, respectively. Rent expense for the first quarter of fiscal 2009 includes a $2.8 million charge related to a leased facility that the Company no longer intends to occupy. Rental income, which includes rents received from both owned and leased property, was not material for the second quarter and the first six months of fiscal 2010 or 2009.

Other commitments as of September 26, 2009 totaled $67.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 26, 2009, the Company also had $14.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

Note 18. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. Activity related to the Company's product warranty liability for the first six months of fiscal 2010 and 2009 was not significant.

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

Note 19. Contingencies

       Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will rule on the Xilinx motion.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company is expecting to begin negotiations with the IRS Appeals Division on this matter no later than the fourth quarter of fiscal 2010. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

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

Note 20. Goodwill and Acquisition-Related Intangibles

As of September 26, 2009 and March 28, 2009, goodwill and the gross and net amounts of acquisition-related intangibles for all acquisitions were as follows:

	Sept. 26,	March 28,
(In thousands)	2009	2009	Amortization Life
Goodwill	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,752	22,738
Patents-net	—	14

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	58,958	56,479
Miscellaneous intangibles-net	—	2,479

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	81,710	79,217
Total acquisition-related intangibles-net	$—	$2,493

Amortization expense for acquisition-related intangible assets for the first six months of fiscal 2010 was $2.5 million. During the second quarter of fiscal 2010, the Company did not record any amortization expense from acquisition-related intangibles since all acquisition-related intangibles were fully amortized as of June 27, 2009. For the second quarter and the first six months of fiscal 2009, amortization expense for acquisition-related intangible assets was $1.4 million and $2.9 million, respectively. Acquisition-related intangible assets were amortized on a straight-line basis. During the first quarter of fiscal 2010, the Company decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, the Company wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset.

Note 21. Subsequent Events

On October 13, 2009, the Company’s Board of Directors declared an increase in the cash dividend from $0.14 per common share to $0.16 per common share for the third quarter of fiscal 2010. The dividend is payable on November 24, 2009 to stockholders of record on November 4, 2009.

In October 2009, the Company took an additional restructuring action and notified the affected employees. The total additional restructuring costs for this action will be between $2.0 million and $2.5 million and will be recognized in the third and fourth quarters of fiscal 2010.

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

       Valuation of Marketable and Non-marketable Securities

The Company’s short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of September 26, 2009, the Company had marketable debt securities with a fair value of $1.27 billion and non-marketable equity securities in private companies of $22.0 million (adjusted cost).

The Company determines the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, the Company evaluates on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the FASB. We recorded an other-than-temporary impairment for marketable debt securities and a marketable equity security in the first six months of fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in the first six months of fiscal 2010.

The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in the first six months of fiscal 2009. We did not record any other-than-temporary impairment for non-marketable equity securities in the first six months of fiscal 2010.

       Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first six months of fiscal 2010, approximately 70% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of September 26, 2009, we had $105.4 million of deferred revenue and $29.6 million of deferred cost of goods sold recognized as a net $75.8 million of deferred income on shipments to distributors. As of March 28, 2009, we had $90.4 million of deferred revenue and $28.0 million of deferred cost of goods sold recognized as a net $62.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Long-lived assets such as goodwill, other intangible assets and property, plant, and equipment, are considered nonfinancial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure guidance for fair value measurements established by the FASB became effective for these assets beginning in the first quarter of fiscal 2010.

       Goodwill

As required by the guidance for goodwill established by the FASB, goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2009, there was no impairment of goodwill in fiscal 2009. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2010. To date, no impairment indicators have been identified.

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

The Company has elected to adopt the alternative transition method provided by the FASB for calculating the tax effects of stock-based compensation pursuant to the authoritative guidance for stock-based compensation. The alternative transition method includes simplified methods to establish the initial pool of excess tax benefits related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the pool of excess tax benefits and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the accounting guidance for stock-based compensation.

In June 2006, the FASB issued authoritative guidance which contains a two-step approach to recognizing and measuring uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 16. Income Taxes” to our condensed consolidated financial statements included in Part 1. “Financial Information.”

       Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s Employee Stock Purchase Plan. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate, expected forfeiture rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by the Company, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and which was extrapolated to match the expected term of the employee options granted by the Company, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first six months of fiscal 2010 and 2009 reduced stock-based compensation expense by $8.0 million and $4.5 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008*	2009	2008*
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.1	36.7	38.2	36.4
Gross Margin	61.9	63.3	61.8	63.6

Operating Expenses:
Research and development	21.7	18.5	21.9	18.6
Selling, general and administrative	19.0	18.2	19.2	18.6
Amortization of acquisition-related intangibles	0.0	0.3	0.3	0.3
Restructuring charges	1.4	0.5	2.8	2.3
Total operating expenses	42.1	37.5	44.2	39.8

Operating Income	19.8	25.8	17.6	23.8
Impairment loss on investments	0.0	(6.0)	0.0	(3.4)
Interest and other income (expense), net	(0.5)	1.5	(1.6)	1.2

Income Before Income Taxes	19.3	21.3	16.0	21.6

Provision for income taxes	3.9	4.5	3.1	4.7

Net Income	15.4%	16.8%	12.9%	16.9%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

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

Net revenues of $415.0 million in the second quarter of fiscal 2010 represented a 14% decrease from the comparable prior year period of $483.5 million. Net revenues for the first six months of fiscal 2010 were $791.2 million, a 19% decrease from the comparable prior year period of $971.8 million. Although we are seeing signs of a recovery in our business, the worldwide economic downturn adversely impacted our revenues for the second quarter and the first six months of fiscal 2010 compared with the prior year periods.

Total unit sales declined in the second quarter and the first six months of fiscal 2010 compared with the comparable prior year periods, but average selling price per unit increased during the same periods. No end customer accounted for more than 10% of the Company’s net revenues for any of the periods presented.

       Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
New Products	$127.7	$78.1	63%	$221.9	$137.0	62%
Mainstream Products	139.0	177.3	(22)%	272.5	368.1	(26)%
Base Products	128.1	202.0	(37)%	256.9	413.0	(38)%
Support Products	20.2	26.1	(23)%	39.9	53.7	(26)%
Total net revenues	$415.0	$483.5	(14)%	$791.2	$971.8	(19)%

Net revenues from New Products for the second quarter and the first six months of fiscal 2010 increased significantly from the comparable prior year periods as a result of strong market acceptance of these products. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nanometer (nm) products. In addition, design win activity is strong for our next generation product families which include our high-end, 40-nm Virtex-6 field programmable gate arrays (FPGAs) and our high-volume, 45-nm Spartan-6 FPGAs. We expect these New Product families to contribute significantly to the growth in New Product revenues over time.

During the second quarter and the first six months of fiscal 2010, net Revenues from Mainstream and Base Products declined from the comparable prior year periods primarily due to lower demand associated with the weakened economic conditions.

Net revenues from Support Products decreased for the second quarter and the first six months of fiscal 2010 compared to the prior year periods primarily due to a decline in sales from our PROM products attributable to the weakened economic conditions.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,	% Change	Sept. 26,	Sept. 27,	% Change
(% of total net revenues)	2009	2008	in Dollars	2009	2008	in Dollars
Communications	46%	43%	(8)%	47%	42%	(9)%
Industrial and Other	31	32	(17)%	31	33	(23)%
Consumer and Automotive	16	17	(22)%	15	17	(28)%
Data Processing	7	8	(20)%	7	8	(32)%
Total net revenues	100%	100%	(14)%	100%	100%	(19)%

Net revenues from Communications decreased during the second quarter and the first six months of fiscal 2010 due to a decline in sales from our wired applications which more than offset the increase in sales from our wireless applications.

The decreases in net revenues from Industrial and Other during the second quarter and the first six months of fiscal 2010 as compared to the comparable prior year periods were primarily due to weakness in industrial, scientific and medical applications as well as test and measurement applications.

Net revenues from Consumer and Automotive decreased during the second quarter and the first six months of fiscal 2010 from the comparable prior year periods primarily due to decreased sales in audio, video and broadcast applications.

During the second quarter and the first six months of fiscal 2010, net revenues from Data Processing declined from the comparable prior year periods primarily due to lower sales from computing applications.

       Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
North America	$145.2	$162.2	(10)%	$274.8	$334.3	(18)%
Asia Pacific	143.6	156.4	(8)%	283.1	312.1	(9)%
Europe	86.8	113.4	(23)%	162.6	224.8	(28)%
Japan	39.4	51.5	(23)%	70.7	100.6	(30)%
Total net revenues	$415.0	$483.5	(14)%	$791.2	$971.8	(19)%

Net revenues in all geographies declined during the second quarter and the first six months of fiscal 2010 from the comparable prior year periods due to broad-based weakness across most end market segments versus the comparable prior year periods.

Net revenues in North America decreased during the second quarter and the first six months of fiscal 2010 from the comparable prior year periods primarily due to a decline in sales from the Communications end market. The decline was mainly due to lower sales from wired communications applications. In addition, the Consumer and Automotive end market declined, mainly due to lower sales from audio, video and broadcast applications.

During the second quarter and the first six months of fiscal 2010, net revenues in Asia Pacific declined from the comparable prior year periods. The decline was less than the other geographies as a result of strength in the Communications end market due to growth in third generation wireless applications in China, which partially offset the weakness in other end market segments.

The decreases in net revenues in Europe during the second quarter and the first six months of fiscal 2010 as compared to the comparable prior year periods were driven primarily by a decline in sales from the Communications and Industrial and Other end markets due to lower sales in wired communications applications and industrial, scientific and medical applications.

Net revenues in Japan decreased during the second quarter and the first six months of fiscal 2010 from the comparable prior year periods. The decrease was due to weaker sales from broad-based applications within the Communications and Industrial and Other end markets.

Gross Margin

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
Gross margin	$256.8	$306.1	(16)%	$489.2	$617.9	(21)%
Percentage of net revenues	61.9%	63.3%		61.8%	63.6%

The gross margin decreases of 1.4 and 1.8 percentage points in the second quarter and the first six months of fiscal 2010, respectively, from the comparable prior year periods were driven primarily by the product mix effect of New Product growth year-over-year and a decline in sales of Mainstream and Base Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity. As a percentage of total net revenues, New Product sales increased year-to-date by approximately 14% from fiscal 2009 to fiscal 2010.

Gross margin may be affected in the future due to product and customer mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies.

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

Research and Development

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
Research and development	$90.1	$89.5	1%	$173.4	$180.2	(4)%
Percentage of net revenues	22%	19%		22%	19%

R&D spending increased $644 thousand during the second quarter of fiscal 2010 and decreased $6.8 million during the first six months of fiscal 2010 compared to the same periods last year. The slight increase in R&D expenses for the second quarter of fiscal 2010 was mainly due to increased mask and wafer spending, which was partially offset by headcount reduction as a result of a functional reorganization, reduced discretionary spending and lower stock-based compensation expense. The decrease in R&D expenses in the first six months of fiscal 2010 was primarily attributable to headcount reduction as a result of a functional reorganization, reduced discretionary spending and lower stock-based compensation expense, which was partially offset by increased mask and wafer spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$78.6	$88.1	(11)%	$152.2	$181.1	(16)%
Percentage of net revenues	19%	18%		19%	19%

SG&A expenses decreased $9.5 million during the second quarter of fiscal 2010 and $28.9 million during the first six months of fiscal 2010 compared to the same periods last year. The decreases were primarily attributable to headcount reduction as a result of a functional reorganization, reduced discretionary spending, lower sales commissions and lower stock-based compensation expense.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
Amortization	$—	$1.4	(100)%	$2.5	$2.9	(13)%
Percentage of net revenues	0%	0%		0%	0%

Amortization expense was related to the intangible assets acquired from prior acquisitions. Normal amortization expense for these acquisition-related intangible assets decreased for the first six months of fiscal 2010 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2009. In addition, during the first quarter of fiscal 2010, we decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, we wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset in the first quarter of fiscal 2010. As of June 27, 2009, all acquisition-related intangibles were fully amortized.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008	Change	2009	2008	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.5	(15)%	$2.4	$3.1	(22)%
Research and development	5.2	6.3	(17)%	11.2	12.6	(11)%
Selling, general and administrative	5.3	5.6	(6)%	11.0	11.8	(8)%
Restructuring charges	—	0.3	(100)%	0.9	0.6	68%
	$11.8	$13.7	(14)%	$25.5	$28.1	(9)%

The 14% and 9% decreases in stock-based compensation expense for the second quarter and the first six months of fiscal 2010, respectively, were due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the June 2008 and April 2009 restructurings.

Restructuring Charges

On April 15, 2009, we announced restructuring measures designed to drive structural operating efficiencies across the Company. Upon completion of the restructuring plan, we expect to reduce our global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated in the first and second quarters of fiscal 2010 and other positions will be eliminated over the remaining periods of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

We recorded total restructuring charges of $5.9 million and $21.7 million in the second quarter and the first six months of fiscal 2010, respectively, primarily related to severance pay expenses. As stated above, we expect to continue implementing the restructuring measures resulting in additional restructuring charges relating to the April 2009 restructuring totaling approximately $6.0 million over the remaining periods of fiscal 2010. See “Note 21. Subsequent Events” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information relating to an additional restructuring.

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2010:

	Employee	Facility-
	severance	related and
(In millions)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$0.7	$0.7
Restructuring charges	20.7	1.0	21.7
Cash payments	(14.9)	(1.2)	(16.1)
Non-cash settlements	(0.9)	—	(0.9)
Balance as of September 26, 2009	$4.9	$0.5	$5.4

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of September 26, 2009 primarily relates to severance pay and benefits that are expected to be paid during the third quarter of fiscal 2010.

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

The following table summarizes the restructuring accrual activity for the first six months of fiscal 2009:

	Employee	Facility-
	severance	related
(In millions)	and benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Accruals during the period	20.5	1.5	22.0
Cash payments	(19.0)	(0.3)	(19.3)
Non-cash settlements	(0.5)	(0.2)	(0.7)
Balance as of September 27, 2008	$1.0	$1.0	$2.0

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

Impairment Loss on Investments

We did not record any other-than-temporary impairment losses for the first six months of fiscal 2010. We recognized impairment losses on investments of $29.0 million and $33.6 million during the second quarter and the first six months of fiscal 2009, respectively. The $29.0 million of impairment losses for the second quarter of fiscal 2009 consisted of $28.2 million of losses related to marketable debt securities in our investment portfolio and $758 thousand of decline in market value of a marketable equity security that was previously written down in the first quarter of fiscal 2009 and was deemed to be worthless as of September 27, 2008. See “Note 13. Impairment Loss on Investments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information regarding impairment losses on investments.

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

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008*	Change	2009	2008*	Change
Interest and other income (expense), net	$(1.8)	$7.2	NM	$(12.7)	$11.7	NM
Percentage of net revenues	0%	1%		(2)%	1%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)
NM - % change not meaningful

The decreases in interest and other income (expense), net for the second quarter and the first six months of fiscal 2010 over the comparable prior year’s periods were primarily due to a decrease in interest rates earned on the investment portfolio. The average interest rate yield decreased by approximately 190 basis points (1.9 percentage points) year-over-year. In addition, during the first quarter of fiscal 2010, the Company recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the IRS. See “Note 16. Income Taxes” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	Sept. 26,	Sept. 27,		Sept. 26,	Sept. 27,
(In millions)	2009	2008*	Change	2009	2008*	Change
Provision for income taxes	$16.3	$21.8	(25)%	$24.7	$45.5	(46)%
Percentage of net revenues	4%	5%		3%	5%
Effective tax rate	20%	21%		19%	22%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the second quarter and the first six months of fiscal 2010 as compared to the prior year periods was primarily due to the extension of the federal R&D credit.

On August 25, 2006, the IRS filed a Notice of Appeal that it appeals to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will rule on the Xilinx motion. See “Note 16. Income Taxes” and “Note 19. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments as of September 26, 2009 and March 28, 2009 totaled $1.87 billion and $1.67 billion, respectively. As of September 26, 2009, we had cash, cash equivalents and short-term investments of $1.52 billion and working capital of $1.65 billion. As of March 28, 2009, cash, cash equivalents and short-term investments were $1.32 billion and working capital was $1.52 billion.

Operating Activities - During the first six months of fiscal 2010, our operations generated net positive cash flow of $264.9 million, which was $11.7 million higher than the $253.2 million generated during the first six months of fiscal 2009. The positive cash flow from operations generated during the first six months of fiscal 2010 was primarily from net income as adjusted for noncash related items, decreases in inventories and other assets and increases in accounts payable, accrued liabilities and deferred income on shipments to distributors. These items were partially offset by an increase in accounts receivable and a decrease in income taxes payable. Accounts receivable increased by $10.3 million as of September 26, 2009 from the levels at March 28, 2009, due to higher shipments during the second quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Consequently, days sales outstanding increased to 52 days at September 26, 2009 from 43 days at March 28, 2009. Our inventory levels were $18.9 million lower as of September 26, 2009 compared to March 28, 2009. Combined inventory days at Xilinx and distribution decreased to 79 days as of September 26, 2009 from 80 days at March 28, 2009, due to lower inventory at Xilinx and was partially offset by slightly higher inventory in the distributor channel.

For the first six months of fiscal 2009, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accounts payable. These items were partially offset by increases in inventories and prepaid expenses and decreases in income taxes payable and deferred income on shipments to distributors.

Investing Activities - Net cash used in investing activities of $225.1 million during the first six months of fiscal 2010 included net purchases of available-for-sale securities of $213.5 million, $8.8 million for purchases of property, plant and equipment and $2.8 million for other investing activities. Net cash used in investing activities of $147.5 million during the first six months of fiscal 2009 included net purchases of available-for-sale securities of $125.4 million, $21.6 million for purchases of property, plant and equipment and $493 thousand for other investing activities.

Financing Activities - Net cash used in financing activities was $77.7 million in the first six months of fiscal 2010 and consisted of $77.3 million for dividend payments to stockholders and $16.3 million for the reduction of tax benefit from stock-based compensation and was partially offset by $15.9 million of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2009 period, net cash used in financing activities was $271.2 million and consisted of $275.0 million for the repurchase of common stock and $77.6 million for dividend payments to stockholders. These items were partially offset by $76.8 million of proceeds from the issuance of common stock under employee stock plans and $4.6 million for excess tax benefits from stock-based compensation.

Stockholders’ equity increased $17.4 million during the first six months of fiscal 2010. The increase was attributable to the $102.0 million in net income for the first six months of fiscal 2010, stock-based compensation related amounts totaling $21.9 million, the issuance of common stock under employee stock plans of $16.3 million, the change in unrealized losses on available-for-sale securities, net of deferred tax benefits of $13.4 million, the change in hedging transaction gains of $6.0 million, cumulative translation adjustment of $4.2 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $3.7 million. The increases were partially offset by the payment of dividends to stockholders of $77.3 million and the reduction of tax benefit associated with stock option exercises and the Employee Stock Purchase Plan of $72.8 million relating to the current and prior years.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See “Note 17. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of September 26, 2009 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 26, 2009, we had $67.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 26, 2009, the Company also had $14.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of September 26, 2009 was $689.6 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of September 26, 2009, $140.4 million of liabilities recorded in connection with uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with these liabilities as of September 26, 2009, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements

As of September 26, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We did not repurchase any common stock or debentures during the first six months of fiscal 2010. We used $275.0 million of cash to repurchase 10.8 million shares of our common stock during the first six months of fiscal 2009. During the first six months of fiscal 2010, we paid $77.3 million in cash dividends to stockholders, representing an aggregate amount of $0.28 per common share. During the first six months of fiscal 2009, we paid $77.6 million in cash dividends to stockholders, representing an aggregate amount of $0.28 per common share. On October 13, 2009, our Board of Directors declared an increase in the cash dividend from $0.14 per common share to $0.16 per common share for the third quarter of fiscal 2010. The dividend is payable on November 24, 2009 to stockholders of record on November 4, 2009. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of September 26, 2009, marketable securities measured at fair value using Level 3 inputs were comprised of $61.0 million of student loan auction rate securities and $19.8 million of asset-backed securities within our available-for-sale investment portfolio. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 5% as of September 26, 2009. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that our student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of our student loan auction rate securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of our student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The discount rates increased by approximately 215 to 300 basis points (2.15 and 3.00 percentage points) in fiscal 2009 due to a widening of credit spreads and increased liquidity discount as a result of the global credit crisis noted above. During the first six months of fiscal 2010, the discount rate decreased by approximately 110 to 130 basis points (1.10 to 1.30 percentage points). The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.4 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.

Our $19.8 million of senior class asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. These senior class asset-backed securities were measured using observable market data and Level 3 inputs due to the lack of market activity and liquidity. The fair values of these senior class asset-backed securities were based on our assessment of the underlying collateral and the creditworthiness of the issuers of the securities. We determined the fair values for the senior class asset-backed securities by using prices from pricing services that could not be corroborated by observable market data. We corroborated the prices from the pricing services using comparable benchmark indexes and securities prices. We do not intend to sell, nor do we believe it is more likely than not that we would be required to sell, these senior class asset-backed securities prior to final maturity in November 2009. The senior class asset-backed securities were downgraded by at least one credit rating agency during the third and fourth quarters of fiscal 2009. As of September 26, 2009, the $19.8 million of senior class asset-backed securities were rated A. During the second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.27 billion as of September 26, 2009. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, asset-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 26, 2009 would have affected the fair value of our investment portfolio by less than $5.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As a result of these recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 26, 2009 and March 28, 2009, we had the following outstanding forward currency exchange contracts:

	Sept. 27,	March 28,
(In thousands and U.S. dollars)	2009	2009
Euro	$47,308	$51,072
Singapore dollar	30,503	30,123
Japanese Yen	12,454	12,563
British Pound	6,720	6,408
	$96,985	$100,166

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2009 and October 2010. The net unrealized gain or loss was an unrealized gain of $4.8 million as of September 26, 2009 and an unrealized loss of $1.1 million as of March 28, 2009.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 26, 2009 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $7.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 26, 2009 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 26, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company does not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company is expecting to begin negotiations with the IRS Appeals Division on this matter no later than the fourth quarter of fiscal 2010. The Company believes it has provided adequate reserves for any tax deficiencies that could result from this IRS action.

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

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While our results of operations sequentially improved during the second quarter of fiscal 2010, they were still below the results for the same period in the prior year, and it is unclear whether this improvement will continue in the future. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

During the first six months of fiscal 2010, nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), in Japan, by Toshiba Corporation (Toshiba) or Seiko Epson Corporation (Seiko) or in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, current economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010 we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets have recently experienced significant volatility and disruption due to instability in the global financial system and the current uncertainty related to global economic conditions. As of September 26, 2009, less than 5% of our $1.77 billion investment portfolio consisted of asset-backed securities and less than 11% of the portfolio consisted of mortgage-backed securities. Asset-backed securities consisted of student loan auction rate securities and other asset-backed securities.

Less than 4% of our investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.4 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the first six months of both fiscal 2010 and 2009, $950 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The final maturity dates range from March 2023 to November 2047.

All other asset-backed securities comprised approximately 1% of our investment portfolio as of September 26, 2009, of which approximately 3% are AAA rated and the remainder are rated between AA and A. These asset-backed securities are secured primarily by bank, finance and insurance company obligations, collateralized loan and bank obligations, credit card debt and mortgage-backed securities with no direct U.S. subprime mortgage exposure. Substantially all of the other mortgage-backed securities in the investment portfolio are AAA rated, were issued by U.S. government-sponsored enterprises and agencies and represented less than 11% of the investment portfolio as of September 26, 2009. As a result of recent adverse conditions in the global credit markets, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments such as asset-backed securities should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a table of our available-for-sale securities.

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

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets, taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.

We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.

Resale of product through Avnet accounted for 49% of the Company’s worldwide net revenues in the first six months of fiscal 2010 and as of September 26, 2009, Avnet accounted for 74% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

As of September 26, 2009, we had 2.00 billion authorized common shares, of which 276.8 million shares were outstanding. In addition, 61.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 22.4 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 25, 2008, we announced a repurchase program of up to $800.0 million of common stock. On November 6, 2008, our Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. The Company did not repurchase any of its common stock or debentures during the second quarter of fiscal 2010. Through September 26, 2009, the Company had used $274.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures, leaving $525.7 million that may yet be purchased under our current common stock and debentures repurchase program. See “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Xilinx, Inc.’s Annual Meeting of Stockholders held on August 12, 2009, stockholders elected each of the director nominees, approved amendments to our 1990 Employee Qualified Stock Purchase Plan and the 2007 Equity Incentive Plan, and ratified the appointment of our external auditors.

(1)	To elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes For	Votes Against	Abstain
Philip T. Gianos	231,463,921	6,056,068	548,901
Moshe N. Gavrielov	232,962,380	4,638,741	467,770
John L. Doyle	231,912,900	5,854,714	301,278
Jerald G. Fishman	228,561,105	8,954,865	552,922
William G. Howard, Jr.	231,844,831	5,675,388	548,671
J. Michael Patterson	235,331,432	2,225,612	511,847
Marshall C. Turner	235,726,638	1,832,515	509,738
Elizabeth W. Vanderslice	235,229,124	2,522,039	317,728

(2)	To approve an amendment to our 1990 Employee Qualified Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares.

			Broker Non-
Votes For	Votes Against	Abstain	Votes
208,149,091	6,661,380	83,184	23,176,259

(3)	To approve an amendment to our 2007 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 5,000,000 shares.

			Broker Non-
Votes For	Votes Against	Abstain	Votes
140,118,906	74,570,949	197,750	23,182,309

(4)	To ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as external auditors of Xilinx, for the fiscal year ending April 3, 2010.

			Broker Non-
Votes For	Votes Against	Abstain	Votes
233,349,188	4,594,649	126,077	0

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

XILINX, INC.

Date:	November 3, 2009	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)