Form 10-Q
period 2010-01-02
XILINX INC
filed 2010-02-09
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 27, 2010
Common Stock, $.01 par value	276,646,832

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
(In thousands, except per share amounts)	2010	2008*	2010	2008*
Net revenues	$513,349	$458,387	$1,304,534	$1,430,170
Cost of revenues	184,320	165,331	486,319	519,244
Gross margin	329,029	293,056	818,215	910,926

Operating expenses:
Research and development	101,867	86,967	275,245	267,202
Selling, general and administrative	85,037	85,032	237,214	266,116
Amortization of acquisition-related intangibles	—	1,475	2,493	4,326
Restructuring charges	5,531	—	27,217	22,023
Total operating expenses	192,435	173,474	542,169	559,667

Operating income	136,594	119,582	276,046	351,259
Gain on early extinguishment of convertible debentures	—	58,290	—	58,290
Impairment loss on investments	(3,041)	(19,540)	(3,041)	(53,162)
Interest and other income (expense), net	(542)	(1,743)	(13,234)	9,975

Income before income taxes	133,011	156,589	259,771	366,362

Provision for income taxes	26,103	37,145	50,819	82,680

Net income	$106,908	$119,444	$208,952	$283,682

Net income per common share:
Basic	$0.39	$0.44	$0.76	$1.03
Diluted	$0.38	$0.44	$0.75	$1.02

Cash dividends declared per common share	$0.16	$0.14	$0.44	$0.42

Shares used in per share calculations:
Basic	276,832	273,997	275,989	276,584
Diluted	278,566	274,223	277,030	277,603

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jan 2,	Mar 28,
(In thousands, except par value amounts)	2010	2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,037,564	$1,065,987
Short-term investments	452,429	258,946
Accounts receivable, net	231,078	216,390
Inventories	128,935	119,832
Deferred tax assets	83,482	63,709
Prepaid expenses and other current assets	25,238	27,604
Total current assets	1,958,726	1,752,468

Property, plant and equipment, at cost	720,990	776,808
Accumulated depreciation and amortization	(353,476)	(388,901)
Net property, plant and equipment	367,514	387,907
Long-term investments	503,106	347,787
Goodwill	117,955	117,955
Acquisition-related intangibles, net	—	2,493
Other assets	174,650	203,291
Total Assets	$3,121,951	$2,811,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,452	$48,201
Accrued payroll and related liabilities	115,269	89,918
Income taxes payable	4,028	10,171
Deferred income on shipments to distributors	77,395	62,364
Other accrued liabilities	56,824	22,412
Total current liabilities	361,968	233,066

Convertible debentures	354,460	352,110

Deferred tax liabilities	247,822	196,189

Long-term income taxes payable	122,287	80,699

Other long-term liabilities	1,506	1,077

Commitments and contingencies (Note 17, Note 19)

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,765	2,755
Additional paid-in capital	1,067,748	1,085,745
Retained earnings	959,909	879,118
Accumulated other comprehensive income (loss)	3,486	(18,858)
Total stockholders’ equity	2,033,908	1,948,760
Total Liabilities and Stockholders’ Equity	$3,121,951	$2,811,901

* Derived from audited financial statements and adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	Jan 2,	Dec 27,
(In thousands)	2010	2008*
Cash flows from operating activities:
Net income	$208,952	$283,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,932	42,167
Amortization	11,777	12,420
Stock-based compensation	41,010	41,188
Gain on early extinguishment of convertible debentures	—	(58,290)
Net (gain) loss on sale of available-for-sale securities	12	(2,740)
Amortization of debt discount on convertible debentures	2,893	3,797
Convertible debt derivatives – revaluation and amortization	(542)	798
Impairment loss on investments	3,041	53,162
Tax benefit (expense) from exercise of stock options	(7,662)	668
(Excess) reduction of tax benefit from stock-based compensation	15,868	(4,759)
Changes in assets and liabilities:
Accounts receivable, net	(14,688)	35,557
Inventories	(8,883)	(19,297)
Deferred income taxes	35,307	63,453
Prepaid expenses and other current assets	(5,272)	6,180
Other assets	25,042	(15,220)
Accounts payable	60,250	(5,996)
Accrued liabilities (including restructuring activities)	57,893	18,772
Income taxes payable	(27,540)	(33,699)
Deferred income on shipments to distributors	15,031	(40,167)
Net cash provided by operating activities	450,421	381,676

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,325,973)	(832,919)
Proceeds from sale and maturity of available-for-sale securities	1,001,091	1,078,161
Purchases of property, plant and equipment	(17,540)	(32,711)
Other investing activities	(2,972)	(493)
Net cash provided by (used in) investing activities	(345,394)	212,038

Cash flows from financing activities:
Repurchases of convertible debentures	—	(146,324)
Repurchases of common stock	(25,000)	(275,000)
Proceeds from issuance of common stock through various stock plans	29,035	79,620
Payment of dividends to stockholders	(121,617)	(115,982)
Excess (reduction of) tax benefit from stock-based compensation	(15,868)	4,759
Net cash used in financing activities	(133,450)	(452,927)

Net increase (decrease) in cash and cash equivalents	(28,423)	140,787

Cash and cash equivalents at beginning of period	1,065,987	866,995

Cash and cash equivalents at end of period	$1,037,564	$1,007,782

Supplemental disclosure of cash flow information:
Interest paid	$10,776	$17,055
Income taxes paid, net of refunds	$25,238	$59,400

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2010 is a 53-week year ending on April 3, 2010, while fiscal 2009, which ended on March 28, 2009, was a 52-week fiscal year. The third quarter of fiscal 2010 was a 14-week quarter ended on January 2, 2010, while the third quarter of fiscal 2009 was a 13-week quarter ended on December 27, 2008. The first and second quarters of fiscal 2010 and 2009 were all 13-week quarters.

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

	Mar 28, 2009
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

(2) Other assets as of March 28, 2009 decreased by $13.6 million due to a decrease to long-term deferred tax assets of $7.0 million and a retroactive adjustment of debt issuance costs from other assets to additional paid-in capital of $6.6 million upon the adoption of the accounting standard for convertible debentures. The reclassification resulted in a cumulative decrease in amortization of debt issuance costs of $488 thousand as of March 28, 2009.

The effect of the retrospective adoption on individual line items on the Company’s condensed consolidated statements of income for the periods indicated was as follows:

	Year Ended				Year Ended
	Mar 28, 2009				Mar 29, 2008
(In thousands, except per share amounts)	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Gain on early extinguishment of
convertible debentures	$110,606	$(35,572	) (1)	$75,034	$—	$—		$—
Interest and other income (expense), net	12,189	(4,587	) (2)	7,602	52,750	(4,604	) (2)	48,146
Provision for income taxes	122,544	(26,237)		96,307	100,047	127		100,174
Net income	375,640	(13,922)		361,718	374,047	(4,731)		369,316
Net income per common share - basic	$1.36	$(0.05)		$1.31	$1.27	$(0.02)		$1.25
Net income per common share - diluted	$1.36	$(0.05)		$1.31	$1.25	$(0.01)		$1.24

	Three Months Ended				Nine months Ended
	Dec 27, 2008				Dec 27, 2008
(In thousands, except per share amounts)	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Gain on early extinguishment of
convertible debentures	$89,672	$(31,382	) (1)	$58,290	$89,672	$(31,382)		$58,290
Interest and other income (expense), net	(575)	(1,168	) (2)	(1,743)	13,620	(3,645	) (2)	9,975
Provision for income taxes	49,765	(12,620)		37,145	96,261	(13,581)		82,680
Net income	139,374	(19,930)		119,444	305,128	(21,446)		283,682
Net income per common share - basic	$0.51	$(0.07)		$0.44	$1.10	$(0.07)		$1.03
Net income per common share - diluted	$0.51	$(0.07)		$0.44	$1.10	$(0.08)		$1.02

(1) Gain on early extinguishment of convertible debentures decreased due to the allocation of the original gain to additional paid-in capital.

(2) Interest and other income (expense), net decreased due to additional interest expense recorded retroactively, partially offset by a reduction of amortization of debt issuance costs.

The retrospective adoption does not change the Company’s net cash provided by (used in) operating, investing or financing activities for any periods.

     Subsequent Events

Events that have occurred subsequent to January 2, 2010 have been evaluated through February 9, 2010, the date the Company issued these financial statements. See “Note 21. Subsequent Events” for additional information.

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

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. This authoritative guidance was effective for the first reporting period (including interim periods) beginning after its issuance, which for the Company was its third quarter of fiscal 2010, and it did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued the authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables. This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements.

In October 2009, the FASB issued the authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the Company’s fourth quarter of fiscal 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the Company’s first quarter of fiscal 2012. The Company does not expect these new standards to have significant impacts on the Company’s consolidated financial statements.

Note 3. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of January 2, 2010 and March 28, 2009, Avnet accounted for 82% and 81% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 49% of the Company’s worldwide net revenues in both the third quarter and the first nine months of fiscal 2010. For the third quarter and the first nine months of fiscal 2009, resale of product through Avnet accounted for 55% and 56% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing at least 95% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of January 2, 2010, less than 4% of the Company’s $1.89 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.7 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first nine months of fiscal 2010 and 2009, $1.3 million and $1.4 million, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The maturity dates range from March 2023 to November 2047.

As of January 2, 2010, approximately 18% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced volatility and disruption due to instability in the global financial system and uncertainty related to global economic conditions. While general conditions in the global credit markets have improved, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. See “Note 5. Financial Instruments” for a table of the Company’s available-for-sale securities.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2010 and the Company did not adjust or override any fair value measurements as of January 2, 2010.

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

The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes and mortgage-backed securities. The Company’s Level 2 assets and liabilities include foreign currency forward contracts.

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

The Company’s Level 3 assets and liabilities include student loan auction rate securities and the embedded derivative related to the Company’s debentures.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2010 and March 28, 2009:

	Jan 2, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$481,646	$—	$—	$481,646
Bank certificates of deposit	—	59,991	—	59,991
Commercial paper	—	306,798	—	306,798
Corporate bonds	—	4,809	—	4,809
Auction rate securities	—	—	63,798	63,798
Municipal bonds	—	12,716	—	12,716
U.S. government and agency securities	4,967	46,326	—	51,293
Foreign government and agency securities	—	392,887	—	392,887
Floating rate notes	—	179,819	—	179,819
Mortgage-backed securities	—	337,200	—	337,200
Foreign currency forward contracts (net)	—	780	—	780
Total assets measured at fair value	$486,613	$1,341,326	$63,798	$1,891,737

Liabilities:
Convertible debentures – embedded derivative	$—	$—	$1,524	$1,524
Total liabilities measured at fair value	$—	$—	$1,524	$1,524

Net assets measured at fair value	$486,613	$1,341,326	$62,274	$1,890,213

	Mar 28, 2009
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market funds	$343,750	$—	$—	$343,750
Bank certificates of deposit	—	20,001	—	20,001
Commercial paper	—	229,869	—	229,869
Corporate bonds	—	11,485	—	11,485
Auction rate securities	—	—	58,354	58,354
Municipal bonds	—	14,520	—	14,520
U.S. government and agency securities	2,972	6,952	—	9,924
Foreign government and agency securities	—	453,664	—	453,664
Floating rate notes	—	230,575	—	230,575
Asset-backed securities	—	5,894	36,492	42,386
Mortgage-backed securities	—	169,201	—	169,201
Total assets measured at fair value	$346,722	$1,142,161	$94,846	$1,583,729

Liabilities:
Foreign currency forward contracts (net)	$—	$1,082	$—	$1,082
Convertible debentures – embedded derivative	—	—	2,110	2,110
Total liabilities measured at fair value	$—	$1,082	$2,110	$3,192

Net assets measured at fair value	$346,722	$1,141,079	$92,736	$1,580,537

     Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months	Nine Months
	Ended	Ended
(In thousands)	Jan 2, 2010	Jan 2, 2010
Balance as of beginning of period	$79,256	$92,736
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	7	(414)
Included in other comprehensive income (loss)	3,311	10,202
Included in impairment loss on investments	—	—
Sales and settlements, net (1)	(20,300)	(40,250)
Balance as of end of period	$62,274	$62,274

(1) During the third quarter of fiscal 2010, $20.0 million notional value of senior class asset-backed securities matured at par value and $300 thousand of student loan auction rate securities were redeemed for cash at par value. In addition, during the first and second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss that is included in interest and other income (expense), net, and $950 thousand of student loan auction rate securities were redeemed for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

	Three Months Ended		Nine Months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
(In thousands)	2010	2008	2010	2008
Interest and other income (expense), net	$7	$(1,070)	$586	$(740)
Impairment loss on investments	(3,041)	(18,240)	(3,041)	(38,006)

As of January 2, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $63.8 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. During the first nine months of fiscal 2010, the discount rate decreased by approximately 170 to 200 basis points (1.70 and 2.00 percentage points). The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its condensed consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.7 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.

During the second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. During the third quarter of fiscal 2010, $20.0 million notional value of senior class asset-backed securities matured at par value. As of the end of the third quarter of fiscal 2010, the Company had no investments in the asset-backed security category.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior subordinated convertible debentures to an initial purchaser in a private offering. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of January 2, 2010 was $689.6 million. The fair value of the debentures as of January 2, 2010 was approximately $640.4 million, based on the last trading price of the debentures. The debentures included embedded features that qualify as an embedded derivative under authoritative guidance issued by the FASB. The embedded derivative was separately accounted for as a discount on the debentures and its fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over LIBOR. The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.

     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of January 2, 2010, the Company had non-marketable equity securities in private companies of $19.1 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized an impairment loss on non-marketable equity investments of $3.0 million during the third quarter of fiscal 2010 and $2.3 million during the first quarter of fiscal 2009 due to the weak financial condition of certain investees. The entire amount of each of the impaired non-marketable equity investments was written off. No impairment loss on non-marketable equity investments was recognized during the second and third quarter of fiscal 2009 or the first and second quarter of fiscal 2010.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities:

	Jan 2, 2010				Mar 28, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$481,646	$—	$—	$481,646	$343,750	$—	$—	$343,750
Bank certificates of deposit	59,991	—	—	59,991	20,001	—	—	20,001
Commercial paper	306,798	—	—	306,798	229,869	—	—	229,869
Corporate bonds	4,677	136	(4)	4,809	11,579	207	(301)	11,485
Auction rate securities	69,200	—	(5,402)	63,798	70,450	—	(12,096)	58,354
Municipal bonds	12,680	106	(70)	12,716	14,868	74	(422)	14,520
U.S. government and
agency securities	51,420	4	(131)	51,293	9,789	137	(2)	9,924
Foreign government and
agency securities	392,871	16	—	392,887	453,505	159	—	453,664
Floating rate notes	180,836	199	(1,216)	179,819	244,222	303	(13,950)	230,575
Asset-backed securities	—	—	—	—	46,275	13	(3,902)	42,386
Mortgage-backed securities	332,017	7,379	(2,196)	337,200	164,533	5,004	(336)	169,201
	$1,892,136	$7,840	$(9,019)	$1,890,957	$1,608,841	$5,897	$(31,009)	$1,583,729

Included in:
Cash and cash equivalents				$935,422				$976,996
Short-term investments				452,429				258,946
Long-term investments				503,106				347,787
				$1,890,957				$1,583,729

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of January 2, 2010 and March 28, 2009:

	Jan 2, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$521	$(4)	$—	$—	$521	$(4)
Auction rate securities	—	—	63,797	(5,403)	63,797	(5,403)
Municipal bonds	583	(1)	1,879	(69)	2,462	(70)
U.S. government and agency
securities	39,787	(131)	—	—	39,787	(131)
Floating rate notes	11,868	(210)	55,578	(1,005)	67,446	(1,215)
Mortgage-backed securities	156,925	(2,196)	—	—	156,925	(2,196)
	$209,684	$(2,542)	$121,254	$(6,477)	$330,938	$(9,019)

	Mar 28, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,729	$(49)	$471	$(252)	$2,200	$(301)
Auction rate securities	58,354	(12,096)	—	—	58,354	(12,096)
Municipal bonds	4,103	(274)	2,302	(148)	6,405	(422)
U.S. government and agency
securities	717	(2)	—	—	717	(2)
Floating rate notes	95,746	(5,762)	116,586	(8,188)	212,332	(13,950)
Asset-backed securities	5,267	(393)	36,492	(3,509)	41,759	(3,902)
Mortgage-backed securities	23,421	(294)	306	(42)	23,727	(336)
	$189,337	$(18,870)	$156,157	$(12,139)	$345,494	$(31,009)

The gross unrealized losses on these investments were primarily due to adverse conditions in the global credit markets in fiscal 2010 and 2009. For available-for-sale debt securities with unrealized losses, the Company performs additional analysis in order to evaluate whether or not the losses are associated with the underlying creditworthiness of the security. When assessing whether the decline in fair value is other than temporary, the Company considers the fair market value of the security, the duration of the security’s decline, the financial condition of the issuer as well as any other relevant information. Management also assesses whether it intends to sell the security or whether it would more likely than not be required to sell the security before expected recovery. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of January 2, 2010 and March 28, 2009 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant in relation to the Company’s total available-for-sale portfolio as of January 2, 2010 and March 28, 2009. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of January 2, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$906,164	$906,205
Due after one year through five years	104,166	103,304
Due after five years through ten years	109,163	110,734
Due after ten years	290,997	289,068
	$1,410,490	$1,409,311

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine months Ended
(In thousands)	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2010	2008	2010	2008
Proceeds from sale of available-for-sale securities	$36,163	$29,648	$98,238	$193,008

Gross realized gains on sale of available-for-sale securities	$622	$282	$2,360	$4,150
Gross realized losses on sale of available-for-sale securities	(537)	(832)	(2,371)	(1,413)
Net realized gains (losses) on sale of available-for-sale securities	$85	$(550)	$(11)	$2,737

Amortization of premiums (discounts) on available-for-sale securities, net	$58	$(3,924)	$(215)	$(10,500)

The cost of securities matured or sold is based on the specific identification method.

Note 6. Derivative Financial Instruments

As of January 2, 2010 and March 28, 2009, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

(In thousands and U.S. dollars)	Jan 2,	Mar 28,
	2010	2009
Euro	$35,814	$51,072
Singapore dollar	46,980	30,123
Japanese Yen	11,569	12,563
British Pound	7,884	6,408
	$102,247	$100,166

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2010 and January 2011. The net unrealized gain or loss was an unrealized gain of $780 thousand as of January 2, 2010 and an unrealized loss of $1.1 million as of March 28, 2009.

As of January 2, 2010 and March 28, 2009, all the forward foreign currency exchange contracts are designated and qualify as cash flow hedges and the effective portion of the gain or loss on the forward contract is reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings.

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

The debentures include provisions that qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the debentures and its fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $2.1 million and $1.5 million as of March 28, 2009 and January 2, 2010, respectively. The change (decrease) in the fair value of the embedded derivative of $586 thousand during the first nine months of fiscal 2010 was recorded as an increase to interest and other income (expense), net on the Company’s condensed consolidated statements of income. The change (increase) in the fair value of the embedded derivative of $740 thousand during the first nine months of fiscal 2009 was recorded as a decrease to interest and other income (expense), net on the Company’s condensed consolidated statements of income.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments designated as hedging instruments as of January 2, 2010 and March 28, 2009, utilized for risk management purposes detailed above:

(In thousands)	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
January 2, 2010	Prepaid expenses and other current assets	$1,995	Other accrued liabilities	$1,215

March 28, 2009	Prepaid expenses and other current assets	$2,307	Other accrued liabilities	$3,389

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the three and nine months ended January 2, 2010:

(In thousands)	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
Derivatives in Cash	in OCI on	Statement of	from Accumulated		Amount of Gain
Flow Hedging	Derivative	Income	OCI into Income	Statement of	(Loss) Recorded
Relationships	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)
Three Months Ended January 2, 2010

		Interest and		Interest and
Foreign exchange		other income		other income
contracts	$(4,104)	(expense), net	$2,810	(expense), net	$(5)

Nine months Ended January 2, 2010

		Interest and		Interest and
Foreign exchange		other income		other income
contracts	$1,906	(expense), net	$3,700	(expense), net	$2

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

     Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (Employee Stock Purchase Plan):

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
(In thousands)	2010	2008	2010	2008
Stock-based compensation included in:
Cost of revenues	$1,291	$1,337	$3,678	$4,416
Research and development	7,289	6,055	18,140	18,702
Selling, general and administrative	6,939	5,649	18,247	17,506
Restructuring charges	—	—	945	564
	$15,519	$13,041	$41,010	$41,188

During the first nine months of fiscal 2010 and 2009, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $5.9 million and $10.3 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the third quarter of fiscal 2010 was $5.88 ($6.74 for the third quarter of fiscal 2009) and for the first nine months of fiscal 2010 was $5.66 ($7.38 for the first nine months of fiscal 2009). The fair values of stock options granted in fiscal 2010 and 2009 were estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2010	2008	2010	2008
Expected life of options (years)	5.3	5.4	5.2 to 5.3	5.4
Expected stock price volatility	0.32 to 0.34	0.51 to 0.53	0.32 to 0.43	0.33 to 0.53
Risk-free interest rate	2.3%	1.6% to 2.8%	1.8% to 2.9%	1.6% to 3.5%
Dividend yield	2.7% to 2.8%	2.9% to 3.4%	2.4% to 3.0%	2.1% to 3.4%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per-share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during the first nine months of fiscal 2010 and 2009 were $6.13 and $7.35, respectively, which were estimated at the date of grant using the following assumptions:

	2010	2009
Expected life of options (years)	0.5 to 2.0	0.5 to 2.0
Expected stock price volatility	0.33 to 0.34	0.36
Risk-free interest rate	0.3% to 1.2%	1.9% to 2.5%
Dividend yield	2.5%	2.3%

The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2010 was $21.89 ($16.30 for the third quarter of fiscal 2009) and for the first nine months of fiscal 2010 was $19.38 ($22.73 for the first nine months of fiscal 2009). The weighted-average fair values of RSUs granted in fiscal 2010 and 2009 were calculated based on estimates at the date of grant as follows:

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2010	2008	2010	2008
Risk-free interest rate	1.3% to 1.4%	1.2% to 1.9%	1.3% to 2.0%	1.2% to 3.2%
Dividend yield	2.7% to 2.8%	2.9% to 3.4%	2.4% to 3.0%	2.1% to 3.4%

     Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93
March 28, 2009	41,021	$32.51
Granted	2,111	$20.60
Exercised	(837)	$22.54
Forfeited/cancelled/expired	(9,066)	$32.31
January 2, 2010	33,229	$32.05

Options exercisable at:
March 28, 2009	35,059	$33.95
January 2, 2010	28,257	$33.72

The 2007 Equity Incentive Plan (2007 Equity Plan), which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expired ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. On August 12, 2009, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 5.0 million shares. As of January 2, 2010, 13.0 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months and nine months ended January 2, 2010 was $694 thousand and $925 thousand, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 27, 2008 was $473 thousand and $18.0 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

     Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested	(509)	$24.46
Cancelled	(324)	$24.25
March 28, 2009	2,970	$22.99
Granted	1,403	$19.38
Vested	(773)	$22.75
Cancelled	(185)	$22.70
January 2, 2010	3,415	$21.37

     Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 719 thousand shares for $10.2 million in the second quarter of fiscal 2010 and 947 thousand shares for $16.4 million in the second quarter of fiscal 2009. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2010. On August 12, 2009, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of January 2, 2010, 8.9 million shares were available for future issuance out of 42.5 million shares authorized.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 1.7 million and 1.0 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2010, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2009, the total shares used in the denominator of the diluted net income per common share calculation includes 226 thousand and 1.0 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.

Outstanding stock options and RSUs to purchase approximately 31.0 million and 44.4 million shares, for the third quarter and the first nine months of fiscal 2010, respectively, under the Company's stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs. For the third quarter and the first nine months of fiscal 2009, respectively, 43.2 million and 41.7 million of the Company’s stock options and RSUs outstanding were excluded from the calculation.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.48 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.48 per share, using the treasury stock method. The conversion price of $30.48 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through the third quarter of fiscal 2010.

Note 9. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Jan 2,	Mar 28,
(In thousands)	2010	2009
Raw materials	$8,413	$10,024
Work-in-process	85,589	79,426
Finished goods	34,933	30,382
	$128,935	$119,832

Note 10. Convertible Debentures and Revolving Credit Facility

     3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the debentures was adjusted to 32.8092 shares of common stock per $1 thousand principal amount of debentures, representing an adjusted conversion price of $30.48 per share through the third quarter of fiscal 2010.

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

The carrying values of the liability and equity components of the debentures, after the retrospective adoption, are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	Jan 2,	Mar 28,
	2010	2009
Liability component:
Principal amount of convertible debentures	$689,635	$689,635
Unamortized discount of liability component	(335,122)	(338,015)
Unamortized discount of embedded derivative from date of issuance	(1,577)	(1,620)
Carrying value of liability component	352,936	350,000
Carrying value of embedded derivative component	1,524	2,110
Convertible debentures – net carrying value	$354,460	$352,110

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of January 2, 2010, the remaining term of the debentures is 27.2 years.

Interest expense related to the debentures was included in interest and other income (expense), net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Nine months Ended
(In thousands)	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2010	2008	2010	2008
Contractual coupon interest	$5,388	$7,185	$16,428	$22,810
Amortization of debt issuance costs	56	73	168	305
Amortization of embedded derivative	14	16	43	57
Amortization of debt discount	982	1,218	2,893	3,797
Total interest expense related to the debentures	$6,440	$8,492	$19,532	$26,969

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

Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of January 2, 2010, none of the conditions allowing holders of the debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. Due to the repurchase of a portion of the debentures in fiscal 2009, the carrying value of the derivative was reduced to $1.6 million and will continue to be amortized to interest expense over the remaining term of the debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s condensed consolidated statements of income. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately.

     Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of January 2, 2010, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On February 25, 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). On November 6, 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. The 2008 Repurchase Program has no stated expiration date. Through January 2, 2010, the Company had used $299.3 million of the $800.0 million authorized under the 2008 Repurchase Program, of which $106.1 million was used to repurchase 4.3 million shares of its outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of January 2, 2010 or March 28, 2009.

In February 2007, the Board had previously authorized a $1.50 billion repurchase program (2007 Repurchase Program). During the first nine months of fiscal 2009, the Company entered into stock repurchase agreements with independent financial institutions to repurchase shares under both the 2007 Repurchase Program and the 2008 Repurchase Program. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $275.0 million for the first nine months of fiscal 2009. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company repurchased 10.8 million shares of common stock for $275.0 million during the first nine months of fiscal 2009, of which $81.1 million was purchased under the 2008 Repurchase Program while the remaining balance of $193.9 million was purchased under the 2007 Repurchase Program. There were no such arrangements and no repurchases of common stock in the first and second quarter of fiscal 2010. During the third quarter of fiscal 2010, the Company repurchased 1.1 million shares of common stock in the open market for a total of $25.0 million. As of January 2, 2010, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.

Note 12. Restructuring Charges

On April 15, 2009, Xilinx announced restructuring measures designed to drive structural operating efficiencies across the Company. Upon completion of the restructuring plan, Xilinx expects to reduce its global workforce by up to 200 positions, or approximately 6% of the Company’s global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated during the first nine months of fiscal 2010 and other positions will be eliminated during the fourth quarter of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

The Company recorded total restructuring charges of $5.5 million and $27.2 million in the third quarter and the first nine months of fiscal 2010, respectively, primarily related to severance pay expenses. As stated above, the Company expects to continue implementing the restructuring measures under the April 2009 restructuring, resulting in additional restructuring charges of approximately $3.0 million over the remaining period of fiscal 2010.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2010:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$682	$682
Restructuring charges	25,684	1,533	27,217
Cash payments	(20,141)	(1,865)	(22,006)
Non-cash settlements	(945)	—	(945)
Balance as of January 2, 2010	$4,598	$350	$4,948

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of January 2, 2010 primarily relates to severance pay and benefits that are expected to be paid during the fourth quarter of fiscal 2010.

In June 2008, Xilinx announced a functional reorganization pursuant to which Xilinx eliminated 249 positions, or approximately 7% of the Company’s global workforce at that time. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009. The Company recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance pay and benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2009:

	Employee	Facility-
	severance	related
(In thousands)	and benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Restructuring charges	20,539	1,484	22,023
Cash payments	(19,975)	(613)	(20,588)
Non-cash settlements	(564)	(131)	(695)
Balance as of December 27, 2008	$—	$740	$740

Note 13. Impairment Loss on Investments

The Company recorded impairment loss on investments of $3.0 million for the third quarter and the first nine months of fiscal 2010. This impairment loss was related to the write-down of the Company’s investments in non-marketable equity securities of private companies, resulted from the weak financial condition of certain investees.

The Company recognized impairment losses on investments of $19.5 million and $53.2 million during the third quarter and the first nine months of fiscal 2009, respectively. The $19.5 million of impairment losses for the third quarter of fiscal 2009 included $18.8 million of losses related to marketable debt securities in the Company’s investment portfolio and $700 thousand related to the Company’s investment in a non-marketable equity security.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in the Company’s investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and the Company recorded an impairment loss of $9.0 million during the first nine months of fiscal 2009, $600 thousand of which was recorded during the third quarter of fiscal 2009.

The Company also recognized an additional impairment loss of $18.2 million during the third quarter of fiscal 2009, which represented the remaining investment balance of the senior class asset-backed securities that were partially written off in the second quarter of fiscal 2009. At the time of the initial write-off in the second quarter of fiscal 2009, the Company understood, based on the issuer’s prospectus disclosures that investors would be repaid on a pari passu basis. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Based on these developments, the Company concluded that it was not likely to recover the remaining balance of its investment. This decline in fair value was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $18.2 million on these securities during the third quarter of fiscal 2009 in addition to the $19.8 million of impairment loss recorded during the second quarter of fiscal 2009. In October 2009, a higher court reversed the initial judicial interpretation and determined that the proceeds should be used to repay short-term liabilities on a pari passu basis. Given the significant liabilities of the issuer, it is uncertain whether the Company will recover any of its original investment. The Company has not recognized any amount it may be due. The original purchase price of these securities, excluding accrued interest, was $38.0 million.

In addition to the aforementioned amounts, the $53.2 million of impairment losses for the first nine months of fiscal 2009 included $2.3 million of write down of the Company’s investment in non-marketable equity securities in private companies, which was recorded due primarily to the weak financial condition of certain investees. Furthermore, during the same period the Company recorded $3.1 million of impairment losses in marketable equity securities investment as a result the continued decline in its market value, which led the Company to believe that the decline in the market value was other than temporary.

Note 14. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
(In thousands)	2010	2008*	2010	2008*
Interest income	$4,453	$12,378	$14,043	$40,453
Reversal of interest income	—	—	(8,656)	—
Interest expense	(6,440)	(8,492)	(19,532)	(26,969)
Other income (expense), net	1,445	(5,629)	911	(3,509)
	$(542)	$(1,743)	$(13,234)	$9,975

     * As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

During the first quarter of fiscal 2010, the Company recorded a charge of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 16. Income Taxes” for additional information.

Note 15. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
(In thousands)	2010	2008*	2010	2008*
Net income	$106,908	$119,444	$208,952	$283,682
Net change in unrealized loss on available-for-sale
securities, net of tax	1,437	(6,967)	14,840	(16,863)
Reclassification adjustment for (gains) losses on
available-for-sale securities, net of tax, included
in net income	(104)	361	(97)	(1,608)
Net change in unrealized gain (loss) on hedging
transactions, net of tax	(4,104)	3,457	1,906	(568)
Net change in cumulative translation adjustment	1,542	(4,453)	5,695	(6,874)
Comprehensive income	$105,679	$111,842	$231,296	$257,769

     * As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

The components of accumulated other comprehensive income (loss) as of January 2, 2010 and March 28, 2009 are as follows:

	Jan 2,	Mar 28,
(In thousands)	2010	2009
Accumulated unrealized loss on available-for-sale securities, net of tax	$(731)	$(15,474)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	894	(1,012)
Accumulated cumulative translation adjustment	3,323	(2,372)
Accumulated other comprehensive income (loss)	$3,486	$(18,858)

Note 16. Income Taxes

The Company recorded tax provisions of $26.1 million and $50.8 million for the third quarter and the first nine months of fiscal 2010, respectively, representing effective tax rates of 20% for both periods. The Company recorded tax provisions of $37.1 million and $82.7 million for the third quarter and the first nine months of fiscal 2009, respectively, representing effective tax rates of 24% and 23%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of January 2, 2010 decreased by $21.6 million to $180.2 million in the third quarter of fiscal 2010 due to the expiration of the statute of limitations on fiscal 2006. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $66.3 million as of January 2, 2010.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the consolidated balance sheet as of January 2, 2010 was $21.5 million, an increase of $17.5 million compared to the balance as of March 28, 2009. The increase is primarily the result of amounts accrued in the first quarter of fiscal 2010 on account of the Appeal Court decision described below.

The Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The U.S. federal statute of limitation on fiscal 2006 has also expired. The Company is no longer subject to tax audits in Ireland for years through fiscal 2004.

On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. The Company has no estimates of when the audit adjustments proposed in the notice of deficiency will be resolved.

On August 25, 2006, the IRS filed a Notice of Appeal that it appealed to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will further rule on this matter.

As a result of the original May 27, 2009 Appeals Court decision, the Company had recorded adjustments for taxes, penalties and interest to be accrued in the first quarter of fiscal 2010. No adjustment was recorded in connection with the withdrawal of the Appeals Court decision.

The Company believes it has provided adequate reserves for any tax deficiencies that could result from the matters described above. Due to the latest developments in the Appeals Court and various other factors, the Company believes it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease from IRS reviews within the next 12 months.

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

Years ending March 31,	(In thousands)
2010 (remaining three months)	$2,295
2011	7,694
2012	2,826
2013	2,168
2014	1,434
Thereafter	2,986
$19,403

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $8.4 million as of January 2, 2010. Rent expense, net of rental income, under all operating leases was $1.1 million and $4.2 million for the third quarter and the first nine months of fiscal 2010, respectively. Rent expense, net of rental income, under all operating leases was $1.4 million and $8.0 million for the third quarter and the first nine months of fiscal 2009, respectively. Rent expense for the first quarter of fiscal 2009 includes a $2.8 million charge related to a leased facility that the Company no longer intends to occupy. Rental income, which includes rents received from both owned and leased property, was not material for the third quarter and the first nine months of fiscal 2010 or 2009.

Other commitments as of January 2, 2010 totaled $85.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 2, 2010, the Company also had $11.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, the Company committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

Note 18. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. Activity related to the Company's product warranty liability for the first nine months of fiscal 2010 and 2009 was not significant.

The Company offers, subject to certain terms and conditions, to indemnify certain customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks. Subject to certain terms and conditions, the Company has also agreed to compensate certain customers for limited, specified costs they actually incur in the event the Company’s hardware products experience an epidemic failure. To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products. The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under certain of these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

Note 19. Contingencies

     Internal Revenue Service

On August 25, 2006, the IRS filed a Notice of Appeal that it appealed to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of the Company and rejected the IRS’s position that the value of compensatory stock options must be included in the Company’s cost sharing agreement with its Irish affiliate. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will further rule on this matter.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. The Company believes that adequate accruals have been provided for fiscal 2005 and all other open tax years.

     Patent Litigation

On November 5, 2009, Agere Systems, Inc. (Agere), a wholly-owned subsidiary of LSI Corporation (LSI), filed a notice and summons for an action for patent infringement and breach of contract of a patent license agreement between the Company and American Telephone and Telegraph Company (AT&T), to which LSI/Agere purports to be the successor from AT&T, against the Company in the Supreme Court of the State of New York (Agere Systems Inc. v. Xilinx, Inc., Index No. 603382/09, the New York State Action). On November 23, 2009, Agere and LSI filed a separate action for patent infringement against the Company in the U.S. District Court for the Southern District of New York (Agere Systems Inc. and LSI Corporation v. Xilinx, Inc., Case No, 09 CV 9719, the New York Federal Action). The New York State Action was removed to federal court and subsequently consolidated with the New York Federal Action. The amended consolidated complaint alleges infringement of seven patents and breach of the patent license agreement between the Company and AT&T which covers three additional patents. The complaint seeks injunctive relief, monetary damages and interest and attorneys’ fees. On January 15, 2010, the Company filed its answer to the consolidated action, denying the allegations made by LSI and Agere, and asserting counterclaims of infringement of ten patents by LSI and Agere. The trial is currently scheduled to begin on July 27, 2010. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

On November 20, 2009, the Company filed an action seeking 1) declaratory judgment of patent non-infringement, invalidity and unenforceability of patents asserted by LSI and Agere and 2) declaratory judgment of unenforceability of the patent license agreement between the Company and AT&T. The complaint was filed in the U.S. District Court for the District of Delaware (Xilinx, Inc., v. LSI Corp. and Agere Systems Inc. Civil Action No. 09-886-MMB), and was subsequently amended to include claims for patent infringement against LSI and Agere. The amended complaint seeks declaratory judgment with respect to the patent license agreement and seventeen patents, and asserts ten patents against LSI and Agere. The Company seeks declaratory relief, injunctive relief, monetary damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 20. Goodwill and Acquisition-Related Intangibles

As of January 2, 2010 and March 28, 2009, goodwill and the gross and net amounts of acquisition-related intangibles for all acquisitions were as follows:

	Jan 2,	Mar 28,
(In thousands)	2010	2009	Amortization Life
Goodwill	$117,955	$117,955

Patents-gross	$22,752	$22,752	5 to 7 years
Less accumulated amortization	22,752	22,738
Patents-net	—	14

Miscellaneous intangibles-gross	58,958	58,958	2 to 5 years
Less accumulated amortization	58,958	56,479
Miscellaneous intangibles-net	—	2,479

Total acquisition-related intangibles-gross	81,710	81,710
Less accumulated amortization	81,710	79,217
Total acquisition-related intangibles-net	$—	$2,493

Amortization expense for acquisition-related intangible assets for the first nine months of fiscal 2010 was $2.5 million. During the second and third quarter of fiscal 2010, the Company did not record any amortization expense from acquisition-related intangibles since all acquisition-related intangibles were fully amortized as of June 27, 2009. For the third quarter and the first nine months of fiscal 2009, amortization expense for acquisition-related intangible assets was $1.5 million and $4.3 million, respectively. Acquisition-related intangible assets were amortized on a straight-line basis. During the first quarter of fiscal 2010, the Company decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, the Company wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset.

Note 21. Subsequent Events

On January 19, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2010. The dividend is payable on March 3, 2010 to stockholders of record on February 10, 2010.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

     Valuation of Marketable and Non-marketable Securities

Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of January 2, 2010, we had marketable debt securities with a fair value of $1.41 billion and non-marketable equity securities in private companies of $19.1 million (adjusted cost).

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the FASB. We recorded an other-than-temporary impairment for marketable debt securities and a marketable equity security in the first nine months of fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in the first nine months of fiscal 2010.

Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in the first nine months of fiscal 2010 and 2009 of $3.0 million and $ 2.3 million, respectively.

     Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first nine months of fiscal 2010, approximately 70% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of January 2, 2010, we had $108.3 million of deferred revenue and $30.9 million of deferred cost of goods sold recognized as a net $77.4 million of deferred income on shipments to distributors. As of March 28, 2009, we had $90.4 million of deferred revenue and $28.0 million of deferred cost of goods sold recognized as a net $62.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from Support Products, which includes software and services sales, was less than 6% of net revenues for all of the periods presented.

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

We have elected to adopt the alternative transition method provided by the FASB for calculating the tax effects of stock-based compensation pursuant to the authoritative guidance for stock-based compensation. The alternative transition method includes simplified methods to establish the initial pool of excess tax benefits related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the pool of excess tax benefits and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the accounting guidance for stock-based compensation.

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

     Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights to purchase shares under our Employee Stock Purchase Plan. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate, expected forfeiture rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered: the volume of market activity of traded options, and determined there was sufficient market activity; the ability to reasonably match the input variables of traded options to those of options granted by us, such as date of grant and the exercise price, and determined the input assumptions were comparable; and the length of term of traded options used to derive implied volatility, which is generally one to two years and which was extrapolated to match the expected term of the employee options granted by us, and determined the length of the option term was reasonable. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture rate estimates in the first nine months of fiscal 2010 and 2009 reduced stock-based compensation expense by $12.2 million and $12.5 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009

The third quarter and the first nine months of fiscal 2010 were a 14-week and 40-week period, respectively, ended on January 2, 2010, while the third quarter and the first nine months of fiscal 2009 were a 13-week quarter and 39-week period, respectively, ended on December 27, 2008.

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine months Ended
	Jan 2,	Dec 27,	Jan 2,	Dec 27,
	2010	2008*	2010	2008*
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.9	36.1	37.3	36.3
Gross Margin	64.1	63.9	62.7	63.7

Operating Expenses:
Research and development	19.8	19.0	21.1	18.7
Selling, general and administrative	16.6	18.5	18.2	18.6
Amortization of acquisition-related intangibles	0.0	0.3	0.2	0.3
Restructuring charges	1.1	—	2.1	1.5
Total operating expenses	37.5	37.8	41.6	39.1

Operating Income	26.6	26.1	21.1	24.6
Gain on early extinguishment if convertible debentures	—	12.7	—	4.0
Impairment loss on investments	(0.6)	(4.3)	(0.2)	(3.7)
Interest and other income (expense), net	(0.1)	(0.3)	(1.0)	0.7

Income Before Income Taxes	25.9	34.2	19.9	25.6

Provision for income taxes	5.1	8.1	3.9	5.8

Net Income	20.8%	26.1%	16.0%	19.8%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:
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

Net revenues of $513.3 million in the third quarter of fiscal 2010 represented a 12% increase from the comparable prior year period of $458.4 million. Net revenues for the first nine months of fiscal 2010 were $1.30 billion, down 9% from the comparable prior year period of $1.43 billion. While we have seen a recovery in our business, the worldwide economic downturn adversely impacted our revenues in the first two quarters of fiscal 2010 compared with the same period in the prior year.

Total unit sales increased in the third quarter of fiscal 2010 but decreased for the first nine months of fiscal 2010 compared with the comparable prior year periods. Total average selling prices increased in the third quarter and first nine months of fiscal 2010 compared with the comparable prior year periods. No end customer accounted for more than 10% of our net revenues for any of the periods presented.

     Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
New Products	$168.4	$97.6	72%	$390.3	$234.6	66%
Mainstream Products	169.0	155.6	9%	441.6	523.8	(16)%
Base Products	151.4	181.9	(17)%	408.2	594.8	(31)%
Support Products	24.5	23.3	5%	64.4	77.0	(16)%
Total net revenues	$513.3	$458.4	12%	$1,304.5	$1,430.2	(9)%

Net revenues from New Products for the third quarter and the first nine months of fiscal 2010 increased significantly from the comparable prior year periods as a result of strong market acceptance of these products, particularly for our 65 nm Virtex-5 product family. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production. In addition, design win activity is strong for our next generation product families which include our high-end, 40-nm Virtex-6 field programmable gate arrays (FPGAs) and our high-volume, 45-nm Spartan-6 FPGAs. We expect these New Product families to contribute significantly to the growth in New Product revenues over time.

Net revenues from Mainstream Products increased during the third quarter of fiscal 2010 from the comparable prior year period due primarily to resumption in customer ordering patterns associated with the improved economic condition as well as probable inventory replenishment. Net revenues from Mainstream Products decreased during the first nine months of fiscal 2010 from the comparable prior year period due to lower demand associated with the weakened economic conditions during the earlier part of the fiscal year.

While recent demand showed relative sequential improvement, net revenues from Base Products declined during the third quarter and first nine months of fiscal 2010 from the comparable prior year periods, primarily due to lower demand associated with the weakened economic conditions occurring in the earlier part of the fiscal year.

Net revenues from Support Products increased during the third quarter of fiscal 2010 from the comparable prior year period due to increased demand, while during the first nine months of fiscal 2010, net revenues from Support Products decreased from the comparable prior year period due to lower demand associated with the weakened economic conditions during the earlier part of the fiscal year.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,	% Change	Jan 2,	Dec 27,	% Change
(% of total net revenues)	2010	2008	in Dollars	2010	2008	in Dollars
Communications	46%	44%	16%	47%	43%	(1)%
Industrial and Other	32	33	8%	31	33	(13)%
Consumer and Automotive	15	16	2%	15	16	(19)%
Data Processing	7	7	27%	7	8	(16)%
Total net revenues	100%	100%	12%	100%	100%	(9)%

Net revenues from Communications increased during the third quarter of fiscal 2010 compared to the same prior year period due to higher sales from both wired and wireless applications. Net revenues from Communications decreased during the first nine months of fiscal 2010 compared to the same prior year period due to a decline in sales from wired applications, which more than offset the increase in sales from wireless applications.

Net revenues from Industrial and Other increased during the third quarter but decreased during the first nine months of fiscal 2010 as compared to the comparable prior year periods. The increase in net revenues during the third quarter of fiscal 2010 was driven primarily by higher sales from defense and aerospace applications and to a lesser extent from industrial, scientific and medical applications as well as test and measurement applications. The decrease in net revenues during the first nine months of fiscal 2010 was primarily driven by weakness in industrial, scientific and medical applications as well as test and measurement applications during the earlier part of the fiscal year.

Net revenues from Consumer and Automotive increased during the third quarter of fiscal 2010 compared to the same prior year period primarily due to increased sales in audio, video and broadcast applications as well as automotive applications. Net revenues from Consumer and Automotive decreased during the first nine months of fiscal 2010 compared to the same prior year period due to decreased sales in audio, video and broadcast and consumer applications, primarily during the earlier part of the fiscal year.

During the third quarter of fiscal 2010, net revenues from Data Processing increased compared to the same prior year period primarily due to higher sales from computing and data processing applications, while during the first nine months of fiscal 2010, net revenues decreased from the comparable prior year period due to lower demand associated with the weakened economic conditions during the earlier part of the fiscal year.

     Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2010 and 2009 were as follows:

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
North America	$181.7	$155.1	17%	$456.5	$489.4	(7)%
Asia Pacific	182.3	154.3	18%	465.4	466.4	0%
Europe	103.3	99.5	4%	265.9	324.3	(18)%
Japan	46.0	49.5	(7)%	116.7	150.1	(22)%
Total net revenues	$513.3	$458.4	12%	$1,304.5	$1,430.2	(9)%

Except for Japan, net revenues in all geographies increased during the third quarter of fiscal 2010 from the comparable prior year period due to broad-based economic recovery across most end market segments. However, weakened economic conditions during the earlier part of fiscal year negatively impacted net revenues for the first nine months of fiscal 2010 as compared to the same prior year period.

Net revenues in North America increased during the third quarter of fiscal 2010 from the comparable prior year period primarily due to an increase in sales from wired communications, defense and aerospace, and test and measurement applications. Net revenues in North America decreased during the first nine months of fiscal 2010 from the comparable prior year period due to broad-based weakness across all end markets during the earlier part of the fiscal year.

During the third quarter of fiscal 2010, net revenues in Asia Pacific increased from the comparable prior year period as a result of strength in wired and wireless communications applications. During the first nine months of fiscal 2010, net revenues in Asia Pacific were flat from the comparable prior year period as strength in third generation wireless applications in China offset weak sales to most other end market segments.

Net revenues in Europe increased during the third quarter of fiscal 2010 as compared to the comparable prior year period primarily due to strength from automotive as well as audio, video and broadcast applications. Net revenues in Europe decreased during the first nine months of fiscal 2010 as compared to the comparable prior year period due to broad-based weakness across all end market segments with the exception of wireless communications.

Net revenues in Japan decreased during the third quarter and the first nine months of fiscal 2010 from the comparable prior year periods. The decrease in the third quarter of fiscal 2010 was primarily due to weaker sales from applications in the communications end market while the decline in the first nine months of fiscal 2010 was due to weaker sales in all end market segments with the exception of consumer applications.

Gross Margin

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
Gross margin	$329.0	$293.1	12%	$818.2	$910.9	(10)%
Percentage of net revenues	64.1%	63.9%		62.7%	63.7%

The gross margin increased slightly by 0.2 percentage point in the third quarter of fiscal 2010 but decreased 1.0 percentage point in the first nine months of fiscal 2010 compared to the same prior year periods. Gross margin in the third quarter of fiscal 2010 benefited primarily from yield improvement and higher revenues. The decrease in the first nine months of fiscal 2010 was driven by the product mix effect of New Product growth year-over-year and a decline in sales of Mainstream and Base Products, primarily in the earlier part of fiscal 2010. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
Research and development	$101.9	$87.0	17%	$275.2	$267.2	3%
Percentage of net revenues	20%	19%		21%	19%

R&D spending increased $14.9 million during the third quarter of fiscal 2010 and $8.0 million during the first nine months of fiscal 2010 compared to the same periods last year. The increase in R&D expenses for the third quarter of fiscal 2010 was mainly due to increased mask and wafer spending, as well as the impact of the additional one week within the 2010 fiscal period. For the first nine months of fiscal 2010, higher R&D spending was primarily attributable to the increased mask and wafer spending, partially offset by lower expenses attributable to headcount reduction as a result of a functional reorganization and reduced discretionary spending as part of our restructuring measures.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
Selling, general and administrative	$85.0	$85.0	0%	$237.2	$266.1	(11)%
Percentage of net revenues	17%	19%		18%	19%

SG&A expenses were flat during the third quarter of fiscal 2010 as compared to the same period last year. The savings from the headcount reduction related to our restructuring measures were offset by the impact of the additional one week and increased variable expenses due to higher revenue within the 2010 fiscal period. For the first nine months of fiscal 2010, SG&A expenses decreased by $28.9 million compared to the same period last year, which was primarily attributable to savings from headcount reduction as part of our restructuring measures.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
Amortization	$—	$1.5	(100)%	$2.5	$4.3	(42)%

During the first quarter of fiscal 2010, we decided to discontinue investing additional funds or resources in certain software technology that was previously acquired. Based on the fact that the future separately identifiable cash flows were not sufficient to recover the carrying value of the asset, we wrote off $1.9 million of remaining carrying value of this acquisition-related intangible asset in the first quarter of fiscal 2010. The remaining intangible assets related to prior acquisitions and have been fully depreciated by then end of the first quarter of fiscal 2010.

Restructuring Charges

On April 15, 2009, we announced restructuring measures designed to drive structural operating efficiencies across the company. Upon completion of the restructuring plan, we expect to reduce our global workforce by up to 200 positions, or approximately 6% of our global workforce. These employee terminations impact various geographies and functions worldwide. Certain positions were eliminated throughout the first nine months of fiscal 2010 and other positions will be eliminated during the fourth quarter of fiscal 2010. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2010.

We recorded total restructuring charges of $5.5 million and $27.2 million in the third quarter and the first nine months of fiscal 2010, respectively, primarily related to severance pay and benefits expenses. As stated above, we expect to continue implementing the restructuring measures resulting in additional restructuring charges relating to the April 2009 restructuring totaling approximately $3.0 million over the remaining period of fiscal 2010.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2010:

	Employee	Facility-
	severance	related and
(In millions)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$0.7	$0.7
Restructuring charges	25.7	1.5	27.2
Cash payments	(20.1)	(1.9)	(22.0)
Non-cash settlements	(1.0)	—	(1.0)
Balance as of January 2, 2010	$4.6	$0.3	$4.9

The charges above, as well as those included in the table below, have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of January 2, 2010 primarily relates to severance pay and benefits that are expected to be paid during the fourth quarter of fiscal 2010.

In June 2008, we announced a functional reorganization pursuant to which we eliminated 249 positions, or approximately 7% of our global workforce at that time. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009. We recorded total restructuring charges of $22.0 million in connection with the reorganization. These charges consisted of $19.5 million of severance pay and benefits expenses which were recorded in the first quarter of fiscal 2009 and $2.5 million of facility-related costs and severance benefits expenses which were recorded in the second quarter of fiscal 2009.

The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2009:

	Employee	Facility-
	severance	related
(In millions)	and benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Restructuring charges	20.5	1.5	22.0
Cash payments	(20.0)	(0.6)	(20.6)
Non-cash settlements	(0.5)	(0.2)	(0.7)
Balance as of December 27, 2008	$—	$0.7	$0.7

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

Stock-Based Compensation

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008	Change	2010	2008	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.3	0%	$3.7	$4.4	(17)%
Research and development	7.3	6.1	20%	18.1	18.7	0%
Selling, general and administrative	6.9	5.6	23%	18.3	17.5	4%
Restructuring charges	—	—	0%	0.9	0.6	68%
	$15.5	$13.0	19%	$41.0	$41.2	0%

The 19% increase in stock-based compensation expense for the third quarter of fiscal 2010 as compared to prior year period was due primarily due to the impact on the one additional week during the fiscal 2010 and higher number of options and RSUs granted during the 2010 period. For the nine months period of fiscal 2010, stock-based compensation is relatively flat as compared to the same prior year period.

Impairment Loss on Investments

We recorded an impairment loss on investments of $3.0 million for the third quarter of fiscal 2010, which also represented the total impairment loss for the first nine months of fiscal 2010, due to the weak financial condition of certain investees. We recognized impairment losses on investments of $19.5 million and $53.2 million during the third quarter and the first nine months of fiscal 2009, respectively. The $19.5 million of impairment losses for the third quarter of fiscal 2009 included $18.8 million of losses related to marketable debt securities in our investment portfolio and $700 thousand related to our investment in a non-marketable equity security.

During the second quarter of fiscal 2009, the issuer of one of the marketable debt securities in our investment portfolio filed for bankruptcy resulting in a significant decline in the fair value of this security. The original purchase price of this security, excluding accrued interest, was $10.0 million. Based upon the available market and financial data for the issuer, the decline in market value was deemed to be other than temporary and we recorded an impairment loss of $9.0 million during the first nine months of fiscal 2009, $600 thousand of which was recorded during the third quarter of fiscal 2009.

We also recognized an additional impairment loss of $18.2 million during the third quarter of fiscal 2009, which represented the remaining investment balance of the senior class asset-backed securities that were partially written off in the second quarter of fiscal 2009. At the time of the initial write-off in the second quarter of fiscal 2009, we understood, based on the issuer’s prospectus disclosures that investors would be repaid on a pari passu basis. In October 2008, the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Based on these developments, we concluded that it was not likely to recover the remaining balance of its investment. This decline in fair value was deemed to be other than temporary and, therefore, we recognized an impairment loss of $18.2 million on these securities during the third quarter of fiscal 2009 in addition to the $19.8 million of impairment loss recorded during the second quarter of fiscal 2009. . In October 2009, a higher court reversed the initial judicial interpretation and determined that the proceeds should be used to repay short-term liabilities on a pari passu basis. Given the significant liabilities of the issuer, it is uncertain whether we will recover any of our original investment. We have not recognized any amount it may be due.

In addition to the aforementioned amounts, the $53.2 million of impairment losses for the first nine months of fiscal 2009 included $2.3 million of write down of our investment in non-marketable equity securities in private companies, which was recorded due primarily to the weak financial condition of certain investees. Furthermore, during the same period we recorded $3.1 million of impairment losses in marketable equity securities investment as a result of the continued decline in its market value, which led us to believe that the decline in the market value was other than temporary.

Gain on Early Extinguishment of Convertible Debentures, Net

In November 2008, we paid $146.3 million in cash to repurchase $241.1 million (principal amount) of our debentures and recognized a net gain on early extinguishment of convertible debentures of $58.3 million, net of the write-off of the pro rata portions of unamortized debt issuance costs ($2.4 million) and unamortized derivative valuation ($573 thousand). Accrued interest paid at the time of repurchase totaled $1.4 million.

Effective March 29, 2009, we retrospectively adopted the authoritative guidance for convertible debentures issued by the FASB. The authoritative guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. See “Adoption of New Accounting Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for further information relating to the adoption.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008*	Change	2010	2008*	Change
Interest and other income (expense), net	$(0.5)	$(1.7)	69%	$(13.2)	$10.0	NM
Percentage of net revenues	(0)%	(0)%		(1)%	1%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)
NM - % change not meaningful

The decreases in interest and other income (expense), net for the third quarter and the first nine months of fiscal 2010 over the comparable prior year’s periods were primarily due to a decrease in interest rates earned on the investment portfolio. In addition, during the first quarter of fiscal 2010, we recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the IRS. See “Note 16. Income Taxes” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

Provision for Income Taxes

	Three Months Ended			Nine months Ended
	Jan 2,	Dec 27,		Jan 2,	Dec 27,
(In millions)	2010	2008*	Change	2010	2008*	Change
Provision for income taxes	$26.1	$37.1	(30)%	$50.8	$82.7	(39)%
Percentage of net revenues	5%	8%		4%	6%
Effective tax rate	20%	24%		20%	23%

* As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 1)

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates, which were less than the U.S. rate, and tax credits earned.

The decrease in the effective tax rate in the third quarter and the first nine months of fiscal 2010 as compared to the comparable prior year periods was primarily due to the inclusion in the prior year of gain on early extinguishment of debentures taxable at U.S. tax rates.

On August 25, 2006, the IRS filed a Notice of Appeal that it appealed to the U.S. Court of Appeals for the Ninth Circuit, the August 30, 2005 decision of the Tax Court. In its 2005 decision, the Tax Court decided in favor of us and rejected the IRS’s position that the value of compensatory stock options must be included in our cost sharing agreement with its Irish affiliate. On May 27, 2009, we received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that we should include stock option amounts in its cost sharing agreement with Xilinx Ireland. We did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. We have no estimate of when the Ninth Circuit Court of Appeals will further rule on this matter. See “Note 16. Income Taxes” and “Note 19. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are available for future sale. The combination of cash, cash equivalents and short-term and long-term investments as of January 2, 2010 and March 28, 2009 totaled $1.99 billion and $1.67 billion, respectively. As of January 2, 2010, we had cash, cash equivalents and short-term investments of $1.49 billion and working capital of $1.60 billion. As of March 28, 2009, cash, cash equivalents and short-term investments were $1.32 billion and working capital was $1.52 billion.

Operating Activities - During the first nine months of fiscal 2010, our operations generated net positive cash flow of $450.4 million, which was $68.7 million higher than the $381.7 million generated during the first nine months of fiscal 2009. The positive cash flow from operations generated during the first nine months of fiscal 2010 was primarily from net income as adjusted for noncash related items, net increases in accounts payable, accrued liabilities, deferred taxes (net liabilities position) and deferred income on shipments to distributors, and decrease in other assets. These items were partially offset by a decrease in income taxes payable and increases in accounts receivable, inventories and prepaid expenses and other current assets. Accounts receivable increased by $14.7 million as of January 2, 2010 from the levels at March 28, 2009, due to higher shipments during the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Consequently, days sales outstanding increased to 50 days as of January 2, 2010 from 43 days as of March 28, 2009. Our inventory levels were $9.1 million higher as of January 2, 2010 compared to March 28, 2009. Combined inventory days at Xilinx and distribution channel increased to 92 days as of January 2, 2010 from 80 days as of March 28, 2009, primarily due to higher inventory at both Xilinx and the distributor channel.

For the first nine months of fiscal 2009, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in accounts receivable and deferred income taxes and an increase in accrued liabilities. These items were partially offset by increases in inventories and decreases in income taxes payable and deferred income on shipments to distributors.

Investing Activities - Net cash used in investing activities of $345.4 million during the first nine months of fiscal 2010 included net purchases of available-for-sale securities of $324.9 million, $17.5 million for purchases of property, plant and equipment and $3.0 million for other investing activities. Net cash provided by investing activities of $212.0 million during the first nine months of fiscal 2009 included net proceeds from the sale and maturity of available-for-sale securities of $245.2 million, partially offset by $32.7 million for purchases of property, plant and equipment and $500 thousand for other investing activities.

Financing Activities - Net cash used in financing activities was $133.5 million in the first nine months of fiscal 2010 and consisted of $121.6 million for dividend payments to stockholders, $25.0 million in repurchases of common stock and $15.9 million for the reduction of tax benefit from stock-based compensation and was offset by $29.0 million of proceeds from the issuance of common stock under employee stock plans. For the comparable fiscal 2009 period, net cash used in financing activities was $452.9 million and consisted of $275.0 million for the repurchase of common stock, $146.3 million for the repurchase of debentures and $116 million for dividend payments to stockholders. These items were offset by $79.6 million of proceeds from the issuance of common stock under employee stock plans and $4.8 million for excess tax benefits from stock-based compensation.

Stockholders’ equity increased $85.1 million during the first nine months of fiscal 2010. The increase was attributable to the $209.0 million in net income for the first nine months of fiscal 2010, stock-based compensation related amounts totaling $37.4 million, the issuance of common stock under employee stock plans of $29.0 million, the change in unrealized losses on available-for-sale securities, net of deferred tax benefits of $14.7 million, cumulative translation adjustment of $5.7 million and the change in hedging transaction unrealized gains of $1.9 million. The increases were offset by the payment of dividends to stockholders of $121.6 million, reduction of tax benefit associated with stock option exercises and the Employee Stock Purchase Plan of $58.5 million, repurchases of common stock of $25.0 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $7.7 million.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See “Note 17. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of January 2, 2010 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of January 2, 2010, we had $85.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 2, 2010, we also had $11.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

In the fourth quarter of fiscal 2005, we committed up to $20.0 million to acquire, in the future, rights to intellectual property until July 2023. This commitment was reduced to $5.0 million in May 2009. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, we issued $1.00 billion principal amount of 3.125% debentures due March 15, 2037. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of January 2, 2010 was $689.6 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of January 2, 2010, $122.3 million of liabilities recorded in connection with uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with these liabilities as of January 2, 2010, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements

As of January 2, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as well as our $250.0 million revolving credit facility entered into in April 2007. We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility. We also have a shelf registration on file with the SEC pursuant to which we may offer an indeterminate amount of debt, equity and other securities in the future to augment our liquidity and capital resources.

During the third quarter of fiscal 2010, we used $25.0 million of cash to repurchase 1.1 million shares of our common stock. We did not repurchase any common stock or debentures during the first and second quarter of fiscal 2010. We used $275.0 million of cash to repurchase 10.8 million shares of our common stock during the first nine months of fiscal 2009. In addition, during the third quarter of fiscal 2009, we paid $146.3 million of cash to repurchase $241.1 million (principal amount) of our debentures, resulting in a net gain on early extinguishment of debentures of $58.3 million. During the first nine months of fiscal 2010, we paid $121.6 million in cash dividends to stockholders, representing an aggregate amount of $0.44 per common share. During the first nine months of fiscal 2009, we paid $116.0 million in cash dividends to stockholders, representing an aggregate amount of $0.42 per common share. On January 19, 2010, our Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2010. The dividend is payable on March 3, 2010 to stockholders of record on February 10, 2010. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

The global credit crisis has imposed exceptional levels of volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. In addition, certain types of investments such as auction rate securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.

As of January 2, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $63.8 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 4% as of January 2, 2010. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

During the second quarter of fiscal 2010, we sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. During the third quarter of fiscal 2010, $20.0 million notional value of senior class asset-backed securities that were measured at fair value using Level 3 inputs matured at par value. As of the end of the third quarter of fiscal 2010, we had no investments in the asset-backed security category.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.41 billion as of January 2, 2010. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at January 2, 2010 would have affected the fair value of our investment portfolio by less than $8.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets have experienced significant volatility and disruption due to instability in the global financial system and uncertainty related to global economic conditions. While general conditions in the global credit markets have improved, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of January 2, 2010 and March 28, 2009, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	Jan 2,	Mar 28,
	2010	2009
Euro	$35,814	$51,072
Singapore dollar	46,980	30,123
Japanese Yen	11,569	12,563
British Pound	7,884	6,408
	$102,247	$100,166

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2010 and January 2011. The net unrealized gain or loss was an unrealized gain of $780 thousand as of January 2, 2010 and an unrealized loss of $1.1 million as of March 28, 2009.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at January 2, 2010 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by approximately $7.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 2, 2010 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 2, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. The Company has no estimate of when the Ninth Circuit Court of Appeals will further rule on this matter.

In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. The Company believes it has provided adequate reserves for any tax deficiencies that could result from this IRS action.

Patent Litigation

On November 5, 2009, Agere Systems, Inc. (Agere), a wholly-owned subsidiary of LSI Corporation (LSI), filed a notice and summons for an action for patent infringement and breach of contract of a patent license agreement between the Company and American Telephone and Telegraph Company (AT&T), to which LSI/Agere purports to be the successor from AT&T, against the Company in the Supreme Court of the State of New York (Agere Systems Inc. v. Xilinx, Inc., Index No. 603382/09, the New York State Action). On November 23, 2009, Agere and LSI filed a separate action for patent infringement against the Company in the U.S. District Court for the Southern District of New York (Agere Systems Inc. and LSI Corporation v. Xilinx, Inc., Case No, 09 CV 9719, the New York Federal Action). The New York State Action was removed to federal court and subsequently consolidated with the New York Federal Action. The amended consolidated complaint alleges infringement of seven patents and breach of the patent license agreement between the Company and AT&T which covers three additional patents. The complaint seeks injunctive relief, monetary damages and interest and attorneys’ fees. On January 15, 2010, the Company filed its answer to the consolidated action, denying the allegations made by LSI and Agere, and asserting counterclaims of infringement of ten patents by LSI and Agere. The trial is currently scheduled to begin on July 27, 2010. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

On November 20, 2009, the Company filed an action seeking 1) declaratory judgment of patent non-infringement, invalidity and unenforceability of patents asserted by LSI and Agere and 2) declaratory judgment of unenforceability of the patent license agreement between the Company and AT&T. The complaint was filed in the U.S. District Court for the District of Delaware (Xilinx, Inc., v. LSI Corp. and Agere Systems Inc. Civil Action No. 09-886-MMB), and was subsequently amended to include claims for patent infringement against LSI and Agere. The amended complaint seeks declaratory judgment with respect to the patent license agreement and seventeen patents, and asserts ten patents against LSI and Agere. The Company seeks declaratory relief, injunctive relief, monetary damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages and interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 28, 2009 as set forth below. Except for the inclusion of a risk factor regarding a recent government ruling on certain of our products, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K/A for the fiscal year ended March 28, 2009.

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

Global consumer confidence has eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While our results of operations sequentially improved during the second and third quarter of fiscal 2010, there is no guarantee that this improvement will continue in the future. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are increasingly dependent upon “turns,” orders received and turned for shipment in the same quarter, and we have historically derived a significant portion of our quarterly revenue during the last weeks of the quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

We are dependent on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

During the first nine months of fiscal 2010, nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), in Japan, by Toshiba Corporation (Toshiba) or Seiko Epson Corporation (Seiko) or in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, current economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010 we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

We have established other sources of wafer supply for our products in an effort to secure a continued supply of wafers. However, establishing, maintaining and managing multiple foundry relationships require the investment of management resources as well as additional costs. If we do not manage these relationships effectively, it could adversely affect our results of operations.

Global economic conditions, the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse affect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and a research and development site in India. In connection with the restructuring we announced in April 2009, we expect our international operations to grow as we relocate certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past and current economic weakness in these markets adversely affected revenues. While there have been signs of economic recovery in the U.S. and other markets, there can be no assurance that such improvement will continue or is sustainable. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could have a material adverse impact on our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system and the uncertainty related to global economic conditions.

As of January 2, 2010, less than 4% of our investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.7 million that were downgraded to an A rating during the fourth quarter of fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. We have collected and expect to collect all interest payable on these securities when due. During the first nine months of fiscal 2010, $1.3 million of these student loan auction rate securities were redeemed for cash by the issuers at par value. Beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets since there can be no assurance of a successful auction in the future. The maturity dates range from March 2023 to November 2047.

As of January 2, 2010, approximately 18% of the portfolio consisted of mortgage-backed securities. Substantially all of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.

While general conditions in the global credit markets have improved, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated due to the continued or worsening global economic conditions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a table of our available-for-sale securities.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries and have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. In connection with the restructuring we announced in April 2009, we expect these subcontractor activities to increase. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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
  field upgradeability;
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

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against our indemnitees or us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

We rely on information technology systems, and failure of these systems to function properly could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, we recently simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. Further, these systems are subject to external threats, power and telecommunication outages or other general system failure. Failure or penetration of our IT systems or difficulties in managing them could result in business disruption.

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

We develop complex and evolving products that include both hardware and software. Despite our testing efforts and those of our subcontractors, defects may be found in existing or new products. These defects may cause us to incur significant warranty, support and repair or replacement costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers. Subject to certain terms and conditions, the Company has agreed to compensate certain customers for limited specified costs they actually incur in the event the Company’s hardware products experience epidemic failure. As a result, epidemic failure and other performance problems could result in claims against us, the delay or loss of market acceptance of our products and would likely harm our business. Our customers could also seek damages from us for their losses.

In addition, we could be subject to product liability claims. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. Product liability risks are particularly significant with respect to aerospace, automotive and medical applications because of the risk of serious harm to users of these products. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business.

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

Resale of product through Avnet accounted for 49% of the Company’s worldwide net revenues in the first nine months of fiscal 2010, and as of January 2, 2010, Avnet accounted for 82% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

Based on a recent jurisdictional ruling, certain Xilinx space-grade FPGAs and related technologies are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. The ITAR governs the export and reexport of these FPGAs, the transfer of related technical data, the provision of defense services, as well as offshore production, test and assembly. We are required to maintain an internal compliance program and security infrastructure to meet ITAR requirements.

An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent ITAR licensing restrictions that may make our products less attractive to overseas customers, could have a materially adverse effect on our business, financial condition, and/or operating results.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and debentures, and significant issuances in the future may adversely impact the market price of our common shares.

As of January 2, 2010, we had 2.00 billion authorized common shares, of which 276.5 million shares were outstanding. In addition, 58.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 22.6 million shares were reserved for issuance upon conversion or repurchase of the debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 25, 2008, we announced a repurchase program of up to $800.0 million of common stock. On November 6, 2008, our Board of Directors approved the amendment of the Company’s $800.0 million stock repurchase program to provide that the funds may also be used to repurchase outstanding debentures. This repurchase program has no stated expiration date. The Company repurchased 1.1 million shares of its common stock in the open market for $25.0 million during the third quarter of fiscal 2010. Through January 2, 2010, the Company had used $299.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures, leaving $500.7 million that may yet be purchased under our current common stock and debentures repurchase program. See “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase plans.

ITEM 6. EXHIBITS

*3.2 Bylaws, as amended effective November 11, 2009
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K, File No. 00018548, filed on November 16, 2009.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date:	February 9, 2010	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance
and Chief Financial Officer
(as principal accounting and financial
officer and on behalf of Registrant)