Form 10-K
period 2010-04-03
XILINX INC
filed 2010-06-01
CIK 743988

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 3, 2010.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 000-18548
Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, CA	95124
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (408) 559-7778
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 26, 2009 as reported on the NASDAQ Global Select Market was approximately $4,185,651,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 21, 2010, the registrant had 273,858,235 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 11, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended April 3, 2010

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report and particularly in Items 1. “Business” and 3. “Legal Proceedings” which contain discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A. “Risk Factors.” Often, forward-looking statements can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.
ITEM 1. BUSINESS
Xilinx, Inc. (Xilinx, the Company or we) designs, develops and markets programmable platforms. These programmable platforms have several components:
•	integrated circuits (ICs) in the form of programmable logic devices (PLDs);
•	software design tools to program the PLDs;
•	targeted reference designs;
•	printed circuit boards; and
•	intellectual property (IP) cores.
In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.
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
Industry Overview
There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Xilinx designs and develops PLDs, a type of logic device. Alternatives to PLDs include application specific integrated circuits (ASICs) and application specific standard products (ASSPs). PLDs, ASICs and ASSPs compete with each other since they may be utilized in many of the same types of applications within electronic systems. However, variations in unit pricing, development cost, product performance, reliability, power consumption, capacity, functionality, ease of use and time-to-market determine the degree to which the devices compete for specific applications.
Key PLD competitive advantages versus competing ASICs and ASSPs include:
•
Faster time-to-market and increased design flexibility. Both of these advantages are enabled by Xilinx desktop software which allows users to implement and revise their designs quickly. In contrast, ASICs and ASSPs require significant development time and offer limited, if any, flexibility to make design changes.

•
PLDs are standard components. This means that the same device can be sold to many different users for myriad of applications. In sharp contrast, ASICs and ASSPs are customized for an individual user or a specific application.

PLDs are generally disadvantaged in terms of relative device size. ASICs and ASSPs tend to be smaller than PLDs, resulting in a lower unit cost. However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to PLD customers. This fixed cost of development is expected to significantly increase on next generation technology nodes. From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production; and, PLDs when used in low- to mid-volume production. However, we expect PLDs to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes, eroding their respective cost advantages.
An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	•	3G/4G Base Stations
		•	Wireless Backhaul

	Wireline	•	Metro Area Networks
		•	Optical Networks
		•	Enterprise Switches
		•	Mid-end and High-end Routers

Industrial and Other	Industrial, Scientific and Medical	•	Factory Automation
		•	Medical Imaging
		•	Test and Measurement Equipment

	Aerospace and Defense	•	Satellite Surveillance
		•	Radar and Sonar Systems
		•	Secure Communications

Consumer and Automotive	Consumer	•	Digital Televisions
		•	Digital Video Recorders
		•	SetTop Boxes

	Automotive	•	Infotainment Systems
		•	Driver Information Systems
		•	Vision-Based Driver Assistance Systems

	Audio, Video and Broadcast	•	Cable Head-end Systems
		•	Post Production Equipment
		•	Broadcast Cameras

Data Processing	Storage and Servers	•	Security and Encryption
		•	Computer Peripherals

	Office Automation	•	Copiers
		•	Printers
Strategy and Competition
Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for a short list of ultra-high volume commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements — cost, power, performance, and density — in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP non-recurring engineering costs, and increased risk.
With every new generation of FPGAs, our strategy is to increase the performance, densities and system-level functionality, while driving down cost and power consumption, at each manufacturing process node. Secondly, our strategy is to provide simpler, smarter programmable platforms and design methodologies that free up engineers to focus on end product innovation and differentiation.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Actel Corporation (Actel), from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. Other competitors include manufacturers of:
•	high-density programmable logic products characterized by FPGA-type architectures;
•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
•	ASICs and ASSPs with incremental amounts of embedded programmable logic;
•	high-speed, low-density CPLDs;
•	high-performance digital signal processing (DSP) devices;
•	products with embedded processors;
•	products with embedded multi-gigabit transceivers; and
•	other new or emerging programmable logic products.
We believe that important competitive factors in the logic IC industry include:
•	product pricing;
•	time-to-market;
•	product performance, reliability, quality, power consumption and density;
•	field upgradability;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	availability and functionality of predefined IP cores of logic;
•	inventory management;
•	access to leading-edge process technology and assembly capacity; and
•	ability to provide timely customer service and support.
Silicon Product Overview
A brief overview of the silicon product offerings, which comprise the majority of our revenues, follows in the table below. Some of our more mature product families have been excluded from the table although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.
Product Families

FPGAs	Date Introduced	Capacity	Process Technology
Virtex®-6	February 2009	75K to 760K Logic Cells	40-nanometer (nm)
Virtex-5	May 2006	20K to 330K Logic Cells	65-nm
Virtex-4	June 2004	12K to 200K Logic Cells	90-nm
Virtex-II Pro	March 2002	3K to 99K Logic Cells	130-nm
Virtex-II	January 2001	1K to 104K Logic Cells	150-nm
Spartan®-6	February 2009	4K to 150K Logic Cells	45-nm
Spartan-3A	December 2006	2K to 54K Logic Cells	90-nm
Spartan-3E	March 2005	2K to 33K Logic Cells	90-nm
Spartan-3	April 2003	2K to 75K Logic Cells	90-nm
Spartan-IIE	November 2001	2K to 16K Logic Cells	150-nm

CPLDs	Date Introduced	Capacity	Process Technology
CoolRunner™-II	January 2002	32 to 512 Macrocells	180-nm
Virtex FPGAs
The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance, 40-nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets as follows:
•	Virtex-6 LXT FPGAs — optimized for applications that require high-performance logic, DSP and serial connectivity with low-power 6.6G serial transceivers.
•	Virtex-6 SXT FPGAs — optimized for applications that require ultra high-performance DSP and serial connectivity with low-power 6.6G serial transceivers.
•	Virtex-6 HXT FPGAs — optimized for communications applications that require the highest-speed serial connectivity with up to 11.2G serial transceivers.
The Virtex-5 FPGA family consists of 26 devices in five product families: Virtex-5 LX FPGAs for logic-intensive designs, Virtex-5 LXT FPGAs for high-performance logic with serial connectivity, Virtex-5 SXT FPGAs for high-performance DSP with serial connectivity, Virtex-5 FXT FPGAs for embedded processing with serial connectivity and Virtex-5 TXT FPGAs for high-bandwidth serial connectivity.
Prior generation Virtex families include Virtex-4, Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family.
Spartan FPGAs
The sixth generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45-nm process technology. The Spartan-6 family is the PLD industry’s first 45-nm high-volume FPGA family, consisting of 11 devices in two product families:
•	Spartan-6 LX FPGAs — optimized for applications needing the lowest cost.
•	Spartan-6 LXT FPGAs — optimized for applications that require LX features plus 3.125G serial transceivers.
Spartan-3 FPGAs are 90-nm FPGAs and include the original Spartan-3 family, the Spartan-3E family and the Spartan-3A family.
Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.
CPLDs
CPLDs operate on the lowest end of the programmable logic density spectrum. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect. CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. Prior generations of CPLDs include the CoolRunner and XC9500 product families.
EasyPath™ FPGAs
EasyPath FPGAs offer customers a fast, simple method of cost-reducing FPGA designs. EasyPath FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, conversion engineering effort or the additional time required to move to an ASIC. The latest generation of EasyPath FPGAs, EasyPath-6 FPGAs, provide lower total product cost of ownership for cost-reducing high performance FPGAs.
Design Platforms and Services
Programmable Platforms
We offer three types of programmable platforms that support our customers’ designs and reduce their development efforts:
The Base Platform is the delivery vehicle for all new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; ISE® (Integrated Software Environment) Design Suite design environment; integration support of optional third-party synthesis, simulation, and signal integrity tools; reference designs; development boards and IP cores.

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
Design Tools
To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification.
The Xilinx ISE Design Suite features a complete tool chain for the three domain-specific categories: embedded, DSP and logic/connectivity. To further enhance productivity and help customers better manage the complexity of their designs, the ISE Design Suite enables designers to target area, performance, or power by simply selecting a design goal in the setup. The Xilinx ISE Design Suite also integrates with a wide range of third-party electronic design automation (EDA) software point-tools offerings.
Intellectual Property
Xilinx and various third parties offer hundreds of free and for-license IP components to accelerate our customers’ time to market, including a host of widely used IP such as Ethernet, memory controllers, and PCIe®, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, as well as market-specific IP. In addition, we have announced a partnership agreement with ARM® to define the next-generation ARM AMBA® AXI-4 interconnect technology that is enhanced and optimized for FPGA architectures to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.
Development Boards, Kits and Configuration Products
In addition to the broad selection of legacy development boards presently offered, we have introduced a new unified board strategy that enables the creation of a standardized and coordinated set of base boards available both from Xilinx and our ecosystem partners, all utilizing the industry-standard extensions that enable customization for market specific applications. Adopting this standard for all of our base boards enables the creation of a unified, scalable and extensible delivery mechanism for all Xilinx programmable platforms.
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
Third-Party Alliances
Xilinx and certain third parties have developed and continue to offer a robust ecosystem of IP, boards, tools, services, and support through the Xilinx alliance program. Xilinx also works with these third parties to make our programmable platforms available through third-party tools, IP, software, boards, and design services, and leveraged in customer designs.
Engineering Services
Xilinx engineering services provide customers with engineering resources to augment their design team and to provide expert design-specific advice. Xilinx tailors its engineering services to the needs of its customer, ranging from hands-on training to full design creation and implementation.
See information under the caption “Results of Operations — Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our product families.

Research and Development
Our research and development (R&D) activities are primarily directed towards the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP cores, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and the lowering of PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex-6 and Spartan-6 families. Additionally, we have made enhancements to our IP core offerings and introduced new versions of our ISE Design Suite. We extended our collaboration with our foundry suppliers in the development of 65-nm, 45-nm and 40-nm manufacturing technology and we were the first company in the PLD industry to ship 45-nm high-volume FPGA devices.
Our R&D challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2010, 2009 and 2008, our R&D expenses were $369.5 million, $355.4 million and $358.1 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to maintaining a significant level of R&D investment.
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
Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2010, 2009 or 2008. As of April 3, 2010 and March 28, 2009, Avnet accounted for 83% and 81% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 49%, 55% and 61% of the Company’s worldwide net revenues in fiscal 2010, 2009 and 2008, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support model as we deem appropriate given our strategies, the level of business and distributor performance and financial condition. For example, in the fourth quarter of fiscal 2010, we terminated our relationship with one of our North American-based distributors. See “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk and “Note 17. Segment Information” for information about our revenues from external customers and domestic and international operations.
Backlog
As of April 3, 2010, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $282.0 million, compared to $162.0 million as of March 28, 2009. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.
Wafer Fabrication
As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase wafers from multiple foundries including United Microelectronics Corporation (UMC), Toshiba Corporation (Toshiba), Seiko Epson Corporation (Seiko), Samsung Electronics Co., Ltd. and He Jian Technology (Suzhou) Co., Ltd. Currently, UMC manufactures the substantial majority of our wafers. In February 2010, the Company entered into an agreement with Taiwan Semiconductor Manufacturing Company Limited (TSMC) to be our foundry supplier at the 28-nm technology node.

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
Sort, Assembly and Test
Wafers purchased are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by Xilinx personnel at our Singapore facility or by independent test subcontractors. We purchase most of our assembly and some of our testing services from Siliconware Precision Industries Ltd. in Taiwan, Amkor Technology, Inc. in Korea and the Philippines and STATS ChipPAC Ltd. in Singapore.
Quality Certification
Xilinx has achieved quality management systems certification for ISO 9001:2000 for our facilities in San Jose, California; Dublin, Ireland; Longmont, Colorado; Singapore and Albuquerque, New Mexico. In addition, Xilinx achieved ISO 14001, TL 9000 and TS 16949 environmental and quality certifications in the San Jose, Dublin and Singapore locations, TL 9000 certifications in the Longmont and Albuquerque locations and TS 16949 certifications in the Albuquerque and Hyderabad, India locations.
Patents and Licenses
While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 3, 2010, we held more than 2,300 issued United States (U.S.) patents, which vary in duration, and over 650 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, system design, testing methodologies and other technologies relating to PLDs. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.
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
We maintain the Xilinx trade name as well as numerous trademarks and registered trademarks including Xilinx, Virtex, Spartan, ISE and associated logos. Maintaining these rights, and the goodwill associated with these trademarks and logos, is important to our business. We also have license rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.
We intend to protect our intellectual property vigorously. We believe that failure to enforce our intellectual property rights (including, for example, patents, copyrights and trademarks) or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. We incurred, and in the future we may continue to incur, litigation expenses to defend against claims of infringement and to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.
Employees
As of April 3, 2010, we had 2,948 employees compared to 3,145 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Executive Officers of the Registrant
Certain information regarding the executive officers of Xilinx as of June 1, 2010 is set forth below:

Name	Age	Position

Moshe N. Gavrielov	55	President and Chief Executive Officer (CEO)
Scott R. Hover-Smoot	55	Vice President, General Counsel and Secretary
Jon A. Olson	56	Senior Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	50	Senior Vice President, Programmable Platforms Development
Raja G. Petrakian	46	Senior Vice President, Worldwide Operations
Vincent F. Ratford	58	Senior Vice President, Worldwide Marketing
Vincent L. Tong	48	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	55	Senior Vice President, Worldwide Sales
There are no family relationships among the executive officers of the Company or the Board of Directors.
Moshe N. Gavrielov joined the Company in January 2008 as President and CEO and was appointed to the Board of Directors in February 2008. Prior to joining the Company, Mr. Gavrielov served at Cadence Design Systems, Inc., an electronic design automation company, as Executive Vice President and General Manager of the Verification Division from April 2005 through November 2007. Mr. Gavrielov served as CEO of Verisity Ltd., an electronic design automation company, from March 1998 to April 2005 prior to its acquisition by Cadence Design Systems, Inc. Prior to joining Verisity, Mr. Gavrielov spent nearly 10 years at LSI Corporation (formerly LSI Logic Corporation), a semiconductor manufacturer, in a variety of executive management positions, including Executive Vice President of the Products Group, Senior Vice President and General Manager of International Marketing and Sales and Senior Vice President and General Manager of LSI Logic Europe plc. Prior to joining LSI Corporation, Mr. Gavrielov held various engineering and engineering management positions at Digital Equipment Corporation and National Semiconductor Corporation.
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
Vincent F. Ratford joined the Company in January 2006 as Sr. Director of Marketing and Business Development. Mr. Ratford was promoted to Vice President and General Manager in October 2007. He was promoted to Senior Vice President, Solutions Development Group in April 2008 and assumed his current position of Senior Vice President, Worldwide Marketing in November 2008. Prior to joining the Company, he served as President and CEO of AccelChip, Inc. (AccelChip), a provider of synthesis software tools for designing DSP systems, from July 2004 until its acquisition by Xilinx in January 2006. Prior to that, Mr. Ratford operated the consulting firm, DeepTech Consulting, from April 2002 to July 2004. Mr. Ratford worked at Virage Logic Corporation, a provider of semiconductor IP, as Vice President of Marketing and Business Development from July 2000 to April 2002 and as Vice President of Sales and Marketing from February 1998 to July 2000. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics’ System Design Division from May 1993 to October 1995.
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
Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues — Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to “Note 17. Segment Information” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”
This annual report includes trademarks and service marks of Xilinx and other companies that are unregistered and registered in the U. S. and other countries.
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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:
•	timely completion of new product designs;
•	ability to generate new design opportunities or design wins;
•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
•	ability to utilize advanced manufacturing process technologies on circuit geometries of 45-nm and smaller;
•	achieving acceptable yields;
•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;
•	ability to obtain advanced packaging;
•	availability of supporting software design tools;
•	utilization of predefined IP cores of logic;
•	customer acceptance of advanced features in our new products; and
•	market acceptance of our customers’ products.

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
We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.
Nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), or in Japan, by Toshiba Corporation (Toshiba). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation (Seiko) and the wafers for some of our newer products are manufactured in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, unpredictable economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
We have established other sources of wafer supply for many of our products in an effort to secure a continued supply of wafers. However, establishing, maintaining and managing multiple foundry relationships require the investment of management resources as well as additional costs. If we do not manage these relationships effectively, it could adversely affect our results of operations.
General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.
During the past two years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved during the second half of fiscal 2010, there is no guarantee that these improvements will continue in the future. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.
The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry, including the current downturn. Down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result, and in the past has resulted in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are not reliable predictors of our future results.

The nature of our business makes our revenues difficult to predict which could have an adverse impact on our business.
In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon “turns,” orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.
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
Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Actel, from the ASIC market, which has been ongoing since the inception of FPGAs, from the ASSP market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic IC industry include:
•	product pricing;
•	time-to-market;
•	product performance, reliability, quality, power consumption and density;
•	field upgradeability;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	availability and functionality of predefined IP cores of logic;
•	inventory and supply chain management;
•	access to leading-edge process technology and assembly capacity; and
•	ability to provide timely customer service and support.
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
If greater demand for wafers is not offset by an increase in foundry capacity, or market demand for wafers or production and assembly materials increases, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases and wafer shortages or shortages in materials at production and test facilities and our resulting potential inability to address customer product demands in a timely manner. Such increases in wafer prices or materials could adversely affect our gross margins and shortages of wafers and materials would adversely affect our ability to meet customer demands and lead to reduced revenue.
We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.
Resale of product through Avnet accounted for 49% of our worldwide net revenues in fiscal 2010, and as of April 3, 2010, Avnet accounted for 83% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. In the fourth quarter of fiscal 2010, we terminated our relationship with one of our North American-based distributors. As a result, we are increasingly dependent on our relationship with Avnet. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.
In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Unpredictable economic conditions may adversely impact the financial health of some of these distributors, particularly our smaller distributors. This could result in the insolvency of certain distributors, the inability of distributors to obtain credit to finance the purchase of our products, or cause distributors to delay payment of their obligations to us and increase our credit risk exposure. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.
We are dependent on independent subcontractors for most of our assembly and test services and unavailability or disruption of these services could negatively impact our financial condition and results of operations.
We are also dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.
A number of factors can impact our gross margins.
A number of factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because the majority of our business is based on turns within the same quarter.
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

Because of our international business and operations, we are vulnerable to the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse affect on our business and negatively impact our financial condition and results of operations.
In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and a research and development site in India. In connection with the restructuring we announced in April 2009, our international operations grew as we relocated certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weakness in these markets adversely affected revenues. While there have been signs of economic recovery in the U.S. and other markets, there can be no assurance that such improvement will continue or is sustainable. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.
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
Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.
While general conditions in the global credit markets have improved, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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
We rely on information technology systems, and failure of these systems to function properly or unauthorized access to our systems could result in business disruption.
We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, we recently simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.
Earthquakes and other natural disasters could disrupt our operations and have a material adverse affect on our financial condition and results of operations.
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. Our insurance may not cover losses resulting from such disruptions of our operations. Additionally, disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.
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
We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.
We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. From time to time we have effected restructurings which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.
Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 3. “Legal Proceedings,” included in Part I, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

Our products could have defects which could result in reduced revenues and claims against us.
We develop complex and evolving products that include both hardware and software. Despite our testing efforts and those of our subcontractors, defects may be found in existing or new products. These defects may cause us to incur significant warranty, support and repair or replacement costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers. Subject to certain terms and conditions, we have agreed to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure. As a result, epidemic failure and other performance problems could result in claims against us, the delay or loss of market acceptance of our products and would likely harm our business. Our customers could also seek damages from us for their losses.
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
In preparing our financial statements in conformity with accounting principles generally accepted in the U. S., we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets, goodwill, taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
Our failure to comply with the requirements of the International Traffic and Arms Regulations could have a material adverse effect on our financial condition and results of operations.
Based on a recent jurisdictional ruling, certain Xilinx space-grade FPGAs and related technologies are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. The ITAR governs the export and reexport of these FPGAs, the transfer of related technical data and the provision of defense services, as well as offshore production, test and assembly. We are required to maintain an internal compliance program and security infrastructure to meet ITAR requirements.
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
Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.
As of April 3, 2010, we had 2.00 billion authorized common shares, of which 273.5 million shares were outstanding. In addition, 54.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, and 22.6 million shares were reserved for issuance upon conversion or repurchase of the convertible debentures. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate offices, which include the administrative, sales, customer support, marketing, R&D and manufacturing and testing groups, are located in San Jose, California. This main site consists of adjacent buildings providing 588,000 square feet of space, which we own. Excess space in this facility is leased to tenants under multi-year lease agreements. We also own two parcels of land totaling approximately 121 acres in South San Jose near our corporate facility. At present, we do not have any plans to develop the land. We also have a 106,000 square foot leased facility in San Jose, which we do not occupy and is presently listed for subleasing.
We own a 228,000 square foot facility in the metropolitan area of Dublin, Ireland, which serves as our regional headquarters in Europe. The Irish facility is primarily used for service and support for our customers in Europe, R&D, marketing and IT support.
We own a 222,000 square foot facility in Singapore, which serves as our Asia Pacific regional headquarters. We own the building but the land is subject to a 30-year lease expiring in November 2035. The Singapore facility is primarily used for manufacturing and testing of our products, service and support for our customers in Asia Pacific/Japan, coordination and management of certain third parties in our supply chain and R&D. Excess space in the facility is leased to tenants under long-term lease agreements.
We own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of R&D, manufacturing and quality control. In addition, we own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is partially leased to tenants under long-term lease agreements and partially used by the Company.
We own a 45,000 square foot facility in Albuquerque, New Mexico, which serves as the primary facility for the development efforts of our CoolRunner CPLD as well as IP cores.
We lease office facilities for our engineering design centers in Portland, Oregon; Grenoble, France; Edinburgh, Scotland; Hyderabad, India and Toronto, Canada. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Los Angeles, Nashua, Ottawa, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Beijing, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.
ITEM 3. LEGAL PROCEEDINGS
Internal Revenue Service
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. Except to the extent there is a further appeal by the IRS, all issues have been settled with the IRS in this matter as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (Appeals Court). The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010, the Appeals Court affirmed the August 30, 2005 Tax Court decision in Xilinx’s favor.
In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to the acquired technology with no net change in tax liability. The Company believes it has provided adequate reserves for the remaining issues.

Patent Litigation
On November 5, 2009, Agere Systems, Inc. (Agere), a wholly-owned subsidiary of LSI Corporation (LSI), filed an action for patent infringement and breach of contract of a patent license agreement against the Company in the Supreme Court of the State of New York (Agere Systems Inc. v. Xilinx, Inc., Index No. 603382/09, the New York State Action). This action was ultimately removed to U.S. District Court for the Southern District of New York, and consolidated with the Company’s related actions against Agere and LSI. On April 2, 2010, Xilinx and LSI reached a resolution on the foregoing matters and all outstanding litigation between Xilinx and LSI and Agere have been dismissed with prejudice. This resolution did not have a material impact on the Company’s financial position or results of operations.
On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 6, 2010, there were approximately 744 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be over 96,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$21.85	$18.38	$28.16	$22.96
Second Quarter	23.83	19.15	27.55	22.48
Third Quarter	25.36	21.55	23.45	14.61
Fourth Quarter	27.32	23.28	20.38	15.47
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal	Fiscal
	2010	2009
First Quarter	$0.14	$0.14
Second Quarter	0.14	0.14
Third Quarter	0.16	0.14
Fourth Quarter	0.16	0.14
On April 27, 2010, our Board of Directors declared a cash dividend of $0.16 per common share for the first quarter of fiscal 2011. The dividend is payable on June 9, 2010 to stockholders of record on May 19, 2010.
Issuer Purchases of Equity Securities
On February 25, 2008, we announced a repurchase program for up to $800.0 million of common stock. On November 6, 2008, our Board of Directors approved an amendment of this repurchase program to provide that the funds may also be used to repurchase our outstanding 3.125% junior subordinated convertible debentures (debentures). This repurchase program has no stated expiration date. The Company repurchased 6.2 million shares of its common stock in the open market for $150.0 million during fiscal 2010. Through April 3, 2010, the Company had used $424.3 million of the $800.0 million authorized for the repurchase of its outstanding common stock and debentures, leaving $375.7 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the fourth quarter of fiscal 2010:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
(In thousands, except per share amounts)	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
January 3, 2010 to February 6, 2010	2,707	$24.09	2,707	$435,494
February 7 to March 6, 2010	2,392	$24.99	2,392	$375,709
March 7 to April 3, 2010	—	$—	—	$375,709

Total for the Quarter	5,099	$24.51	5,099

See “Note 15. Stockholders’ Equity” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.

Company Stock Price Performance
The following graph shows a comparison of cumulative total return for the Company’s common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from April 1, 2005, the last trading day before Xilinx’s 2006 fiscal year, to April 1, 2010, the last trading day of Xilinx’s 2010 fiscal year. The graph and table assume that $100 was invested on April 1, 2005 in Xilinx, Inc. common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	4/1/05	3/31/06	3/30/07	3/28/08	3/27/09	4/1//10
Xilinx, Inc.	100.00	89.40	91.67	83.87	72.76	98.57
S&P 500 Index	100.00	112.46	125.76	118.70	75.57	111.49
S&P 500 Semiconductors Index	100.00	109.70	101.28	94.82	70.17	107.00
Note: Stock price performance and indexed returns for our Common Stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended April 3, 2010
(In thousands, except per share amounts)

	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
Net revenues	$1,833,554	$1,825,184	$1,841,372	$1,842,739	$1,726,250
Operating income (6)	432,149	429,518	424,194	347,767	412,062
Income before income taxes (6) (7)	421,765	458,026	469,489	431,146	456,602
Provision for income taxes (7)	64,281	96,307	100,174	80,474	102,453
Net income (7)	357,484	361,719	369,315	350,672	354,149
Net income per common share :
Basic	$1.30	$1.31	$1.25	$1.04	$1.01
Diluted	$1.29	$1.31	$1.24	$1.02	$1.00
Shares used in per share calculations:
Basic	276,012	276,113	295,050	337,920	349,026
Diluted	276,953	276,854	298,636	343,636	355,065
Cash dividends declared per common share	$0.60	$0.56	$0.48	$0.36	$0.28

(1)	Income before income taxes includes restructuring charges of $30,064 and impairment loss on investments of $3,805.

(2)
Income before income taxes includes restructuring charges of $22,023, a gain on early extinguishment of convertible debentures of $75,035, impairment loss on investments of $54,129 and a charge of $3,086 related to an impairment of a leased facility that we no longer intend to occupy.

(3)
Income before income taxes includes a loss on the sale of our remaining UMC investment of $4,731, an impairment loss on investments of $2,850 and a charge of $1,614 related to an impairment of a leased facility that we no longer intend to occupy.

(4)
Income before income taxes includes a charge of $5,934 related to an impairment of a leased facility that we no longer intend to occupy, a charge related to a litigation settlement of $2,500, stock-based compensation related to prior years of $2,209, an impairment loss on investments of $1,950 and a gain of $7,016 from the sale of a portion of our UMC investment.

(5)
Income before income taxes includes a charge related to litigation settlements and contingencies of $3,165, a write-off of acquired in-process R&D of $4,500 related to the acquisition of AccelChip and an impairment loss on investments of $1,418.

(6)
We adopted the authoritative guidance of accounting for share-based payment in fiscal 2007. Results for fiscal 2006 do not include the effects of stock-based compensation (see Notes 2 and 6 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

(7)
We adopted the authoritative guidance of accounting for convertible debentures beginning in fiscal 2010. Prior results have been retrospectively adjusted in accordance with such guidance (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

Consolidated Balance Sheet Data
Five years ended April 3, 2010
(In thousands)

	2010	2009	2008		2007	2006
Working capital	$1,549,905	$1,519,402	$1,479,530		$1,396,733	$1,303,224
Total assets (1)	3,184,318	2,811,901	3,099,218		3,143,855	3,173,547
Convertible debentures (1)	354,798	352,110	504,461		499,318	—
Other long-term liabilities (1)	351,889	277,965	284,892	(2)	266,302	7,485
Stockholders’ equity (1)	2,120,470	1,948,760	1,969,197		2,074,846	2,728,885

(1)
We adopted the authoritative guidance of accounting for convertible debentures beginning in fiscal 2010. Prior results have been retrospectively adjusted in accordance with such guidance (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

(2)
Includes $39,122 of long-term income taxes payable reclassified from current to non-current liabilities in connection with the adoption of the authoritative guidance of accounting for income taxes. See Note 16 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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
Nature of Operations
We design, develop and market programmable platforms, including advanced ICs in the form of PLDs, software design tools and predefined system functions delivered as IP cores. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs and CPLDs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.
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
Valuation of Marketable and Non-marketable Securities
Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of April 3, 2010, we had marketable debt securities with a fair value of $1.74 billion and non-marketable equity securities in private companies of $17.7 million (adjusted cost).
We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the Financial Accounting Standards Board (FASB). We recorded an other-than-temporary impairment for marketable debt securities and a marketable equity security in fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2010 or 2008.

Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in fiscal 2010, 2009 and 2008 of $3.8 million, 3.0 million and $ 2.9 million, respectively.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2010, approximately 69% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of April 3, 2010, we had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. As of March 28, 2009, we had $90.4 million of deferred revenue and $28.0 million of deferred cost of revenues recognized as a net $62.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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

Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.
When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Factors affecting impairment of assets held for sale include market conditions. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.
Long-lived assets such as goodwill, other intangible assets and property, plant and equipment, are considered non-financial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure guidance for fair value measurements established by the FASB became effective for these assets beginning in the first quarter of fiscal 2010. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.
Goodwill
As required by the authoritative guidance for goodwill established by the FASB, goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2010, there was no impairment of goodwill in fiscal 2010. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2011. To date, no impairment indicators have been identified.
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
We perform a two-step approach to recognizing and measuring uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 16. Income Taxes” to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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
In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in fiscal 2010, 2009 and 2008 reduced stock-based compensation expense by $16.7 million, $15.8 million and $8.4 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2010	2009(1)	2008(1)
Net Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.6	36.7	37.3

Gross Margin	63.4	63.3	62.7

Operating Expenses:
Research and development	20.2	19.5	19.4
Selling, general and administrative	17.9	18.8	19.9
Amortization of acquisition-related intangibles	0.1	0.3	0.4
Restructuring charges	1.6	1.2	0.0

Total operating expenses	39.8	39.8	39.7

Operating Income	23.6	23.5	23.0
Gain on early extinguishment of convertible debentures	0.0	4.1	0.0
Impairment loss on investments	(0.2)	(3.0)	(0.2)
Interest and other income (expense), net	(0.4)	0.5	2.7

Income Before Income Taxes	23.0	25.1	25.5

Provision for income taxes	3.5	5.3	5.4

Net Income	19.5%	19.8%	20.1%

(1)
We adopted the authoritative guidance of accounting for convertible debentures beginning in fiscal 2010. Prior results have been retrospectively adjusted in accordance with such guidance (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

Net Revenues

(In millions)	2010	Change	2009	Change	2008
Net revenues	$1,833.6	0%	$1,825.2	(1)%	$1,841.4
Net revenues in fiscal 2010 were essentially flat with fiscal 2009. Revenues in the last two quarters of fiscal 2010 were substantially higher than revenues in the first two quarters of the year. The first two quarters of fiscal 2010 were adversely impacted by economic conditions, and were also substantially lower than the same periods of the prior fiscal year. New Product revenues increased considerably in fiscal 2010 but were offset by the declines in Mainstream, Base and Support products. The 1% decline in net revenues in fiscal 2009 compared to fiscal 2008 was largely due to the recessionary environment we experienced during the fiscal year which impacted our sales across a broad base of end markets. In fiscal 2010 and fiscal 2009, total unit sales declined and average selling price per unit increased compared to the comparable prior year periods. See “Net Revenues by Product” and “Net Revenues by End Markets” below for more information on our product and end-market categories.
No end customer accounted for more than 10% of net revenues for any of the periods presented.
Net Revenues by Product
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:
•	New Products include our most recent product offerings and include the Virtex®-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.
•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.
•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.
•	Support Products include configuration products (PROMs), software, IP cores, customer training, design services and support.
These product categories, except for Support Products, are modified on a periodic basis to better reflect the age of the products and advances in technology. The most recent modification was made on March 29, 2009, which was the beginning of our fiscal 2010. Amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the oldest customer systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.
Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2010	Total	Change	2009	Total	Change	2008	Total
New Products	$580.0	32	78	$325.9	18	134	$139.5	8
Mainstream Products	604.6	33	(9)	666.1	37	2	653.5	35
Base Products	559.1	30	(24)	735.2	40	(22)	938.7	51
Support Products	89.9	5	(8)	98.0	5	(11)	109.7	6

Total net revenues	$1,833.6	100	0	$1,825.2	100	(1)	$1,841.4	100

Net revenues from New Products increased significantly in fiscal 2010 due to continued strong market acceptance of these products, particularly our 65-nm Virtex-5 product family. Sales from Virtex-5 nearly doubled in fiscal 2010. In addition, design win activity is strong for our next generation product families which include our high-end, 40-nm Virtex-6 field programmable gate arrays (FPGAs) and our high-volume, 45-nm Spartan-6 FPGAs. We expect these New Product families to contribute significantly to the growth in New Product revenues over time. In fiscal 2009, Virtex-5 and Spartan-3E contributed to the majority of the revenue growth versus the comparable prior year period.
Net revenues from Mainstream Products declined in fiscal 2010 due to lower demand associated with the weakened economic conditions during the first half of the fiscal year. Net revenues from Mainstream Products increased in fiscal 2009 primarily due to increased sales of our Virtex-4 product family.
The decline in net revenues from Base Products in fiscal 2010 and 2009 was expected since these products are mature and approaching the end of life.
Net revenues from Support Products decreased in fiscal 2010 from the comparable prior year period due to a decline in revenues from both our PROMs and software products. Net revenues from Support Products decreased in fiscal 2009 from the comparable prior year period primarily due to a decline in sales from our PROM products.

Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive, and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the fiscal years indicated were as follows:

		% Change		% Change
(% of total net revenues)	2010	in Dollars	2009	in Dollars	2008
Communications	47%	7	44%	1	43%
Industrial and Other	31	(4)	32	1	32
Consumer and Automotive	15	(7)	16	(6)	17
Data Processing	7	(4)	8	(9)	8

Total net revenues	100%	0	100%	(1)	100%

Net revenues from Communications, our largest end market, increased in fiscal 2010 and fiscal 2009 from the comparable prior year periods due to higher sales from wireless communication applications.
In fiscal 2010, the decrease in net revenues from the Industrial and Other end market from the comparable prior year period was primarily driven by weaker sales in industrial, scientific and medical applications as well as test and measurement applications during the first half of the fiscal year. Net revenues from the Industrial and Other end market increased slightly in fiscal 2009 compared with the prior year period due to strong sales growth from aerospace and defense and industrial, scientific and medical applications. However, this growth was offset considerably by weakness in test and measurement applications.
Net revenues from the Consumer and Automotive end market decreased in fiscal 2010 from the comparable prior year period primarily due to decreased sales in audio, video and broadcast and consumer applications. Net revenues from the Consumer and Automotive end market decreased in fiscal 2009 from the comparable prior year period due to weaker sales from audio, video and broadcast and automotive applications, which were partially offset by an increase in sales from consumer applications.
In fiscal 2010 and fiscal 2009, net revenues from the Data Processing end market declined from the comparable prior year periods due to decreases in sales from computing and data processing applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2010	Total	Change	2009	Total	Change	2008	Total
North America	$628.5	34	0	$627.7	34	(13)	$717.8	39
Asia Pacific	649.1	35	8	603.0	33	15	526.3	29
Europe	395.1	22	(4)	411.6	23	1	407.2	22
Japan	160.9	9	(12)	182.9	10	(4)	190.1	10

Total net revenues	$1,833.6	100	0	$1,825.2	100	(1)	$1,841.4	100

Net revenues in North America were essentially flat in fiscal 2010 compared with the prior year period. Lower sales from the Consumer and Automotive end market offset strength in each of the other end markets including Communications, Industrial and Other and Data Processing. Net revenues in North America decreased in fiscal 2009 primarily due to lower sales from the Communications end market.
Net revenues in Asia Pacific increased in fiscal 2010 and fiscal 2009. The increases were driven by strength in the Communications end market, primarily from the deployment of next generation wireless applications in China.
Net revenues in Europe decreased in fiscal 2010 due to weaker sales in most end market applications with the exception of wireless communication and automotive applications. Net revenues in Europe increased in fiscal 2009 compared with the prior year period primarily due to strength in wireless communication applications.
Net revenues in Japan decreased in fiscal 2010 due to broad-based weakness across all end market categories. The fiscal 2009 decline was due to broad-based weakness across most end market categories with the exception of the Consumer and Automotive end market.

Gross Margin

(In millions)	2010	Change	2009	Change	2008
Gross margin	$1,161.8	1%	$1,156.0	0%	$1,154.4

Percentage of net revenues	63.4%		63.3%		62.7%
Gross margin percentage in fiscal 2010 was essentially flat from the comparable prior year period as cost savings related to yield improvement and overall restructuring effort were offset by the strength of New Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
The increase in the gross margin percentage in fiscal 2009 from the comparable prior year period was driven primarily by product cost reductions, higher average selling prices per unit and improved operational efficiency.
Gross margin may be affected in the future by product mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies.
Sales of inventory previously written off were not material during fiscal 2010, 2009 or 2008.
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
Research and Development

(In millions)	2010	Change	2009	Change	2008
Research and development	$369.5	4%	$355.4	(1)%	$358.1

Percentage of net revenues	20%		19%		19%
R&D spending increased $14.1 million or 4% during fiscal 2010 compared to the same period last year. The increase was mainly due to increased mask and wafer spending in fiscal 2010 associated with the introduction of the Virtex 6 and Spartan 6 product families.
R&D spending decreased $2.7 million or 1% during fiscal 2009 compared to fiscal 2008. The decrease was attributable to lower mask and wafer spending and reduced stock-based compensation expense, which was partially offset by increased outside services to support our investments in new product development.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

(In millions)	2010	Change	2009	Change	2008
Selling, general and administrative	$327.6	(5)%	$343.8	(6)%	$365.3

Percentage of net revenues	18%		19%		20%
SG&A expenses decreased $16.2 million or 5% during fiscal 2010 compared to the same period last year. The decrease was primarily due to headcount reduction as a result of restructuring measures taken during fiscal 2010, partially offset by higher litigation related expenses (see Note 18 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data).”
SG&A expenses decreased $21.5 million or 6% during fiscal 2009 compared to fiscal 2008. The decrease was primarily due to headcount reduction as a result of a functional reorganization announced during fiscal 2009, lower sales commissions and lower stock-based compensation expense, which was partially offset by higher litigation costs.

Amortization of Acquisition-Related Intangibles

(In millions)	2010	Change	2009	Change	2008
Amortization of acquisition-related intangibles	$2.5	(53)%	$5.3	(22)%	$6.8
Amortization expense was related to the intangible assets acquired from prior acquisitions. Amortization expense for these intangible assets decreased for fiscal 2010 from the same period last year, due to the complete amortization of all intangible assets in fiscal 2010. Amortization expense for these intangible assets decreased for fiscal 2009 from the same period last year, due to the complete amortization of certain intangible assets in fiscal 2009.
Restructuring Charges
During the first quarter of fiscal 2010, we announced restructuring measures designed to drive structural operating efficiencies across the Company. We completed this restructuring plan by the end of the fourth quarter of fiscal 2010, and reduced our global workforce by approximately 200 positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. We recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance costs and benefits expenses.
The following table summarizes the restructuring accrual activity for fiscal 2010:

	Employee	Facility-
	severance	related and
(In millions)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$0.7	$0.7
Restructuring charges	28.6	1.5	30.1
Cash payments	(25.7)	(2.1)	(27.8)
Non-cash settlements	(1.0)	—	(1.0)

Balance as of April 3, 2010	$1.9	$0.1	$2.0

These fiscal 2010 charges above, as well as fiscal 2009 charges included in the table below, have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of April 3, 2010 primarily relates to severance costs and benefits that are expected to be paid during the first quarter of fiscal 2011.
We estimate that severance costs and benefits expenses incurred in the fiscal 2010 restructuring will result in gross annual cash savings relating to employee compensation of approximately $23.0 million before taxes. We began realizing cash savings associated with the restructuring, primarily within the SG&A and R&D expense categories, beginning in the first quarter of fiscal 2010, but we do not expect to fully realize the cash savings benefit until fiscal 2011. There can be no assurance that these expected future savings will be completely realized as they may be partially offset by increases in other expenses. In addition, we estimate cumulative stock-based compensation expense savings of approximately $6.6 million through fiscal 2013 as a result of the fiscal 2010 restructuring. The vast majority of the stock-based compensation expense savings already occurred in fiscal 2010. Future stock-based compensation expense may increase depending on other factors, primarily the number of shares to be granted, fair value of the future stock awards under equity incentive plans (which are primarily impacted by our then market price of the common stock and stock price volatility) and the impact of future award forfeitures.
During the first quarter of fiscal 2009, we announced a functional reorganization pursuant to which we eliminated 249 positions, or approximately 7% of our global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.
We recorded total restructuring charges of $22.0 million in connection with the reorganization in fiscal 2009. These charges consisted of $20.5 million of severance costs and benefits expenses and $1.5 million of facility-related costs.
The following table summarizes the restructuring accrual activity for fiscal 2009:

	Employee	Facility-
	severance and	related
(In millions)	benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Restructuring charges	20.5	1.5	22.0
Cash payments	(20.0)	(0.6)	(20.6)
Non-cash settlements	(0.5)	(0.2)	(0.7)

Balance as of March 28, 2009	$—	$0.7	$0.7

Stock-Based Compensation

(In millions)	2010	Change	2009	Change	2008
Stock-based compensation included in:
Cost of revenues	$5.2	(11)%	$5.8	(24)%	$7.6
Research and development	25.8	3%	25.0	(20)%	31.4
Selling, general and administrative	24.6	7%	23.1	(16)%	27.4
Restructuring charges	0.9	68%	0.6	—	—

	$56.5	4%	$54.5	(18)%	$66.4

The $2.0 million increase in stock-based compensation expense for fiscal 2010 as compared to the same period last year was due to an increase in the number of shares granted, which was partly offset by declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the fiscal 2010 restructuring. The $11.9 million decrease in stock-based compensation expense for fiscal 2009 as compared to the same period last year was due to a decrease in the number of shares granted, declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the fiscal 2009 restructuring.
Gain on Early Extinguishment of Convertible Debentures
During fiscal 2009, we paid $193.2 million in cash to repurchase $310.4 million (principal amount) of our debentures and recognized a gain on early extinguishment of convertible debentures of $75.0 million, net of the write-off of the pro rata portions of unamortized debt discount and issuance costs of $41.5 million and unamortized derivative valuation of $736 thousand. Accrued interest paid at the time of repurchases totaled $2.4 million.
Beginning in fiscal 2010, we retrospectively adopted the authoritative guidance for convertible debentures issued by the FASB. The authoritative guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. See “Adoption of New Accounting Standard for Convertible Debentures” included in “Note 2. Basis of Presentation” to our consolidated financial statements, included in Part 1. “Financial Information,” for further information relating to the adoption.
Impairment Loss on Investments

(In millions)	2010	Change	2009	Change	2008
Impairment loss on investments	$3.8	(93)%	$54.1	1,799%	$2.9

Percentage of net revenues	0%		3%		0%
We recorded an impairment loss on investments in non-marketable equity securities of $3.8 million and $2.9 million for fiscal 2010 and 2008, respectively, due to the weak financial condition of certain investees. We recognized impairment losses on investments of $54.1 million during fiscal 2009, which consisted of $51.1 million impairment losses related to marketable debt and equity securities and $3.0 million impairment losses in non-marketable equity securities.
Of the $54.1 million impairment loss recognized during fiscal 2009, $38.0 million was related to senior class asset-backed securities where the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Based on these developments, we concluded that it was not likely that we would recover the balance of our investment. This decline in fair value was deemed to be other than temporary and, therefore, we recognized an impairment loss of $38.0 million on these securities during fiscal 2009. In October 2009, a higher court reversed the initial judicial interpretation and determined that the proceeds should be used to repay short-term liabilities on a pari passu basis. Given the significant liabilities of the issuer, it is uncertain whether we will recover any of our original investment. We have not recognized any amount that may be due back to us.
We also recognized an additional impairment loss of $10.0 million on marketable debt securities in our investment portfolio during fiscal 2009, $9.0 million of which was due to the bankruptcy filing by one of the issuers of the marketable debt securities.
In addition to the aforementioned amounts, we recorded $3.1 million of impairment loss in marketable equity securities investment during fiscal 2009 as a result of the continued decline in its market value, which led us to believe that the decline in the market value was other than temporary. Furthermore, during the same period, we recorded $3.0 million of write down of our investment in non-marketable equity securities in private companies, which was recorded due primarily to the weak financial condition of certain investees.

Interest and Other Income (Expense), Net

(In millions)	2010	Change	2009*	Change	2008*

Interest and other income (expense), net	$(6.6)	(187)%	$7.6	(84)%	$48.1

Percentage of net revenues	(0)%		0%		3%

*
As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The decrease in interest and other income (expense), net in fiscal 2010 over the prior year was due primarily to a decrease in interest rates earned on the investment portfolio. The average interest rate yield on our investments decreased by over 2.5 percentage points year-over-year. The decrease in interest and other income (expense), net in fiscal 2009 over the prior year was due primarily to a decrease in interest rates and a smaller investment portfolio. The average interest rate yield on our investments decreased by approximately 2.0 percentage points year-over-year. Interest expense also decreased in fiscal 2009 and further in 2010 due to the fact that we repurchased our debentures in the third and fourth quarter of fiscal 2009. See “Note 12. Interest and Other Income (Expense), Net” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”
Provision for Income Taxes

(In millions)	2010	Change	2009*	Change	2008*

Provision for income taxes	$64.3	(33)%	$96.3	(4)%	$100.2

Percentage of net revenues	4%		5%		5%
Effective tax rate	15%		21%		21%

*
As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The decrease in the effective tax rate in fiscal 2010, when compared with fiscal 2009, was due to an increase in the amount permanently reinvested outside the U. S. in fiscal 2010 for which no U.S. taxes have been provided, thereby reducing the rates for the period, compounded by an increase in the fiscal 2009 rate for the gain on early extinguishment of debentures taxable at U.S. tax rates. The effective tax rate in fiscal 2009 was flat when compared with fiscal 2008, as the recognized gain on the early extinguishment of debentures was offset by the benefit of retroactive extension of the research credit in fiscal 2009.
The IRS examined our tax returns for fiscal 1996 through 2001. Except to the extent there is a further appeal by the IRS, all issues have been settled with the IRS in this matter as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with us that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there were no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. On May 27, 2009, we received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that we should include stock option amounts in our cost sharing agreement with Xilinx Ireland. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010, the Appeals Court, in a 2-1 majority opinion, affirmed the Tax Court decision in Xilinx’s favor.
In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. We began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, we settled the proposed adjustment related to acquired technology with no net change in tax liability. See Item 3. “Legal Proceedings” included in Part I and “Note 16. Income Taxes” and “Note 18. Litigation Settlements and Contingencies” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”
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

Fiscal 2010 Compared to Fiscal 2009
Cash, Cash Equivalents and Short-term and Long-term Investments
The combination of cash, cash equivalents and short-term and long-term investments as of April 3, 2010 and March 28, 2009 totaled $1.97 billion and $1.67 billion, respectively. As of April 3, 2010, we had cash, cash equivalents and short-term investments of $1.39 billion and working capital of $1.55 billion. Cash provided by operations of $554.3 million for fiscal 2010 was $111.8 million higher than the $442.5 million generated during fiscal 2009. Cash provided by operations during fiscal 2010 resulted primarily from net income as adjusted for non-cash related items, increases in accrued liabilities, accounts payable and deferred income on shipment to distributors, which were partially offset by increases in accounts receivable, other assets, inventories and prepaid and other current assets as well as a decrease in income taxes payable.
Net cash used in investing activities was $336.7 million during fiscal 2010, as compared to net cash provided by investing activities of $274.5 million in fiscal 2009. Net cash used in investing activities during fiscal 2010 consisted of $306.3 million of net purchases of available-for-sale securities and $28.2 million for purchases of property, plant and equipment (see further discussion below) and $2.3 million of other investing activities.
Net cash used in financing activities was $252.1 million in fiscal 2010, as compared to $518.1 million in fiscal 2009. Net cash used in financing activities during fiscal 2010 consisted of $150.0 million for the repurchase of common stock, $165.6 million for dividend payments to stockholders and $1.3 million for reduction of tax benefits from stock-based compensation. These items were partially offset by $64.9 million of proceeds from the issuance of common stock under employee stock plans.
Accounts Receivable
Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased by 21% from $216.4 million at the end of fiscal 2009 to $262.7 million at the end of fiscal 2010. Days sales outstanding increased to 53 days as of April 3, 2010 from 43 days as of March 28, 2009. The increases were primarily attributable to increase in net shipments at the end of the fourth quarter of fiscal 2010 compared to the end of the fourth quarter of fiscal 2009.
Inventories
Inventories increased from $119.8 million as of March 28, 2009 to $130.6 million as of April 3, 2010. The combined inventory days at Xilinx and the distribution channel increased to 89 days as of April 3, 2010, compared to 80 days as of March 28, 2009. The increases were primarily due to higher inventory at Xilinx and in the distributor channel as a result of the higher anticipated demand.
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
Property, Plant and Equipment
During fiscal 2010, we invested $28.2 million in property, plant and equipment compared to $39.1 million in fiscal 2009. Primary investments in fiscal 2010 were for software, testers, handlers, computer and other equipment. Property, plant and equipment expenditures could increase in the near future due to investment in infrastructure and manufacturing related equipment.
Current Liabilities
Current liabilities increased from $233.1 million at the end of fiscal 2009 to $357.2 million at the end of fiscal 2010. The increase was primarily due to the increase in trade payables and accrued liabilities from variable spending driven by higher revenues in the fourth quarter of fiscal 2010 compared to the same prior year period, and an increase in deferred income on shipments to distributors. The increase in deferred income on shipments to distributors was due to an increase in distributor inventories as of April 3, 2010 compared to the prior year.
Stockholders’ Equity
Stockholders’ equity increased $171.7 million during fiscal 2010, from $1.95 billion in fiscal 2009 to $2.12 billion in fiscal 2010. The increase in stockholders’ equity was attributable to total comprehensive income of $375.1 million (which included net income of $357.5 million) for fiscal 2010, the issuance of common stock under employee stock plans of $60.1 million and stock-based compensation related amounts totaling $52.1 million (net of the related tax benefits associated with stock option exercises). The increases were partially offset by the payment of dividends to stockholders of $165.6 million and the repurchase of common stock of $150.0 million.

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
Inventories
Inventories decreased from $130.3 million as of March 29, 2008 to $119.8 million as of March 28, 2009. The combined inventory days at Xilinx and the distribution channel decreased to 80 days as of March 28, 2009, compared to 94 days as of March 29, 2008. The decreases were primarily due to lower inventory at Xilinx and in the distributor channel as a result of declining revenues due to lower anticipated demand and more effective inventory management processes.
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
Stockholders’ Equity
Stockholders’ equity decreased $20.4 million during fiscal 2009, from $1.97 billion in fiscal 2008 to $1.95 billion in fiscal 2009. The decrease in stockholders’ equity was attributable to the repurchase of common stock of $275.0 million, the payment of dividends to stockholders of $154.5 million, an early extinguishment of convertible debentures of $72.6 million, an adjustment to the cumulative effect of adopting FASB authoritative guidance for measuring uncertain tax positions of $10.1 million, unrealized losses on available-for-sale securities, net of deferred tax benefits, of $14.9 million, cumulative translation adjustment of $7.7 million and unrealized hedging transaction losses totaling $2.0 million. The decreases were partially offset by net income of $361.7 million for fiscal 2009, the issuance of common stock under employee stock plans of $96.4 million, stock-based compensation related amounts totaling $54.1 million and the related tax benefits associated with stock option exercises and the Employee Stock Purchase Plan of $4.2 million.

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
We used $150.0 million of cash to repurchase 6.2 million shares of our common stock in fiscal 2010 compared with $275.0 million used to repurchase 10.8 million shares in fiscal 2009. In addition, during fiscal 2009, we paid $193.2 million of cash to repurchase $310.4 million (principal amount) of our debentures resulting in a net gain on early extinguishment of debentures of $75.0 million. During fiscal 2010, we paid $165.6 million in cash dividends to stockholders, representing an aggregate amount of $0.60 per common share. During fiscal 2009, we paid $154.5 million in cash dividends to stockholders, representing an aggregate amount of $0.56 per common share. In addition, on April 27, 2010, our Board of Directors declared a cash dividend of $0.16 per common share for the first quarter of fiscal 2011. The dividend is payable on June 9, 2010 to stockholders of record on May 19, 2010. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of April 3, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $61.6 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 4% as of April 3, 2010. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.
During fiscal 2010, we sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. Additionally, during fiscal 2010, $20.0 million notional value of senior class asset-backed securities that were measured at fair value using Level 3 inputs matured at par value.
Contractual Obligations
The following table summarizes our significant contractual obligations as of April 3, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of April 3, 2010.

	Payments Due by Period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$18.0	$7.9	$5.7	$2.8	$1.6
Inventory and other purchase obligations (2)	129.5	129.5	—	—	—
Electronic design automation software licenses (3)	10.0	10.0	—	—	—
Intellectual property license rights obligations (4)	5.0	—	—	—	5.0
3.125% convertible debentures — principal and interest (5)	1,271.5	21.6	43.1	43.1	1,163.7

Total	$1,434.0	$169.0	$48.8	$45.9	$1,170.3

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $5.3 million for fiscal 2010. See “Note 10. Commitments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

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

(3)
As of April 3, 2010, we had $10.0 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.

(4)
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)
In March 2007, the Company issued $1.00 billion principal amount of debentures due March 15, 2037. As a result of the repurchases in fiscal 2009, the remaining outstanding principal amount of the debentures as of April 3, 2010 was $689.6 million. The debentures require payment of interest at an annual rate of 3.125% payable semiannually on March 15 and September 15 of each year, beginning September 15, 2007. For purposes of this table we have assumed the principal of our debentures will be paid on March 15, 2037. See “Note 14. Convertible Debentures and Revolving Credit Facility” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our debentures.

As of April 3, 2010, $56.2 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our liabilities for uncertain tax positions as of April 3, 2010, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements
As of April 3, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.74 billion as of April 3, 2010. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 3, 2010 and March 28, 2009 would have affected the fair value of our investment portfolio by less than $10.0 million and $6.0 million, respectively.
Credit Market Risk
Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. While general conditions in the global credit markets have improved, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See “Note 4. Financial Instruments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our investments.

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
We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 3, 2010 and March 28, 2009, we had the following outstanding forward currency exchange contracts:

	April 3,	March 28,
(In thousands and U.S. dollars)	2010	2009
Euro	$21,190	$51,072
Singapore dollar	58,420	30,123
Japanese Yen	12,268	12,563
British Pound	4,889	6,408

	$96,767	$100,166

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2010 and April 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of April 3, 2010 and March 28, 2009.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at April 3, 2010 and March 28, 2009 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $8.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 3, 2010 and March 28, 2009 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million as of each date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	April 3,	March 28,	March 29,
(In thousands, except per share amounts)	2010	2009 *	2008 *
Net revenues	$1,833,554	$1,825,184	$1,841,372
Cost of revenues	671,803	669,151	686,988

Gross margin	1,161,751	1,156,033	1,154,384

Operating expenses:
Research and development	369,485	355,392	358,063
Selling, general and administrative	327,560	343,768	365,325
Amortization of acquisition-related intangibles	2,493	5,332	6,802
Restructuring charges	30,064	22,023	—

Total operating expenses	729,602	726,515	730,190

Operating income	432,149	429,518	424,194
Gain on early extinguishment of convertible debentures	—	75,035	—
Impairment loss on investments	(3,805)	(54,129)	(2,850)
Interest and other income (expense), net	(6,579)	7,602	48,145

Income before income taxes	421,765	458,026	469,489

Provision for income taxes	64,281	96,307	100,174

Net income	$357,484	$361,719	$369,315

Net income per common share:
Basic	$1.30	$1.31	$1.25

Diluted	$1.29	$1.31	$1.24

Shares used in per share calculations:
Basic	276,012	276,113	295,050

Diluted	276,953	276,854	298,636

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
See notes to consolidated financial statements.

XILINX, INC.
Consolidated Balance Sheets

	April 3,	March 28,
(In thousands, except par value amounts)	2010	2009 *
ASSETS
Current assets:
Cash and cash equivalents	$1,031,457	$1,065,987
Short-term investments	355,148	258,946
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,628 and $3,629 in 2010 and 2009, respectively	262,735	216,390
Inventories	130,628	119,832
Deferred tax assets	101,126	63,709
Prepaid expenses and other current assets	25,972	27,604

Total current assets	1,907,066	1,752,468

Property, plant and equipment, at cost:
Land	94,260	94,194
Buildings	300,393	298,543
Machinery and equipment	271,955	335,264
Furniture and fixtures	48,297	48,807

	714,905	776,808
Accumulated depreciation and amortization	(349,027)	(388,901)

Net property, plant and equipment	365,878	387,907
Long-term investments	582,202	347,787
Goodwill	117,955	117,955
Acquisition-related intangibles, net	—	2,493
Other assets	211,217	203,291

Total Assets	$3,184,318	$2,811,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,169	$48,201
Accrued payroll and related liabilities	114,663	89,918
Income taxes payable	14,452	10,171
Deferred income on shipments to distributors	80,132	62,364
Other accrued liabilities	51,745	22,412

Total current liabilities	357,161	233,066

Convertible debentures	354,798	352,110

Deferred tax liabilities	294,149	196,189

Long-term income taxes payable	56,248	80,699

Other long-term liabilities	1,492	1,077

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 273,487 and 275,507 shares issued and outstanding in 2010 and 2009, respectively	2,735	2,755
Additional paid-in capital	1,102,411	1,085,745
Retained earnings	1,016,545	879,118
Accumulated other comprehensive loss	(1,221)	(18,858)

Total stockholders’ equity	2,120,470	1,948,760

Total Liabilities and Stockholders’ Equity	$3,184,318	$2,811,901

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
See notes to consolidated financial statements.

XILINX, INC.
Consolidated Statements of Cash Flows

	Years Ended
	April 3,	March 28,	March 29,
(In thousands)	2010	2009*	2008*
Cash flows from operating activities:
Net income	$357,484	$361,719	$369,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,180	55,632	54,199
Amortization	14,982	15,682	17,472
Stock-based compensation	56,481	54,509	66,427
Gain on early extinguishment of convertible debentures	—	(75,035)	—
Impairment loss on investments	3,805	54,129	2,850
Net (gain) loss on sale of available-for-sale securities	(351)	(2,706)	5,139
Amortization of debt discount on convertible debentures	3,892	4,789	4,889
Convertible debt derivatives — revaluation and amortization	(1,204)	(97)	254
Provision for deferred income taxes	58,030	47,831	796
Tax benefit (expense) from exercise of stock options	(4,352)	4,244	15,794
(Excess) reduction of tax benefit from stock-based compensation	1,315	(4,779)	(22,459)
Changes in assets and liabilities:
Accounts receivable, net	(46,345)	32,757	(66,853)
Inventories	(10,779)	10,022	43,647
Deferred income taxes	—	(9,637)	(891)
Prepaid expenses and other current assets	(9,174)	10,309	35,160
Other assets	(15,341)	(17,426)	4,404
Accounts payable	47,967	(11,201)	(19,509)
Accrued liabilities (including restructuring activities)	50,103	(24,353)	19,276
Income taxes payable	(20,170)	(14,545)	28,464
Deferred income on shipments to distributors	17,768	(49,314)	22,626

Net cash provided by operating activities	554,291	442,530	581,000

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,669,148)	(945,069)	(2,147,828)
Proceeds from sale and maturity of available-for-sale securities	1,362,838	1,259,511	2,380,055
Purchases of property, plant and equipment	(28,152)	(39,109)	(45,593)
Distribution from United Microelectronics Corporation	—	—	10,693
Other investing activities	(2,270)	(793)	(5,308)

Net cash provided by (used in) investing activities	(336,732)	274,540	192,019

Cash flows from financing activities:
Repurchases of convertible debentures	—	(193,182)	—
Repurchases of common stock	(149,997)	(275,000)	(550,000)
Proceeds from issuance of common stock through various stock plans	64,871	99,859	125,612
Payment of dividends to stockholders	(165,648)	(154,534)	(139,974)
Excess (reduction of) tax benefit from stock-based compensation	(1,315)	4,779	22,459

Net cash used in financing activities	(252,089)	(518,078)	(541,903)

Net increase (decrease) in cash and cash equivalents	(34,530)	198,992	231,116

Cash and cash equivalents at beginning of year	1,065,987	866,995	635,879

Cash and cash equivalents at end of year	$1,031,457	$1,065,987	$866,995

Supplemental disclosure of cash flow information:
Interest paid	$21,551	$28,828	$32,118
Income taxes paid, net of refunds	$31,869	$75,375	$56,012

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
See notes to consolidated financial statements.

XILINX, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
	Outstanding		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of March 31, 2007*	295,902	$2,959	$1,151,994	$916,292	$3,601	$2,074,846
Components of comprehensive income:
Net income	—	—	—	369,315	—	369,315
Change in net unrealized loss on available-for- sale securities, net of tax benefit of $1,168	—	—	—	—	(1,863)	(1,863)
Change in net unrealized gain on hedging transactions, net of taxes	—	—	—	—	1,014	1,014
Cumulative translation adjustment	—	—	—	—	3,052	3,052

Total comprehensive income						371,518

Issuance of common shares under employee stock plans	8,125	80	124,660	—	—	124,740
Repurchase and retirement of common stock	(23,508)	(234)	(198,946)	(350,820)	—	(550,000)
Stock-based compensation expense	—	—	66,427	—	—	66,427
Stock-based compensation capitalized in inventory	—	—	(675)	—	—	(675)
Adoption effect of accounting for uncertain tax position	—	—	1,024	5,497	—	6,521
Cash dividends declared ($0.48 per common share)	—	—	—	(139,974)	—	(139,974)
Tax benefit from exercise of stock options	—	—	15,794	—	—	15,794

Balance as of March 29, 2008*	280,519	2,805	1,160,278	800,310	5,804	1,969,197
Components of comprehensive income:
Net income	—	—	—	361,719	—	361,719
Change in net unrealized loss on available-for- sale securities, net of tax benefit of $9,272	—	—	—	—	(14,888)	(14,888)
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(2,039)	(2,039)
Cumulative translation adjustment	—	—	—	—	(7,735)	(7,735)

Total comprehensive income						337,057

Issuance of common shares under employee stock plans	5,811	58	96,338	—	—	96,396
Repurchase and retirement of common stock	(10,823)	(108)	(156,635)	(118,257)	—	(275,000)
Early extinguishment of convertible debentures	—	—	(72,593)	—	—	(72,593)
Stock-based compensation expense	—	—	54,509	—	—	54,509
Stock-based compensation capitalized in inventory	—	—	(396)	—	—	(396)
Adjustment to accounting for uncertain tax position adoption entry	—	—	—	(10,120)	—	(10,120)
Cash dividends declared ($0.56 per common share)	—	—	—	(154,534)	—	(154,534)
Tax benefit from exercise of stock options	—	—	4,244	—	—	4,244

Balance as of March 28, 2009*	275,507	2,755	1,085,745	879,118	(18,858)	1,948,760
Components of comprehensive income:
Net income	—	—	—	357,484	—	357,484
Change in net unrealized loss on available-for- sale securities, net of tax benefit of $9,115	—	—	—	—	14,756	14,756
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(541)	(541)
Cumulative translation adjustment	—	—	—	—	3,422	3,422

Total comprehensive income						375,121

Issuance of common shares under employee stock plans	4,183	42	60,046	—	—	60,088
Repurchase and retirement of common stock	(6,203)	(62)	(95,526)	(54,409)	—	(149,997)
Stock-based compensation expense	—	—	56,481	—	—	56,481
Stock-based compensation capitalized in inventory	—	—	17	—	—	17
Cash dividends declared ($0.60 per common share)	—	—	—	(165,648)	—	(165,648)
Reduction of tax benefit from exercise of stock options	—	—	(4,352)	—	—	(4,352)

Balance as of April 3, 2010	273,487	$2,735	$1,102,411	$1,016,545	$(1,221)	$2,120,470

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
See notes to consolidated financial statements.

XILINX, INC.
Notes to Consolidated Financial Statements
Note 1. Nature of Operations
Xilinx, Inc. (Xilinx or the Company) designs, develops and markets programmable platforms, including advanced integrated circuits, software design tools and predefined system functions delivered as intellectual property cores. In addition to its programmable platforms, the Company provides design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained primarily from independent wafer manufacturers located in Taiwan and Japan. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan.
Note 2. Summary of Significant Accounting Policies and Concentrations of Risk
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2010 was a 53-week year ended on April 3, 2010. Each of fiscal 2009 and 2008 was a 52-week year, ended on March 28, 2009 and March 29, 2008, respectively. Fiscal 2011 will be a 52-week year ending on April 2, 2011.
Adoption of New Accounting Standard for Convertible Debentures
Beginning in fiscal 2010, the Company retrospectively adopted the authoritative guidance for convertible debentures issued by the Financial Accounting Standards Board (FASB), which affected the Company’s 3.125% junior subordinated convertible debentures (debentures). The guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. The liability component is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact. Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s debentures were issued at a coupon rate of 3.125%, which was below the rate of a similar instrument that did not have a conversion feature at that time (7.20%). Therefore, the valuation of the debt component resulted in a discounted carrying value of the debentures compared to the principal. This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is also the stated life of the debt. The consolidated financial statements have been retrospectively adjusted for all periods presented in accordance with the authoritative guidance for convertible debentures. See “Note 10. Convertible Debentures and Revolving Credit Facility” for further information.
The effect of the retrospective adoption on individual line items on the Company’s consolidated balance sheet was as follows:

	March 28, 2009
	As
	Previously			As
(In thousands)	Reported	Adjustments (1)		Adjusted
Other assets	$216,905	$(13,614	)(2)	$203,291
Convertible debentures	690,125	(338,015)		352,110
Deferred tax liabilities	82,648	113,541		196,189
Additional paid-in capital	856,232	229,513		1,085,745
Retained earnings	897,771	(18,653)		879,118

(1)	The amounts represent the net effect of the adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 and the repurchase of a portion of the debentures.

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

The effect of the retrospective adoption on individual line items on the Company’s consolidated statements of income for the periods indicated was as follows:

	Year Ended				Year Ended
	March 28, 2009				March 29, 2008
	As				As
	Previously			As	Previously			As
(In thousands, except per share amounts)	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Gain on early extinguishment of convertible debentures	$110,606	$(35,571	)(1)	$75,035	$—	$—		$—
Interest and other income, net	12,189	(4,587	)(2)	7,602	52,750	(4,605	)(2)	48,145
Provision for income taxes	122,544	(26,237)		96,307	100,047	127		100,174
Net income	375,640	(13,921)		361,719	374,047	(4,732)		369,315
Net income per common share — basic	$1.36	$(0.05)		$1.31	$1.27	$(0.02)		$1.25
Net income per common share — diluted	$1.36	$(0.05)		$1.31	$1.25	$(0.01)		$1.24

(1)	Gain on early extinguishment of convertible debentures decreased due to the allocation of the original gain to additional paid-in capital.

(2)	Interest and other income (expense), net decreased due to additional interest expense recorded retroactively, partially offset by a reduction of amortization of debt issuance costs.
For fiscal 2010, the retrospective adoption increased interest expense by $3.7 million and decreased provision for income taxes by $1.4 million, and thereby reducing net income by $2.3 million (or $0.01 of net income per basic and diluted common share).
The retrospective adoption does not change the Company’s net cash provided by (used in) operating, investing or financing activities for any periods.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts and customer returns, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, floating rate notes and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of April 3, 2010 and March 28, 2009, long-term investments also included approximately $61.6 million and $58.4 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.
The Company maintains its cash balances with various banks with high quality ratings, and investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds and U.S. and foreign government and agency securities. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of April 3, 2010 or March 28, 2009. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. See “Note 3. Fair Value Measurements” for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other income (expense), net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.
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
Accounts Receivable
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the aging of Xilinx’s accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. Xilinx writes off accounts receivable against the allowance when Xilinx determines a balance is uncollectible and no longer actively pursues collection of the receivable. The amounts of accounts receivable written off were insignificant for all periods presented.
Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	April 3,	March 28,
(In thousands)	2010	2009
Raw materials	$13,257	$10,024
Work-in-process	85,990	79,426
Finished goods	31,381	30,382

	$130,628	$119,832

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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $50.2 million, $55.6 million and $54.2 million for fiscal 2010, 2009 and 2008, respectively.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value.

Goodwill
Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment. Based on the impairment review performed during the fourth quarter of fiscal 2010, there was no impairment of goodwill in fiscal 2010. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2011. To date, no impairment indicators have been identified.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2010, approximately 69% of the Company’s net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.
As of April 3, 2010, the Company had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. As of March 28, 2009, the Company had $90.4 million of deferred revenue and $28.0 million of deferred cost of revenues recognized as a net $62.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Revenue from sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant formal acceptance provisions with the Company’s direct customers.
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
Foreign Currency Translation
The U.S. dollar is the functional currency for the Company’s Ireland and Singapore subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest and other income (expense), net. The remeasurement gains or losses were immaterial for all fiscal periods presented.
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
Stock-Based Compensation
The Company has equity incentive plans that are more fully discussed in “Note 6. Stock-Based Compensation Plans.” The authoritative guidance of accounting for share-based payment requires the Company to measure the cost of all employee equity awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (over the vesting period of the award). In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The authoritative guidance of accounting for share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s employee stock purchase plan is deemed a compensatory plan under the authoritative guidance of accounting for share-based payment. Accordingly, the employee stock purchase plan is included in the computation of stock-based compensation expense.
The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award for stock-based awards granted after April 1, 2006. For stock-based awards granted prior to April 2, 2006, the Company continues to use the accelerated amortization method consistent with the amounts previously disclosed in the pro forma disclosure. Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method.
Income Taxes
All income tax amounts reflect the use of the liability method under the accounting for income taxes, as interpreted by FASB authoritative guidance for measuring uncertain tax positions. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2010 and 2009, the accrual balance of the product warranty liability was immaterial.
The Company offers, subject to certain terms and conditions, to indemnify certain customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure. To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products. The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.
Concentrations of Credit Risk
Avnet, one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of April 3, 2010 and March 28, 2009, Avnet accounted for 83% and 81% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 49%, 55% and 61% of the Company’s worldwide net revenues in fiscal 2010, 2009 and 2008, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 93% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. As of April 3, 2010, 49% and 51% of its investments in debt securities were domestic and foreign issuers, respectively. See “Note 4. Financial Instruments” for detailed information about the Company’s investment portfolio.
As of April 3, 2010, less than 4% of the Company’s $1.87 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.3 million that were downgraded to an A rating during fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under the FFELP that are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During fiscal 2010 and 2009, $1.3 million and $1.4 million, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, beginning with the quarter ended March 29, 2008, the student loan auction rate securities were reclassified from short-term to long-term investments on the consolidated balance sheets. The maturity dates range from March 2023 to November 2047.
As of April 3, 2010, approximately 24% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.
Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. While general conditions in the global credit markets have improved, there is a risk that the Company may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. See “Note 4. Financial Instruments” for a table of the Company’s available-for-sale securities.
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
In February 2010, the FASB issued the authoritative guidance to amend the subsequent event disclosure requirement for public companies. Under this amended guidance, public companies are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance in the quarter ended April 3, 2010. See “Note 21. Subsequent Event” for further information.
In April 2010, the FASB issued the authoritative guidance on milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is to be applied prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements.
Note 3. Fair Value Measurements
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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2010 and the Company did not adjust or override any fair value measurements as of April 3, 2010.
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
Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.
The Company’s Level 1 assets consist of U.S. Treasury securities and money market funds.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes and mortgage-backed securities. The Company’s Level 2 assets and liabilities include foreign currency forward contracts.
Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.
The Company’s Level 3 assets and liabilities include student loan auction rate securities and the embedded derivative related to the Company’s debentures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 and March 28, 2009:

	April 3, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$138,738	$—	$—	$138,738
Bank certificates of deposit	—	59,996	—	59,996
Commercial paper	—	437,790	—	437,790
Corporate bonds	—	538	—	538
Auction rate securities	—	—	61,644	61,644
Municipal bonds	—	9,703	—	9,703
U.S. government and agency securities	49,995	71,961	—	121,956
Foreign government and agency securities	—	488,845	—	488,845
Floating rate notes	—	112,430	—	112,430
Mortgage-backed securities	—	442,199	—	442,199

Total assets measured at fair value	$188,733	$1,623,462	$61,644	$1,873,839

Liabilities:
Foreign currency forward contracts (net)	$—	$1,477	$—	$1,477
Convertible debentures — embedded derivative	—	—	848	848

Total liabilities measured at fair value	$—	$1,477	$848	$2,325

Net assets measured at fair value	$188,733	$1,621,985	$60,796	$1,871,514

	March 28, 2009
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$343,750	$—	$—	$343,750
Bank certificates of deposit	—	20,001	—	20,001
Commercial paper	—	229,869	—	229,869
Corporate bonds	—	11,485	—	11,485
Auction rate securities	—	—	58,354	58,354
Municipal bonds	—	14,520	—	14,520
U.S. government and agency securities	2,972	6,952	—	9,924
Foreign government and agency securities	—	453,664	—	453,664
Floating rate notes	—	230,575	—	230,575
Asset-backed securities	—	5,894	36,492	42,386
Mortgage-backed securities	—	169,201	—	169,201

Total assets measured at fair value	$346,722	$1,142,161	$94,846	$1,583,729

Liabilities:
Foreign currency forward contracts (net)	$—	$1,082	$—	$1,082
Convertible debentures — embedded derivative	—	—	2,110	2,110

Total liabilities measured at fair value	$—	$1,082	$2,110	$3,192

Net assets measured at fair value	$346,722	$1,141,079	$92,736	$1,580,537

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended	Year Ended
	April 3,	March 28,
(In thousands)	2010	2009
Balance as of beginning of period	$92,736	$145,388
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	262	170
Included in other comprehensive income (loss)	8,048	(13,416)
Included in impairment loss on investments	—	(38,006)
Sales and settlements, net (1)	(40,250)	(1,400)

Balance as of end of period	$60,796	$92,736

(1)
During fiscal 2010, we sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. Additionally, during fiscal 2010 $20.0 million notional value of senior class asset-backed securities that were measured at fair value using Level 3 inputs matured at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

	April 3,	March 28,	March 29,
(In thousands)	2010	2009	2008
Interest and other income (expense), net	$1,262	$170	$(170)
Impairment loss on investments	(4,507)	(38,006)	(2,850)

As of April 3, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $61.6 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP that are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. During fiscal 2010, the discount rate decreased by approximately 1.4 to 1.5 percentage points. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.3 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.
In March 2007, the Company issued $1.00 billion principal amount of debentures to an initial purchaser in a private offering. As a result of the repurchases in fiscal 2009, the remaining principal amount of the debentures as of April 3, 2010 was $689.6 million. The fair value of the debentures as of April 3, 2010 was approximately $640.8 million, based on the last trading price of the debentures. The debentures included embedded features that qualify as an embedded derivative under authoritative guidance issued by the FASB. The embedded derivative was separately accounted for as a discount on the debentures and its fair value was established at the inception of the debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data while the last two inputs require management judgment and are Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of April 3, 2010, the Company had non-marketable equity securities in private companies of $17.7 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized impairment losses on non-marketable equity investments of $3.8 million, $3.0 million and $2.9 million during fiscal 2010, 2009 and 2008, respectively, due to the weak financial condition of certain investees. The entire amount of each of the impaired non-marketable equity investments was written off.

Note 4. Financial Instruments
The following is a summary of available-for-sale securities:

	April 3, 2010				March 28, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$138,738	$—	$—	$138,738	$343,750	$—	$—	$343,750
Bank certificates of deposit	59,996	—	—	59,996	20,001	—	—	20,001
Commercial paper	437,790	—	—	437,790	229,869	—	—	229,869
Corporate bonds	523	15	—	538	11,579	207	(301)	11,485
Auction rate securities	69,200	—	(7,556)	61,644	70,450	—	(12,096)	58,354
Municipal bonds	9,688	75	(60)	9,703	14,868	74	(422)	14,520
U.S. government and agency securities	121,991	5	(40)	121,956	9,789	137	(2)	9,924
Foreign government and agency securities	488,845	—	—	488,845	453,505	159	—	453,664
Floating rate notes	112,852	142	(564)	112,430	244,222	303	(13,950)	230,575
Asset-backed securities	—	—	—	—	46,275	13	(3,902)	42,386
Mortgage-backed securities	435,375	8,643	(1,819)	442,199	164,533	5,004	(336)	169,201

	$1,874,998	$8,880	$(10,039)	$1,873,839	$1,608,841	$5,897	$(31,009)	$1,583,729

Included in:
Cash and cash equivalents				$936,489				$976,996
Short-term investments				355,148				258,946
Long-term investments				582,202				347,787

				$1,873,839				$1,583,729

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of April 3, 2010 and March 28, 2009:

	April 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$61,644	$(7,556)	$61,644	$(7,556)
Municipal bonds	623	(1)	1,727	(59)	2,350	(60)
U.S. government and agency securities	109,451	(40)	—	—	109,451	(40)
Floating rate notes	—	—	67,145	(564)	67,145	(564)
Mortgage-backed securities	191,255	(1,819)	—	—	191,255	(1,819)

	$301,329	$(1,860)	$130,516	$(8,179)	$431,845	$(10,039)

	March 28, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,729	$(49)	$471	$(252)	$2,200	$(301)
Auction rate securities	58,354	(12,096)	—	—	58,354	(12,096)
Municipal bonds	4,103	(274)	2,302	(148)	6,405	(422)
U.S. government and agency securities	717	(2)	—	—	717	(2)
Floating rate notes	95,746	(5,762)	116,586	(8,188)	212,332	(13,950)
Asset-backed securities	5,267	(393)	36,492	(3,509)	41,759	(3,902)
Mortgage-backed securities	23,421	(294)	306	(42)	23,727	(336)

	$189,337	$(18,870)	$156,157	$(12,139)	$345,494	$(31,009)

The gross unrealized losses on these investments were primarily due to adverse conditions in the global credit markets in fiscal 2010 and 2009. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of April 3, 2010 and March 28, 2009 were temporary in nature. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of April 3, 2010 and March 28, 2009. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of April 3, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,152,767	$1,152,899
Due after one year through five years	83,674	83,294
Due after five years through ten years	162,948	165,091
Due after ten years	336,871	333,817

	$1,736,260	$1,735,101

Certain information related to available-for-sale securities is as follows:

(In thousands)	2010	2009	2008
Gross realized gains on sale of available-for-sale securities	$2,947	$4,544	$1,437

Gross realized losses on sale of available-for-sale securities	(2,596)	(1,838)	(6,576)

Net realized gains (losses) on sale of available-for-sale securities	$351	$2,706	$(5,139)

Amortization of premiums on available-for-sale securities	$(4,797)	$(7,197)	$(8,229)

Note 5. Derivative Financial Instruments
As of April 3, 2010 and March 28, 2009, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

	April 3,	March 28,
(In thousands and U.S. dollars)	2010	2009
Euro	$21,190	$51,072
Singapore dollar	58,420	30,123
Japanese Yen	12,268	12,563
British Pound	4,889	6,408

	$96,767	$100,166

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2010 and April 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next 12 months.
As of April 3, 2010, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.
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
The debentures include provisions which qualify as an embedded derivative. See “Note 14. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the debentures and its fair value was established at the inception of the debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $848 thousand and $2.1 million as of April 3, 2010 and March 28, 2009, respectively. The changes in the fair value of the embedded derivative of $1.3 million and $170 thousand during fiscal 2010 and 2009, respectively, were recorded to interest and other income (expense), net on the Company’s consolidated statement of income.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments designated as hedging instruments as of April 3, 2010 and March 28, 2009, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

April 3, 2010	Prepaid expenses and other current assets	$700	Other accrued liabilities	$2,177

March 28, 2009	Prepaid expenses and other current assets	$2,307	Other accrued liabilities	$3,389
The following table summarizes the effect of derivative instruments on the consolidated statements of income for the fiscal 2010 and 2009:

	Amount of Gain		Amount of Gain
(In thousands)	(Loss) Recognized		(Loss) Reclassified		Amount of Gain
Derivatives in Cash	in OCI on	Statement of	from Accumulated	Statement of	(Loss) Recorded
Flow Hedging	Derivative	Income	OCI into Income	Income	(Ineffective
Relationships	(Effective portion)	Location	(Effective portion)	Location	portion)

Fiscal 2010

Foreign exchange contracts	$(541)	Interest and other income (expense), net	$4,404	Interest and other income (expense), net	$1

Fiscal 2009

Foreign exchange contracts	$(2,039)	Interest and other income (expense), net	$(3,697)	Interest and other income (expense), net	$144
Note 6. Stock-Based Compensation Plans
The Company’s equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

(In thousands)	2010	2009	2008
Stock-based compensation included in:
Cost of revenues	$5,180	$5,791	$7,605
Research and development	25,766	25,075	31,433
Selling, general and administrative	24,590	23,079	27,389
Restructuring charges	945	564	—

Stock-based compensation effect on income before taxes	56,481	54,509	66,427
Income tax effect	(17,105)	(13,323)	(19,651)

Net stock-based compensation effect on net income	$39,376	$41,186	$46,776

In accordance with the authoritative guidance of accounting for share-based payment, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The actual forfeiture true up and estimate adjustments in fiscal 2010, 2009 and 2008 were $16.7 million, $15.8 million and $8.4 million, respectively.

As of both April 3, 2010 and March 28, 2009, the ending inventory balances included $1.1 million of capitalized stock-based compensation. The net stock-based compensation capitalized to or released from inventory during fiscal 2010 and 2009 were immaterial. During fiscal 2010, 2009 and 2008, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $9.3 million, $11.4 million and $25.3 million.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The per-share weighted-average fair values of stock options granted during fiscal 2010, 2009 and 2008 were $5.68, $7.28 and $7.23, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2010, 2009 and 2008 were $6.29, $6.45 and $7.20, respectively. The fair values of stock options and stock purchase plan rights granted in fiscal 2010, 2009 and 2008 were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Expected life of options (years)	5.1 to 5.3	5.2 to 5.4	5.3 to 5.4	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0

Expected stock price volatility	0.30 to 0.43	0.33 to 0.53	0.30 to 0.38	0.31 to 0.34	0.36 to 0.50	0.32 to 0.36

Risk-free interest rate	1.8% to 2.9%	1.5% to 3.5%	2.4% to 5.1%	0.2% to 1.2%	0.4% to 2.5%	2.1% to 5.0%

Dividend yield	2.4% to 3.0%	2.1% to 3.5%	1.6% to 2.8%	2.5% to 2.7%	2.3% to 3.3%	2.1% to 2.4%
The Company began granting restricted stock units (RSUs) in the first quarter of fiscal 2008. The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during fiscal 2010, 2009 and 2008 were $20.38, $21.89 and $24.46, respectively. The weighted-average fair values of RSUs granted in fiscal 2010, 2009 and 2008 were calculated based on estimates at the date of grant as follows:

	2010	2009	2008
Risk-free interest rate	1.3% to 2.0%	1.1% to 3.2%	1.7% to 5.0%
Dividend yield	2.4% to 3.0%	2.1% to 3.5%	1.6% to 2.8%
Options outstanding that have vested and are expected to vest in future periods as of April 3, 2010 are as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
(Shares and intrinsic value in thousands)	of Shares	Per Share	(Years)	Intrinsic Value (1)
Vested (i.e., exercisable)	26,585	$31.84	3.83	$25,205
Expected to vest	4,032	$22.39	2.50	13,869

Total vested and expected to vest	30,617	$30.60	3.65	$39,074

Total outstanding	31,026	$30.51	4.10	$39,757

(1)	These amounts represent the difference between the exercise price and $25.68, the closing price per share of Xilinx’s stock on April 1, 2010, for all in-the-money options outstanding.
Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $28.3 million completed vesting during fiscal 2010. As of April 3, 2010, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan was $30.7 million and $10.1 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.2 years and 0.7 years, respectively.

Employee Stock Option Plans
Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 43.3 million shares as of April 3, 2010, including 12.3 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.
A summary of shares available for grant under the 2007 Equity Plan is as follows:

Shares
Available for
(Shares in thousands)	Grant
March 31, 2007	10,000
Additional shares reserved	5,000
Stock options granted	(3,367)
Stock options cancelled	166
RSUs granted	(2,301)
RSUs cancelled	132

March 29, 2008	9,630
Additional shares reserved	4,000
Stock options granted	(1,895)
Stock options cancelled	627
RSUs granted	(1,634)
RSUs cancelled	324

March 28, 2009	11,052
Additional shares reserved	5,000
Stock options granted	(2,461)
Stock options cancelled	314
RSUs granted	(1,885)
RSUs cancelled	302

April 3, 2010	12,322

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 31, 2007	55,942	$31.13
Granted	3,367	$24.54
Exercised	(5,990)	$14.72
Forfeited/cancelled/expired	(4,030)	$35.17

March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93

March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51

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

The total pre-tax intrinsic value of options exercised during fiscal 2010 and 2009 was $3.0 million and $18.1 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.
The following information relates to options outstanding and exercisable under the Option Plans as of April 3, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
(Shares in thousands)		Remaining	Exercise		Exercise
Range of	Options	Contractual	Price Per	Options	Price Per
Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share
$15.95 - $19.98	621	4.34	$18.34	439	$18.52
$20.14 - $29.95	19,118	5.14	$24.26	14,860	$24.69
$30.04 - $39.05	4,864	2.07	$35.03	4,864	$35.03
$40.11 - $48.44	5,407	2.92	$41.06	5,406	$41.06
$54.00 - $96.63	1,016	0.39	$77.77	1,016	$77.77

$15.95 - $96.63	31,026	4.10	$30.51	26,585	$31.84

As of March 28, 2009, 35.1 million options were exercisable at an average price of $33.95.
Restricted Stock Unit Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining	Aggregate
	Number of	Fair Value	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Per Share	Term (Years)	Value (1)
March 31, 2007	—	$—
Granted	2,301	$24.46
Vested (2)	—	$—
Cancelled	(132)	$25.62

March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested (2)	(509)	$24.46
Cancelled	(324)	$24.25

March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested (2)	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70	2.68	$93,795

Expected to vest as of April 3, 2010	3,287	$21.63	2.65	$84,422

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on April 1, 2010 of $25.68, multiplied by the number of RSUs outstanding or expected to vest as of April 3, 2010.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.
RSUs with a fair value of $20.0 million were vested during fiscal 2010. As of April 3, 2010, total unrecognized stock-based compensation costs related to non-vested RSUs was $63.5 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Employee Qualified Stock Purchase Plan
Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 80% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 2.0 million shares for $28.0 million in fiscal 2010, 2.2 million shares for $34.5 million in fiscal 2009, and 2.1 million shares for $36.6 million in fiscal 2008. As of April 3, 2010, 7.7 million shares were available for future issuance out of the 42.5 million shares authorized.
Note 7. Balance Sheet Information
The following tables disclose those long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

	April 3,	March 28,
(In thousands)	2010	2009*
Other assets:
Deferred tax assets	$63,691	$70,373
Affordable housing credit investments	17,447	22,245
Deferred compensation plan	32,046	21,283
Investments in intellectual property and licenses	18,130	20,034
Investments in non-marketable equity securities	17,679	20,519
Income tax refunds receivable	34,542	32,953
Other	27,682	15,884

	$211,217	$203,291

Accrued payroll and related liabilities:
Accrued compensation	$71,505	$57,053
Deferred compensation plan liability	37,031	26,339
Other	6,127	6,526

	$114,663	$89,918

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
No individual amounts within other accrued liabilities exceed 5% of total current liabilities as of April 3, 2010 or March 28, 2009.
Note 8. Restructuring Charges
During the first quarter of fiscal 2010, the Company announced restructuring measures designed to drive structural operating efficiencies across the company. The Company completed this restructuring plan by the end of the fourth quarter of fiscal 2010, and reduced its global workforce by approximately 200 positions, or about 6%. These employee terminations impact various geographies and functions worldwide. The Company recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance costs and benefits expenses.
The following table summarizes the restructuring accrual activity for fiscal 2010:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of March 28, 2009	$—	$682	$682
Restructuring charges	28,531	1,533	30,064
Cash payments	(25,633)	(2,155)	(27,788)
Non-cash settlements	(945)	—	(945)

Balance as of April 3, 2010	$1,953	$60	$2,013

These fiscal 2010 charges above, as well as fiscal 2009 charges included in the table below, have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of April 3, 2010 primarily relates to severance costs and benefits that are expected to be paid during the first quarter of fiscal 2011.
During the first quarter of fiscal 2009, the Company announced a functional reorganization pursuant to which it eliminated 249 positions, or approximately 7% of its global workforce. These employee terminations occurred across various geographies and functions worldwide. The reorganization plan was completed by the end of the second quarter of fiscal 2009.

The Company recorded total restructuring charges of $22.0 million in connection with the reorganization in fiscal 2009. These charges consisted of $20.5 million of severance costs and benefits expenses and $1.5 million of facility-related costs.
The following table summarizes the restructuring accrual activity for fiscal 2009:

	Employee
	severance and	Facility-related
(In thousands)	benefits	costs	Total
Balance as of March 29, 2008	$—	$—	$—
Restructuring charges	20,539	1,484	22,023
Cash payments	(19,975)	(671)	(20,646)
Non-cash settlements	(564)	(131)	(695)

Balance as of March 28, 2009	$—	$682	$682

Note 9. Impairment Loss on Investments
The Company recorded an impairment loss on investments in non-marketable equity securities of $3.8 million and $2.9 million for fiscal 2010 and 2008, respectively, due to the weak financial condition of certain investees. The Company recognized impairment losses on investments of $54.1 million during fiscal 2009, which consisted of $51.1 million impairment losses related to marketable debt and equity securities and $3.0 million impairment losses in non-marketable equity securities.
Of the $54.1 million impairment loss recognized during fiscal 2009, $38.0 million was related to senior class asset-backed securities where the issuer went into receivership. The receiver subsequently sought judicial interpretation of a provision of a legal document governing the issuer’s securities. As a result of the outcome of the judicial determination, the receiver immediately liquidated the substantial majority of the issuer’s assets, and in accordance with the court order, the proceeds were used to repay short-term liabilities in the order in which they fell due. In December 2008, the receiver reported to the issuer’s creditors the outcome of the judicial determination and that the issuer’s liabilities substantially exceeded its assets. As a result, the receiver estimated that the issuer would not be able to pay any liabilities falling due after October 2008 regardless of the seniority or status of the securities. Based on these developments, the Company concluded that it was not likely that we would recover the balance of its investment. This decline in fair value was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $38.0 million on these securities during fiscal 2009. In October 2009, a higher court reversed the initial judicial interpretation and determined that the proceeds should be used to repay short-term liabilities on a pari passu basis. Given the significant liabilities of the issuer, it is uncertain whether the Company will recover any of its original investment. The Company has not recognized any amount that may be due back to the Company.
The Company also recognized an additional impairment loss of $10.0 million on marketable debt securities in its investment portfolio during fiscal 2009, $9.0 million of which was due to the bankruptcy filing by one of the issuers of the marketable debt securities.
In addition to the aforementioned amounts, the Company recorded $3.1 million of impairment losses in marketable equity securities investment during fiscal 2009 as a result of the continued decline in its market value, which led the Company to believe that the decline in the market value was other than temporary. Furthermore, during the same period the Company recorded $3.0 million of write down of its investment in non-marketable equity securities in private companies, which was recorded due primarily to the weak financial condition of certain investees.
Note 10. Commitments
Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2018. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)
2011	$7,852
2012	3,117
2013	2,542
2014	1,495
2015	1,335
Thereafter	1,633

$17,974

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.0 million as of April 3, 2010. Rent expense, net of rental income, under all operating leases was $5.3 million for fiscal 2010, $9.2 million for fiscal 2009, and $8.2 million for fiscal 2008. Rental income, which includes rents received from both owned and leased property, was not material for fiscal 2010, 2009 or 2008.
Other commitments as of April 3, 2010 totaled $129.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of April 3, 2010, the Company also had $10.0 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 11. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 941 thousand, 741 thousand, and 3.6 million potentially dilutive common equivalent shares outstanding for fiscal 2010, 2009 and 2008, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.
Outstanding stock options and RSUs to purchase approximately 44.0 million, 44.1 million and 39.9 million shares, for fiscal 2010, 2009 and 2008, respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see “Note 14. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of $30.48 per share, because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds $30.48 per share, using the treasury stock method. The conversion price of $30.48 per share represents the adjusted conversion price due to the accumulation of cash dividends distributed to the common stockholders through fiscal 2010.
Note 12. Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows:

(In thousands)	2010	2009*	2008*
Interest income	$18,782	$47,556	$94,022
Interest expense	(25,989)	(33,534)	(36,606)
Loss on sale of the UMC investment	—	—	(4,731)
Other income (expense), net	628	(6,420)	(4,540)

	$(6,579)	$7,602	$48,145

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)

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
The components of comprehensive income are as follows:

(In thousands)	2010	2009*	2008*
Net income	$357,484	$361,719	$369,315
Net change in unrealized loss on available-for-sale securities, net of tax	14,996	(13,268)	(2,512)
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in net income	(240)	(1,620)	649
Net change in unrealized gain (loss) on hedging transactions, net of tax	(541)	(2,039)	1,014
Net change in cumulative translation adjustment	3,422	(7,735)	3,052

Comprehensive income	$375,121	$337,057	$371,518

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
The components of accumulated other comprehensive income (loss) as of fiscal year-ends are as follows:

	April 3,	March 28,
(In thousands)	2010	2009
Accumulated unrealized loss on available-for-sale securities, net of tax	$(718)	$(15,474)
Accumulated unrealized loss on hedging transactions, net of tax	(1,553)	(1,012)
Accumulated cumulative translation adjustment	1,050	(2,372)

Accumulated other comprehensive loss	$(1,221)	$(18,858)

Note 14. Convertible Debentures and Revolving Credit Facility
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037, to an initial purchaser in a private offering. The debentures are subordinated in right of payment to the Company’s existing and future senior debt and to the other liabilities of the Company’s subsidiaries. The debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the debentures was adjusted to 32.8092 shares of common stock per $1 thousand principal amount of debentures, representing an adjusted conversion price of $30.48 per share at the end of fiscal 2010.
The Company received net proceeds from issuance of the debentures of $980.0 million after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its debentures, resulting in approximately $689.6 million of principal amount of debt outstanding as of April 3, 2010. The debt issuance costs, as adjusted for the retrospective adoption of the authoritative guidance for convertible debentures issued by the FASB, are recorded in long-term other assets and are being amortized to interest expense over 30 years. Cash interest of 3.125% (per annum) is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.
Beginning in fiscal 2010, the Company retrospectively adopted the authoritative guidance for convertible debentures issued by the FASB. The authoritative guidance specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt. See “Adoption of New Accounting Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption.

The carrying values of the liability and equity components of the debentures, after the retrospective adoption, are reflected in the Company’s consolidated balance sheets as follows:

	April 3,	Mar 28,
(In thousands)	2010	2009
Liability component:
Principal amount of convertible debentures	$689,635	$689,635
Unamortized discount of liability component	(334,123)	(338,015)
Unamortized discount of embedded derivative from date of issuance	(1,562)	(1,620)

Carrying value of liability component	353,950	350,000
Carrying value of embedded derivative component	848	2,110

Convertible debentures — net carrying value	$354,798	$352,110

Equity component — net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of April 3, 2010, the remaining term of the debentures is 27 years. Interest expense related to the debentures was included in interest and other income (expense), net on the consolidated statements of income and was recognized as follows:

(In thousands)	2010	2009*	2008*
Contractual coupon interest	$21,816	$28,293	$31,250
Amortization of debt issuance costs	223	379	383
Amortization of embedded derivative	58	73	84
Amortization of debt discount	3,892	4,789	4,889

Total interest expense related to the debentures	$25,989	$33,534	$36,606

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
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
Holders of the debentures may convert their debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders of the debentures who convert their debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the debentures may require Xilinx to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any. As of April 3, 2010, none of the conditions allowing holders of the debentures to convert had been met.
The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative. The fair value of the derivative at the date of issuance of the debentures was $2.5 million and is accounted for as a discount on the debentures. Due to the repurchase of a portion of the debentures in fiscal 2009, the carrying value of the derivative was reduced to $1.6 million and will continue to be amortized to interest expense over the remaining term of the debentures. The fair value of the derivative as of April 3, 2010 and March 28, 2009 was $848 thousand and $2.1 million, respectively. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s consolidated statements of income. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately.
Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of April 3, 2010, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 15. Stockholders’ Equity
Preferred Stock
The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of April 3, 2010 and March 28, 2009, no preferred shares were issued or outstanding.
Common Stock and Debentures Repurchase Programs
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In February 2007, the Board authorized a $1.50 billion repurchase program (2007 Repurchase Program). In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. The 2008 Repurchase Program has no stated expiration date. Through April 3, 2010, the Company had used the entire amount authorized under the 2007 Repurchase program and $424.3 million out of the $800.0 million authorized under the 2008 Repurchase Program. Out of the $424.3 million used under the 2008 Repurchase Program, $231.1 million was used to repurchase 9.4 million shares of its outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its debentures. See “Note 14. Convertible Debentures and Revolving Credit Facility” for additional information about the debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of April 3, 2010 or March 28, 2009.
During fiscal 2009, the Company entered into stock repurchase agreements with independent financial institutions to repurchase shares under both the 2007 Repurchase Program and 2008 Repurchase Program. Under these agreements, Xilinx provided these financial institutions with up-front payments totaling $275.0 million for fiscal 2009. These financial institutions agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company repurchased 10.8 million shares of common stock for $275.0 million during fiscal 2009, of which $81.1 million was purchased under the 2008 Repurchase Program while the remaining balance of $193.9 million was purchased under the 2007 Repurchase Program. There were no such arrangements in fiscal 2010. During fiscal 2010, the Company repurchased 6.2 million shares of common stock in the open market for a total of $150.0 million under the 2008 Repurchase Program. As of April 3, 2010, no amounts remained outstanding under any stock repurchase agreements and all related shares had been delivered to the Company.
Note 16. Income Taxes
The provision for income taxes consists of the following:

(In thousands)		2010	2009*	2008*
Federal:	Current	$(8,732)	$44,008	$81,147
	Deferred	56,085	49,347	1,866

		47,353	93,355	83,013

State:	Current	6,174	3,507	(3,359)
	Deferred	243	(14,760)	(740)

		6,417	(11,253)	(4,099)

Foreign:	Current	8,809	14,538	21,590
	Deferred	1,702	(333)	(330)

		10,511	14,205	21,260

Total		$64,281	$96,307	$100,174

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
The domestic and foreign components of income before income taxes were as follows:

	2010	2009*	2008*
Domestic	$59,473	$110,492	$45,350
Foreign	362,292	347,534	424,139

Income before income taxes	$421,765	$458,026	$469,489

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)

The tax benefits (expenses) associated with stock option exercises and the employee stock purchase plan recorded in additional paid-in capital were $(4.4) million, $4.2 million and $15.8 million, for fiscal 2010, 2009 and 2008, respectively.
As of April 3, 2010, the Company had federal and state net operating loss carryforwards of approximately $17.5 million. If unused, these carryforwards will expire in 2013 through 2026. The Company had federal and state R&D tax credit carryforwards of approximately $91.2 million, federal affordable housing tax credit carryforwards of approximately $5.6 million and no other state credit carryforwards. If unused, $8.7 million of the tax credit carryforwards will expire in 2023 through 2030. The remainder of the credits has no expiration date.
Unremitted foreign earnings that are considered to be permanently invested outside the U. S. and on which no U.S. taxes have been provided, are approximately $945.6 million as of April 3, 2010. The residual U.S. tax liability, if such amounts were remitted, would be approximately $296.3 million.
The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	2010	2009*	2008*
Income before provision for taxes	$421,765	$458,026	$469,489
Federal statutory tax rate	35%	35%	35%

Computed expected tax	147,618	160,309	164,321
State taxes, net of federal benefit	4,527	(7,292)	(4,970)
Non-deductible stock-based compensation	1,813	2,550	2,676
Tax exempt interest	(396)	(567)	(721)
Foreign earnings at lower tax rates	(67,651)	(49,446)	(55,949)
Tax credits	(16,491)	(13,936)	(5,054)
Deferred compensation	(2,994)	3,510	606
Other	(2,145)	1,179	(735)

Provision for income taxes	$64,281	$96,307	$100,174

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)
The Company has manufacturing operations in Singapore where the Company has been granted “Pioneer Status” that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefit of Pioneer Status in Singapore for fiscal 2010 is approximately $18.7 million ($0.07 per common share) on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.
The major components of deferred tax assets and liabilities consisted of the following as of April 3, 2010 and March 28, 2009:

(In thousands)	2010	2009*

Deferred tax assets:
Inventory valuation differences	$2,050	$5,116
Stock-based compensation	32,504	43,316
Deferred income on shipments to distributors	20,166	13,567
Accrued expenses	55,513	36,016
Tax loss carryforwards	11,931	8,204
Tax credit carryforwards	74,705	94,718
Intangible and fixed assets	21,939	18,782
Strategic and equity investments	18,210	22,432
Deferred compensation plan	15,081	10,453
Unrealized losses on available-for-sale securities	441	9,638
Other	3,136	2,859

	255,676	265,101
Valuation allowance	—	—

Total deferred tax assets	255,676	265,101

Deferred tax liabilities:
Unremitted foreign earnings	(189,117)	(148,433)
State income taxes	(21,821)	(24,770)
Convertible debt	(167,985)	(147,856)
Other	(6,086)	(6,148)

Total deferred tax liabilities	(385,009)	(327,207)

Total net deferred tax liabilities	$(129,333)	$(62,106)

*	As adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Note 2)

Long-term deferred tax assets of $63.7 million and $70.4 million as of April 3, 2010 and March 28, 2009, respectively, are included in other assets on the consolidated balance sheet (see “Note 7. Balance Sheet Information”).
The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2010 and 2009 were as follows:

(in thousands)	2010	2009

Balance as of beginning of fiscal year	$115,637	$105,079
Adjustment to adoption entry of accounting for uncertain tax position	—	10,032
Increases in tax positions for prior years	14,677	1,088
Decreases in tax positions for prior years	(29,103)	(12,581)
Increases in tax positions for current year	12,607	12,676
Settlements	—	—
Lapse in statute of limitations	(17,549)	(657)

Balance as of end of fiscal year	$96,269	$115,637

The Company adjusted the cumulative effect of adopting FASB authoritative guidance for measuring uncertain tax positions in the second quarter of fiscal 2009 in connection with a change in estimate related to the application of certain historical tax elections. As a result, retained earnings and deferred tax liabilities decreased by $10.1 million and $18.2 million, respectively, and long-term income taxes payable increased by $28.3 million.
If the remaining balance of $96.3 million and $115.6 million of unrecognized tax benefits as of April 3, 2010 and March 28, 2009, respectively, were realized in a future period, it would result in a tax benefit of $66.5 million and $58.5 million, respectively, thereby reducing the effective tax rate.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties was $3.1 million and $4.0 million as of April 3, 2010 and March 28, 2009, respectively. Interest and penalties included in (released from) the Company’s provision for income taxes totaled $(900) thousand and $1.1 million for fiscal 2010 and 2009, respectively.
The Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The U.S. federal statute of limitations on fiscal 2006 has also expired. The Company is no longer subject to tax audits in Ireland for years through fiscal 2004.
On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company filed a petition with the Tax Court on March 2, 2009, in response to this notice of deficiency. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to acquired technology with no net change in tax liability. The Company believes it has provided adequate reserves for the other proposed adjustments to fiscal 2005. It is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months prior to settlement of the remaining issues.
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. Except to the extent there is a further appeal by the IRS, all issues have been settled with the IRS in this matter as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (Appeals Court). The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. As a result, the Company recorded expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. As a result of the May 27, 2009 decision, the Company increased its accrual for penalties and interest in the first quarter from $4.0 million to $21.9 million. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010 the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor. As a result of the March 2010 decision, the Company expects to receive a refund from the IRS of approximately $25.2 million and interest of approximately $9.4 million. The accrual for penalties and interest decreased from $21.5 million in the third quarter to $3.1 million in the fourth quarter of fiscal 2010, primarily as a result of the March 2010 decision.

Note 17. Segment Information
Xilinx designs, develops, and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.
Geographic revenue information for fiscal 2010, 2009 and 2008 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.
Net revenues by geographic region were as follows:

(In thousands)	2010	2009	2008
North America:
United States	$578,254	$576,916	$696,367
Other	50,219	50,744	21,430

Total North America	628,473	627,660	717,797

Asia Pacific:
China	327,325	261,669	205,184
Other	321,778	341,347	321,106

Total Asia Pacific	649,103	603,016	526,290

Europe	395,121	411,649	407,186
Japan	160,857	182,859	190,099

Worldwide total	$1,833,554	$1,825,184	$1,841,372

Net long-lived assets by country at fiscal year-ends were as follows:

	April 3,	March 28,	March 29,
(In thousands)	2010	2009	2008
United States	$245,698	$263,242	$267,714
Foreign:
Ireland	57,369	67,497	72,947
Singapore	56,869	48,289	51,756
Other	5,942	8,879	12,013

Total foreign	120,180	124,665	136,716

Worldwide total	$365,878	$387,907	$404,430

Note 18. Litigation Settlements and Contingencies
Internal Revenue Service
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. Except to the extent there is a further appeal by the IRS, all issues have been settled with the IRS in this matter as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010 the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor.
In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to acquired technology with no net change in tax liability. The Company believes it has adequate reserves for the remaining issues.

Patent Litigation
On November 5, 2009, Agere Systems, Inc. (Agere), a wholly-owned subsidiary of LSI Corporation (LSI), filed an action for patent infringement and breach of contract of a patent license agreement against the Company in the Supreme Court of the State of New York (Agere Systems Inc. v. Xilinx, Inc., Index No. 603382/09, the New York State Action). This action was ultimately removed to U.S. District Court for the Southern District of New York, and consolidated with the Company’s related actions against Agere and LSI. On April 2, 2010, Xilinx and LSI reached a resolution on the foregoing matters and all outstanding litigation between Xilinx and LSI and Agere have been dismissed with prejudice. This resolution did not have a material impact on the Company’s financial position or results of operations.
On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to 11 different patents and PACT seeks injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.
Other Matters
Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.
Note 19. Goodwill and Acquisition-Related Intangibles
As of April 3, 2010 and March 28, 2009, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:
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

Amortization expense for all intangible assets for fiscal 2010, 2009 and 2008 was $2.5 million, $5.3 million and $6.8 million, respectively. All acquisition-related intangibles were fully amortized as of the end of the Company’s first quarter of fiscal 2010. Acquisition-related intangible assets were amortized on a straight-line basis.

Note 20. Employee Benefit Plans
Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $9.3 million, $9.9 million and $8.1 million in fiscal 2010, 2009 and 2008, respectively. For employees in the U.S., effective July 1, 2008, Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. Because the program was introduced mid-year, the maximum Company match for calendar year 2008 was $2,250 per employee. For calendar year 2009 and beyond, the maximum Company contribution per year is $4,500 per employee. Prior to July 1, 2008, the Company made discretionary contributions to employee 401(k) accounts when performance targets were met. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2003, participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.
The Company allows its U.S.-based officers, director-level employees, and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of April 3, 2010, there were approximately 135 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of April 3, 2010, Plan assets were $32.0 million and obligations were $37.0 million. As of March 28, 2009, Plan assets were $21.3 million and obligations were $26.3 million.
Note 21. Subsequent Events
On April 27, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per common share for the first quarter of fiscal 2011. The dividend is payable on June 9, 2010 to stockholders of record on May 19, 2010.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 3, 2010 and March 28, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 3, 2010. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 3, 2010 and March 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, Xilinx, Inc. changed its method of accounting for convertible debt instruments with cash settlement features during 2010.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
June 1, 2010

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.’s internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 3, 2010 and March 28, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 3, 2010 of Xilinx, Inc. and our report dated June 1, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
June 1, 2010

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Beginning	(Credited) to	Deductions	Balance at
Description	of Year	Income	(a)	End of Year

For the year ended March 29, 2008:
Allowance for doubtful accounts	$3,655	$—	$21	$3,634
Allowance for customer returns	$82	$(3)	$79	$—

For the year ended March 28, 2009:
Allowance for doubtful accounts	$3,634	$—	$5	$3,629
Allowance for customer returns	$—	$—	$—	$—

For the year ended April 3, 2010:
Allowance for doubtful accounts	$3,629	$—	$1	$3,628
Allowance for customer returns	$—	$—	$—	$—

(a)	Represents amounts written off against the allowances or customer returns.
Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)	First		Second		Third		Fourth
Year ended April 3, 2010 (1)	Quarter		Quarter		Quarter		Quarter

Net revenues	$376,235		$414,950		$513,349		$529,020
Gross margin	232,413		256,773		329,029		343,536
Income before income taxes	46,450	(2)	80,310	(3)	133,011	(4)	161,994	(5)
Net income	38,006		64,038		106,908		148,532
Net income per common share: (6)
Basic	$0.14		$0.23		$0.39		$0.54
Diluted	$0.14		$0.23		$0.38		$0.54
Shares used in per share calculations:
Basic	275,523		276,353		276,832		274,686
Diluted	276,258		276,988		278,566		277,290
Cash dividends declared per common share	$0.14		$0.14		$0.16		$0.16

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2010 was a 53-week year and each quarter was a 13-week quarter except the third quarter, which was a 14-week quarter.

(2)	Income before income taxes includes restructuring charges of $15,771 and the additional interest expense of $888 as a result of the adoption of the accounting standard for the debentures.

(3)	Income before income taxes includes restructuring charges of $5,915 and the additional interest expense of $905 as a result of the adoption of the accounting standard for the debentures.

(4)
Income before income taxes includes restructuring charge of $5,531 and an impairment loss on investments of $3,041 and the additional interest expense of $922 as a result of the adoption of the accounting standard for the debentures.

(5)
Income before income taxes includes restructuring charge of $2,847 and an impairment loss on investments of $764 and the additional interest expense of $940 as a result of the adoption of the accounting standard for the debentures.

(6)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)	First		Second		Third		Fourth
Year ended March 28, 2009 (1)	Quarter		Quarter		Quarter		Quarter

Net revenues	$488,246		$483,537		$458,387		$395,014
Gross margin	311,740		306,130		293,056		245,107
Income before income taxes	106,898	(2)	102,875	(3)	156,589	(4)	91,664	(5)
Net income	83,178		81,060		119,444		78,037
Net income per common share: (6)
Basic	$0.30		$0.29		$0.44		$0.28
Diluted	$0.30		$0.29		$0.44		$0.28
Shares used in per share calculations:
Basic	278,165		276,169		273,997		274,689
Diluted	280,881		277,714		274,223		274,881
Cash dividends declared per common share	$0.14		$0.14		$0.14		$0.14

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2009 was a 52-week year and each quarter was a 13-week quarter. Additionally, fiscal 2009 results were adjusted for the retrospective adoption of the accounting standard for convertible debentures in the first quarter of fiscal 2010 (see Notes 2 and 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

(2)
Income before income taxes includes restructuring charges of $19,536, an impairment loss on investments of $4,621 and a charge of $3,086 related to an impairment of a leased facility that the Company no longer intends to occupy.

(3)	Income before income taxes includes restructuring charges of $2,487 and an impairment loss on investments of $29,001.

(4)	Income before income taxes includes a gain on early extinguishment of debentures of $58,290 and an impairment loss on investments of $19,540.

(5)	Income before income taxes includes a gain on early extinguishment of debentures of $16,745 and an impairment loss on investments of $967.

(6)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of Xilinx, Inc.’s management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal control over financial reporting involve, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.
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
Management has used the criteria established in the Report ‘Internal Control — Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 3, 2010.
The effectiveness of the Company’s internal control over financial reporting as of April 3, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Form 10-K.
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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning the Company’s executive officers is incorporated herein by reference to Item 1. “Business — Executive Officers of the Registrant” within this Form 10-K.
The information required by this item concerning the Company’s directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal One-Election of Directors,” “Corporate Governance Principles,” and “Board Matters” in our Proxy Statement.
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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended April 3, 2010 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

	A		B		C
(Shares in thousands)					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued upon		Weighted-average		Future Issuance under
	Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (excluding securities
Plan Category	Warrants and Rights		Warrants and Rights		reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	24,417		$32.55		—	(1)
2007 Equity Plan	10,246	(2)	$22.96	(3)	12,322	(4)
Employee Stock Purchase Plan	N/A		N/A		7,671

Total-Approved Plans	34,663		$30.51		19,993

Equity Compensation Plans NOT Approved by Security Holders (5)
Supplemental Stock Option Plan (6)	12		$32.04		—

Total-All Plans	34,675		$30.51		19,993

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 3.6 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008 and August 12, 2009 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares and 5.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

(5)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company. Of this amount, a total of 3 thousand option shares, with an average weighted exercise price of $18.71, remained outstanding as of April 3, 2010. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

(6)
Under the Supplemental Stock Option Plan, options were granted to employees and consultants of the Company, however neither officers nor members of our Board were eligible for grants under the Supplemental Stock Option Plan. Only non-qualified stock options were granted under the Supplemental Stock Option Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment) and such options generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option granted under the Supplemental Stock Option Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning related party transactions pursuant to Item 404 of Regulation S-K is incorporated herein by reference to the section entitled “Related Transactions” in our Proxy Statement.
The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Board Matters” in our Proxy Statement.
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
(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit						Filing	Filed
No		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	05/30/07

3.2		Bylaws of the Company, as amended and restated as of November 11, 2009	10-K	000-18548	3.2	11/16/09

4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	05/30/07

10.1	*	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	06/07/90

10.2	*	1990 Employee Qualified Stock Purchase Plan	S-8	333-127318	4.1	08/09/05

10.3	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	08/09/05

10.4	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	04/27/90

10.5	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	06/17/02

10.6		Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/04/05

10.7	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	08/12/05

10.8	*	2007 Equity Incentive Plan	10-K	000-18548	10.23	05/30/07

10.9	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	05/30/07

10.10	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	05/30/07

10.11	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	07/05/07

10.12	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	01/07/08

Incorporated by Reference
Exhibit						Filing	Filed
No		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.13	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	02/20/08

10.14	*	Summary of Fiscal 2010 Executive Incentive Plan	8-K	000-18548	N/A	05/04/09

21.1		Subsidiaries of the Company					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (included in the signature page)					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of June 2010.

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

Signature	Title	Date

/s/ Moshe N. Gavrielov (Moshe N. Gavrielov)	President and Chief Executive Officer (Principal Executive Officer) and Director	June 1, 2010

/s/ Jon A. Olson (Jon A. Olson)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 1, 2010

/s/ PHILIP T. GIANOS (Philip T. Gianos)	Chairman of the Board of Directors	June 1, 2010

/s/ John L. Doyle (John L. Doyle)	Director	June 1, 2010

/s/ Jerald G. Fishman (Jerald G. Fishman)	Director	June 1, 2010

/s/ William G. Howard, Jr. (William G. Howard, Jr.)	Director	June 1, 2010

/s/ J. Michael Patterson (J. Michael Patterson)	Director	June 1, 2010

/s/ Marshall C. turner (Marshall C. Turner)	Director	June 1, 2010

/s/ Elizabeth W. Vanderslice (Elizabeth W. Vanderslice)	Director	June 1, 2010