Form 10-Q
period 2010-07-03
XILINX INC
filed 2010-08-09
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 23, 2010

Common Stock, $.01 par value	258,831,177

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 3,	June 27,
(In thousands, except per share amounts)	2010	2009
Net revenues	$594,737	$376,235
Cost of revenues	208,176	143,822

Gross margin	386,561	232,413

Operating expenses:
Research and development	94,484	83,233
Selling, general and administrative	84,058	73,556
Amortization of acquisition-related intangibles	—	2,493
Restructuring charges	—	15,771

Total operating expenses	178,542	175,053

Operating income	208,019	57,360
Interest and other expense, net	(5,130)	(10,910)

Income before income taxes	202,889	46,450

Provision for income taxes	44,302	8,444

Net income	$158,587	$38,006

Net income per common share:
Basic	$0.58	$0.14

Diluted	$0.58	$0.14

Cash dividends declared per common share	$0.16	$0.14

Shares used in per share calculations:
Basic	272,097	275,523

Diluted	275,541	276,258

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
(In thousands, except par value amounts)	2010	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$912,445	$1,031,457
Short-term investments	631,220	355,148
Accounts receivable, net	355,406	262,735
Inventories	151,630	130,628
Deferred tax assets	102,075	101,126
Prepaid expenses and other current assets	69,396	25,972

Total current assets	2,222,172	1,907,066

Property, plant and equipment, at cost	727,654	714,905
Accumulated depreciation and amortization	(355,700)	(349,027)

Net property, plant and equipment	371,954	365,878
Long-term investments	580,386	582,202
Goodwill	117,955	117,955
Other assets	180,537	211,217

Total Assets	$3,473,004	$3,184,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,362	$96,169
Accrued payroll and related liabilities	111,066	114,663
Income taxes payable	8,012	14,452
Deferred income on shipments to distributors	74,207	80,132
Other accrued liabilities	57,445	51,745

Total current liabilities	373,092	357,161

Convertible debentures	849,505	354,798

Deferred tax liabilities	322,664	294,149

Long-term income taxes payable	59,141	56,248

Other long-term liabilities	1,479	1,492

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,580	2,735
Additional paid-in capital	976,584	1,102,411
Retained earnings	886,835	1,016,545
Accumulated other comprehensive income (loss)	1,124	(1,221)

Total stockholders’ equity	1,867,123	2,120,470

Total Liabilities and Stockholders’ Equity	$3,473,004	$3,184,318

*	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$158,587	$38,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,191	13,009
Amortization	1,743	5,307
Stock-based compensation	15,120	13,729
Net (gain) loss on sale of available-for-sale securities	(548)	66
Amortization of debt discount on convertible debentures	2,063	947
Derivatives — revaluation and amortization	484	(723)
Tax benefit from exercise of stock options	188	216
(Excess) reduction of tax benefit from stock-based compensation	(1,021)	16,492
Changes in assets and liabilities:
Accounts receivable, net	(92,671)	20,460
Inventories	(20,966)	18,744
Deferred income taxes	29,159	9,863
Prepaid expenses and other current assets	(41,291)	(22,201)
Other assets	35,929	33,910
Accounts payable	26,193	20,247
Accrued liabilities (including restructuring activities)	(10,646)	17,419
Income taxes payable	(3,547)	(25,891)
Deferred income on shipments to distributors	(5,925)	(12,633)

Net cash provided by operating activities	105,042	146,967

Cash flows from investing activities:
Purchases of available-for-sale securities	(583,707)	(436,610)
Proceeds from sale and maturity of available-for-sale securities	327,664	120,097
Purchases of property, plant and equipment	(18,267)	(4,714)
Other investing activities	(1,000)	(716)

Net cash used in investing activities	(275,310)	(321,943)

Cash flows from financing activities:
Repurchases of common stock	(433,333)	—
Proceeds from issuance of common stock through various stock plans	4,796	436
Proceeds from issuance of convertible debts, net of issuance costs	588,000	—
Purchase of call options	(112,319)	—
Proceeds from issuance of warrants	46,908	—
Payment of dividends to stockholders	(43,817)	(38,574)
Excess (reduction) of tax benefit from stock-based compensation	1,021	(16,492)

Net cash provided by (used in) financing activities	51,256	(54,630)

Net decrease in cash and cash equivalents	(119,012)	(229,606)

Cash and cash equivalents at beginning of period	1,031,457	1,065,987

Cash and cash equivalents at end of period	$912,445	$836,381

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$18,796	$16,991
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended April 3, 2010. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2011 or any future period.
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 is a 52-week year ending on April 2, 2011. Fiscal 2010, which ended on April 3, 2010, was a 53-week fiscal year. The third quarter of fiscal 2010 was a 14-week quarter ended on January 2, 2010. The quarters ended July 3, 2010 and June 27, 2009 each included 13 weeks.
Note 2. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued the authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables. This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements.
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
Note 3. Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of July 3, 2010 and April 3, 2010, Avnet accounted for 75% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 52% of the Company’s worldwide net revenues in the first quarter of fiscal 2011 and 2010. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 94% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of July 3, 2010, approximately 3% of the Company’s $2.06 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.6 million that were downgraded to an A rating during fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first quarter of fiscal 2011, $450 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, the student loan auction rate securities are classified as long-term investments on the consolidated balance sheets. The maturity dates range from March 2023 to November 2047.
As of July 3, 2010, approximately 22% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.
The global credit and capital markets have continued to experience adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities, and have experienced volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. While general conditions in the global credit markets have improved, there is a risk that the Company may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. See “Note 5. Financial Instruments” for a table of the Company’s available-for-sale securities.
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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2011 and the Company did not adjust or override any fair value measurements as of July 3, 2010.
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
The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes and mortgage-backed securities. The Company’s Level 2 assets and liabilities include foreign currency forward contracts and interest rate swaps.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 and April 3, 2010:

	July 3, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$325,681	$—	$—	$325,681
Bank certificates of deposit	—	59,974	—	59,974
Commercial paper	—	421,308	—	421,308
Corporate bonds	—	529	—	529
Auction rate securities	—	—	63,042	63,042
Municipal bonds	—	8,809	—	8,809
U.S. government and agency securities	49,991	73,524	—	123,515
Foreign government and agency securities	—	517,921	—	517,921
Floating rate notes	—	82,474	—	82,474
Mortgage-backed securities	—	454,524	—	454,524
Interest rate swaps, net	—	44	—	44

Total assets measured at fair value	$375,672	$1,619,107	$63,042	$2,057,821

Liabilities:
Foreign currency forward contracts (net)	$—	$632	$—	$632
Convertible debentures — embedded derivative	—	—	1,317	1,317

Total liabilities measured at fair value	$—	$632	$1,317	$1,949

Net assets measured at fair value	$375,672	$1,618,475	$61,725	$2,055,872

	April 3, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$138,738	$—	$—	$138,738
Bank certificates of deposit	—	59,996	—	59,996
Commercial paper	—	437,790	—	437,790
Corporate bonds	—	538	—	538
Auction rate securities	—	—	61,644	61,644
Municipal bonds	—	9,703	—	9,703
U.S. government and agency securities	49,995	71,961	—	121,956
Foreign government and agency securities	—	488,845	—	488,845
Floating rate notes	—	112,430	—	112,430
Mortgage-backed securities	—	442,199	—	442,199

Total assets measured at fair value	$188,733	$1,623,462	$61,644	$1,873,839

Liabilities:
Foreign currency forward contracts (net)	$—	$1,477	$—	$1,477
Convertible debentures — embedded derivative	—	—	848	848

Total liabilities measured at fair value	$—	$1,477	$848	$2,325

Net assets measured at fair value	$188,733	$1,621,985	$60,796	$1,871,514

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Balance as of beginning of period	$60,796	$92,736
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(469)	738
Included in accumulated other comprehensive income (loss)	1,848	3,429
Net settlements (1)	(450)	(750)

Balance as of end of period	$61,725	$96,153

(1)	During the three months ended July 3, 2010 and June 27, 2009, $450 thousand and $750 thousand of student loan auction rate securities, respectively, were redeemed for cash at par value.
The amount of total gains included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009

Included in interest and other expense, net	$(425)	$738

As of July 3, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $63.0 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047. Because there can be no assurance of a successful auction in the future, all of the Company’s student loan auction rate securities are recorded in long-term investments on its condensed consolidated balance sheets. All of the Company’s student loan auction rate securities are rated AAA with the exception of $8.6 million that were downgraded to an A rating during the fourth quarter of fiscal 2009.
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of July 3, 2010 was $689.6 million. The fair value of the 3.125% Debentures as of July 3, 2010 was approximately $636.6 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative under authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The embedded derivative was separately accounted for as a discount on the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.
Interest Rate Swaps
In June 2010, the Company issued $600.0 million principal amount of 2.625% senior convertible debentures due June 15, 2017 (2.625% Debentures) to qualified institutional investors. The fair value of the 2.625% Debentures as of July 3, 2010 was approximately $609.2 million, based on the last trading price of the 2.625% Debentures. In relation to this issuance, the Company also entered into fixed to floating interest rate swap agreements (interest rate swaps) with certain independent financial institutions. The interest rate swaps were designated and qualified as fair value hedges of the 2.625% Debentures, and were separately accounted for as a derivative. Each quarter, the change in fair value of the interest rate swaps and the underlying 2.625% Debentures, if any, is recorded in the consolidated statements of income. The fair value of the interest rate swaps is estimated using a discounted cash flows model, with the three-month forward discount curve of LIBOR and discount rates as the key inputs. These inputs are based on observable market data and are considered Level 2 inputs. See “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion related to the interest rate swaps.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of July 3, 2010, the Company had non-marketable equity securities in private companies of $18.7 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. No impairment loss on non-marketable equity investments was recognized during the first quarter of fiscal 2011 or 2010.

Note 5. Financial Instruments
The following is a summary of available-for-sale securities as of the end of the periods presented:

	July 3, 2010				April 3, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$325,681	$—	$—	$325,681	$138,738	$—	$—	$138,738
Bank certificates of deposit	59,974	—	—	59,974	59,996	—	—	59,996
Commercial paper	421,308	—	—	421,308	437,790	—	—	437,790
Corporate bonds	507	22	—	529	523	15	—	538
Auction rate securities	68,750	—	(5,708)	63,042	69,200	—	(7,556)	61,644
Municipal bonds	8,717	138	(46)	8,809	9,688	75	(60)	9,703
U.S. government and agency securities	123,441	76	(2)	123,515	121,991	5	(40)	121,956
Foreign government and agency securities	517,870	85	(34)	517,921	488,845	—	—	488,845
Floating rate notes	82,861	160	(547)	82,474	112,852	142	(564)	112,430
Mortgage-backed securities	445,039	10,585	(1,100)	454,524	435,375	8,643	(1,819)	442,199

	$2,054,148	$11,066	$(7,437)	$2,057,777	$1,874,998	$8,880	$(10,039)	$1,873,839

Included in:
Cash and cash equivalents				$846,171				$936,489
Short-term investments				631,220				355,148
Long-term investments				580,386				582,202

				$2,057,777				$1,873,839

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of July 3, 2010 and April 3, 2010:

	July 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$63,042	$(5,708)	$63,042	$(5,708)
Municipal bonds	322	(2)	1,341	(44)	1,663	(46)
U.S government and agency securities	69,980	(2)	—	—	69,980	(2)
Foreign government and agency securities	10,182	(34)	—	—	10,182	(34)
Floating rate notes	19,300	(308)	35,789	(239)	55,089	(547)
Mortgage-backed securities	98,892	(1,100)	—	—	98,892	(1,100)

	$198,676	$(1,446)	$100,172	$(5,991)	$298,848	$(7,437)

	April 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$61,644	$(7,556)	$61,644	$(7,556)
Municipal bonds	623	(1)	1,727	(59)	2,350	(60)
U.S. government and agency securities	109,451	(40)	—	—	109,451	(40)
Floating rate notes	—	—	67,145	(564)	67,145	(564)
Mortgage-backed securities	191,255	(1,819)	—	—	191,255	(1,819)

	$301,329	$(1,860)	$130,516	$(8,179)	$431,845	$(10,039)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past two years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of July 3, 2010 and April 3, 2010 were temporary in nature, as evidenced by the reduction in the total gross unrealized losses in recent periods. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of July 3, 2010 and April 3, 2010. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of July 3, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,151,505	$1,151,711
Due after one year through five years	70,781	70,608
Due after five years through ten years	159,712	162,994
Due after ten years	346,469	346,783

	$1,728,467	$1,732,096

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Proceeds from sale of available-for-sale securities	$25,402	$13,608

Gross realized gains on sale of available-for-sale securities	$571	$217
Gross realized losses on sale of available-for-sale securities	(23)	(283)

Net realized gains (losses) on sale of available-for-sale securities	$548	$(66)

Amortization of premiums (discounts) on available-for-sale securities	$1,541	$(230)

The cost of securities matured or sold is based on the specific identification method.
Note 6. Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk. As a result of the use of derivative financial instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company manages counterparty credit risk in derivative contracts by reviewing counterparty creditworthiness on a regular basis, establishing collateral requirement and limiting exposure to any single counterparty. The right of set-off that exists with certain transactions enables the Company to net amounts due to and from the counterparty, reducing the maximum loss from credit risk in the event of counterparty default.
As of July 3, 2010 and April 3, 2010, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

	July 3,	April 3,
(In thousands and U.S. dollars)	2010	2010
Euro	$33,858	$21,190
Singapore dollar	46,851	58,420
Japanese Yen	12,117	12,268
British Pound	7,222	4,889

	$100,048	$96,767

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2010 and July 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next 12 months.

As of July 3, 2010, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.
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
The Company entered into interest rate swaps with certain independent financial institutions in the attempt to manage interest rate risks related to fixed interest rate expenses from its 2.625% Debentures and floating interest rate income from its investments in marketable debt securities. See “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion related to interest rate swaps. The interest rate swaps were designated and qualified as fair value hedges of the 2.625% Debentures, and were separately accounted for as a derivative. The interest rate swaps and the 2.625% Debentures were initially measured at fair value. Any subsequent changes in fair values of the interest rate swaps and the 2.625% Debentures will be recorded in the Company’s consolidated statements of income. During the first quarter of fiscal 2011, the net change in fair values of the interest rate swaps and the underlying 2.625% Debentures was $44 thousand, which was recorded as a reduction to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The changes in the fair value of the embedded derivative of $469 thousand and $(738) thousand during the first quarter of fiscal 2011 and 2010, respectively, were recorded respectively as an addition and a reduction to interest and other expense, net, on the Company’s condensed consolidated statement of income.
The Company had the following derivative instruments as of July 3, 2010 and April 3, 2010, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

July 3, 2010	Prepaid expenses and other current assets	$1,427	Other accrued liabilities	$2,058

	Other assets	$44

April 3, 2010	Prepaid expenses and other current assets	$700	Other accrued liabilities	$2,177
The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal 2011 and 2010:

			Amount of Loss
(In thousands)	Amount of Gain		Reclassified from
Derivatives in Cash	Recognized in OCI	Statement of	Accumulated OCI		Amount of Gain
Flow Hedging	on Derivative	Income	into Income	Statement of	Recorded
Relationships	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)

Three Months Ended July 3, 2010

Foreign exchange contracts	$868	Interest and other expense, net	$(612)	Interest and other income, net	$2

Three Months Ended June 27, 2009

Foreign exchange contracts	$3,586	Interest and other expense, net	$(737)	Interest and other income, net	$44

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
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended
(In thousands)	July 3, 2010	June 27, 2009
Stock-based compensation included in:
Cost of revenues	$1,267	$1,115
Research and development	7,204	5,996
Selling, general and administrative	6,649	5,673
Restructuring charges	—	945

	$15,120	$13,729

During the first quarter of fiscal 2011 and 2010, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $188 thousand and $216 thousand, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the first quarter of fiscal 2011 and 2010 were $6.39 and $6.09, respectively, which were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 3,	June 27,
	2010	2009
Expected life of options (years)	5.1	5.2
Expected stock price volatility	0.31	0.42
Risk-free interest rate	2.5%	1.9%
Dividend yield	2.5%	2.8%
The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2011 and 2010 were $24.04 and $18.40, respectively, which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 3,	June 27,
	2010	2009
Risk-free interest rate	1.5%	1.4%
Dividend yield	2.5%	2.9%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51
Granted	33	$26.12
Exercised	(490)	$23.55
Forfeited/cancelled/expired	(765)	$50.53

July 3, 2010	29,804	$30.11

Options exercisable at:
July 3, 2010	26,116	$31.18
April 3, 2010	26,585	$31.84
The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees, consultants and non-employee directors. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. As of July 3, 2010, 12.4 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months ended July 3, 2010 and June 27, 2009 was $1.6 million and $52 thousand, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Restricted Stock Unit Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70
Granted	63	$24.04
Vested	(843)	$22.61
Cancelled	(75)	$21.59

July 3, 2010	2,797	$21.49

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2011 or 2010. The next scheduled purchase under the Employee Stock Purchase Plan is in the second quarter of fiscal 2011. As of July 3, 2010, 7.7 million shares were available for future issuance out of 42.5 million shares authorized.
Note 8. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 3.4 million and 735 thousand potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2011 and 2010, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.
Outstanding stock options, RSUs and warrants (see Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 24.5 million and 40.7 million shares, for the first quarter of fiscal 2011 and 2010, respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
Diluted net income per common share does not include any incremental shares issuable upon the exchange of the 2.625% Debentures and the 3.125% Debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of each debenture, because the principal amount of these debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversions using the treasury stock method.
The call options to purchase the Company’s common stock, which the Company purchased to hedge against potential dilution upon conversion of the 2.625% Debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”), are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options will automatically serve to neutralize the dilutive effect of the 2.625% Debentures.
Note 9. Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	July 3,	April 3,
(In thousands)	2010	2010
Raw materials	$18,754	$13,257
Work-in-process	104,272	85,990
Finished goods	28,604	31,381

	$151,630	$130,628

Note 10. Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The 2.625% Debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an initial effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.

The Company received net proceeds of $588.0 million from issuance of the 2.625% Debentures, after deduction of issuance costs of $12.0 million. The debt issuance costs, as adjusted based on the authoritative guidance for the accounting of convertible debentures issued by the FASB, are recorded in current and non-current assets and are being amortized to interest expense over 7 years. Interest is payable semiannually in arrears on June 15 and December 15, beginning on December 15, 2010. The Company recognizes an effective interest rate of 5.75% on the carrying value of the 2.625% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. Additionally, the Company may be required to pay additional interest under certain events as outlined in the indenture governing the 2.625% Debentures. During the three months ended July 3, 2010, the Company utilized $433.3 million of the net proceeds to repurchase its common stock under an accelerated share repurchase agreement (see “Note 11. Common Stock and Debentures Repurchase Program”). The remaining net proceeds will be used for general corporate purposes.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	July 3, 2010
Liability component:
Principal amount of the 2.625% Debentures	$600,000
Unamortized discount of liability component	(106,795)

Carrying value of liability component	$493,205

Equity component — net carrying value	$105,684

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures, using the effective interest rate of 5.75%. As of July 3, 2010, the remaining term of the 2.625% Debentures is 6.9 years.
Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

Three Months
Ended
(In thousands)	July 3, 2010
Contractual coupon interest	$1,050
Amortization of debt issuance costs	117
Amortization of debt discount	1,046

Total interest expense related to the 2.625% Debentures	$2,213

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of July 3, 2010, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.
The Company has concluded that the 2.625% Debentures are not conventional convertible debt instruments and that the embedded stock conversion option discussed above qualifies as a derivative. In addition, the Company has also concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.
Upon conversion, the Company would pay the holders of the 2.625% Debentures cash up to the aggregate principal amount of the 2.625% Debentures. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 2.625% Debentures as that portion of the debt liability will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

In relation to the issuance of the 2.625% Debentures, the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company pays on a quarterly basis, a variable interest rate equal to the three-month LIBOR minus 0.2077%, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.625%. For the three months ended July 3, 2010, the Company earned a net amount of $845 thousand from these interest rate swaps, which was included in interest and other expense, net, on the condensed consolidated statements of income as a reduction to interest expense. In addition, the net change in fair values of $44 thousand from the interest rate swaps and the underlying 2.625% Debentures was included as reduction to interest and other expense), net, on the Company’s condensed consolidated statements of income.
To hedge against potential dilution upon conversion of the 2.625% Debentures, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 19.8 million shares of its common stock at $30.29 per share. The Company paid an aggregate of $112.3 million to purchase these call options. The call options will terminate upon the earlier of the maturity of the 2.625% Debentures or the last day any of the 2.625% Debentures remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 19.8 million shares of the Company’s common stock at $42.91 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017. The Company received an aggregate of $46.9 million from the sale of these warrants. In accordance to the authoritative guidance issued by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, the Company concluded that the call options and warrants were indexed to the Company’s stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively. The net amount of $65.4 million paid to the hedge counterparties, less the applicable tax benefit related to the call options of $41.7 million, was recorded as a reduction to additional paid-in capital. The settlement terms of the call options and warrants provide for net share settlement.
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the 3.125% Debentures was adjusted to 32.8092 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an adjusted conversion price of $30.48 per share at the end of first quarter of fiscal 2011.
The Company received net proceeds of $980.0 million from issuance of the 3.125% Debentures, after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding as of July 3, 2010. The debt issuance costs, as adjusted for the authoritative guidance for the accounting of convertible debentures issued by the FASB, were recorded in current and non-current assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the 3.125% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The 3.125% Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the 3.125% Debentures.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	July 3,	April 3,
(In thousands)	2010	2010
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(333,105)	(334,123)
Unamortized discount of embedded derivative from date of issuance	(1,547)	(1,562)

Carrying value of liability component	354,983	353,950
Carrying value of embedded derivative component	1,317	848

Net carrying value of the 3.125% Debentures	$356,300	$354,798

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 3.125% Debentures using the effective interest rate of 7.20%. As of July 3, 2010, the remaining term of the 3.125% Debentures is 26.7 years. Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Contractual coupon interest	$5,388	$5,652
Amortization of debt issuance costs	56	56
Amortization of embedded derivative	15	15
Amortization of debt discount	1,017	947

Total interest expense related to the 3.125% Debentures	$6,476	$6,670

On or after March 15, 2014, the Company may redeem all or part of the remaining 3.125% Debentures outstanding for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. Upon conversion, the Company would pay the holders of the 3.125% Debentures cash value of the applicable number of shares of Xilinx common stock, up to the principal amount of the 3.125% Debentures. If the conversion value exceeds the aggregate principal amount, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 3.125% Debentures as that portion of the debt instrument will deem to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of July 3, 2010, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.
The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under the authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The fair value of the derivative at the date of issuance of the 3.125% Debentures was $2.5 million and is accounted for as a discount on the 3.125% Debentures. Due to the repurchase of a portion of the 3.125% Debentures in fiscal 2009, the carrying value of the derivative was reduced to $1.6 million and will continue to be amortized to interest expense over the remaining term of the 3.125% Debentures. Any change in fair value of this embedded derivative will be included in interest and other expense, net on the Company’s consolidated statements of income. The Company also concluded that the 3.125% Debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.
Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of July 3, 2010, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.
Note 11. Common Stock and Debentures Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through July 3, 2010, the Company had used the entire amount authorized under the 2008 Repurchase program and $57.6 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $442.4 million available for future purchases. Of the $800.0 million used under the 2008 Repurchase Program, $606.8 million was used to repurchase 23.5. million shares of the Company’s outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its 3.125% Debentures. See “Note 10. Convertible Debentures and Revolving Credit Facility” for additional information about the 3.125% Debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of July 3, 2010 and April 3, 2010.

During fiscal 2010, the Company repurchased 6.2 million shares of common stock in the open market for a total of $150.0 million under the 2008 Repurchase Program. During the first quarter of fiscal 2011, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under both the 2008 Repurchase Program and 2010 Repurchase Program. Under the agreement, Xilinx provided the financial institution with up-front payments totaling $433.3 million during the first quarter of fiscal 2011. The financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company received 16.3 million shares of common stock during the first quarter of fiscal 2011.
Note 12. Restructuring Charges
During the first quarter of fiscal 2010, the Company announced restructuring measures designed to drive structural operating efficiencies across the company. The Company completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced its global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. The Company recorded total restructuring charges of $15.8 million for the first quarter of fiscal 2010 ($30.1 million in total for fiscal 2010), primarily related to severance costs and benefits expenses. The remaining accrual balance as of July 3, 2010 was immaterial.
Note 13. Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Interest income	$4,519	$5,311
Reversal of interest income	—	(8,656)
Interest expense	(7,773)	(6,729)
Other expense, net	(1,876)	(836)

	$(5,130)	$(10,910)

Due to an earlier decision by the U.S. Court of Appeals for the Ninth Circuit (Appeals Court), during the first quarter of fiscal 2010 the Company recorded expense of $8.7 million in order to reverse the interest income it previously accrued through March 28, 2009 related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 15. Income Taxes” for additional information.
Note 14. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Net income	$158,587	$38,006
Net change in unrealized gain on available-for-sale securities, net of tax	3,289	9,240
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in net income	(323)	30
Net change in unrealized loss on non-marketable equity security, net of tax	—	(2,001)
Net change in unrealized gain on hedging transactions, net of tax	867	4,598
Net change in cumulative translation adjustment	(1,488)	3,832

Comprehensive income	$160,932	$53,705

The components of accumulated other comprehensive income (loss) are as follows:

	July 3,	April 3,
(In thousands)	2010	2010
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$2,248	$(718)
Accumulated unrealized loss on hedging transactions, net of tax	(686)	(1,553)
Accumulated cumulative translation adjustment	(438)	1,050

Accumulated other comprehensive income (loss)	$1,124	$(1,221)

Note 15. Income Taxes
The Company recorded a tax provision of $44.3 million for the first quarter of fiscal 2011 as compared to $8.4 million in the same prior year period, representing effective tax rates of 22% and 18%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of July 3, 2010, determined in accordance with FASB authoritative guidance for measuring uncertain tax position, decreased by $3.4 million in the first quarter of fiscal 2011 to $92.8 million. Such decrease relates to various matters including the uncertainty over estimates and judgments made in calculating the research credit, and uncertainty regarding the cost sharing of acquired technology net of decreases including the finalization of the judicial ruling from the Appeals Court described below. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $64.8 million as of July 3, 2010.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of July 3, 2010 was $2.4 million. Reduction of interest and penalties included in the Company’s provision for income taxes totaled $641 thousand in the first quarter of fiscal 2011.
The Company is no longer subject to U.S. federal and state audits by taxing authorities for years through fiscal 2004. The U.S. federal statute of limitations on fiscal 2006 has also expired. The Company is no longer subject to tax audits in Ireland for years through fiscal 2005.
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
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. The Company did not file a petition with the Tax Court for fiscal 2001. The Company settled all proposed adjustments with no net change in tax liability for that year. All remaining issues for fiscal 1996 through 2000 have been settled with the IRS as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. As a result, the Company recorded expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. As a result of the May 27, 2009 decision, the Company increased its accrual for penalties and interest in the first quarter of fiscal 2010 from $4.0 million to $21.9 million. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010 the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor. On June 21, 2010 the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed; accordingly all issues concerning this matter with the IRS are closed and the Company expects to receive a refund from the IRS of approximately $25.2 million and interest of approximately $9.5 million.
Due to various factors, the Company believes it is impractical to determine the amount of uncertain tax benefits that will significantly increase or decrease within the next 12 months.

Note 16. Commitments
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

Years ending March 31,	(In thousands)
2011 (remaining nine months)	$5,422
2012	3,081
2013	2,389
2014	1,399
2015	1,169
Thereafter	1,620

$15,080

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $10.6 million as of July 3, 2010. Rent expense, net of rental income, under all operating leases was $1.0 million and $1.3 million for the three months ended July 3, 2010 and June 27, 2009, respectively. Rental income was not material for the first quarter of fiscal 2011 or 2010.
Other commitments as of July 3, 2010 totaled $114.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 3, 2010, the Company also had $7.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 17. Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2011 and the end of fiscal 2010, the accrual balance of the product warranty liability was immaterial.
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
Note 18. Contingencies
Internal Revenue Service
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. The Company did not file a petition with the Tax Court for fiscal 2001. The Company settled all proposed adjustments with no net change in tax liability for that year. All remaining issues for fiscal 1996 through 2000 have been settled with the IRS as described below.

On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010 the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor. On June 21, 2010 the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. All issues concerning this matter with the IRS are closed.
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
Note 19. Goodwill
As of July 3, 2010 and April 3, 2010, the balance of goodwill was $118.0 million. All acquisition-related intangibles were fully amortized as of the end of the Company’s first quarter of fiscal 2010. Amortization expense for acquisition-related intangible assets for the first quarter of fiscal 2010 was $2.5 million, which was based on a straight-line basis.
Note 20. Subsequent Event
On July 20, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per common share for the second quarter of fiscal 2011. The dividend is payable on September 1, 2010 to stockholders of record on August 11, 2010.
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertains to a single patent and Intellitech seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. The Company has not been served with the complaint. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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
Valuation of Marketable and Non-marketable Securities
Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of July 3, 2010, we had marketable debt securities with a fair value of $1.73 billion and non-marketable equity securities in private companies of $18.7 million (adjusted cost).
We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the FASB. We did not record any other-than-temporary impairment for marketable debt or equity securities during the first quarter of fiscal 2011 and 2010.
Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We did not record any other-than-temporary impairment for non-marketable equity securities during the first quarter of fiscal 2011 or 2010.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first quarter of fiscal 2011, approximately 67% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of July 3, 2010, we had $106.1 million of deferred revenue and $31.9 million of deferred cost of revenues recognized as a net $74.2 million of deferred income on shipments to distributors. As of April 3, 2010, we had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
Revenue from software licenses is deferred and recognized as revenue over the license term of one year. Revenue from support services is recognized when the service is performed. Revenue from Support Products, which includes software and services sales, was less than 6% of net revenues for all of the periods presented.
Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns or allowances.
Valuation of Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market and the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
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
We perform a two-step approach to recognizing and measuring uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 15. Income Taxes” to our condensed consolidated financial statements included in Part 1. “Financial Information.”
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
In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in the first quarter of fiscal 2011 and 2010 reduced stock-based compensation expense by $3.9 million and $3.4 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2011 compared to the first quarter of fiscal 2010
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 3,	June 27,
	2010	2009
Net Revenues	100.0%	100.0%
Cost of revenues	35.0	38.2

Gross Margin	65.0	61.8

Operating Expenses:
Research and development	15.9	22.1
Selling, general and administrative	14.1	19.6
Amortization of acquisition-related intangibles	—	0.7
Restructuring charges	—	4.2

Total operating expenses	30.0	46.6

Operating Income	35.0	15.2
Interest and other expense, net	(0.9)	(2.9)

Income Before Income Taxes	34.1	12.3

Provision for income taxes	7.4	2.2

Net Income	26.7%	10.1%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:
•	New Products include our most recent product offerings and include the Virtex®-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.

•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.

•	Support Products include configuration products or programmable read-only memory (PROMs), software, intellectual property (IP) cores, customer training, design services and support.
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
Our net revenues of $594.7 million in the first quarter of fiscal 2011 represented a 58% increase from the comparable prior year period of $376.2 million. The year-over-year increase in net revenues was primarily driven by strong New Product growth as well as broad-based strengthening across all of our end markets and geographies. Total unit sales increased in the first quarter of fiscal 2011 compared with the same quarter of the prior year. The average selling price per unit also increased during the same time period. No end customer accounted for more than 10% of our net revenues for any of the periods presented.

Net Revenues by Product
Net revenues by product categories for the first quarter of fiscal 2011 and 2010 were as follows:

	Three Months Ended
	July 3,	% of	%	June 27,	% of
(In millions)	2010	Total	Change	2009	Total
New Products	$233.0	39	148%	$94.1	25
Mainstream Products	178.0	30	33%	133.5	36
Base Products	157.4	27	22%	128.8	34
Support Products	26.3	4	33%	19.8	5

Total net revenues	$594.7	100	58%	$376.2	100

Net revenues from New Products increased significantly from the comparable prior year period as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5 product family. Our newest product families, which include our high-end, 40-nm Virtex-6 field programmable gate arrays (FPGAs) and our high-volume, 45-nm Spartan-6 FPGAs, also contributed to the increase in net revenues from New Products. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 65-nm and 40/45-nm products.
Net revenues from Mainstream Products increased from the comparable prior year period primarily due to increased sales of our Virtex-4 product family.
Net revenues from Base Products increased from the comparable prior year period due to last time buying activities.
Net revenues from Support Products increased compared to the prior year period, primarily due to an increase in sales from our PROM products.
Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the first quarter of fiscal 2011 and 2010 were as follows:

	Three Months Ended
	July 3,	% Change	June 27,
(% of total net revenues)	2010	in Dollars	2009
Communications	47%	53	49%
Industrial and Other	32	64	31
Consumer and Automotive	15	67	14
Data Processing	6	54	6

Total net revenues	100%	58	100%

Net revenues from Communications increased from the comparable prior year period due to increased sales from wireless and wired applications.
Net revenues from Industrial and Other increased due to broad-based strength across all sub-segments of this category, including defense, industrial, scientific and medical applications as well as test and measurement applications.
Net revenues from Consumer and Automotive increased primarily due to increased sales in audio, video and broadcast applications, as well as automotive applications.
Net revenues from Data Processing increased due to higher sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2011 and 2010 were as follows:

	Three Months Ended
	July 3,	% of	%	June 27,	% of
(In millions)	2010	Total	Change	2009	Total
North America	$191.9	32	48	$129.6	35
Asia Pacific	204.2	34	46	139.5	37
Europe	154.2	26	103	75.8	20
Japan	44.4	8	42	31.3	8

Total net revenues	$594.7	100	58	$376.2	100

Net revenues in all geographies increased from the comparable prior year period due to broad-based strengthening across all end market segments.
Net revenues in North America grew from the comparable prior year period with higher sales in each of the end market sub-segments. Sales from wired communications applications as well as defense, industrial, scientific and medical, test and measurement applications and audio, video and broadcast applications were particularly strong.
Net revenues in Asia Pacific increased from the comparable prior year period mainly due to higher sales in wired and wireless communications along with industrial, scientific and medical applications.
The significant year over year increase in Europe was driven by broad-based strength in each of the end market sub-segments.
The Communications end market was particularly strong, mainly due to higher sales from wireless communications applications.
Net revenues in Japan increased from the comparable prior year period primarily due to higher sales in the Industrial and Other end market, driven by higher sales in industrial, scientific and medical as well as test and measurement applications.
Gross Margin

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Gross margin	$386.6	$232.4	$154.2	66%
Percentage of net revenues	65.0%	61.8%
The gross margin increase of 3.2 percentage points in the first quarter of fiscal 2011 from the comparable prior year period was driven primarily by supply chain efficiencies, improvement in product costs and cost savings related to overall restructuring effort in fiscal 2010. This favorable impact was partially offset by the product mix effect of New Product growth year-over-year. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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
Research and Development

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Research and development	$94.5	$83.2	$11.3	14%
Percentage of net revenues	16%	22%
R&D spending increased $11.3 million, or 14%, for the first quarter of fiscal 2011 compared to the same period last year. The increase was primarily attributable to higher variable spending associated with higher revenue and operating margin, such as incentive compensation expenses.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Selling, general and administrative	$84.1	$73.6	$10.5	14%
Percentage of net revenues	14%	20%
SG&A expenses increased $10.5 million, or 14%, for the first quarter of fiscal 2011 compared to the same period last year. The increase was primarily due to higher variable spending associated with higher revenue and operating margin, particularly sales commissions and incentive compensation expenses.
Amortization of Acquisition-Related Intangibles

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Amortization	$—	$2.5	$(2.5)	(100)%
Percentage of net revenues	—	1%
Amortization expense was related to the intangible assets acquired from prior acquisitions, which had been fully amortized as of the end of the first quarter of fiscal 2010.
Stock-Based Compensation

	Three Months Ended
	July 3,	June 27,
(In millions)	2010	2009	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.1	14%
Research and development	7.2	6.0	20%
Selling, general and administrative	6.6	5.7	17%
Restructuring charges	—	0.9	(100)%

	$15.1	$13.7	10%

The 10% increase in stock-based compensation expense for the first quarter of fiscal 2011, as compared to the same period last year, was mainly due to RSU shares granted at higher weighted-average fair values. The increase in RSU expense was partly offset by decline in options grants and options that were fully amortized after they reached the four-year term. We amortize our stock-based compensation using straight-line method over the requisite service period of generally four years.
Restructuring Charges
During the first quarter of fiscal 2010, we announced restructuring measures designed to drive structural operating efficiencies across the Company. We completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced our global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. We recorded total restructuring charges of $15.8 million for the first quarter of fiscal 2010 ($30.1 million in total for fiscal 2010), primarily related to severance costs and benefits expenses. The remaining accrual as of July 3, 2010 was immaterial.
Interest and Other Expense, Net

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Interest and other expense, net	$5.1	$10.9	$(5.8)	(53)%
Percentage of net revenues	1%	3%
During the first quarter of fiscal 2010, we recorded expense of $8.7 million in order to reverse the interest income it accrued through March 28, 2009 related to an earlier prepayment it made to the IRS. See “Note 15. Income Taxes” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. Excluding the reversal of interest income, interest and other expense, net, increased $2.9 million for the first quarter of fiscal 2011 compared to the same period last year, primarily due to the impact of the debt discount amortization related to the 2.625% Debentures and, to a lesser extent, due to lower interest income earned on the investment portfolio as the average interest rate yield slightly decreased year over year.

Provision for Income Taxes

	Three Months Ended
	July 3,	June 27,	$	%
(In millions)	2010	2009	Change	Change
Provision for income taxes	$44.3	$8.4	$35.9	425%
Percentage of net revenues	7%	2%
Effective tax rate	22%	18%
The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The increase in the effective tax rate in the first quarter of fiscal 2011 as compared to the prior year period was primarily due to a decrease in the portion of income earned in lower tax rate jurisdictions and expiration of the federal research credit provision for fiscal 2011.
The IRS has completed the examination of our tax returns for fiscal 1996 through 2001. All issues related to this examination are closed as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with us that no amount for stock options was to be included in the cost sharing agreement. Accordingly, there were no additional taxes, penalties or interest due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals. On May 27, 2009, we received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that we should include stock option amounts in its cost sharing agreement with Xilinx Ireland. We did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010 the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor. On June 21, 2010 the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. All issues concerning this matter with the IRS are closed. See “Note 15. Income Taxes” and “Note 18. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” and Item 1. “Legal Proceedings,” included in Part II. “Other Information.”
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
The combination of cash, cash equivalents and short-term and long-term investments as of July 3, 2010 and April 3, 2010 totaled $2.12 billion and $1.97 billion, respectively. As of July 3, 2010, we had cash, cash equivalents and short-term investments of $1.54 billion and working capital of $1.85 billion. As of April 3, 2010, cash, cash equivalents and short-term investments were $1.39 billion and working capital was $1.55 billion.
Operating Activities — During the first quarter of fiscal 2011, our operations generated net positive cash flow of $105.0 million, which was $42.0 million lower than the $147.0 million generated during the first quarter of fiscal 2010. The positive cash flow from operations generated during the first quarter of fiscal 2011 was primarily from net income as adjusted for noncash related items, decreases in other assets and deferred income taxes, and increase in accounts payable. These items were partially offset by an increase in accounts receivable, prepaid expenses and other current assets and inventories. Accounts receivable increased by $92.7 million at July 3, 2010 from the levels at April 3, 2010, due to higher shipments during the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. Consequently, days sales outstanding increased slightly to 54 days at July 3, 2010 from 53 days at April 3, 2010. Our inventory levels were $21.0 million higher at July 3, 2010 compared to April 3, 2010. Combined inventory days at Xilinx and distribution decreased to 80 days at July 3, 2010 from 89 days at April 3, 2010, due to higher turnover of inventory at Xilinx and in the distributor channel.
To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet. Avnet now supports more of our customers and has committed more personnel and resources to our business. In return for these long-term commitments, we have agreed to temporarily extend payment terms to Avnet over the next three quarters. The extensions of payment terms are scheduled to be reduced each quarter and Avnet is expected to return to normal payment terms by April 2011. We expect this change in payment terms to reduce our cash flow and increase our days sales outstanding over the next three quarters, with the impact tapering off over the same periods.

For the first quarter of fiscal 2010, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in accounts receivable, inventories and other assets and increases in accounts payable and accrued liabilities. These items were partially offset by increase in prepaid expenses and a decrease in income taxes payable.
Investing Activities — Net cash used in investing activities of $275.3 million during the first quarter of fiscal 2011 included net purchases of available-for-sale securities of $256.0 million, $18.3 million for purchases of property, plant and equipment and $1.0 million for other investing activities. Net cash used in investing activities of $321.9 million during the first quarter of fiscal 2010 included net purchases of available-for-sale securities of $316.5 million, $4.7 million for purchases of property, plant and equipment and $716 thousand for other investing activities.
Financing Activities — Net cash provided by financing activities was $51.3 million in the first quarter of fiscal 2011 and consisted of $588.0 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $4.8 million of proceeds from issuance of common stock under employee stock plans and $1.0 million for the excess of tax benefit from stock-based compensation, offset by $433.3 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $43.8 million for dividend payments to stockholders. For the comparable fiscal 2010 period, net cash used in financing activities was $54.6 million in the first quarter of fiscal 2010 and consisted of $38.6 million for dividend payments to stockholders and $16.5 million for the reduction of tax benefit from stock-based compensation, offset by $436 thousand of proceeds from the issuance of common stock under employee stock plans.
Stockholders’ equity decreased $253.3 million during the first quarter of fiscal 2011. The decrease was attributable to $433.3 million of repurchase of common stocks, $70.6 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures, net of deferred tax assets, $43.8 million of payment of dividends to stockholders, $1.5 million of cumulative translation adjustment and $188 thousand of reduction of tax benefit associated with stock option exercises. The decreases were offset by $158.6 million in net income for the first quarter of fiscal 2011, $66.5 million of debt discount of liability component related to the issuance of the 2.625% Debentures, net of deferred tax liabilities, $46.9 million of proceeds from issuance of warrants, $15.2 million of stock-based compensation, $4.8 million of issuance of common stock under employee stock plans, $3.0 million of change in unrealized losses on available-for-sale securities, net of deferred tax liabilities and $867 thousand of change in hedging transaction gain.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2018. See “Note 16. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of July 3, 2010 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of July 3, 2010, we had $114.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 3, 2010, we also had $7.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2011.
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of June 27, 2009 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year, beginning September 15, 2007. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year, beginning December 15, 2010. In relation to the 2.625% Debentures, we entered into interest rate swaps whereby we pay variable interest at a rate equal to the three-month LIBOR minus 0.2077%, quarterly on March 15, June 15, September 15 and December 15 of each year, beginning September 15, 2010, and receive fixed interest at a rate of 2.625% semiannually on June 15 and December 15 of each year, beginning December 15, 2010. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.
As of July 3, 2010, $59.1 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.

Off-Balance-Sheet Arrangements
As of July 3, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
During the first quarter of fiscal 2011, we entered into stock repurchase agreement with an independent financial institution and paid $433.3 million, and received 16.3 million shares of common stock (see “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information). We did not repurchase any common stock or debentures during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, we paid $43.8 million in cash dividends to stockholders, representing $0.16 per common share. During the first quarter of fiscal 2010, we paid $38.6 million in cash dividends to stockholders, representing $0.14 per common share. On July 20, 2010, our Board of Directors declared a cash dividend of $0.16 per common share for the second quarter of fiscal 2011. The dividend is payable on September 1, 2010 to stockholders of record on August 11, 2010. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of July 3, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $63.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 3% as of July 3, 2010. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.73 billion as of July 3, 2010, and to our interest rate swaps in relation to the issuance of the 2.625% Debentures. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 3, 2010 would have affected the fair value of our investment portfolio by less than $10.0 million.
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
We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of July 3, 2010 and April 3, 2010, we had the following outstanding forward currency exchange contracts:

	July 3,	April 3,
(In thousands and U.S. dollars)	2010	2010
Euro	$33,858	$21,190
Singapore dollar	46,851	58,420
Japanese Yen	12,117	12,268
British Pound	7,222	4,889

	$100,048	$96,767

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2010 and July 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of July 3, 2010 and April 3, 2010.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at July 3, 2010 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by approximately $7.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 3, 2010 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.

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

An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Internal Revenue Service
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. The Company did not file a petition with the Tax Court for fiscal 2001. The Company settled all proposed adjustments with no net change in tax liability for that year. All remaining issues for fiscal 1996 through 2000 have been settled with the IRS as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and thus, the Company had no tax, interest, or penalties due for this issue. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. The Company and the IRS presented oral arguments to a three-judge panel of the Appeals Court on March 12, 2008. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010, the Appeals Court affirmed the August 30, 2005 Tax Court decision in Xilinx’s favor. On June 21, 2010, the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. All issues concerning this matter with the IRS are closed.
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
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertains to a single patent and Intellitech seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. The Company has not been served with the complaint. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

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
We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 as set forth below. The updated risk factors below include risks related to our outstanding debentures and transactions related to our 2.625% Debentures.
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
Nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), or in Japan, by Toshiba Corporation (Toshiba). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation (Seiko) and the wafers for some of our newer products are manufactured in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, unpredictable economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the first quarter of fiscal 2011 and fourth quarter of fiscal 2010, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past two years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved during the second half of fiscal 2010 and the first quarter of fiscal 2011, there is no guarantee that these improvements will continue in the future. Recent events have highlighted that the financial condition of sovereign nations, particularly in Europe, is of continuing concern. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.
The semiconductor industry is highly cyclical and our financial performance had been affected by downturns in the industry. Down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result, and in the past has resulted in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are not reliable predictors of our future results.
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
Our programmable logic devices (PLDs) compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation, Lattice Semiconductor Corporation and Actel Corporation, from the application specific integrated circuit (ASIC) market, which has been ongoing since the inception of FPGAs, from the application specific standard product (ASSP) market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic IC industry include:
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
Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. In addition, we anticipate continued price reductions proportionate with our ability to lower the cost for established products. However, we may not be successful in executing these strategies.
Other competitors include manufacturers of:
•	high-density programmable logic products characterized by FPGA-type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers; and

•	other new or emerging programmable logic products.
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
Resale of product through Avnet accounted for 52% of the Company’s worldwide net revenues in the first quarter of fiscal 2011, and as of July 3, 2010, Avnet accounted for 75% of our total accounts receivable. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet and recently, Avnet committed more personnel and resources to our business. In return for these long-term commitments, we have agreed to temporarily extend payment terms for Avnet over the next three quarters which will increase our credit risk in our trade accounts receivable over the same periods. In addition, any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.
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
Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets have experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 1. “Legal Proceedings,” included in Part II, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.
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
As of July 3, 2010, we had 2.00 billion authorized common shares, of which 258.0 million shares were outstanding. In addition, 52.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.4 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate principal amount of our consolidated indebtedness as of July 3, 2010 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:
•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the debentures and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The call options and warrant transactions related to our 2.625% Debentures may affect the value of the debentures and our common stock.
To hedge against potential dilution upon conversion of the 2.625% Debentures, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $42.91 per share.
As the hedge counterparties and their respective affiliates modify hedge positions, they may enter or unwind various derivatives with respect to our common stock and/or purchase or sell our common stock in secondary market transactions. This activity also could affect the market price of our common stock and/or debentures, which could affect the ability of the holders of the debentures to convert and the number of shares and value of the consideration that will be received by the holders of the debentures upon conversion.
The conditional conversion features of the outstanding debentures, if triggered, may adversely affect our financial condition and operating results.
Our outstanding debentures have conditional conversion features. In the event the conditional conversion features of the debentures are triggered, holders of such debentures will be entitled to convert the debentures at any time during specified periods at their option. If one or more holders elect to convert their debentures, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their debentures, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the debentures as a current rather than long-term liability, which would result in a material reduction of our net working capital.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through July 3, 2010, the Company had used the entire amount authorized under the 2008 Repurchase program and $57.6 million out of the $500.0 million authorized under the 2010 Repurchase Program, leaving $442.4 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the fourth quarter of fiscal 2010:

					Approximate
				Total Number of	Dollar Value of
	Total Number	Average		Shares Purchased	Shares that May
(In thousands, except per share amounts)	of Shares	Price Paid		as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share		Announced Program	Under the Programs
April 4, 2010 to May 8, 2010	—	$—		—	$375,709
May 9, 2010 to June 5, 2010	—	$—		—	$875,709
June 6, 2010 to July 3, 2010	16,305	$26.58	*	16,305	$442,376

Total for the Quarter	16,305	$26.58	*	16,305

*
During the first quarter of fiscal 2011, the Company entered into stock repurchase agreement with an independent financial institution to repurchase shares under both the 2008 Repurchase Program and 2010 Repurchase Program. Under the agreement, Xilinx provided these financial institutions with up-front payments totaling $433.3 million. The financial institution agreed to deliver to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company received 16.3 million shares of common stock during the first quarter of fiscal 2011.

ITEM 6. EXHIBITS

4.2	Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.
Date: August 9, 2010	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)