Form 10-Q
period 2010-10-02
XILINX INC
filed 2010-11-08
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 22, 2010
Common Stock, $.01 par value	259,116,334

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net revenues	$619,666	$414,950	$1,214,403	$791,185
Cost of revenues	213,260	158,177	421,436	301,999

Gross margin	406,406	256,773	792,967	489,186

Operating expenses:
Research and development	96,578	90,145	191,062	173,378
Selling, general and administrative	87,174	78,621	171,232	152,177
Amortization of acquisition-related intangibles	—	—	—	2,493
Restructuring charges	—	5,915	—	21,686

Total operating expenses	183,752	174,681	362,294	349,734

Operating income	222,654	82,092	430,673	139,452

Interest and other expense, net	(3,484)	(1,782)	(8,614)	(12,692)

Income before income taxes	219,170	80,310	422,059	126,760

Provision for income taxes	48,275	16,272	92,577	24,716

Net income	$170,895	$64,038	$329,482	$102,044

Net income per common share:
Basic	$0.66	$0.23	$1.23	$0.37

Diluted	$0.65	$0.23	$1.22	$0.37

Cash dividends declared per common share	$0.16	$0.14	$0.32	$0.28

Shares used in per share calculations:
Basic	260,151	276,353	267,355	275,735

Diluted	263,286	276,988	270,484	276,271

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 2,	Apr. 3,
(In thousands, except par value amounts)	2010	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774,505	$1,031,457
Short-term investments	632,159	355,148
Accounts receivable, net	556,766	262,735
Inventories	170,180	130,628
Deferred tax assets	98,158	101,126
Prepaid expenses and other current assets	112,145	25,972

Total current assets	2,343,913	1,907,066

Property, plant and equipment, at cost	740,633	714,905
Accumulated depreciation and amortization	(366,249)	(349,027)

Net property, plant and equipment	374,384	365,878
Long-term investments	704,586	582,202
Goodwill	117,955	117,955
Other assets	175,013	211,217

Total Assets	$3,715,851	$3,184,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,008	$96,169
Accrued payroll and related liabilities	123,898	114,663
Income taxes payable	1,393	14,452
Deferred income on shipments to distributors	93,608	80,132
Other accrued liabilities	40,927	51,745

Total current liabilities	390,834	357,161

Convertible debentures	884,390	354,798

Deferred tax liabilities	350,702	294,149

Long-term income taxes payable	61,478	56,248

Other long-term liabilities	1,216	1,492

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,590	2,735
Additional paid-in capital	1,006,787	1,102,411
Retained earnings	1,009,448	1,016,545
Accumulated other comprehensive income (loss)	8,406	(1,221)

Total stockholders’ equity	2,027,231	2,120,470

Total Liabilities and Stockholders’ Equity	$3,715,851	$3,184,318

*	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Oct. 2,	Sept. 26,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$329,482	$102,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,938	25,065
Amortization	3,686	8,567
Stock-based compensation	30,541	25,491
Net (gain) loss on sale of available-for-sale securities	(4,198)	97
Amortization of debt discount on convertible debentures	6,266	1,911
Derivatives — revaluation and amortization	375	(550)
Tax benefit from exercise of stock options	647	3,727
(Excess) reduction of tax benefit from stock-based compensation	(2,079)	16,297
Changes in assets and liabilities:
Accounts receivable, net	(294,031)	(10,283)
Inventories	(39,536)	18,862
Deferred income taxes	62,015	(762)
Prepaid expenses and other current assets	(9,266)	(1,790)
Other assets	6,129	30,577
Accounts payable	34,839	43,965
Accrued liabilities (including restructuring activities)	(4,218)	10,799
Income taxes payable	(12,408)	(22,465)
Deferred income on shipments to distributors	13,476	13,391

Net cash provided by operating activities	146,658	264,943

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,307,889)	(803,322)
Proceeds from sale and maturity of available-for-sale securities	920,628	589,872
Purchases of property, plant and equipment	(33,444)	(8,847)
Other investing activities	(1,000)	(2,816)

Net cash used in investing activities	(421,705)	(225,113)

Cash flows from financing activities:
Repurchases of common stock	(466,309)	—
Proceeds from issuance of common stock through various stock plans	45,554	15,918
Payment of dividends to stockholders	(85,462)	(77,318)
Proceeds from issuance of convertible debts, net of issuance costs	587,644	—
Purchase of call options	(112,319)	—
Proceeds from issuance of warrants	46,908	—
Excess (reduction of) tax benefit from stock-based compensation	2,079	(16,297)

Net cash provided by (used in) financing activities	18,095	(77,697)

Net decrease in cash and cash equivalents	(256,952)	(37,867)

Cash and cash equivalents at beginning of period	1,031,457	1,065,987

Cash and cash equivalents at end of period	$774,505	$1,028,120

Supplemental disclosure of cash flow information:
Interest paid	$10,914	$10,776
Income taxes paid, net of refunds	$36,055	$18,285
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 is a 52-week year ending on April 2, 2011. Fiscal 2010, which ended on April 3, 2010, was a 53-week fiscal year. The third quarter of fiscal 2010 was a 14-week quarter ended on January 2, 2010. The quarters ended October 2, 2010 and September 26, 2009 each included 13 weeks.
Note 2. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued the authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables. This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company does not expect this guidance to have significant impacts on its consolidated financial statements.
In October 2009, the FASB issued the authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company does not expect this guidance to have significant impacts on its consolidated financial statements.
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
In April 2010, the FASB issued the authoritative guidance on milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is to be applied prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company does not expect this guidance to have significant impacts on its consolidated financial statements.
Note 3. Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of October 2, 2010 and April 3, 2010, Avnet accounted for 87% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 53% and 52% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2011, respectively. For the second quarter and the first six months of fiscal 2010, resale of product through Avnet accounted for 46% and 49% of the Company’s worldwide net revenues, respectively. While the percentage of worldwide net revenues from Avnet are consistent with historical patterns, the percentage of accounts receivable due from Avnet increased as of October 2, 2010. The Company has further strengthened its partnership with Avnet, and Avnet now supports more of the Company’s customers and has committed more personnel and resources to the Company’s business. As part of this relationship, beginning in our first quarter of fiscal 2011 the Company agreed to temporarily extend payment terms for Avnet through the next two quarters. The extensions of payment terms are scheduled to be reduced each quarter and Avnet is expected to return to standard payment terms by April 2011.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the consolidated balance sheets. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. Xilinx generally does not require collateral for receivables from its end customers or from distributors.
One end customer accounted for 10% of our net revenues for the second quarter and the first six months of fiscal 2011. No end customer accounted more than 10% of our net revenues for the second quarter and the first six months of fiscal 2010.
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
As of October 2, 2010, approximately 3% of the Company’s $2.01 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.7 million that were downgraded to an A rating during fiscal 2009. More than 98% of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first six months of fiscal 2011, $450 thousand of these student loan auction rate securities were redeemed for cash by the issuers at par value. Because there can be no assurance of a successful auction in the future, the student loan auction rate securities are reclassified as long-term investments on the consolidated balance sheets. The maturity dates range from March 2023 to November 2047.
As of October 2, 2010, approximately 25% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.
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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2011 and the Company did not adjust or override any fair value measurements as of October 2, 2010.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and April 3, 2010:

	Oct. 2, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$174,230	$—	$—	$174,230
Bank certificates of deposit	—	35,010	—	35,010
Commercial paper	—	434,814	—	434,814
Corporate bonds	—	20,972	—	20,972
Auction rate securities	—	—	63,982	63,982
Municipal bonds	—	8,572	—	8,572
U.S. government and agency securities	39,443	92,946	—	132,389
Foreign government and agency securities	—	534,881	—	534,881
Floating rate notes	—	96,929	—	96,929
Mortgage-backed securities	—	511,185	—	511,185
Interest rate swaps (net)	—	268	—	268
Foreign currency forward contracts (net)	—	5,862	—	5,862

Total assets measured at fair value	$213,673	$1,741,439	$63,982	$2,019,094

Liabilities:
Convertible debentures — embedded derivative	—	—	1,462	1,462

Total liabilities measured at fair value	$—	$—	$1,462	$1,462

Net assets measured at fair value	$213,673	$1,741,439	$62,520	$2,017,632

	Apr. 3, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$138,738	$—	$—	$138,738
Bank certificates of deposit	—	59,996	—	59,996
Commercial paper	—	437,790	—	437,790
Corporate bonds	—	538	—	538
Auction rate securities	—	—	61,644	61,644
Municipal bonds	—	9,703	—	9,703
U.S. government and agency securities	49,995	71,961	—	121,956
Foreign government and agency securities	—	488,845	—	488,845
Floating rate notes	—	112,430	—	112,430
Mortgage-backed securities	—	442,199	—	442,199

Total assets measured at fair value	$188,733	$1,623,462	$61,644	$1,873,839

Liabilities:
Foreign currency forward contracts (net)	$—	$1,477	$—	$1,477
Convertible debentures — embedded derivative	—	—	848	848

Total liabilities measured at fair value	$—	$1,477	$848	$2,325

Net assets measured at fair value	$188,733	$1,621,985	$60,796	$1,871,514

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Balance as of beginning of period	$61,725	$96,153	$60,796	$92,736
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(145)	(1,159)	(614)	(421)
Included in other comprehensive income (loss)	940	3,462	2,788	6,891
Sales and settlements, net (1)	—	(19,200)	(450)	(19,950)

Balance as of end of period	$62,520	$79,256	$62,520	$79,256

(1)
During the first six months of fiscal 2011 and 2010, $450 thousand and $950 thousand of student loan auction rate securities, respectively, were redeemed for cash at par value. In addition, during the second quarter of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss that is included in interest and other expense, net.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Interest and other income (expense), net	$(145)	$(159)	$(614)	$579
As of October 2, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $64.0 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. More than 98% of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047.
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of October 2, 2010 was $689.6 million. The fair value of the 3.125% Debentures as of October 2, 2010 was approximately $670.1 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative under authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The embedded derivative was separately accounted for as a discount on the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.
Interest Rate Swaps
In June 2010, the Company issued $600.0 million principal amount of 2.625% senior convertible debentures due June 15, 2017 (2.625% Debentures) to qualified institutional investors. The fair value of the 2.625% Debentures as of October 2, 2010 was approximately $674.7 million, based on the last trading price of the 2.625% Debentures. In relation to this issuance, the Company also entered into fixed to floating interest rate swap agreements (interest rate swaps) with certain independent financial institutions. The interest rate swaps were designated and qualified as fair value hedges of the 2.625% Debentures, and were separately accounted for as a derivative. Each quarter, the change in fair value of the interest rate swaps and the underlying 2.625% Debentures, if any, is recorded in the consolidated statements of income. The fair value of the interest rate swaps is estimated using a discounted cash flows model, with the three-month forward discount curve of LIBOR and discount rates as the key inputs. These inputs are based on observable market data and are considered Level 2 inputs. See “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion related to the interest rate swaps.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of October 2, 2010, the Company had non-marketable equity securities in private companies of $18.7 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. No impairment loss on non-marketable equity investments was recognized during the second quarter or the first six months of fiscal 2011 and 2010.

Note 5. Financial Instruments
The following is a summary of available-for-sale securities:

	Oct. 2, 2010				Apr. 3, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$174,230	$—	$—	$174,230	$138,738	$—	$—	$138,738
Bank certificates of deposit	35,010	—	—	35,010	59,996	—	—	59,996
Commercial paper	434,814	—	—	434,814	437,790	—	—	437,790
Corporate bonds	20,889	87	(4)	20,972	523	15	—	538
Auction rate securities	68,750	—	(4,768)	63,982	69,200	—	(7,556)	61,644
Municipal bonds	8,499	88	(15)	8,572	9,688	75	(60)	9,703
U.S. government and agency securities	132,084	306	(1)	132,389	121,991	5	(40)	121,956
Foreign government and agency securities	534,865	22	(6)	534,881	488,845	—	—	488,845
Floating rate notes	96,924	82	(77)	96,929	112,852	142	(564)	112,430
Mortgage-backed securities	504,383	8,466	(1,664)	511,185	435,375	8,643	(1,819)	442,199

	$2,010,448	$9,051	$(6,535)	$2,012,964	$1,874,998	$8,880	$(10,039)	$1,873,839

Included in:
Cash and cash equivalents				$676,219				$936,489
Short-term investments				632,159				355,148
Long-term investments				704,586				582,202

				$2,012,964				$1,873,839

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of October 2, 2010 and April 3, 2010:

	Oct. 2, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate Bonds	$1,397	$(4)	$—	$—	$1,397	$(4)
Auction rate securities	—	—	63,982	(4,768)	63,982	(4,768)
Municipal bonds	620	(7)	1,426	(8)	2,046	(15)
U.S government and agency securities	35,253	(1)	—	—	35,253	(1)
Foreign government and agency securities	30,094	(6)	—	—	30,094	(6)
Floating rate notes	44,618	(77)	—	—	44,618	(77)
Mortgage-backed securities	178,118	(1,663)	226	(1)	178,344	(1,664)

	$290,100	$(1,758)	$65,634	$(4,777)	$355,734	$(6,535)

	Apr. 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$61,644	$(7,556)	$61,644	$(7,556)
Municipal bonds	623	(1)	1,727	(59)	2,350	(60)
U.S. government and agency securities	109,451	(40)	—	—	109,451	(40)
Floating rate notes	—	—	67,145	(564)	67,145	(564)
Mortgage-backed securities	191,255	(1,819)	—	—	191,255	(1,819)

	$301,329	$(1,860)	$130,516	$(8,179)	$431,845	$(10,039)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past two years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of October 2, 2010 and April 3, 2010 were temporary in nature, as evidenced by the reduction in the total gross unrealized losses in recent periods. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of October 2, 2010 and April 3, 2010. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of October 2, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,134,054	$1,134,148
Due after one year through five years	128,751	129,100
Due after five years through ten years	174,355	176,936
Due after ten years	399,058	398,550

	$1,836,218	$1,838,734

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Proceeds from sale of available-for-sale securities	$132,098	$48,467	$157,500	$62,075

Gross realized gains on sale of available-for-sale securities	$3,785	$1,521	$4,356	$1,738

Gross realized losses on sale of available-for-sale securities	(135)	(1,552)	(158)	(1,835)

Net realized gains (losses) on sale of available-for-sale securities	$3,650	$(31)	$4,198	$ (97)

Amortization of premiums (discounts) on available-for-sale securities	$1,561	$(1,236)	$3,102	$(2,607)

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
As of October 2, 2010 and April 3, 2010, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

	Oct. 2,	Apr. 3,
(In thousands and U.S. dollars)	2010	2010
Euro	$35,233	$21,190
Singapore dollar	56,765	58,420
Japanese Yen	13,195	12,268
British Pound	7,113	4,889

	$112,306	$96,767

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2010 and October 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next 12 months.
As of October 2, 2010, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.
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
The Company entered into interest rate swaps with certain independent financial institutions in the attempt to manage interest rate risks related to fixed interest rate expenses from its 2.625% Debentures and floating interest rate income from its investments in marketable debt securities. See “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion related to interest rate swaps. The interest rate swaps were designated and qualified as fair value hedges of the 2.625% Debentures, and were separately accounted for as a derivative. The interest rate swaps and the 2.625% Debentures were initially measured at fair value. Any subsequent changes in fair values of the interest rate swaps and the 2.625% Debentures will be recorded in the Company’s consolidated statements of income. During the three and six months ended October 2, 2010, the net change in fair values of the interest rate swaps and the underlying 2.625% Debentures was $224 thousand and $268 thousand, respectively, which was recorded as a reduction to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The changes in the fair value of the embedded derivative of $145 thousand and $159 thousand during the three months ended October 2, 2010 and September 26, 2009, respectively, and $614 thousand and $(579) thousand during the six months ended October 2, 2010 and September 26, 2009, respectively, were recorded respectively as an addition (reduction) to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of October 2, 2010 and April 3, 2010, located on the condensed consolidated balance sheets, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts and Interest Rate Swaps
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

October 2, 2010	Prepaid expenses and other current assets	$37,078	Other accrued liabilities	$425

			Convertible debts	$30,523

April 3, 2010	Prepaid expenses and other current assets	$700	Other accrued liabilities	$2,177

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended October 2, 2010:

	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
	in OCI on	Statement of	from Accumulated	Statement of	Amount of Gain
(In thousands)	Derivative	Income	OCI into Income	Income	(Loss) Recorded
Type of Derivatives	(Effective portion)	Location	(Effective portion)	Location	(Ineffective portion)

Three Months Ended October 2, 2010

Foreign exchange contracts (cash flow hedging)	$6,620	Interest and other income (expense), net	$89	Interest and other income (expense), net	$7

Interest rate swaps (fair value hedging)	$—	Interest and other income (expense), net	$—	Interest and other income (expense), net	$224

Six Months Ended October 2, 2010

Foreign exchange contracts (cash flow hedging)	$7,488	Interest and other income (expense), net	(523)	Interest and other income (expense), net	$8

Interest rate swaps (fair value hedging)	$—	Interest and other income (expense), net	$—	Interest and other income (expense), net	$268
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Stock-based compensation included in:
Cost of revenues	$1,312	$1,272	$2,579	$2,387
Research and development	7,341	5,205	14,545	11,201
Selling, general and administrative	6,768	5,285	13,417	10,958
Restructuring charges	—	—	—	945

	$15,421	$11,762	$30,541	$25,491

During the first six months of fiscal 2011 and 2010, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $647 thousand and $3.7 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the second quarter of fiscal 2011 was $6.72 ($5.63 for the second quarter of fiscal 2010) and for the first six months of fiscal 2011 was $6.72 ($5.66 for the first six months of fiscal 2010). The fair values of stock options granted in fiscal 2010 and 2009 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2010	2009	2010	2009
Expected life of options (years)	5.1	5.3	5.1	5.3
Expected stock price volatility	0.36	0.36	0.36	0.36
Risk-free interest rate	1.8%	2.5%	1.8%	2.5%
Dividend yield	2.5%	2.7%	2.5%	2.7%

Under the Company’s Employee Stock Purchase Plan, shares are only issued during the second and fourth quarters of each fiscal year. The per-share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during the second quarter of fiscal 2011 and 2010 were $7.82 and $6.13, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2011 and 2010 were estimated at the date of grant using the following assumptions:

	2011	2010
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.33	0.33
Risk-free interest rate	0.3%	0.6%
Dividend yield	2.3%	2.5%
The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the second quarter of fiscal 2011 was $23.90 ($19.27 for the second quarter of fiscal 2010) and for the first six months of fiscal 2010 was $23.91 ($19.25 for the first six months of fiscal 2010), which were calculated based on the weighted-average estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2010	2009	2010	2009
Risk-free interest rate	1.0%	1.6%	1.0%	1.6%
Dividend yield	2.5%	2.7%	2.5%	2.7%
Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51
Granted	1,870	$25.42
Exercised	(1,594)	$23.78
Forfeited/cancelled/expired	(1,357)	$57.65

October 2, 2010	29,945	$29.33

Options exercisable at:
October 2, 2010	24,984	$30.49
April 3, 2010	26,585	$31.84
The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees, consultants and non-employee directors. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. On August 11, 2010, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 4.5 million shares. As of October 2, 2010, 13.7 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months and six months ended October 2, 2010 was $4.8 million and $6.4 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended September 26, 2009 was $180 thousand and $232 thousand, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Restricted Stock Unit Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70
Granted	1,495	$23.91
Vested	(885)	$22.64
Cancelled	(154)	$21.82

October 2, 2010	4,108	$22.30

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, employees purchased 958 thousand shares for $13.9 million in the second quarter of fiscal 2011 and 719 thousand shares for $10.2 million in the second quarter of fiscal 2010. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2011. On August 11, 2010, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of October 2, 2010, 8.7 million shares were available for future issuance out of 44.5 million shares authorized.
Note 8. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares outstanding used in the denominator were calculated on weighted-average basis. The total shares used in the denominator of the diluted net income per common share calculation includes 3.1 million potentially dilutive common equivalent shares outstanding for both the second quarter and the first six months of fiscal 2011, that are not included in basic net income per common share. For the second quarter and the first six months of fiscal 2010, the total shares used in the denominator of the diluted net income per common share calculation includes 635 thousand and 536 thousand potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.
Outstanding stock options, RSUs and warrants (see “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 36.9 million and 33.0 million shares, for the second quarter and the first six months of fiscal 2011, respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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

Note 9. Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Oct. 2,	Apr. 3,
(In thousands)	2010	2010
Raw materials	$17,992	$13,257
Work-in-process	116,118	85,990
Finished goods	36,070	31,381

	$170,180	$130,628

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
The Company received net proceeds of $587.6 million from issuance of the 2.625% Debentures, after deduction of issuance costs of $12.4 million. The debt issuance costs, as adjusted based on the authoritative guidance for the accounting of convertible debentures issued by the FASB, are recorded in current and non-current assets and are being amortized to interest expense over 7 years. Interest is payable semiannually in arrears on June 15 and December 15, beginning on December 15, 2010. The Company recognizes an effective interest rate of 5.75% on the carrying value of the 2.625% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. Additionally, the Company may be required to pay additional interest under certain events as outlined in the indenture governing the 2.625% Debentures. During the three months ended July 3, 2010, the Company utilized $433.3 million of the net proceeds to repurchase its common stock under an accelerated share repurchase agreement (see “Note 11. Common Stock and Debentures Repurchase Program”). A portion of the remaining net proceeds was used to purchase call options to hedge against potential dilution upon conversion of the 2.625% Debentures (see below) as well as for other general corporate purposes.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheet as follows:

Oct. 2,
(In thousands)	2010
Liability component:
Principal amount of the 2.625% Debentures	$600,000
Unamortized discount of liability component	(103,627)

Carrying value of liability component	$496,373
Fair value hedge adjustment — interest rate swap	30,523

Net carrying value of the 2.625% Debentures	$526,896

Equity component — net carrying value	$105,620

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures, using the effective interest rate of 5.75%. As of October 2, 2010, the remaining term of the 2.625% Debentures is 6.7 years.

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months	Six Months
	Ended	Ended
(In thousands)	Oct. 2, 2010	Oct. 2, 2010
Contractual coupon interest	$3,938	$4,988
Amortization of debt issuance costs	365	482
Amortization of debt discount	3,167	4,213

Total interest expense related to the 2.625% Debentures	$7,470	$9,683

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of October 2, 2010, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.
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
In relation to the issuance of the 2.625% Debentures, the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company pays on a quarterly basis, a variable interest rate equal to the three-month LIBOR minus 0.2077%, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.625%. For the three and six months ended October 2, 2010, the Company earned a net interest amount of $4.0 million and $4.8 million, respectively, from these interest rate swaps, which were included in interest and other expense, net, on the condensed consolidated statements of income as a reduction to interest expense. As of October 2, 2010, the fair value of the interest rate swaps was a $30.8 million (unrealized gain), which was recorded in prepaid expenses and other current assets, and the fair value of the hedged items was a $30.5 million (unrealized loss), which was recorded in convertible debts on the condensed consolidated balance sheet. In addition, the net change in fair values of $224 thousand and $268 thousand, respectively, from the interest rate swaps and the underlying 2.625% Debentures during the three and six months ended October 2, 2010, were included as reduction to interest and other expense, net, on the Company’s condensed consolidated statements of income.
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
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the 3.125% Debentures was adjusted to 32.8092 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an adjusted conversion price of $30.48 per share at the end of second quarter of fiscal 2011.

The Company received net proceeds of $980.0 million from issuance of the 3.125% Debentures, after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding as of October 2, 2010. The debt issuance costs, as adjusted for the authoritative guidance for the accounting of convertible debentures issued by the FASB, were recorded in current and non-current assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the 3.125% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The 3.125% Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the 3.125% Debentures.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	Oct. 2,	Apr. 3,
(In thousands)	2010	2010
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(332,070)	(334,123)
Unamortized discount of embedded derivative from date of issuance	(1,533)	(1,562)

Carrying value of liability component	356,032	353,950
Carrying value of embedded derivative component	1,462	848

Net carrying value of the 3.125% Debentures	$357,494	$354,798

Equity component — net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 3.125% Debentures using the effective interest rate of 7.20%. As of October 2, 2010, the remaining term of the 3.125% Debentures is 26.4 years. Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Contractual coupon interest	$5,388	$5,388	$10,776	$11,040
Amortization of debt issuance costs	55	55	112	112
Amortization of embedded derivative	14	14	29	29
Amortization of debt discount	1,036	964	2,053	1,911

Total interest expense related to the debentures	$6,493	$6,421	$12,970	$13,092

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
Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of October 2, 2010, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.

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
Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of October 2, 2010, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.
Note 11. Common Stock and Debentures Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through October 2, 2010, the Company had used the entire amount authorized under the 2008 Repurchase program and $90.6 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $409.4 million available for future purchases. Of the $800.0 million used under the 2008 Repurchase Program, $606.8 million was used to repurchase 23.5 million shares of the Company’s outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its 3.125% Debentures. See “Note 10. Convertible Debentures and Revolving Credit Facility” for additional information about the 3.125% Debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of October 2, 2010 and April 3, 2010.
During fiscal 2010, the Company repurchased 6.2 million shares of common stock in the open market for a total of $150.0 million under the 2008 Repurchase Program. During the first quarter of fiscal 2011, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under both the 2008 Repurchase Program and 2010 Repurchase Program. Under the agreement, Xilinx provided the financial institution with up-front payments totaling $433.3 million during the first quarter of fiscal 2011. The financial institution delivered to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company received 16.3 million shares of common stock during the first quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company repurchased 1.3 million shares of common stock in the open market for a total of $33.0 million under the 2010 Repurchase Program.
Note 12. Restructuring Charges
During the first quarter of fiscal 2010, the Company announced restructuring measures designed to drive structural operating efficiencies across the company. The Company completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced its global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. The Company recorded total restructuring charges of $5.9 million and $21.7 million in the second quarter and the first six months of fiscal 2010, respectively, primarily related to severance costs and benefits expenses. The remaining accrual balance as of October 2, 2010 was immaterial.
Note 13. Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Interest income	$4,542	$4,279	$9,062	$9,590
Reversal of interest income	—	—	—	(8,656)
Interest expense	(10,006)	(6,363)	(17,780)	(13,092)
Other income (expense), net	1,980	302	104	(534)

	$(3,484)	$(1,782)	$(8,614)	$(12,692)

Due to an earlier decision by the U.S. Court of Appeals for the Ninth Circuit (Appeals Court), during the first quarter of fiscal 2010 the Company recorded expense of $8.7 million in order to reverse the interest income it previously accrued related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 15. Income Taxes” for additional information.
Note 14. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
(In thousands)	2010	2009	2010	2009
Net income	$170,895	$64,038	$329,482	$102,044
Net change in unrealized loss on available-for-sale securities, net of tax	1,437	4,163	4,726	13,403
Reclassification adjustment for (gains) losses on available-for-sale securities, net of tax, included in net income	(2,126)	(23)	(2,449)	7
Net change in unrealized loss on non-marketable equity security, net of tax	—	2,001	—	—
Net change in unrealized gain on hedging transactions, net of tax	6,620	1,412	7,487	6,010
Net change in cumulative translation adjustment	1,351	321	(137)	4,153

Comprehensive income	$178,177	$71,912	$339,109	$125,617

The components of accumulated other comprehensive income (loss) are as follows:

	Oct. 2,	Apr. 3,
(In thousands)	2010	2010
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$1,559	$(718)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	5,934	(1,553)
Accumulated cumulative translation adjustment	913	1,050

Accumulated other comprehensive income (loss)	$8,406	$(1,221)

Note 15. Income Taxes
The Company recorded tax provisions of $48.3 million and $92.6 million for the second quarter and the first six months of fiscal 2011, respectively, representing effective tax rates of 22% for both periods. The Company recorded tax provisions of $16.3 million and $24.7 million for the second quarter and the first six months of fiscal 2010, respectively, representing effective tax rates of 20% and 19%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to certain income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of October 2, 2010, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $2.3 million in the second quarter of fiscal 2011 to $95.2 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $68.7 million as of October 2, 2010.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the consolidated balance sheet as of October 2, 2010 was $1.7 million. The increase (reduction) of interest and penalties included in the Company’s provision for income taxes totaled $8 thousand and $(633) thousand in the three and six months ended October 2, 2010, respectively.
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2006. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2005. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company filed a petition with the Tax Court on March 2, 2009, in response to this notice of deficiency. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to acquired technology with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by the Company and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues; accordingly all matters with the IRS relating to fiscal 2005 are now closed. The Tax Court’s final order reflects that the Company will receive a small refund.
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

End of fiscal year:	(In thousands)
2011 (remaining six months)	$3,432
2012	3,514
2013	2,806
2014	1,818
2015	1,469
Thereafter	1,460

$14,499

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $12.2 million as of October 2, 2010. Rent expense, net of rental income, under all operating leases was $1.4 million and $2.4 million for the second quarter and the first six months of fiscal 2011, respectively. Rent expense, net of rental income, under all operating leases was $1.8 million and $3.1 million for the second quarter and the first six months of fiscal 2010, respectively. Rental income was not material for the second quarter and first half of fiscal 2011 or 2010.
Other commitments as of October 2, 2010 totaled $173.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 2, 2010, the Company also had $16.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June, 2013.
The Company committed up to $5.0 million to acquire, in the future, licenses to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 17. Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2011 and the end of fiscal 2010, the accrual balances of the product warranty liability were immaterial.
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

Note 18. Contingencies
Internal Revenue Service
On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to acquired technology with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by the Company and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues; accordingly all matters with the IRS relating to fiscal 2005 are now closed. The Tax Court’s final order reflects that the Company will receive a small refund.
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
Note 19. Goodwill
As of October 2, 2010 and April 3, 2010, the balance of goodwill was $118.0 million. All other acquisition-related intangibles were fully amortized as of the end of the Company’s first quarter of fiscal 2010. Amortization expense for acquisition-related intangible assets for the first quarter of fiscal 2010 was $2.5 million, which was based on a straight-line basis.
Note 20. Subsequent Events
On October 19, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2011. The dividend is payable on December 1, 2010 to stockholders of record on November 10, 2010.

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
Valuation of Marketable and Non-marketable Securities
Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of October 2, 2010, we had marketable debt securities with a fair value of $1.84 billion and non-marketable equity securities in private companies of $18.7 million (adjusted cost).
We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the FASB. We did not record any other-than-temporary impairment for marketable debt or equity securities during the first six months of fiscal 2011 and 2010.
Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We did not record any other-than-temporary impairment for non-marketable equity securities during the first six months of fiscal 2011 or 2010.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first six months of fiscal 2011, approximately 65% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of October 2, 2010, we had $131.2 million of deferred revenue and $37.6 million of deferred cost of revenues recognized as a net $93.6 million of deferred income on shipments to distributors. As of April 3, 2010, we had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in the first six months of fiscal 2011 and 2010 reduced stock- based compensation expense by $7.0 million and $8.0 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Oct. 2,	Sept. 26,	Oct. 2,	Sept. 26,
	2010	2009	2010	2009
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.4	38.1	34.7	38.2

Gross Margin	65.6	61.9	65.3	61.8

Operating Expenses:
Research and development	15.6	21.7	15.7	21.9
Selling, general and administrative	14.1	19.0	14.1	19.2
Amortization of acquisition-related intangibles	0.0	0.0	0.0	0.3
Restructuring charges	0.0	1.4	0.0	2.8

Total operating expenses	29.7	42.1	29.8	44.2

Operating Income	35.9	19.8	35.5	17.6
Interest and other expense, net	(0.5)	(0.5)	(0.7)	(1.6)

Income Before Income Taxes	35.4	19.3	34.8	16.0

Provision for income taxes	7.8	3.9	7.7	3.1

Net Income	27.6%	15.4%	27.1%	12.9%

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
Net revenues of $619.7 million in the second quarter of fiscal 2011 represented a 49% increase from the comparable prior year period of $415.0 million. Net revenues for the first six months of fiscal 2011 were $1.21 billion, a 53% increase from the comparable prior year period of $791.2 million. The year-over-year increases in net revenues were primarily driven by strong New Product growth as well as broad-based strengthening across all of our end markets and geographies. Total unit sales increased in the second quarter and the first six months of fiscal 2011 compared with prior year periods. The average selling price per unit also increased during the same time periods.
One end customer accounted for 10% of our net revenues for the second quarter and the first six months of fiscal 2011. No end customer accounted more than 10% of our net revenues for the second quarter and the first six months of fiscal 2010.

Net Revenues by Product
Net revenues by product categories for the second quarter and the first six months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
New Products	$272.0	$127.7	113%	$505.0	$221.9	128%
Mainstream Products	170.2	139.0	22%	348.2	272.5	28%
Base Products	153.1	128.1	20%	310.6	256.9	21%
Support Products	24.4	20.2	21%	50.6	39.9	27%

Total net revenues	$619.7	$415.0	49%	$1,214.4	$791.2	53%

Net revenues from New Products increased significantly in the second quarter and first six months of fiscal 2011from the comparable prior year periods as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families. We expect sales of New Products to continue to increase over time as more customers’ programs go into volume production with our 40/45-nm products.
Net revenues from Mainstream Products increased in the second quarter and first six months of fiscal 2011 from the comparable prior year periods. The increases were primarily due to continued strength in sales of our Virtex-4 product family.
Net revenues from Base Products increased in the second quarter and first six months of fiscal 2011 from the comparable prior year periods. The increases were due to last time buying activities for some of our oldest products, as well as higher sales in Virtex II Pro.
Net revenues from Support Products increased in the second quarter and first six months of fiscal 2011 from the comparable prior year periods. The increases were primarily due to higher sales in our PROM products.
Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the second quarter and the first six months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,	% Change	Oct. 2,	Sept. 26,	% Change
(% of total net revenues)	2010	2009	in Dollars	2010	2009	in Dollars
Communications	48%	46%	55%	47%	47%	54%
Industrial and Other	31	31	52%	32	31	57%
Consumer and Automotive	15	16	41%	15	15	52%
Data Processing	6	7	25%	6	7	37%

Total net revenues	100%	100%	49%	100%	100%	53%

Net revenues from Communications increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were due to higher sales in both wireless and wired communication applications.
Net revenues from Industrial and Other increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were due to broad-based strength across all sub-segments of this category, including defense, industrial, scientific and medical and test and measurement applications.
Net revenues from Consumer and Automotive increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were mainly due to increased sales in audio, video and broadcast applications as well as automotive applications.
Net revenues from Data Processing increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were due to higher sales from computing and storage applications.

Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
North America	$186.5	$145.2	28%	$378.4	$274.8	38%
Asia Pacific	218.0	143.6	52%	422.1	283.1	49%
Europe	160.9	86.8	85%	315.2	162.6	94%
Japan	54.3	39.4	38%	98.7	70.7	40%

Total net revenues	$619.7	$415.0	49%	$1,214.4	$791.2	53%

Net revenues in all geographies increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were due to broad-based strengthening across all end market segments.
Net revenues in North America grew during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods with higher sales in each of the end markets. Sales from wired communications, defense, test and measurement and audio, video and broadcast applications were particularly strong.
Net revenues in Asia Pacific increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were mainly due to higher sales in wired and wireless communications along with industrial, scientific and medical applications.
The year over year increase during the second quarter and the first six months of fiscal 2011 in Europe was driven by broad-based strength in each of the end market segments. Communications was particularly strong, mainly due to higher sales from wireless communications applications.
Net revenues in Japan increased during the second quarter and the first six months of fiscal 2011 from the comparable prior year periods. The increases were due to higher sales in Industrial and Other, driven by higher sales in industrial, scientific and medical as well as test and measurement applications.
Gross Margin

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Gross margin	$406.4	$256.8	58%	$793.0	$489.2	62%
Percentage of net revenues	65.6%	61.9%		65.3%	61.8%
The gross margin increases of 3.7 and 3.5 percentage points in the second quarter and the first six months of fiscal 2011, respectively, from the comparable prior year periods were driven primarily by supply chain efficiencies, improvement in product costs and cost savings related to overall restructuring measures in fiscal 2010.
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

Research and Development

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Research and development	$96.6	$90.1	7%	$191.1	$173.4	10%
Percentage of net revenues	16%	22%		16%	22%
R&D spending increased $6.5 million during the second quarter of fiscal 2011 and $17.7 million during the first six months of fiscal 2011 compared to the same periods last year. The increase was primarily attributable to higher variable spending associated with higher revenue and operating margin, such as incentive compensation expenses.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative	$87.2	$78.6	11%	$171.2	$152.2	13%
Percentage of net revenues	14%	19%		14%	19%
SG&A expenses increased $8.6 million during the second quarter of fiscal 2011 and $19.0 million during the first six months of fiscal 2011 compared to the same periods last year. The increases were primarily attributable to higher variable spending associated with higher revenue and operating margin, particularly sales commissions and incentive compensation expenses.
Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Amortization	$—	$—	0%	$—	$2.5	(100)%
Percentage of net revenues	0%	0%		0%	0%
Amortization expense was related to the intangible assets acquired from prior acquisitions, which had been fully amortized as of the end of the first quarter of fiscal 2010.
Stock-Based Compensation

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.3	3%	$2.6	$2.4	8%
Research and development	7.3	5.2	41%	14.5	11.2	30%
Selling, general and administrative	6.8	5.3	28%	13.4	11.0	22%
Restructuring charges	—	—	0%	—	0.9	(100)%

	$15.4	$11.8	31%	$30.5	$25.5	20%

The 31% and 20% increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2011, respectively, compared to the same periods on prior year were primarily due to higher expense related RSU expense, as RSU shares granted in recent year had relatively higher weighted-average fair values. The increase in RSU expense was partly offset by decline in options grants and options that were fully amortized after they reached the four-year term. We amortize our stock-based compensation using straight-line method over the requisite service period of generally four years.
Restructuring Charges
During the first quarter of fiscal 2010, we announced restructuring measures designed to drive structural operating efficiencies across the Company. We completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced our global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. We recorded total restructuring charges of $5.9 million and $21.7 million in the second quarter and the first six months of fiscal 2010, respectively, primarily related to severance pay expenses. The remaining accrual as of October 2, 2010 was immaterial.

Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Interest and other expense, net	$3.5	$1.8	96%	$8.6	$12.7	(32)%
Percentage of net revenues	1%	0%		1%	2%
During the first quarter of fiscal 2010, we recorded expense of $8.7 million in order to reverse the interest income we accrued through March 28, 2009 related to an earlier prepayment we made to the IRS. Excluding the reversal of interest income, interest and other expense, net, increased $1.7 million and $4.6 million for the second quarter and the first six months of fiscal 2011, respectively, compared to the same periods last year, primarily due to the impact of the debt discount amortization related to the 2.625% Debentures issued in fiscal 2011 and, to a lesser extent, due to lower interest income earned on the investment portfolio as the average interest rate yield slightly decreased year over year.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	Oct. 2,	Sept. 26,		Oct. 2,	Sept. 26,
(In millions)	2010	2009	Change	2010	2009	Change
Provision for income taxes	$48.3	$16.3	197%	$92.6	$24.7	275%
Percentage of net revenues	8%	4%		8%	3%
Effective tax rate	22%	20%		22%	19%
The effective tax rates in all periods reflect the favorable impact of foreign income at statutory rates, which are less than the U.S. rate and tax credits earned.
The increases in the effective tax rate in the second quarter and the first six months of fiscal 2011 as compared to the prior year periods were primarily due to a decrease in tax benefit from the expiration of the federal research credit provision for fiscal 2011 and reduced benefits arising from other tax credits.
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
To align with our strategic initiative to consolidate our distribution channel, we further strengthened our partnership with Avnet. Avnet now supports more of our customers and has committed more personnel and resources to our business. In return for these long-term commitments, beginning in our first quarter of fiscal 2011 we agreed to temporarily extend payment terms for Avnet, which will continue through the next two quarters. The extensions of payment terms are scheduled to be reduced each quarter and Avnet is expected to return to standard payment terms by April 2011. As a result, at the end of second quarter of fiscal 2011 our accounts receivable balance and days sales outstanding (DSO) increased when compared to our historical level, which negatively impacted our cash flows from operations. We expect our DSO to remain higher than historical levels in the short term, with our DSO specific to Avnet decreasing through April 2011. The negative impact on our cash flows from operations will also be reduced.
The combination of cash, cash equivalents and short-term and long-term investments as of October 2, 2010 and April 3, 2010 totaled $2.11 billion and $1.97 billion, respectively. As of October 2, 2010, we had cash, cash equivalents and short-term investments of $1.41 billion and working capital of $1.95 billion. As of April 3, 2010, cash, cash equivalents and short-term investments were $1.39 billion and working capital was $1.55 billion.
Operating Activities — During the first six months of fiscal 2011, our operations generated net positive cash flow of $146.7 million, which was $118.3 million lower than the $264.9 million generated during the first six months of fiscal 2010. The positive cash flow from operations generated during the first six months of fiscal 2011 was primarily from net income as adjusted for noncash related items, decreases in deferred income taxes and other assets, and increase in accounts payable and deferred income on shipments to distributors. These items were partially offset by an increase in accounts receivable, inventories and prepaid expenses and other current assets, and decrease in income taxes payable and accrued liabilities. Accounts receivable increased by $294.0 million at October 2, 2010 from the levels at April 3, 2010, primarily due to temporary increase in payment terms to Avnet as discussed above. Consequently, DSO increased to 83 days at October 2, 2010 from 53 days at April 3, 2010. Our inventory levels were $39.6 million higher at October 2, 2010 compared to April 3, 2010. Combined inventory days at Xilinx and distribution increased slightly to 90 days at October 2, 2010 from 89 days at April 3, 2010.

For the first six months of fiscal 2010, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in inventories and other assets and increases in accounts payable, accrued liabilities and deferred income on shipments to distributors. These items were partially offset by an increase in accounts receivable and a decrease in income taxes payable.
Investing Activities — Net cash used in investing activities of $421.7 million during the first six months of fiscal 2011 included net purchases of available-for-sale securities of $387.3 million, $33.4 million for purchases of property, plant and equipment and $1.0 million for other investing activities. Net cash used in investing activities of $225.1 million during the first six months of fiscal 2010 included net purchases of available-for-sale securities of $213.5 million, $8.8 million for purchases of property, plant and equipment and $2.8 million for other investing activities.
Financing Activities — Net cash provided by financing activities was $18.1 million in the first six months of fiscal 2011 and consisted of $587.6 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $45.6 million of proceeds from issuance of common stock under employee stock plans and $2.1 million for the excess of the tax benefit from stock-based compensation, offset by $466.3 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $85.5 million for dividend payments to stockholders. For the comparable fiscal 2010 period, net cash used in financing activities was $77.7 million in the first six months of fiscal 2010 and consisted of $77.3 million for dividend payments to stockholders and $16.3 million for the reduction of tax benefit from stock-based compensation and was partially offset by $15.9 million of proceeds from the issuance of common stock under employee stock plans.
Stockholders’ equity decreased $93.2 million during the first six months of fiscal 2011. The decrease was attributable to $466.3 million of repurchase of common stocks, $85.5 million of payment of dividends to stockholders and $70.6 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures, net of deferred tax assets. The decreases were offset by $329.5 million in net income for the first six months of fiscal 2011, $66.4 million of debt discount of liability component related to the issuance of the 2.625% Debentures, net of deferred tax liabilities, $46.9 million of proceeds from issuance of warrants, $45.6 million of issuance of common stock under employee stock plans, $30.5 million of stock-based compensation, $7.5 million of change in hedging transaction gain and $2.3 million of change in unrealized losses on available-for-sale securities, net of deferred tax liabilities and.
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
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2018. See “Note 16. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of October 2, 2010 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of October 2, 2010, we had $173.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 2, 2010, we also had $16.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2013.
We committed up to $5.0 million to acquire, in the future, licenses to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
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

As of October 2, 2010, $61.5 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.
Off-Balance-Sheet Arrangements
As of October 2, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
During the first quarter of fiscal 2011, we entered into stock repurchase agreement with an independent financial institution and paid $433.3 million, and received 16.3 million shares of common stock (see “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information). During the second quarter of fiscal 2011, we used $33.0 million of cash to repurchase 1.3 million of shares in the open market. We did not repurchase any common stock or debentures during the first six months of fiscal 2010. During the first six months of fiscal 2011, we paid $85.5 million in cash dividends to stockholders, representing $0.32 per common share. During the first six months of fiscal 2010, we paid $77.3 million in cash dividends to stockholders, representing an aggregate amount of $0.28 per common share. On October 19, 2010, our Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2011. The dividend is payable on December 1, 2010 to stockholders of record on November 10, 2010. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of October 2, 2010, marketable securities measured at fair value using Level 3 inputs were comprised of $64.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 3% as of October 2, 2010. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.84 billion as of October 2, 2010, and to our interest rate swaps in relation to the issuance of the 2.625% Debentures. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at October 2, 2010 would have affected the fair value of our investment portfolio by less than $12.0 million.

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
We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of October 2, 2010 and April 3, 2010, we had the following outstanding forward currency exchange contracts:

	Oct. 2,	Apr. 3,
(In thousands and U.S. dollars)	2010	2010
Euro	$35,233	$21,190
Singapore dollar	56,765	58,420
Japanese Yen	13,195	12,268
British Pound	7,113	4,889

	$112,306	$96,767

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2010 and October 2011. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was $5.9 million (net gain) and $1.5 million (net loss) as of October 2, 2010 and April 3, 2010, respectively.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at October 2, 2010 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $8.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at October 2, 2010 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.
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
An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 2, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Internal Revenue Service
On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division on this matter in the third quarter of fiscal 2010. On March 22, 2010, the Company settled the proposed adjustment related to the acquired technology with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by the Company and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues; accordingly all matters with the IRS relating to fiscal 2005 are now closed. The Tax Court’s final order reflects that the Company will receive a small refund.
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
We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 as set forth below. The updated risk factors below include risks related to our outstanding debentures and transactions related to our 2.625% Debentures and the change in our relationship with our key distribution partner.
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
Nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), or in Japan, by Toshiba Corporation (Toshiba). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation (Seiko) and the wafers for some of our newer products are manufactured in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products. In addition, unpredictable economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the first six months of fiscal 2011 and fourth quarter of fiscal 2010, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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
During the past two years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved during the second half of fiscal 2010 and the first six months of fiscal 2011, there is no guarantee that these improvements will continue in the future. Recent events have highlighted that the financial condition of sovereign nations, particularly in Europe, is of continuing concern. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Resale of product through Avnet accounted for 52% of the Company’s worldwide net revenues in the first six months of fiscal 2011, and as of October 2, 2010, Avnet accounted for 87% of our total accounts receivable. To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet and recently, Avnet committed more personnel and resources to our business. In return for these long-term commitments, we have agreed to temporarily extend payment terms for Avnet continuing through the next two quarters, which increased our trade accounts receivable balance and DSO as of the end of our second quarter of fiscal 2011 compared to our historical level. We expect our DSO level to remain higher than historical levels in the short term, with our DSO levels specific to Avnet decreasing through April 2011, when we expect Avnet to return to standard payment terms. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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
A number of factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.
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
We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or enhance existing, operational and IT systems, procedures and controls. For example, in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.

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
An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent ITAR licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition, and/or operating results.
Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.
As of October 2, 2010, we had 2.00 billion authorized common shares, of which 259.0 million shares were outstanding. In addition, 56.4 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.4 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate principal amount of our consolidated indebtedness as of October 2, 2010 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through October 2, 2010, the Company had used the entire amount authorized under the 2008 Repurchase program and $90.6 million authorized under the 2010 Repurchase Program, leaving $409.4 million available for future purchases under the 2010 Repurchase Program.
The following table summarizes the Company’s repurchase of its common stock during the second quarter of fiscal 2011:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
(In thousands, except per share amounts)	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Programs
July 4, 2010 to August 7, 2010	—	$—	—	$442,376
August 8, 2010 to September 4, 2010	1,344	$24.54	1,344	$409,400
September 5, 2010 to October 2, 2010	—	$—	—	$409,400

Total for the Quarter	1,344	$24.54	1,344

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

XILINX, INC.
Date: November 8, 2010	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)