Form 10-Q
period 2011-01-01
XILINX INC
filed 2011-02-08
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-18548
Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0188631 (I.R.S. Employer Identification No.)

2100 Logic Drive, San Jose, California (Address of principal executive offices)	95124 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 21, 2011

Common Stock, $.01 par value	261,060,301

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net revenues	$567,190	$513,349	$1,781,593	$1,304,534
Cost of revenues	194,419	184,320	615,855	486,319

Gross margin	372,771	329,029	1,165,738	818,215

Operating expenses:
Research and development	98,453	101,867	289,515	275,245
Selling, general and administrative	86,531	85,037	257,763	237,214
Amortization of acquisition-related intangibles	—	—	—	2,493
Restructuring charges	4,276	5,531	4,276	27,217

Total operating expenses	189,260	192,435	551,554	542,169

Operating income	183,511	136,594	614,184	276,046
Impairment loss on investments	—	(3,041)	—	(3,041)
Interest and other expense, net	(3,302)	(542)	(11,916)	(13,234)

Income before income taxes	180,209	133,011	602,268	259,771
Provision for income taxes	27,868	26,103	120,445	50,819

Net income	$152,341	$106,908	$481,823	$208,952

Net income per common share:
Basic	$0.59	$0.39	$1.82	$0.76

Diluted	$0.58	$0.38	$1.79	$0.75

Cash dividends declared per common share	$0.16	$0.16	$0.48	$0.44

Shares used in per share calculations:
Basic	259,418	276,832	265,085	275,989

Diluted	263,612	278,566	268,778	277,030

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jan. 1,	Apr. 3,
(In thousands, except par value amounts)	2011	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,101,050	$1,031,457
Short-term investments	663,715	355,148
Accounts receivable, net	369,657	262,735
Inventories	242,532	130,628
Deferred tax assets	99,998	101,126
Prepaid expenses and other current assets	53,703	25,972

Total current assets	2,530,655	1,907,066

Property, plant and equipment, at cost	745,670	714,905
Accumulated depreciation and amortization	(368,906)	(349,027)

Net property, plant and equipment	376,764	365,878
Long-term investments	660,167	582,202
Goodwill	117,955	117,955
Other assets	172,892	211,217

Total Assets	$3,858,433	$3,184,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,160	$96,169
Accrued payroll and related liabilities	119,073	114,663
Income taxes payable	814	14,452
Deferred income on shipments to distributors	80,536	80,132
Other accrued liabilities	27,436	51,745

Total current liabilities	375,019	357,161

Convertible debentures	887,197	354,798

Deferred tax liabilities	368,521	294,149

Long term income taxes payable	52,889	56,248

Other long-term liabilities	1,201	1,492

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,600	2,735
Additional paid-in capital	1,043,429	1,102,411
Retained earnings	1,120,112	1,016,545
Accumulated other comprehensive income (loss)	7,465	(1,221)

Total stockholders’ equity	2,173,606	2,120,470

Total Liabilities and Stockholders’ Equity	$3,858,433	$3,184,318

*	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Jan. 1,	Jan. 2,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$481,823	$208,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,438	37,932
Amortization	5,559	11,777
Stock-based compensation	45,295	41,010
Net (gain) loss on sale of available-for-sale securities	(3,564)	12
Amortization of debt discount on convertible debentures	10,084	2,893
Derivatives — revaluation and amortization	(59)	(542)
Impairment loss on investments	—	3,041
Tax benefit (expense) from exercise of stock options	385	(7,662)
(Excess) reduction of tax benefit from stock-based compensation	(2,677)	15,868
Changes in assets and liabilities:
Accounts receivable, net	(106,922)	(14,688)
Inventories	(111,675)	(8,883)
Deferred income taxes	78,352	35,307
Prepaid expenses and other current assets	(5,002)	(5,272)
Other assets	7,357	25,042
Accounts payable	50,991	60,250
Accrued liabilities (including restructuring activities)	(18,128)	57,893
Income taxes payable	9,524	(27,540)
Deferred income on shipments to distributors	404	15,031

Net cash provided by operating activities	479,185	450,421

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,824,321)	(1,325,973)
Proceeds from sale and maturity of available-for-sale securities	1,435,276	1,001,091
Purchases of property, plant and equipment	(48,324)	(17,540)
Other investing activities	(1,400)	(2,972)

Net cash used in investing activities	(438,769)	(345,394)

Cash flows from financing activities:
Repurchases of common stock	(468,943)	(25,000)
Proceeds from issuance of common stock through various stock plans	69,947	29,035
Payment of dividends to stockholders	(126,951)	(121,617)
Proceeds from issuance of convertible debts, net of issuance costs	587,644	—
Purchase of call options	(112,319)	—
Proceeds from issuance of warrants	46,908	—
Proceeds from sale of interest rate swaps	30,214	—
Excess (reduction of) tax benefit from stock-based compensation	2,677	(15,868)

Net cash provided by (used in) financing activities	29,177	(133,450)

Net increase (decrease) in cash and cash equivalents	69,593	(28,423)
Cash and cash equivalents at beginning of period	1,031,457	1,065,987

Cash and cash equivalents at end of period	$1,101,050	$1,037,564

Supplemental disclosure of cash flow information:
Interest paid	$19,051	$10,776
Income taxes paid, net of refunds	$23,529	$25,238
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 is a 52-week year ending on April 2, 2011. Fiscal 2010, which ended on April 3, 2010, was a 53-week fiscal year. The third quarter of fiscal 2010 was a 14-week quarter ended on January 2, 2010. The third quarter of fiscal 2011 was a 13-week quarter ended on January 1, 2011.
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
In December 2010, the FASB issued the authoritative guidance to amend Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for Xilinx is its first quarter fiscal 2012. The Company does not expect these new standards to have significant impacts on the Company’s consolidated financial statements.
In December 2010, the FASB issued the authoritative guidance to clarify the pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for public entities prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which for Xilinx is its first quarter fiscal 2012.

Note 3. Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of January 1, 2011 and April 3, 2010, Avnet accounted for 97% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 53% and 52% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2011, respectively. For both the third quarter and the first nine months of fiscal 2010 periods, resale of product through Avnet accounted for 49% of the Company’s worldwide net revenues. While the percentage of worldwide net revenues from Avnet are consistent with historical patterns, the percentage of accounts receivable due from Avnet increased as of January 1, 2011. The increase was primarily due to the timing of collections from and credits issued to other customers, and to a lesser extent due to the extended payment terms temporarily granted to Avnet. The Company has further strengthened its partnership with Avnet, and Avnet now supports more of the Company’s customers and has committed more personnel and resources to the Company’s business. As part of this relationship, beginning in our first quarter of fiscal 2011 the Company agreed to temporarily extend payment terms for Avnet. The extensions of payment terms are scheduled to be reduced each quarter and Avnet is expected to return to standard payment terms by the beginning of the fourth quarter of fiscal 2011.
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
No end customer accounted for more than 10% of our net revenues for the third quarter and the first nine months of fiscal 2011 and 2010.
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
As of January 1, 2011, less than 3% of the Company’s $2.34 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $8.3 million that were downgraded to an A rating during fiscal 2009. Nearly all of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During the first nine months of fiscal 2011, $7.2 million of these student loan auction rate securities were redeemed for cash by the issuers at par value. In addition, during the third quarter of fiscal 2011 the Company sold $5.8 million notional value of student loan securities. Because there can be no assurance of a successful auction in the future, the student loan auction rate securities are reclassified as long-term investments on the consolidated balance sheets. The maturity dates range from March 2023 to November 2047.
As of January 1, 2011, approximately 22% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2011 and the Company did not adjust or override any fair value measurements as of January 1, 2011.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and April 3, 2010:

	Jan. 1, 2011
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$341,866	$—	$—	$341,866
Bank certificates of deposit	—	64,992	—	64,992
Commercial paper	—	497,904	—	497,904
Corporate bonds	—	30,204	—	30,204
Auction rate securities	—	—	52,416	52,416
Municipal bonds	—	10,391	—	10,391
U.S. government and agency securities	38,761	86,329	—	125,090
Foreign government and agency securities	—	615,319	—	615,319
Floating rate notes	—	97,038	—	97,038
Mortgage-backed securities	—	506,820	—	506,820
Foreign currency forward contracts (net)	—	4,317	—	4,317

Total assets measured at fair value	$380,627	$1,913,314	$52,416	$2,346,357

Liabilities:
Convertible debentures — embedded derivative	—	—	1,014	1,014

Total liabilities measured at fair value	$—	$—	$1,014	$1,014

Net assets measured at fair value	$380,627	$1,913,314	$51,402	$2,345,343

	Apr. 3, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$138,738	$—	$—	$138,738
Bank certificates of deposit	—	59,996	—	59,996
Commercial paper	—	437,790	—	437,790
Corporate bonds	—	538	—	538
Auction rate securities	—	—	61,644	61,644
Municipal bonds	—	9,703	—	9,703
U.S. government and agency securities	49,995	71,961	—	121,956
Foreign government and agency securities	—	488,845	—	488,845
Floating rate notes	—	112,430	—	112,430
Mortgage-backed securities	—	442,199	—	442,199

Total assets measured at fair value	$188,733	$1,623,462	$61,644	$1,873,839

Liabilities:
Foreign currency forward contracts (net)	$—	$1,477	$—	$1,477
Convertible debentures — embedded derivative	—	—	848	848

Total liabilities measured at fair value	$—	$1,477	$848	$2,325

Net assets measured at fair value	$188,733	$1,621,985	$60,796	$1,871,514

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended				Nine months Ended
	Jan. 1,		Jan. 2,		Jan. 1,		Jan. 2,
(In thousands)	2011		2010		2011		2010
Balance as of beginning of period	$62,520		$79,256		$60,796		$92,736
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(132)		7		(746)		(414)
Included in other comprehensive income (loss)	934		3,311		3,722		10,202
Sales and settlements, net	(11,920	)(1)	(20,300	)(1)	(12,370	)(2)	(40,250	)(2)

Balance as of end of period	$51,402		$62,274		$51,402		$62,274

(1)
During the third quarter of fiscal 2011, $6.7 million of student loan auction rate securities were redeemed for cash at par value and $5.8 million notional value of student loan auction rate securities was sold at a $580 thousand loss. During the third quarter of fiscal 2010, $20.0 million notional value of senior class asset-backed securities matured at par value and $300 thousand of student loan auction rate securities were redeemed for cash at par value.

(2)
During the first nine months of fiscal 2011 and 2010, the Company redeemed $7.2 million and $1.3 million of student loan auction rate securities, respectively, for cash at par value. During the first nine months of fiscal 2011, the Company sold $5.8 million notional value of student loan auction rate securities and realized a $580 thousand loss, and during the first nine months of fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. Additionally, during the first nine months of fiscal 2010, $20.0 million notional value of senior class asset-backed securities matured at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Interest and other income (expense), net	$448	$7	$(166)	$586
Impairment loss on investments	—	(3,041)	—	(3,041)
As of January 1, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $52.4 million of student loan auction rate securities. Auction failures and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Nearly all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from March 2023 to November 2047.
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of January 1, 2011 was $689.6 million. The fair value of the 3.125% Debentures as of January 1, 2011 was approximately $718.6 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative under authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The embedded derivative was separately accounted for as a discount on the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of January 1, 2011, the Company had non-marketable equity securities in private companies of $19.1 million (adjusted cost). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. No impairment loss on non-marketable equity investments was recognized during the third quarter or the first nine months of fiscal 2011 and 2010.

Note 5. Financial Instruments
The following is a summary of available-for-sale securities:

	Jan. 1, 2011				Apr. 3, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$341,866	$—	$—	$341,866	$138,738	$—	$—	$138,738
Bank certificates of deposit	64,992	—	—	64,992	59,996	—	—	59,996
Commercial paper	497,904	—	—	497,904	437,790	—	—	437,790
Corporate bonds	30,157	49	(2)	30,204	523	15	—	538
Auction rate securities	56,250	—	(3,834)	52,416	69,200	—	(7,556)	61,644
Municipal bonds	10,319	124	(52)	10,391	9,688	75	(60)	9,703
U.S. government and agency securities	125,231	23	(164)	125,090	121,991	5	(40)	121,956
Foreign government and agency securities	615,317	6	(4)	615,319	488,845	—	—	488,845
Floating rate notes	96,922	116	—	97,038	112,852	142	(564)	112,430
Mortgage-backed securities	500,849	8,056	(2,085)	506,820	435,375	8,643	(1,819)	442,199

	$2,339,807	$8,374	$(6,141)	$2,342,040	$1,874,998	$8,880	$(10,039)	$1,873,839

Included in:
Cash and cash equivalents				$1,018,158				$936,489
Short-term investments				663,715				355,148
Long-term investments				660,167				582,202

				$2,342,040				$1,873,839

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of January 1, 2011 and April 3, 2010:

	Jan. 1, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate Bonds	$5,051	$(2)	$—	$—	$5,051	$(2)
Auction rate securities	—	—	46,416	(3,834)	46,416	(3,834)
Commercial Paper	53,891	(1)	—	—	53,891	(1)
Municipal bonds	2,166	(41)	1,010	(11)	3,176	(52)
U.S government and agency securities	22,738	(163)	—	—	22,738	(163)
Foreign government and agency securities	20,013	(4)	—	—	20,013	(4)
Mortgage-backed securities	190,502	(1,689)	9,506	(396)	200,008	(2,085)

	$294,361	$(1,900)	$56,932	$(4,241)	$351,293	$(6,141)

	Apr. 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$61,644	$(7,556)	$61,644	$(7,556)
Municipal bonds	623	(1)	1,727	(59)	2,350	(60)
U.S. government and agency securities	109,451	(40)	—	—	109,451	(40)
Floating rate notes	—	—	67,145	(564)	67,145	(564)
Mortgage-backed securities	191,255	(1,819)	—	—	191,255	(1,819)

	$301,329	$(1,860)	$130,516	$(8,179)	$431,845	$(10,039)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past two years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of January 1, 2011 and April 3, 2010 were temporary in nature, as evidenced by the reduction in the total gross unrealized losses in recent periods. The aggregate of individual unrealized losses that had been outstanding for 12 months or more were not significant as of January 1, 2011 and April 3, 2010. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of January 1, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,339,926	$1,340,007
Due after one year through five years	101,960	102,041
Due after five years through ten years	162,695	165,001
Due after ten years	393,360	393,125

	$1,997,941	$2,000,174

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Proceeds from sale of available-for-sale securities	$86,741	$36,163	$244,241	$98,238

Gross realized gains on sale of available-for-sale securities	$488	$622	$4,842	$2,359

Gross realized losses on sale of available-for-sale securities	(1,123)	(537)	(1,278)	(2,371)

Net realized gains (losses) on sale of available-for-sale securities	$(635)	$85	$3,564	$(12)

Amortization of premiums (discounts) on available-for-sale securities	$2,279	$58	$5,381	$(215)

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
As of January 1, 2011 and April 3, 2010, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments (notional amount):

	Jan. 1,	Apr. 3,
(In thousands and U.S. dollars)	2011	2010
Euro	$40,827	$21,190
Singapore dollar	49,732	58,420
Japanese Yen	12,428	12,268
British Pound	8,174	4,889

	$111,161	$96,767

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2011 and February 2012. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next 13 months.

As of January 1, 2011, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The changes in the fair value of the embedded derivative of $448 thousand (decrease) and $7 thousand (decrease) during the three months ended January 1, 2011 and January 2, 2010, respectively, and $166 thousand (increase) and $586 thousand (decrease) during the nine months ended January 1, 2011 and January 2, 2010, respectively, were recorded respectively as an addition (reduction) to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of January 1, 2011 and April 3, 2010, located on the condensed consolidated balance sheets, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

January 1, 2011	Prepaid expenses and other current assets	$4,540	Other accrued liabilities	$223
April 3, 2010	Prepaid expenses and other current assets	$700	Other accrued liabilities	$2,177
The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended January 1, 2011:

	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
	in OCI on	Statement of	from Accumulated		Amount of Gain
(In thousands)	Derivative	Income	OCI into Income	Statement of	(Loss) Recorded
Type of Derivatives	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)

Three Months Ended Jan. 1, 2011

Foreign exchange contracts (cash flow hedging)	$(1,585)	Interest and other income (expense), net	$2,085	Interest and other income(expense), net	$(3)

Nine months Ended Jan. 1, 2011

Foreign exchange contracts (cash flow hedging)	$5,903	Interest and other income (expense), net	$1,561	Interest and other income (expense), net	$5

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
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Stock-based compensation included in:
Cost of revenues	$1,092	$1,291	$3,671	$3,678
Research and development	7,120	7,289	21,665	18,140
Selling, general and administrative	6,542	6,939	19,959	18,247
Restructuring charges	—	—	—	945

	$14,754	$15,519	$45,295	$41,010

During the first nine months of fiscal 2011 and 2010, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $385 thousand and $5.9 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the contractual term which is seven years for all option awards granted on or after April 1, 2007. The per-share weighted-average fair values of stock options granted during the third quarter of fiscal 2011 was $6.53 ($5.88 for the third quarter of fiscal 2010) and for the first nine months of fiscal 2011 was $6.70 ($5.66 for the first nine months of fiscal 2010). The fair values of stock options granted in fiscal 2011 and 2010 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
	2011	2010	2011	2010
Expected life of options (years)	5.2	5.3	5.1	5.3
Expected stock price volatility	0.32	0.34	0.35	0.36
Risk-free interest rate	1.4%	2.3%	1.8%	2.5%
Dividend yield	2.3%	2.8%	2.5%	2.7%
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
The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the third quarter of fiscal 2011 was $26.09 ($21.89 for the third quarter of fiscal 2010) and for the first nine months of fiscal 2010 was $24.05 ($19.38 for the first nine months of fiscal 2010), which were calculated based on the weighted-average estimates at the date of grant as follows:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
	2011	2010	2011	2010
Risk-free interest rate	0.8%	1.4%	1.0%	1.6%
Dividend yield	2.3%	2.7%	2.5%	2.7%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51
Granted	2,050	$25.62
Exercised	(2,657)	$23.81
Forfeited/cancelled/expired	(2,698)	$50.69

January 1, 2011	27,721	$28.83

Options exercisable at:
January 1, 2011	23,318	$29.81
April 3, 2010	26,585	$31.84
The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees, consultants and non-employee directors. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards will change depending upon the grade level of the employees. Employees at the lower grade levels will receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, will receive mostly stock options and may also receive RSUs. On August 11, 2010, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 4.5 million shares. As of January 1, 2011, 13.8 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months and nine months ended January 1, 2011 was $4.1 million and $10.5 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended January 2, 2010 was $694 thousand and $925 thousand, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Restricted Stock Unit Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
(Shares in thousands)	Shares	Per Share
March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70
Granted	1,598	$24.05
Vested	(938)	$22.51
Cancelled	(289)	$22.00

January 1, 2011	4,023	$22.42

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, employees purchased 958 thousand shares for $13.9 million in the second quarter of fiscal 2011 and 719 thousand shares for $10.2 million in the second quarter of fiscal 2010. There were no purchases in the first and third quarter of the Company’s fiscal year. The next scheduled purchase under the Employee Stock Purchase Plan is in the fourth quarter of fiscal 2011. On August 11, 2010, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the Employee Stock Purchase Plan by 2.0 million shares. As of January 1, 2011, 8.7 million shares were available for future issuance out of 44.5 million shares authorized.

Note 8. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares outstanding used in the denominator were calculated on weighted-average basis. The total shares used in the denominator of the diluted net income per common share calculation includes 4.2 million and 3.7 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2011, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2010, the total shares used in the denominator of the diluted net income per common share calculation includes 1.7 million and 1.0 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs and the assumed issuance of common stock under the Employee Stock Purchase Plan.
Outstanding stock options, RSUs and warrants (see “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 34.6 million and 35.6 million shares, for the third quarter and the first nine months of fiscal 2011, respectively, were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
Diluted net income per common share does not include any incremental shares issuable upon the exchange of the $600.0 million principal amount of 2.625% senior convertible debentures due June 15, 2017 (2.625% Debentures) and the 3.125% Debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share until the price of the Company’s common stock exceeds the conversion price of each debenture, because the principal amount of these debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversions using the treasury stock method.
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
Note 9. Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	Jan. 1,	Apr. 3,
(In thousands)	2011	2010
Raw materials	$19,815	$13,257
Work-in-process	181,243	85,990
Finished goods	41,474	31,381

	$242,532	$130,628

Note 10. Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The fair value of the 2.625% Debentures as of January 1, 2011 was approximately $703.8 million, based on the last trading price of the 2.625% Debentures of the period. The 2.625% Debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an initial effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.

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
In relation to the issuance of the 2.625% Debentures, in June 2010 the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company pays, on a quarterly basis, a variable interest rate equal to the three-month LIBOR minus 0.2077%, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.625%. In October 2010, the Company sold the interest rate swaps for $30.2 million. In accordance to the authoritative guidance for the accounting of derivative instruments and hedging activities issued by the FASB, the fair value of hedge accounting adjustment at the time of the sale ($29.9 million) is amortized as reduction to interest expense over the remaining life of the 2.625% Debentures. Prior to the sale of the interest rate swaps, from June to October 2010 the Company earned a net interest amount of $5.0 million from these interest rate swaps, which were included in interest and other expense, net, on the condensed consolidated statements of income as a reduction to interest expense. In addition, the net change in fair values of $268 thousand, from the interest rate swaps (prior to the sale from June to October 2010) and the underlying 2.625% Debentures, was included as a reduction to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheet as follows:

(In thousands)	Jan. 1, 2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000
Unamortized discount of liability component	(99,741)
Hedge accounting adjustment — sale of interest rate swap	28,823

Net carrying value of the 2.625% Debentures	$529,082

Equity component — net carrying value	$105,620

The remaining unamortized debt discount, net of hedge accounting adjustment from sale of interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures. As of January 1, 2011, the remaining term of the 2.625% Debentures is 6.4 years.
Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months	Nine months
	Ended	Ended
(In thousands)	Jan. 1, 2011	Jan. 1, 2011
Contractual coupon interest	$3,938	$8,925
Amortization of debt issuance costs	362	845
Amortization of debt discount, net	2,763	6,976

Total interest expense related to the 2.625% Debentures	$7,063	$16,746

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of January 1, 2011, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.
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
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the 3.125% Debentures was adjusted to 33.1695 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an adjusted conversion price of $30.15 per share at the end of third quarter of fiscal 2011.
The Company received net proceeds of $980.0 million from issuance of the 3.125% Debentures, after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding as of January 1, 2011. The debt issuance costs, as adjusted for the authoritative guidance for the accounting of convertible debentures issued by the FASB, were recorded in current and non-current assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the 3.125% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The 3.125% Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the 3.125% Debentures.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	Jan. 1,	Apr. 3,
(In thousands)	2011	2010
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(331,015)	(334,123)
Unamortized discount of embedded derivative from date of issuance	(1,519)	(1,562)

Carrying value of liability component	357,101	353,950
Carrying value of embedded derivative component	1,014	848

Net carrying value of the 3.125% Debentures	$358,115	$354,798

Equity component — net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 3.125% Debentures using the effective interest rate of 7.20%. As of January 1, 2011, the remaining term of the 3.125% Debentures is 26.2 years. Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Contractual coupon interest	$5,388	$5,388	$16,163	$16,428
Amortization of debt issuance costs	56	56	168	168
Amortization of embedded derivative	14	14	43	43
Amortization of debt discount	1,055	982	3,108	2,893

Total interest expense related to the debentures	$6,513	$6,440	$19,482	$19,532

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
Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of January 1, 2011, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.
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
Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of January 1, 2011, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.
Note 11. Common Stock and Debentures Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through January 1, 2011, the Company had used the entire amount authorized under the 2008 Repurchase program and $93.2 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $406.8 million available for future purchases. Of the $800.0 million used under the 2008 Repurchase Program, $606.8 million was used to repurchase 23.5 million shares of the Company’s outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its 3.125% Debentures. See “Note 10. Convertible Debentures and Revolving Credit Facility” for additional information about the 3.125% Debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of January 1, 2011 and April 3, 2010.

During fiscal 2010, the Company repurchased 6.2 million shares of common stock in the open market for a total of $150.0 million under the 2008 Repurchase Program. During the first quarter of fiscal 2011, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under both the 2008 Repurchase Program and 2010 Repurchase Program. Under the agreement, Xilinx provided the financial institution with up-front payments totaling $433.3 million during the first quarter of fiscal 2011. The financial institution delivered to Xilinx a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under these arrangements, the Company received 16.3 million shares of common stock during the first quarter of fiscal 2011. During the second and third quarter of fiscal 2011, the Company repurchased 1.3 million and 106 thousand shares, respectively, of common stock in the open market for a total of $35.6 million under the 2010 Repurchase Program.
Note 12. Restructuring Charges
During the third quarter of fiscal 2011, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions, or less than 2% of the Company’s global workforce, from various geographies and functions worldwide (December 2010 restructuring). Certain positions were terminated during the third quarter of fiscal 2011 and other positions will be terminated during the fourth quarter of fiscal 2011. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2011.
The Company recorded total restructuring charges of $4.3 million in the third quarter of fiscal 2011, primarily related to severance pay expenses. The Company expects to incur additional restructuring charges of approximately $6.0 million over the remaining period of fiscal 2011.
The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2011:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of April 3, 2010	$1,953	$60	$2,013
Restructuring charges	3,987	290	4,277
Cash payments	(4,395)	(345)	(4,740)

Balance as of January 1, 2011	$1,545	$5	$1,550

The charges above, as well as the restructuring charges recorded in prior fiscal year (see below), have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of January 1, 2011 primarily relates to severance pay and benefits that are expected to be paid during the fourth quarter of fiscal 2011.
During the first quarter of fiscal 2010, the Company announced restructuring measures designed to drive structural operating efficiencies across the company. The Company completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced its global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. The Company recorded total restructuring charges of $5.5 million and $27.2 million in the third quarter and the first nine months of fiscal 2010, respectively, primarily related to severance costs and benefits expenses.
Note 13. Impairment Loss on Investments
The Company recorded impairment loss on investments of $3.0 million for the third quarter and the first nine months of fiscal 2010. This impairment loss was related to the write-down of the Company’s investments in non-marketable equity securities of private companies, resulted from the weak financial condition of certain investees.
Note 14. Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Interest income	$4,550	$4,453	$13,612	$14,043
Reversal of interest income	—	—	—	(8,656)
Interest expense	(13,341)	(6,440)	(31,121)	(19,532)
Other income, net	5,489	1,445	5,593	911

	$(3,302)	$(542)	$(11,916)	$(13,234)

Due to an earlier decision by the U.S. Court of Appeals for the Ninth Circuit (Appeals Court), during the first quarter of fiscal 2010 the Company recorded expense of $8.7 million in order to reverse the interest income it previously accrued related to an earlier prepayment it made to the Internal Revenue Service (IRS). See “Note 16. Income Taxes” for additional information.
Note 15. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
(In thousands)	2011	2010	2011	2010
Net income	$152,341	$106,908	$481,823	$208,952
Net change in unrealized loss on available-for-sale securities, net of tax	(344)	1,437	4,381	14,840
Reclassification adjustment for (gain) loss on available-for-sale securities, net of tax, included in net income	169	(104)	(2,280)	(97)
Net change in unrealized gain (loss) on hedging transactions, net of tax	(1,585)	(4,104)	5,903	1,906
Net change in cumulative translation adjustment	819	1,542	682	5,695

Comprehensive income	$151,400	$105,679	$490,509	$231,296

The components of accumulated other comprehensive income (loss) are as follows:

	Jan. 1,	Apr. 3,
(In thousands)	2011	2010
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$1,384	$(718)
Accumulated unrealized gain (loss) on hedging transactions, net of tax	4,349	(1,553)
Accumulated cumulative translation adjustment	1,732	1,050

Accumulated other comprehensive income (loss)	$7,465	$(1,221)

Note 16. Income Taxes
The Company recorded tax provisions of $27.9 million and $120.4 million for the third quarter and the first nine months of fiscal 2011, respectively, representing effective tax rates of 15% and 20%, respectively. The rate for the third quarter includes a benefit of $6.4 million for the retroactive extension of the federal research credit. The Company recorded tax provisions of $26.1 million and $50.8 million for the third quarter and the first nine months of fiscal 2010, respectively, representing effective tax rates of 20% for both periods.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to certain income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of January 1, 2011, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $7.9 million in the third quarter of fiscal 2011 to $87.2 million. The decrease was primarily attributable to U.S. taxes for stock based compensation that were included in the Company’s intercompany cost sharing arrangement. The Company’s tax returns filed during the quarter now reflect these amounts. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $63.0 million as of January 1, 2011.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the consolidated balance sheet as of January 1, 2011 was $1.1 million. Reductions of interest and penalties included in the Company’s provision for income taxes totaled $521 thousand and $1.2 million in the three and nine months ended January 1, 2011, respectively.
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2007. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2006. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

End of fiscal year:	(In thousands)
2011 (remaining three months)	$1,868
2012	5,335
2013	4,405
2014	2,992
2015	1,494
Thereafter	1,488

$17,582

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $11.4 million as of January 1, 2011. Rent expense, net of rental income, under all operating leases was $1.2 million and $3.6 million for the third quarter and the first nine months of fiscal 2011, respectively. Rent expense, net of rental income, under all operating leases was $1.1 million and $4.2 million for the third quarter and the first nine months of fiscal 2010, respectively. Rental income, which includes rents received from both owned and leased property, was not material for the third quarter and the first nine months of fiscal 2011 or 2010.
Other commitments as of January 1, 2011 totaled $145.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 1, 2011, the Company also had $19.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December, 2013.
The Company committed up to $5.0 million to acquire, in the future, licenses to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 18. Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2011 and the end of fiscal 2010, the accrual balances of the product warranty liability were immaterial.
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
On December 6, 2010, a patent infringement lawsuit was filed by Bala Delay Line, Inc. (Bala Delay) against the Company in the U.S. District Court for the Eastern District of Texas, Texarkana Division (Bala Delay Line, Inc V. Xilinx, Inc., Case No. 5:10-CV-211), and on January 31, 2011, Bala Delay filed another patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, Sherman Division (Bala Delay Line, Inc v. Xilinx, Inc. and Bonser-Philhower Sales, Inc., Case No. 4:11-CV-46). Both lawsuits pertain to the same single patent and in each case Bala Delay seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.
Other Matters
Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.
Note 20. Goodwill
As of January 1, 2011 and April 3, 2010, the balance of goodwill was $118.0 million. All other acquisition-related intangibles were fully amortized as of the end of the Company’s first quarter of fiscal 2010. Amortization expense for acquisition-related intangible assets for the first quarter of fiscal 2010 was $2.5 million, which was based on a straight-line basis.
Note 21. Subsequent Events
On January 18, 2011, the Company’s Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2011. The dividend is payable on March 2, 2011 to stockholders of record on February 9, 2011.

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
Valuation of Marketable and Non-marketable Securities
Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of January 1, 2011, we had marketable debt securities with a fair value of $2.00 billion and non-marketable equity securities in private companies of $19.1 million (adjusted cost).
We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of debt and equity securities in accordance with the latest guidance issued by the FASB. We did not record any other-than-temporary impairment for marketable debt or equity securities during the first nine months of fiscal 2011 and 2010.
Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We recorded $3.0 million of other-than-temporary impairment for non-marketable equity securities during the first nine months of fiscal 2010. We did not record any other-than-temporary impairment for non-marketable equity securities during the first nine months of fiscal 2011.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first nine months of fiscal 2011, approximately 65% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of January 1, 2011, we had $115.6 million of deferred revenue and $35.1 million of deferred cost of revenues recognized as a net $80.5 million of deferred income on shipments to distributors. As of April 3, 2010, we had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Revenue from sales to our direct customers is recognized upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant formal acceptance provisions with our direct customers.
Revenue from software licenses is deferred and recognized as revenue over the license term of one year. Revenue from support services is recognized when the service is performed. Revenue from Support Products, which includes software and services sales, was less than 5% of net revenues for all of the periods presented.
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
In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in the first nine months of fiscal 2011 and 2010 reduced stock-based compensation expense by $10.9 million and $12.2 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: Third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010
The third quarter and first nine months of fiscal 2011 were a 13-week quarter and 39-week period, respectively, ended on January 1, 2011 while the third quarter and the first nine months of fiscal 2010 were a 14-week and 40-week period, respectively, ended on January 2, 2010.
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Jan. 1,	Jan. 2,	Jan. 1,	Jan. 2,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.3	35.9	34.6	37.3

Gross margin	65.7	64.1	65.4	62.7

Operating expenses:
Research and development	17.4	19.8	16.3	21.1
Selling, general and administrative	15.2	16.6	14.5	18.2
Amortization of acquisition-related intangibles	—	—	—	0.2
Restructuring charges	0.7	1.1	0.2	2.1

Total operating expenses	33.3	37.5	31.0	41.6

Operating income	32.4	26.6	34.4	21.1
Impairment loss on investments	—	(0.6)	—	(0.2)
Interest and other expense, net	(0.6)	(0.1)	(0.6)	(1.0)

Income before income taxes	31.8	25.9	33.8	19.9
Provision for income taxes	4.9	5.1	6.8	3.9

Net income	26.9%	20.8%	27.0%	16.0%

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
Net revenues of $567.2 million in the third quarter of fiscal 2011 represented a 10% increase from the comparable prior year period of $513.3 million. Net revenues for the first nine months of fiscal 2011 were $1.78 billion, a 37% increase from the comparable prior year period of $1.30 billion. The year-over-year increases in net revenues were primarily driven by strong New Product growth. Total unit sales increased in the third quarter and the first nine months of fiscal 2011 compared with prior year periods. The average selling price per unit also increased during the same time periods.
No end customer accounted more than 10% of our net revenues for the third quarter and the first nine months of fiscal 2011 and 2010.

Net Revenues by Product
Net revenues by product categories for the third quarter and the first nine months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Nine months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
New Products	$245.5	$168.4	46%	$750.5	$390.3	92%
Mainstream Products	151.0	169.0	(11)%	499.2	441.6	13%
Base Products	143.0	151.4	(6)%	453.6	408.2	11%
Support Products	27.7	24.5	13%	78.3	64.4	22%

Total net revenues	$567.2	$513.3	10%	$1,781.6	$1,304.5	37%

Net revenues from New Products increased significantly in the third quarter and first nine months of fiscal 2011 from the comparable prior year periods as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families. We expect sales of New Products to continue to increase over time as more customer programs enter volume production with our 40/45-nm products.
Net revenues from Mainstream Products decreased in the third quarter of fiscal 2011 from the comparable prior year period. The decrease was primarily due to lower sales of our Spartan-3 and Virtex-4 product families. Net revenues from Mainstream Products increased in the first nine months of fiscal 2011 from the comparable prior year period. The increase was primarily due to higher sales of our Virtex-4 product family during the first and second quarter of fiscal 2011.
Net revenues from Base Products decreased in the third quarter of fiscal 2011 from the comparable prior year period. The decrease was due to lower sales for some of our oldest products. Net revenues from Base Products increased in the first nine months of fiscal 2011 from the comparable prior year period. The increase was due to last time buying activities for some of our oldest products, as well as higher sales in Virtex-II Pro during the second quarter of fiscal 2011.
Net revenues from Support Products increased in the third quarter and first nine months of fiscal 2011 from the comparable prior year periods. The increases were primarily due to higher sales in our PROM products.
Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the third quarter and the first nine months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Nine months Ended
	Jan. 1,	Jan. 2,	% Change	Jan. 1,	Jan. 2,	% Change
(% of total net revenues)	2011	2010	in Dollars	2011	2010	in Dollars
Communications	45%	46%	8%	47%	47%	36%
Industrial and Other	34	32	15%	32	31	40%
Consumer and Automotive	15	15	15%	15	15	38%
Data Processing	6	7	(6)%	6	7	20%

Total net revenues	100%	100%	10%	100%	100%	37%

Net revenues from Communications increased during the third quarter and the first nine months of fiscal 2011 from the comparable prior year periods. The increases were due to higher sales in both wireless and wired communication applications.
Net revenues from Industrial and Other increased during the third quarter and the first nine months of fiscal 2011 from the comparable prior year periods. The increases were primarily due to higher sales in industrial, scientific and medical and test and measurement applications.
Net revenues from Consumer and Automotive increased during the third quarter and the first nine months of fiscal 2011 from the comparable prior year periods. The increases were due to increased sales in audio, video and broadcast applications as well as automotive applications.
Net revenues from Data Processing decreased during the third quarter of fiscal 2011 from the comparable prior year period due to lower sales in computing and storage applications. Net revenues from Data Processing increased during the first nine months of fiscal 2011 from the comparable prior year period as higher sales in computing and storage applications during the first and second quarters of fiscal 2011 more than offset lower sales in these applications in the third quarter of fiscal 2011.

Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2011 and 2010 were as follows:

	Three Months Ended			Nine months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
North America	$173.0	$181.7	(5)%	$551.4	$456.5	21%
Asia Pacific	216.5	182.3	19%	638.7	465.4	37%
Europe	125.3	103.3	21%	440.4	265.9	66%
Japan	52.4	46.0	14%	151.1	116.7	30%

Total net revenues	$567.2	$513.3	10%	$1,781.6	$1,304.5	37%

Net revenues in North America decreased in the third quarter of fiscal 2011 from the comparable prior year period. The decrease was mainly due to lower sales in Communications end market, including both wired and wireless applications. Net revenues in North America grew during the first nine months of fiscal 2011 from the comparable prior year period. The increase was due to broad-based strength across all end market segments, with particular strength coming from the Industrial and Other end market segment.
Net revenues in Asia Pacific increased during the third quarter and the first nine months of fiscal 2011 from the comparable prior year periods. The increases were mainly due to higher sales in wired and wireless communications and industrial, scientific and medical applications.
The year over year increases during the third quarter and the first nine months of fiscal 2011 in Europe were driven by broad-based strength in each of the end market segments. Communications end market was particularly strong, mainly due to higher sales from wireless communications applications.
Net revenues in Japan increased during the third quarter and the first nine months of fiscal 2011 from the comparable prior year periods. The increases were due to higher sales in the Consumer and Industrial and Other end market segments.
Gross Margin

	Three Months Ended			Nine Months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Gross margin	$372.8	$329.0	13%	$1,165.7	$818.2	42%
Percentage of net revenues	65.7%	64.1%		65.4%	62.7%
The gross margin increases of 1.6 and 2.7 percentage points in the third quarter and the first nine months of fiscal 2011, respectively, from the comparable prior year periods were driven primarily by improvement in product costs and cost savings related to overall restructuring measures in fiscal 2010.
Gross margin may be affected in the future due to mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies. Additionally, we expect our inventory levels to remain higher than historical norms as we build incremental safety stock, which could impact our future gross margin in the event demand does not materialize.
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

Research and Development

	Three Months Ended			Nine Months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Research and development	$98.5	$101.9	(3)%	$289.5	$275.2	5%
Percentage of net revenues	17%	20%		16%	21%
R&D spending decreased $3.4 million during the third quarter of fiscal 2011 but increased $14.3 million during the first nine months of fiscal 2011 compared to the same periods last year. The decrease during the third quarter of fiscal 2011 was primarily due to lower mask and wafer spending during the quarter. The increase during the first nine months of fiscal 2011 was primarily attributable to higher variable spending, such as incentive compensation expenses, associated with higher revenue and operating margin.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$86.5	$85.0	2%	$257.8	$237.2	9%
Percentage of net revenues	15%	17%		15%	18%
SG&A expenses increased $1.5 million during the third quarter of fiscal 2011 and $20.6 million during the first nine months of fiscal 2011 compared to the same periods last year. The increases were primarily attributable to higher variable spending associated with higher revenue and operating margin, particularly sales commissions and incentive compensation expenses, more notably during the first half of fiscal 2011.
Amortization of Acquisition-Related Intangibles
Amortization expense was related to the intangible assets acquired from prior acquisitions, which had been fully amortized as of the end of the first quarter of fiscal 2010.
Stock-Based Compensation

	Three Months Ended			Nine months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Stock-based compensation included in:
Cost of revenues	$1.1	$1.3	(15%)	$3.7	$3.7	0%
Research and development	7.1	7.3	(2%)	21.7	18.1	19%
Selling, general and administrative	6.6	6.9	(6%)	19.9	18.3	9%
Restructuring charges	—	—	0%	—	0.9	(100)%

	$14.8	$15.5	(5%)	$45.3	$41.0	10%

The 5% decrease in stock-based compensation expense for the third quarter of fiscal 2011 was primarily due to a 13-week quarter versus a 14-week quarter in the same period of prior year. The 10% increase in stock-based compensation expense for the first nine months of fiscal 2011 was due mainly to increase option and award grants at higher weighted-average fair values during fiscal 2011. In addition, lower forfeitures in fiscal 2011 contributed to a higher net stock-based compensation expense than the same period of prior year.
Impairment Loss on Investments
We recorded an impairment loss on investments of $3.0 million for the third quarter of fiscal 2010, which also represented the total impairment loss for the first nine months of fiscal 2010, due to the weak financial condition of certain investees. No impairment charges were recorded during the nine months ended January 1, 2011.

Restructuring Charges
During the third quarter of fiscal 2011, we announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions, or less than 2% of our global workforce, from various geographies and functions worldwide. Certain positions were terminated during the third quarter of fiscal 2011 and other positions will be terminated during the fourth quarter of fiscal 2011. The reorganization plan is expected to be completed by the end of the fourth quarter of fiscal 2011.
We recorded total restructuring charges of $4.3 million in the third quarter of fiscal 2011, primarily related to severance pay expenses. We expect to incur additional restructuring charges of approximately $6.0 million over the remaining period of fiscal 2011.
We estimate that these measures will result in gross annual savings related to employee compensation of approximately $4.0 million before taxes. However, there can be no assurance that these expected savings will be completely realized in the future as they may be offset by increases in other expenses.
The following table summarizes the restructuring accrual activity for the first nine months of fiscal 2011:

	Employee	Facility-
	severance	related and
(In millions)	and benefits	other costs	Total
Balance as of April 3, 2010	$1.9	$0.1	$2.0
Restructuring charges	4.0	0.3	4.3
Cash payments	(4.4)	(0.3)	(4.7)

Balance as of January 1, 2011	$1.5	$0.1	$1.6

The charges above, as well as the restructuring charges recorded in prior fiscal year (see below), have been shown separately as restructuring charges on the condensed consolidated statements of income. The remaining accrual as of January 1, 2011 primarily relates to severance pay and benefits that are expected to be paid during the fourth quarter of fiscal 2011.
During the first quarter of fiscal 2010, we announced restructuring measures designed to drive structural operating efficiencies across the Company. We completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced our global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. We recorded total restructuring charges of $5.5 million and $27.2 million in the third quarter and the first nine months of fiscal 2010, respectively, primarily related to severance pay expenses. The remaining accrual as of January 1, 2011 was immaterial.
Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Interest and other expense, net	$(3.3)	$(0.5)	509%	$(11.9)	$(13.2)	(10)%
Percentage of net revenues	(1)%	(0)%		(1)%	(1)%
During the first quarter of fiscal 2010, we recorded expense of $8.7 million in order to reverse the interest income we accrued through March 28, 2009 related to an earlier prepayment we made to the IRS. Excluding the reversal of interest income, interest and other expense, net, increased $2.8 million and $7.4 million for the third quarter and the first nine months of fiscal 2011, respectively, compared to the same periods last year, primarily due to the impact of the interest expense and debt discount amortization related to the 2.625% Debentures issued in fiscal 2011.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	Jan. 1,	Jan. 2,		Jan. 1,	Jan. 2,
(In millions)	2011	2010	Change	2011	2010	Change
Provision for income taxes	$27.9	$26.1	7%	$120.4	$50.8	137%
Percentage of net revenues	5%	5%		7%	4%
Effective tax rate	15%	20%		20%	20%
The effective tax rates in all periods reflect the favorable impact of foreign income at statutory rates, which are less than the U.S. rate, and tax credits earned.
The decrease in the effective tax rate in the third quarter of fiscal 2011 as compared to the prior year period was primarily due to an increase in tax benefit from the extension of the federal research credit that is retroactive to January 1, 2010. The effective tax rate for the first nine months of fiscal 2011 was flat when compared to the prior year period. While the rate for the first nine months of fiscal 2011 included a benefit for the cumulative effect of the extension of the federal research credit, it was offset by an increase in taxes due to a change in the geographic mix of profit before tax.

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
To align with our strategic initiative to consolidate our distribution channel, we further strengthened our partnership with Avnet. Avnet now supports more of our customers and has committed more personnel and resources to our business. In return for these long-term commitments, beginning in our first quarter of fiscal 2011, we agreed to temporarily extend payment terms for Avnet. The extensions of payment terms are scheduled to be reduced each quarter and Avnet is expected to return to standard payment terms by the beginning of the fourth quarter of fiscal 2011. As a result, at the end of third quarter of fiscal 2011 our accounts receivable balance and days sales outstanding (DSO) increased when compared to our historical level, which negatively impacted our cash flows from operations. We expect our DSO to remain higher than historical levels in the short term, with our DSO specific to Avnet decreasing through April 2011. The negative impact on our cash flows from operations will also be reduced.
The combination of cash, cash equivalents and short-term and long-term investments as of January 1, 2011 and April 3, 2010 totaled $2.42 billion and $1.97 billion, respectively. As of January 1, 2011, we had cash, cash equivalents and short-term investments of $1.76 billion and working capital of $2.16 billion. As of April 3, 2010, cash, cash equivalents and short-term investments were $1.39 billion and working capital was $1.55 billion.
Operating Activities — During the first nine months of fiscal 2011, our operations generated net positive cash flow of $479.2 million, which was $28.8 million higher than the $450.4 million generated during the first nine months of fiscal 2010. The positive cash flow from operations generated during the first nine months of fiscal 2011 was primarily from net income as adjusted for noncash related items and decreases in deferred income taxes, and increase in accounts payable. These items were partially offset by an increase in inventories and accounts receivable, and decrease in accrued liabilities. Accounts receivable increased by $106.9 million at January 1, 2011 from the levels at April 3, 2010, primarily due to temporary increase in payment terms to Avnet as discussed above as well as increase in revenue in general. Consequently, DSO increased to 58 days at January 1, 2011 from 53 days at April 3, 2010. Our inventory levels were $111.9 million higher at January 1, 2011 compared to April 3, 2010. Combined inventory days at Xilinx and distribution increased to 126 days at January 1, 2011 from 89 days at April 3, 2010. Our combined inventory days could remain at this level for the next four to six quarters as we execute new supply strategies with our foundry partners. In anticipation of future demand, we are increasing safety stock levels on certain parts in light of tight capacity at our foundry partners, and we are building ahead a number of legacy parts due to the closure of a particular foundry line. This amount will begin to decline as our end-of-life process with customers begins to offset the builds.
For the first nine months of fiscal 2010, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, net increases in accounts payable, accrued liabilities, deferred taxes (net liabilities position) and deferred income on shipments to distributors, and decrease in other assets. These items were partially offset by a decrease in income taxes payable and increases in accounts receivable, inventories and prepaid expenses and other current assets.
Investing Activities — Net cash used in investing activities of $438.8 million during the first nine months of fiscal 2011 included net purchases of available-for-sale securities of $389.1 million, $48.3 million for purchases of property, plant and equipment and $1.4 million for other investing activities. Net cash used in investing activities of $345.4 million during the first nine months of fiscal 2010 included net purchases of available-for-sale securities of $324.9 million, $17.5 million for purchases of property, plant and equipment and $3.0 million for other investing activities.
Financing Activities — Net cash provided by financing activities was $29.2 million in the first nine months of fiscal 2011 and consisted of $587.6 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $69.9 million of proceeds from issuance of common stock under employee stock plans, $30.2 million of proceeds from sale of interest rate swaps and $2.7 million for the excess of the tax benefit from stock-based compensation, offset by $468.9 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $127.0 million for dividend payments to stockholders. For the comparable fiscal 2010 period, net cash used in financing activities was $133.5 million in the first nine months of fiscal 2010 and consisted of $121.6 million for dividend payments to stockholders, $25.0 million in repurchases of common stock and $15.9 million for the reduction of tax benefit from stock-based compensation and was partially offset by $29.0 million of proceeds from the issuance of common stock under employee stock plans.

Stockholders’ equity increased $53.1 million during the first nine months of fiscal 2011. The increase was attributable to $481.8 million in net income for the first nine months of fiscal 2011, $69.9 million of issuance of common stock under employee stock plans, $66.4 million of debt discount of liability component related to the issuance of the 2.625% Debentures, net of deferred tax liabilities, $46.9 million of proceeds from issuance of warrants, $45.3 million of stock-based compensation, $5.9 million of change in hedging transaction gain and $2.1 million of change in unrealized losses on available-for-sale securities, net of deferred tax liabilities. The increases were offset by $468.9 million of repurchase of common stocks, $127.0 million of payment of dividends to stockholders and $70.6 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures, net of deferred tax assets.
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
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2018. See “Note 17. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of January 1, 2011 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of January 1, 2011, we had $145.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 1, 2011, we also had $19.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2013.
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
As of January 1, 2011, $52.9 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority.
Off-Balance-Sheet Arrangements
As of January 1, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Liquidity and Capital Resources
Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in April 2007. We are not aware of any lack of access to the revolving credit facility. However, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.
During the first nine months of fiscal 2011, we used $468.9 million of cash to repurchase 17.8 million shares of our common stock. During the first nine months of fiscal 2010, we used $25.0 million of cash to repurchase 1.1 million shares of our common stock. During the first nine months of fiscal 2011, we paid $127.0 million in cash dividends to stockholders, representing $0.48 per common share. During the first nine months of fiscal 2010, we paid $121.6 million in cash dividends to stockholders, representing an aggregate amount of $0.44 per common share. On January 18, 2011, our Board of Directors declared a cash dividend of $0.16 per common share for the third quarter of fiscal 2011. The dividend is payable on March 2, 2011 to stockholders of record on February 9, 2011. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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
As of January 1, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $52.4 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 2% as of January 1, 2011. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.00 billion as of January 1, 2011. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at January 1, 2011 would have affected the fair value of our investment portfolio by less than $12.0 million.
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
We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of January 1, 2011 and April 3, 2010, we had the following outstanding forward currency exchange contracts (notional amount):

	Jan. 1,	Apr. 3,
(In thousands and U.S. dollars)	2011	2010
Euro	$40,827	$21,190
Singapore dollar	49,732	58,420
Japanese Yen	12,428	12,268
British Pound	8,174	4,889

	$111,161	$96,767

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2011 and February 2012. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was $4.3 million (net gain) and $1.5 million (net loss) as of January 1, 2011 and April 3, 2010, respectively.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at January 1, 2011 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $8.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 1, 2011 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2010, a patent infringement lawsuit was filed by Bala Delay Line, Inc. (Bala Delay) against the Company in the U.S. District Court for the Eastern District of Texas, Texarkana Division (Bala Delay Line, Inc V. Xilinx, Inc., Case No. 5:10-CV-211), and on January 31, 2011, Bala Delay filed another patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, Sherman Division (Bala Delay Line, Inc v. Xilinx, Inc. and Bonser-Philhower Sales, Inc., Case No. 4:11-CV-46). Both lawsuits pertain to the same single patent and in each case Bala Delay seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.
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
We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 as set forth below. The updated risk factors below include risks related to the change in our relationship with our key distribution partner, factors impacting our gross margins, our outstanding debentures and transactions related to our 2.625% Debentures, and risks related to acquisitions and strategic investments.
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
Nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), or in Japan, by Toshiba Corporation (Toshiba). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation (Seiko) and the wafers for some of our newer products are manufactured in South Korea, by Samsung Electronics Co., Ltd. and in Taiwan, by Taiwan Semiconductor Manufacturing Company Limited. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance and cost attributes. These attributes include an ability to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, unpredictable economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the first nine months of fiscal 2011 and fourth quarter of fiscal 2010, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past two years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved during the second half of fiscal 2010 and the first nine months of fiscal 2011, there is no guarantee that these improvements will continue in the future. Recent events have highlighted that the financial condition of sovereign nations, particularly in Europe, is of continuing concern. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Our programmable logic devices (PLDs) compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation, Lattice Semiconductor Corporation and Actel Corporation (acquired by Microsemi Corporation during the third quarter of fiscal 2011), from the application specific integrated circuit (ASIC) market, which has been ongoing since the inception of FPGAs, from the application specific standard product (ASSP) market, and from new companies that may enter the traditional programmable logic market segment. We believe that important competitive factors in the logic IC industry include:
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
Resale of product through Avnet accounted for 53% of the Company’s worldwide net revenues in the first nine months of fiscal 2011, and as of January 1, 2011, Avnet accounted for 97% of our total accounts receivable. To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet and recently, Avnet committed more personnel and resources to our business. In return for these long-term commitments, we have agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and DSO as of the end of our third quarter of fiscal 2011 compared to our historical level. We expect our DSO level to remain higher than historical levels in the short term, with our DSO levels specific to Avnet decreasing through the beginning of our fourth quarter of fiscal 2011, when we expect Avnet to return to standard payment terms. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
A number of factors, including our inventory strategy, can impact our gross margins.
A number of factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.
Our inventory levels are higher than historical norms due to our decision to build incremental safety stock and to build ahead of a planned closure of a particular foundry process line at one of our foundry partners. In the event demand does not materialize, we may be subject to incremental obsolescence costs.

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
As of January 1, 2011, we had 2.00 billion authorized common shares, of which 260.0 million shares were outstanding. In addition, 54.2 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.4 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate principal amount of our consolidated indebtedness as of January 1, 2011 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:
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
Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.
We recently acquired a technology company whose product is complementary to our own products, and in the past we have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:
•	our ongoing business may be disrupted and our management’s attention may be diverted by investment, acquisition, transition or integration activities;
•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;
•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;
•	we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support such products;
•	our strategic investments may not perform as expected; and
•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. generally accepted accounting principles.
The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through January 1, 2011, the Company had used the entire amount authorized under the 2008 Repurchase program and $93.2 million authorized under the 2010 Repurchase Program, leaving $406.8 million available for future purchases under the 2010 Repurchase Program.
The following table summarizes the Company’s repurchase of its common stock during the third quarter of fiscal 2011:

				Approximate
			Total Number of	Dollar Value of
(In thousands, except per share amounts)	Total Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Programs
October 3, 2010 to November 6, 2010	106	$24.93	106	$406,767
November 7, 2010 to December 4, 2010	—	$—	—	$406,767
December 5, 2010 to January 1, 2011	—	$—	—	$406,767

Total for the Quarter	106	$24.93	106
See “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for information regarding our stock repurchase plans.

ITEM 6.	EXHIBITS

	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	*	XBRL Instance Document
	101.SCH	*	XBRL Taxonomy Extension Schema Document
	101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.
Date: February 7, 2011	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)