Form 10-K
period 2011-04-02
XILINX INC
filed 2011-05-31
CIK 743988

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 2, 2011.

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on October 2, 2010 as reported on the NASDAQ Global Select Market was approximately $4,743,128,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 20, 2011, the registrant had 265,625,429 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 10, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended April 2, 2011

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

ITEM 1.	BUSINESS
Xilinx, Inc. (Xilinx, the Company or we) designs, develops and markets programmable platforms. These programmable platforms have several components:
•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including Extensible Processing Platforms (EPPs);
•	software design tools to program the PLDs;
•	targeted reference designs;
•	printed circuit boards; and
•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.
In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.
Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions and EPPs, which combine industry standard ARM® processor-based systems with programmable logic in a single device. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.
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
PLDs have key competitive advantages over competing ASICs and ASSPs, including:
•
Faster time-to-market and increased design flexibility. Both of these advantages are enabled by Xilinx desktop software which allows users to implement and revise their designs quickly. In contrast, ASICs and ASSPs require significant development time and offer limited, if any, flexibility to make design changes.

•
PLDs are standard components. This means that the same device can be sold to many different users for a myriad of applications. In sharp contrast, ASICs and ASSPs are customized for an individual user or a specific application.

PLDs are generally disadvantaged in terms of relative device size. ASICs and ASSPs tend to be smaller than PLDs, resulting in a lower unit cost. However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to PLD customers. This fixed cost of development is expected to significantly increase on next generation technology nodes. From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production; and PLDs have generally been more cost effective when used in low- to mid-volume production. However, we expect PLDs to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes, eroding their respective cost advantages.
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
• Printers
Strategy and Competition
Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for a short list of high volume commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements — cost, power, performance and density — in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP non-recurring engineering costs and increased economic and development risk.
With every new generation of FPGAs, our strategy is to increase the performance, densities and system-level functionality, while driving down cost and power consumption at each manufacturing process node. Secondly, our strategy is to provide simpler, smarter programmable platforms and design methodologies that free up engineers to focus on end product innovation and differentiation.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi), and from new companies that may enter the traditional programmable logic market segment. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs, and the ASSP market. Other competitors include manufacturers of:
•	high-density programmable logic products characterized by FPGA-type architectures;
•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
•	ASICs and ASSPs with incremental amounts of embedded programmable logic;
•	high-speed, low-density CPLDs;
•	high-performance digital signal processing (DSP) devices;
•	products with embedded processors;
•	products with embedded multi-gigabit transceivers; and
•	other new or emerging programmable logic products.
We believe that important competitive factors in the logic IC industry include:
•	product pricing;
•	time-to-market;
•	product performance, reliability, quality, power consumption and density;
•	field upgradability;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	availability and functionality of predefined IP;
•	inventory and supply chain management;
•	access to leading-edge process technology and assembly capacity; and
•	ability to provide timely customer service and support.
Silicon Product Overview
A brief overview of the silicon product offerings follows in the table below. These products, other than the 28-nanometer (nm) product families that we introduced in fiscal 2011, comprise the majority of our revenues. Additionally, some of our more mature product families have been excluded from the table, although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.
Product Families

PLDs	Date Introduced	Capacity	Process Technology
Virtex®-7	June 2010	286K to 2M Logic Cells	28-nm
Kintex™-7	June 2010	30K to 478K Logic Cells	28-nm
Artix™-7	June 2010	18K to 352K Logic Cells	28-nm
Zynq™-7000	March 2011	28K to 235K Logic Cells	28-nm
Virtex-6	February 2009	75K to 760K Logic Cells	40-nm
Spartan®-6	February 2009	4K to 150K Logic Cells	45-nm
Virtex-5	May 2006	20K to 330K Logic Cells	65-nm
Virtex-4	June 2004	12K to 200K Logic Cells	90-nm
Spartan-3A	December 2006	2K to 54K Logic Cells	90-nm
Spartan-3E	March 2005	2K to 33K Logic Cells	90-nm
Spartan-3	April 2003	2K to 75K Logic Cells	90-nm

See information under the caption “Results of Operations — Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our product families.
28-nm Product Families
The 7 series devices are fabricated on a high-K metal gate, high performance, low power 28-nm process technology. These devices are based on a unified architecture, which enables design and IP portability across all families and provides designers the ability to achieve the appropriate combination of I/O support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 7 series devices consist of the following three families:
•
Virtex-7 FPGAs are optimized for applications requiring the highest capacity, performance, DSP and serial connectivity. Target applications include 400G and 100G line cards, high-performance computing and test and measurement applications.

•
Kintex-7 FPGAs represent Xilinx’s first mid-range FPGA family. These devices maximize price-performance and performance per watt. Target applications include wireless LTE infrastructure, video display technology and medical imaging.

•
Artix-7 FPGAs offer the lowest power and system cost at higher performance than alternative high volume FPGAs. These devices are targeted to high volume applications such as handheld portable ultrasound devices, multi-function printers and software defined radio.

The Zynq-7000 family is first family of Xilinx EPPs. This new class of product combines an industry-standard ARM dual-core Cortex™-A9 MPCore™ processing system with Xilinx unified 28-nm architecture. There are four devices in the Zynq-7000 EPP family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are expected to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems.
40-nm and 45-nm Product Families
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
The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45-nm process technology. The Spartan-6 family is the PLD industry’s first 45-nm high-volume FPGA family, consisting of 11 devices in two product families:
•	Spartan-6 LX FPGAs — optimized for applications that require the lowest cost.
•	Spartan-6 LXT FPGAs — optimized for applications that require LX features plus 3.125G serial transceivers.

65-nm Product Families
The Virtex-5 FPGA family consists of 26 devices in five product families: Virtex-5 LX FPGAs for logic-intensive designs, Virtex-5 LXT FPGAs for high-performance logic with serial connectivity, Virtex-5 SXT FPGAs for high-performance DSP with serial connectivity, Virtex-5 FXT FPGAs for embedded processing with serial connectivity and Virtex-5 TXT FPGAs for high-bandwidth serial connectivity.
Other Product Families
Prior generation Virtex families include Virtex-4, Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family. Spartan family FPGAs include 90-nm Spartan-3 FPGAs, the Spartan-3E family and the Spartan-3A family. Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.
CPLDs operate on the lowest end of the programmable logic density spectrum. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect. CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. Prior generations of CPLDs include the CoolRunner and XC9500 product families.
EasyPath™ FPGAs
EasyPath FPGAs offer customers a fast, simple method of cost-reducing FPGA designs. EasyPath FPGAs use the same production masks and fabrication process as standard FPGAs and are tested to a specific customer application to improve yield and lower costs. As a result, EasyPath FPGAs provide customers with significant cost reduction when compared to the standard FPGA devices without the conversion risk, engineering effort, or the additional time required to move to an ASIC. The latest generation of EasyPath FPGAs and EasyPath-7 FPGAs provide lower total product cost of ownership for cost-reducing high performance FPGAs.
Design Platforms and Services
Programmable Platforms
We offer three types of programmable platforms that support our customers’ designs and reduce their development efforts:
The Base Platform is the delivery vehicle for all of our new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; Integrated Software Environment (ISE®) Design Suite design environment; integration support of optional third-party synthesis, simulation, and signal integrity tools; reference designs; development boards and IP.
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
The Xilinx ISE Design Suite features a complete tool chain for the three domain-specific categories: embedded, DSP and logic/connectivity. To further enhance productivity and help customers better manage the complexity of their designs, the ISE Design Suite enables designers to target area, performance, or power by simply selecting a design goal in the setup. In fiscal 2011 we acquired AutoESL Design technologies, Inc (AutoESL), a leading provider of high level C,C++ and System C synthesis technology to provide a more direct flow in retargeting DSPs and general purpose processors designs into our FPGAs. The Xilinx ISE Design Suite also interoperates with a wide range of third-party electronic design automation (EDA) software point-tools offerings.
Intellectual Property
Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers and PCIe® interface, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, as well as market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA® AXI-4 interconnect technology, IP_XACT and IEEE P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

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
Third-Party Alliances
Xilinx and certain third parties have developed and continue to offer a robust ecosystem of IP, boards, tools, services and support through the Xilinx alliance program. Xilinx also works with these third parties to promote our programmable platforms through third-party tools, IP, software, boards and design services.
Engineering Services
Xilinx engineering services provide customers with engineering resources to augment their design teams and to provide expert design-specific advice. Xilinx tailors its engineering services to the needs of its customers, ranging from hands-on training to full design creation and implementation.
Research and Development
Our research and development (R&D) activities are primarily directed toward the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex-7, Kintex-7, Artix-7, and Zynq 7000. Virtex-6 and Spartan-6 families. Additionally, we have made enhancements to our IP core offerings and introduced new versions of our ISE Design Suite. We extended our collaboration with our foundry suppliers in the development of 65-nm, 45-nm and 40-nm manufacturing technology and we were the first company in the PLD industry to ship 45-nm high-volume as well as 28-nm FPGA devices.
Our R&D challenge is to continue to develop new products that create cost-effective solutions for customers. In fiscal 2011, 2010 and 2009, our R&D expenses were $392.5 million, $369.5 million and $355.4 million, respectively. We believe technical leadership and innovation are essential to our future success and are committed to maintaining a significant level of R&D investment.
Sales and Distribution
We sell our products to OEMs and to electronic components distributors who resell these products to OEMs or contract manufacturers.
We use dedicated global sales and marketing organizations as well as independent sales representatives to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts with independent sales representatives often serving those customers in defined territories. Distributors create demand within the balance of our customer base. Distributors also provide vendor-managed inventory, value-added services and logistics for a wide range of our OEM customers.
Whether Xilinx, the independent sales representative, or the distributor identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the sellers of the products and as such they bear all legal and financial risks generally related to the sale of commercial goods, such as credit loss, inventory shrinkage, theft and foreign currency fluctuations, but excluding indemnity and warranty liability.
In accordance with our distribution agreements and industry practice, we have granted our authorized distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a subsequent change in list prices. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributors’ end customers.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. No end customer accounted for more than 10% of our net revenues in fiscal 2011, 2010 or 2009. As of April 2, 2011 and April 3, 2010, Avnet accounted for 79% and 83%, respectively, of our total accounts receivable. Resale of product through Avnet accounted for 51%, 49% and 55% of our worldwide net revenues in fiscal 2011, 2010 and 2009, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. For example, in the fourth quarter of fiscal 2010, we terminated our relationship with one of our North American-based distributors. See “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk and “Note 17. Segment Information” for information about our revenues from external customers and domestic and international operations.
Backlog
As of April 2, 2011, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $266.0 million, compared to $282.0 million as of April 3, 2010. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.
Wafer Fabrication
As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase wafers from multiple foundries including United Microelectronics Corporation (UMC), Taiwan Semiconductor Manufacturing Company Limited (TSMC), Toshiba Corporation (Toshiba), Seiko Epson Corporation (Seiko), Samsung Electronics Co., Ltd. (Samsung) and He Jian Technology (Suzhou) Co., Ltd. Currently, UMC manufactures the substantial majority of our wafers.
Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations with each wafer foundry.
Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of wafers manufactured with leading-edge process technologies.
Sort, Assembly and Test
Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by Xilinx personnel at our Singapore facility or by independent test subcontractors. We purchase most of our assembly and some of our test services from Siliconware Precision Industries Ltd. in Taiwan, Amkor Technology, Inc. in Korea and the Philippines and STATS ChipPAC Ltd. in Singapore.
Quality Certification
Xilinx has achieved quality management systems certification for ISO 9001:2000 for our facilities in San Jose, California; Dublin, Ireland; Longmont, Colorado; Singapore and Albuquerque, New Mexico. In addition, Xilinx achieved ISO 14001 and TL 9000 environmental and quality certifications in the San Jose, Dublin, Singapore and Albuquerque locations.
Patents and Licenses
While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 2, 2011, we held more than 2,500 issued United States (U.S.) patents, which vary in duration, and over 600 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

We have acquired various licenses from third parties to certain technologies that are implemented in IP or embedded in our PLDs, such as processors. Those licenses support our continuing ability to make and sell these PLDs to our customers. We also sublicense certain third-party proprietary software and open-source software, such as compilers, for our design tools. Continued use of those software components is important to the operation of the design tools upon which customers depend.
We maintain the Xilinx trade name as well as numerous trademarks, and registered trademarks including Xilinx, the Xilinx logo, Artix, Kintex, Virtex, Spartan, ISE, Zynq and associated logos. Maintaining these rights, and the goodwill associated with these trademarks and logos, is important to our business. We also have license rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.
We intend to continue to protect our IP (including, for example, patents, copyrights and trademarks) vigorously. We believe that failure to enforce our intellectual property rights or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. We incurred, and in the future we may continue to incur, litigation expenses to defend against claims of infringement and to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.
Employees
As of April 2, 2011, we had 3,099 employees compared to 2,948 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers of Xilinx as of June 1, 2011 is set forth below:

Name	Age	Position

Moshe N. Gavrielov	56	President and Chief Executive Officer (CEO)
Scott R. Hover-Smoot	56	Vice President, General Counsel and Secretary
Jon A. Olson	57	Senior Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	51	Senior Vice President, Programmable Platforms Development
Raja G. Petrakian	47	Senior Vice President, Worldwide Operations
Vincent F. Ratford	59	Senior Vice President, Worldwide Marketing and Business Development
Vincent L. Tong	49	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	56	Senior Vice President, Worldwide Sales
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
Scott R. Hover-Smoot joined the Company in October 2007 as Vice President, General Counsel and Secretary. From November 2001 to October 2007, Mr. Hover-Smoot served as Regional Counsel and Director of Legal Operations with TSMC, an independent semiconductor foundry. He served as Vice President and General Counsel of California Micro Devices Corporation, a provider of application-specific protection devices and display electronics devices from June 1994 to November 2001. Prior to joining California Micro Devices Corporation, Mr. Hover-Smoot spent over 20 years working in law firms including Berliner-Cohen, Flehr, Hohbach, Test, Albritton & Herbert and Lyon & Lyon.
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

Victor Peng joined the Company in April 2008 as Senior Vice President, Silicon Engineering Group and assumed his current position of Senior Vice President, Programmable Platforms Development in November 2008. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Before joining AMD, Mr. Peng served as Vice President of Silicon Engineering in the Graphics Products Group business unit at ATI Technologies, a graphics processor unit provider, from November 2005 until its acquisition by AMD. Before joining ATI Technologies, Mr. Peng served as Vice President of Engineering at TZero Technologies, a fabless semiconductor company, from September 2004 to April 2005. From November 2000 to September 2004, Mr. Peng served as Vice President of Engineering at MIPS Technologies, a semiconductor design IP company.
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
Vincent F. Ratford joined the Company in January 2006 as Senior Director of Marketing and Business Development. Mr. Ratford was promoted to Vice President and General Manager in October 2007. He was promoted to Senior Vice President, Solutions Development Group in April 2008 and assumed his current position of Senior Vice President, Worldwide Marketing in November 2008. Prior to joining the Company, he served as President and CEO of AccelChip, Inc., a provider of synthesis software tools for designing DSP systems, from July 2004 until its acquisition by Xilinx in January 2006. Prior to that, Mr. Ratford operated the consulting firm, DeepTech Consulting, from April 2002 to July 2004. Mr. Ratford worked at Virage Logic Corporation, a provider of semiconductor IP, as Vice President of Marketing and Business Development from July 2000 to April 2002 and as Vice President of Sales and Marketing from February 1998 to July 2000. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics’ System Design Division from May 1993 to October 1995.
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
Additional Information
We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Printed copies of these documents are also available to stockholders without charge, upon written request directed to Xilinx, Inc., Attn: Investor Relations, 2100 Logic Drive, San Jose, CA 95124. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues — Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to “Note 17. Segment Information” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”
This annual report includes trademarks and service marks of Xilinx and other companies that are unregistered and registered in the U.S. and other countries.

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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:
•	timely completion of new product designs;
•	ability to generate new design opportunities or design wins;
•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
•	ability to utilize advanced manufacturing process technologies on circuit geometries of 45-nm and smaller;
•	achieving acceptable yields;
•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;
•	ability to obtain advanced packaging;
•	availability of supporting software design tools;
•	utilization of predefined IP of logic;
•	customer acceptance of advanced features in our new products; and
•	market acceptance of our customers’ products.
Our product development efforts may not be successful, our new products may not achieve industry acceptance and we may not achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products, and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.
We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.
Nearly all of our wafers were manufactured either in Taiwan, by UMC, or in Japan, by Toshiba. In addition, the wafers for our older products are manufactured in Japan by Seiko and the wafers for some of our newer products are manufactured in South Korea, by Samsung and in Taiwan, by TSMC. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance and cost attributes. Therefore, the foundries must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, unpredictable economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved during the second half of fiscal 2010 and fiscal 2011, there is no guarantee that these improvements will continue in the future. Recent events have shown that the financial conditions of sovereign nations, particularly in Europe, are of continuing concern. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon “turns” (orders received and turned for shipment in the same quarter). These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.
If we are not able to successfully compete in our industry, our financial results and future prospects will be adversely affected.
Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi (which acquired Actel Corporation during the third quarter of fiscal 2011), and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:
•	product pricing;
•	time-to-market;
•	product performance, reliability, quality, power consumption and density;
•	field upgradeability;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	availability and functionality of predefined IP of logic;
•	inventory and supply chain management;
•	access to leading-edge process technology and assembly capacity; and
•	ability to provide timely customer service and support.
Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. In addition, we anticipate continued pricing pressure from our customers to reduce prices, which may outpace our ability to lower the cost for established products. However, we may not be successful in executing these strategies.

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
Recent events in Japan may adversely impact our business.
In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami and nuclear plant shutdown. These events caused significant damages in that region and have adversely affected Japan’s infrastructure and economy. While Japan is a resilient country, and we expect Japan to recover from this devastation, it is unknown when such recovery will occur.
Certain of our foundries and manufacturing plants in our supply chain are located in Japan and were negatively impacted by the natural disasters, particularly as a result of disruptions to the country’s power supply. For example, certain suppliers of wafers and substrates were temporarily forced to halt production. While we have secured alternate sources for these materials, there can be no assurance that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future as the impact of the natural disasters in Japan unfolds.
In addition, a number of our customers are located in Japan, which accounted for 8% of our revenue in fiscal 2011. As a result of the earthquake, we were temporarily unable to ship product to customers located in the areas impacted by the natural disaster. Other customers not located near the epicenter of the earthquake may also be affected by the consequences of these natural disasters. If adverse conditions persist, we may experience delay or cancellation of orders from such customers, which would adversely affect our revenue and results of operations.
In addition, a nuclear power plant in the region was damaged and released radiation into the atmosphere. The impact of this radiation is unknown at this time. If the consequences of the radiation are more severe than currently anticipated, our customers and suppliers may be affected. Any significant disruption of our suppliers’ and customers’ business in Japan could have an adverse impact on our business.
Increased costs of wafers and materials, or shortages in wafers and materials, could adversely impact our gross margins and lead to reduced revenues.
If greater demand for wafers is not offset by an increase in foundry capacity, or market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases and wafer shortages or shortages in materials at production and test facilities and our resulting potential inability to address customer product demands in a timely manner. For example, as a result of the March 2011 earthquake in Japan, certain suppliers were forced to temporarily halt production, resulting in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer prices or materials could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.

We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.
Resale of product through Avnet accounted for 51% of our worldwide net revenues in fiscal 2011, and as of April 2, 2011, Avnet accounted for 79% of our total accounts receivable. To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet and recently, Avnet committed more personnel and resources to our business. In return for these long-term commitments, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and days sales outstanding (DSO) as of the end of our second and third quarter of fiscal 2011 compared to our historical level. Our trade accounts receivable balance and DSO levels specific to Avnet decreased in the fourth quarter of fiscal 2011 when Avnet returned to standard payment terms. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
We are dependent on independent subcontractors for most of our assembly and test services, and unavailability or disruption of these services could negatively impact our financial condition and results of operations.
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
Our current inventory levels are higher than historical norms due to our decision to build incremental safety stock and to build ahead of a planned closure of a particular foundry process line at one of our foundry partners. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against our indemnitees or us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.
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
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. Furthermore, this type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations.

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
In preparing our financial statements in conformity with accounting principles generally accepted in the U.S., we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets including acquisition-related intangibles, goodwill, taxes and stock-based compensation. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.

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
An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent ITAR licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.
Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.
As of April 2, 2011, we had 2.00 billion authorized common shares, of which 264.6 million shares were outstanding. In addition, 49.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate principal amount of our consolidated indebtedness as of April 2, 2011 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:
•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the debentures and our other indebtedness;
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;
•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•	require us to use a portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to our less leveraged competitors;
•	increase our vulnerability to the impact of adverse economic and industry conditions; and
•	require us to repatriate off-shore cash to the U.S. at unfavorable tax rates.
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
The call options and warrant transactions related to our 2.625% Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) may affect the value of the debentures and our common stock.
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
Our outstanding debentures have conditional conversion features. In the event the conditional conversion features of the debentures are triggered, holders of such debentures will be entitled to convert the debentures at any time during specified periods at their option. If one or more holders elect to convert their debentures, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their debentures, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the debentures as a current rather than long-term liability, which would result in a material reduction of our net working capital. In addition, we could be required to increase the number of shares used in our per share calculations to reflect the potentially dilutive impact of the conversion.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.
We recently acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:
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
We own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as the primary location for our software efforts in the areas of R&D, manufacturing and quality control. In addition, we own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is partially leased to tenants under long-term lease agreements and partially used by us.
We own a 45,000 square foot facility in Albuquerque, New Mexico, which serves as the primary facility for the development efforts of our CoolRunner CPLD as well as IP.
We lease office facilities for our engineering design centers in Portland, Oregon; Grenoble, France; Edinburgh, Scotland; Hyderabad, India; Toronto, Canada; Beijing, China and Belfast, Northern Ireland. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Los Angeles, Nashua, Ottawa, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Beijing, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3.	LEGAL PROCEEDINGS
Patent Litigation
On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against us in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to us is estimable at this time.
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against us in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertains to a single patent and Intellitech seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to us is estimable at this time.
On February 15, 2011, we filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-0699). The lawsuit pertains to seven patents and a single trademark and we seek declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees.
On December 6, 2010, a patent infringement lawsuit was filed by Bala Delay Line, Inc. (Bala Delay) against us in the U.S. District Court for the Eastern District of Texas, Texarkana Division (Bala Delay Line, Inc V. Xilinx, Inc., Case No. 5:10-CV-211) (Bala Delay I), and on January 31, 2011, Bala Delay filed another patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, Sherman Division (Bala Delay Line, Inc v. Xilinx, Inc. and Bonser-Philhower Sales, Inc., Case No. 4:11-CV-46) (Balay Delay II). Both lawsuits pertained to the same single patent and in each case Bala Delay sought declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. We have successfully resolved both lawsuits. Bala Delay I was dismissed by the Court without prejudice on March 7, 2011 and Bala Delay II was dismissed by the Court without prejudice on March 18, 2011. In both cases, Bala Delay stipulated that it has no present intent to initiate litigation against any Xilinx product based on the patent, and subsequent litigation would be brought in the U.S. District Court for the Northern District of California. No settlement was reached and no payment was made by us to Bala Delay in connection with either dismissal.
On February 14, 2011, we filed a complaint for declaratory judgment against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Invention Investment Fund I LP, Invention Investment Fund II LLC, Intellectual Ventures LLC, Intellectual Ventures Management LLC, Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No. CV11-0671). The lawsuit pertains to sixteen patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.
On February 15, 2011, Intellectual Ventures added us as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which we are alleged to be infringing, and Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to us is estimable at this time.
We intend to continue to protect and defend our IP vigorously.
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
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 6, 2011, there were approximately 695 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by us to be over 89,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$27.73	$23.68	$21.85	$18.38
Second Quarter	29.28	24.14	23.83	19.15
Third Quarter	29.06	25.17	25.36	21.55
Fourth Quarter	35.11	29.42	27.32	23.28
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal	Fiscal
	2011	2010
First Quarter	$0.16	$0.14
Second Quarter	0.16	0.14
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
On March 10, 2011, our Board of Directors declared a cash dividend of $0.19 per common share for the first quarter of fiscal 2012. The dividend is payable on June 8, 2011 to stockholders of record on May 18, 2011.
Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of fiscal 2011. See “Note 15. Stockholders’ Equity” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.
In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through April 2, 2011, we had used $93.2 million authorized under the 2010 Repurchase Program, leaving $406.8 million available for future purchases under the 2010 Repurchase Program.

Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 31, 2006, the last trading day before our 2006 fiscal year, to April 1, 2011, the last trading day of our 2011 fiscal year. The graph and table assume that $100 was invested on April 1, 2005 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	3/31/06	3/30/07	3/28/08	3/27/09	4/1/10	4/1/11
Xilinx, Inc.	100.00	102.54	93.82	81.39	110.26	141.21
S&P 500 Index	100.00	111.83	105.55	67.20	99.14	114.37
S&P 500 Semiconductors Index	100.00	92.33	86.43	63.96	97.54	106.00

Note:	Stock price performance and indexed returns for our Common Stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended April 2, 2011
(In thousands, except per share amounts)

	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Net revenues	$2,369,445	$1,833,554	$1,825,184	$1,841,372	$1,842,739
Operating income	795,399	432,149	429,518	424,194	347,767
Income before income taxes	771,080	421,765	458,026	469,489	431,146
Provision for income taxes	129,205	64,281	96,307	100,174	80,474
Net income	641,875	357,484	361,719	369,315	350,672

Net income per common share:
Basic	$2.43	$1.30	$1.31	$1.25	$1.04
Diluted	$2.39	$1.29	$1.31	$1.24	$1.02
Shares used in per share calculations:
Basic	264,094	276,012	276,113	295,050	337,920
Diluted	268,061	276,953	276,854	298,636	343,636
Cash dividends declared per common share	$0.64	$0.60	$0.56	$0.48	$0.36

(1)	Fiscal 2011 consolidated statement of income data included restructuring charges of $10,346 and impairment loss on investments of $5,904.

(2)	Fiscal 2010 consolidated statement of income data included restructuring charges of $30,064 and impairment loss on investments of $3,805.

(3)
Fiscal 2009 consolidated statement of income data included restructuring charges of $22,023, a gain on early extinguishment of convertible debentures of $75,035, impairment loss on investments of $54,129 and a charge of $3,086 related to an impairment of a leased facility that we did not occupy.

(4)
Fiscal 2008 consolidated statement of income data included a loss on the sale of our remaining UMC investment of $4,731, an impairment loss on investments of $2,850 and a charge of $1,614 related to an impairment of a leased facility that we did not occupy.

(5)
Fiscal 2007 consolidated statement of income data included a charge of $5,934 related to an impairment of a leased facility that we did not occupy, a charge related to a litigation settlement of $2,500, stock-based compensation related to prior years of $2,209, an impairment loss on investments of $1,950 and a gain of $7,016 from the sale of a portion of our UMC investment.

Consolidated Balance Sheet Data
Five years ended April 2, 2011
(In thousands)

	2011	2010	2009	2008	2007
Working capital	$2,254,646	$1,549,905	$1,519,402	$1,479,530	$1,396,733
Total assets	4,140,850	3,184,318	2,811,901	3,099,218	3,143,855
Convertible debentures	890,980	354,798	352,110	504,461	499,318
Other long-term liabilities	467,113	351,889	277,965	284,892	266,302
Stockholders’ equity	2,414,617	2,120,470	1,948,760	1,969,197	2,074,846

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data.”
Cautionary Statement
The statements in this Management’s Discussion and Analysis that are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under “Risk Factors” and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project” and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Management’s Discussion and Analysis for any reason.
Nature of Operations
We design, develop and market programmable platforms, including advanced ICs in the form of PLDs, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and EPPs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.
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
Valuation of Marketable and Non-marketable Securities
Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of April 2, 2011, we had marketable debt securities with a fair value of $2.33 billion and non-marketable equity securities in private companies of $11.4 million (adjusted cost, which approximates fair value).
We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We recorded an other-than-temporary impairment for marketable debt securities and a marketable equity security in fiscal 2009. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2011 or 2010.

Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We recorded other-than-temporary impairments for non-marketable equity securities in fiscal 2011, 2010 and 2009 of $5.9 million, $3.8 million and $3.0 million, respectively.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2011, approximately 63% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of April 2, 2011, we had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. As of April 3, 2010, we had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
Long-lived assets such as acquisition-related intangible assets and property, plant and equipment, are considered non-financial assets, and are only measured at fair value when indicators of impairment exist. The accounting and disclosure guidance for fair value measurements established by the Financial Accounting Standards Board (FASB) became effective for these assets beginning in the first quarter of fiscal 2010. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.
Goodwill
As required by the authoritative guidance for goodwill established by the FASB, goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2011, there was no impairment of goodwill in fiscal 2011. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2012. To date, no impairment indicators have been identified.
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
We perform a two-step approach to recognize and measure uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 16. Income Taxes” to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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
In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in fiscal 2011, 2010 and 2009 reduced stock-based compensation expense by $14.1 million, $16.7 million and $15.8 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	34.6	36.6	36.7

Gross margin	65.4	63.4	63.3

Operating expenses:
Research and development	16.6	20.2	19.5
Selling, general and administrative	14.8	17.9	18.8
Amortization of acquisition-related intangibles	—	0.1	0.3
Restructuring charges	0.4	1.6	1.2
Total operating expenses	31.8	39.8	39.8

Operating income	33.6	23.6	23.5

Gain on early extinguishment of convertible debentures	—	—	4.1
Impairment loss on investments	(0.2)	(0.2)	(3.0)
Interest and other income (expense), net	(0.8)	(0.4)	0.5

Income before income taxes	32.6	23.0	25.1
Provision for income taxes	5.5	3.5	5.3

Net income	27.1%	19.5%	19.8%

Net Revenues

(In millions)	2011	Change	2010	Change	2009
Net revenues	$2,369.4	29%	$1,833.6	0%	$1,825.2
Net revenues in fiscal 2011 increased 29% to $2.37 billion, up from $1.83 billion in fiscal 2010. The significant year-over-year increase was driven by strong New Product growth and broad based strength across all of our end markets and geographies. Total unit sales increased in fiscal 2011 versus the comparable prior year period. The average selling price per unit also increased during the same time period. Net revenues in fiscal 2010 were essentially flat with fiscal 2009 as the first half of fiscal 2010 revenues was adversely impacted by economic conditions and was substantially lower than revenues in the prior year period, while the second half was substantially higher than revenues in the prior year period. New Product revenues increased considerably in fiscal 2010 from the comparable prior year period but were offset by declines in Mainstream, Base and Support Products. In fiscal 2010, total unit sales declined and the average selling price per unit increased versus the comparable prior year period. See “Net Revenues by Product” and “Net Revenues by End Markets” below for more information on our product and end-market categories.
No end customer accounted for more than 10% of net revenues for any of the periods presented.
Net Revenues by Product
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:
•	New Products include our most recent product offerings and include the Virtex®-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.
•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.
•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.
•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.
These product categories, except for Support Products, are modified on a periodic basis to better reflect the age of the products and advances in technology. The most recent modification was made on March 29, 2009, which was the beginning of our fiscal 2010. Amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the customers’ oldest systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.
Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2011	Total	Change	2010	Total	Change	2009	Total
New Products	$1,020.6	43	76	$580.0	32	78	$325.9	18
Mainstream Products	652.3	28	8	604.6	33	(9)	666.1	37
Base Products	589.4	25	5	559.1	30	(24)	735.2	40
Support Products	107.1	4	19	89.9	5	(8)	98.0	5

Total net revenues	$2,369.4	100	29	$1,833.6	100	0	$1,825.2	100

Net revenues from New Products increased significantly in fiscal 2011 as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families. We expect sales of New Products to continue to increase over time as more customer programs enter volume production with our 40/45-nm products. In fiscal 2010, Virtex-5 contributed to the majority of the revenue growth versus the comparable prior year period.
Net revenues from Mainstream Products increased in fiscal 2011 primarily due to increased sales of our Virtex-4 product family. Net revenues from Mainstream Products declined in fiscal 2010 due to lower demand associated with the weakened economic conditions during the first half of the fiscal year.

Net revenues from Base Products increased in fiscal 2011 from the comparable prior year period primarily due to last time buying activities for some of our oldest products. The decline in net revenues from Base Products in fiscal 2010, as compared to the prior year period, was due to lower sales from some of our oldest products and was expected since these products are mature and approaching the end of life.
Net revenues from Support Products increased in fiscal 2011 from the comparable prior year period primarily due to higher sales in our PROM products. Net revenues from Support Products decreased in fiscal 2010 from the comparable prior year period due to a decline in revenues from both our PROMs and software products.
Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive, and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the fiscal years indicated were as follows:

		% Change		% Change
(% of total net revenues)	2011	in Dollars	2010	in Dollars	2009
Communications	47%	29	47%	7	44%
Industrial and Other	32	34	31	(4)	32
Consumer and Automotive	15	29	15	(7)	16
Data Processing	6	13	7	(4)	8

Total net revenues	100%	29	100%	0	100%

In fiscal 2011, sales from each of our end markets increased double digits versus the comparable prior year period.
Net revenues from Communications, our largest end market, increased from the comparable prior year period due to higher sales from both wired and wireless communication applications. In fiscal 2010, higher sales from wireless communication applications drove the increase in net revenues versus the comparable prior year period.
Net revenues from the Industrial and Other end market increased in fiscal 2011 from the comparable prior year period primarily due to higher sales in industrial, scientific and medical as well as test and measurement applications. In fiscal 2010, the decrease in net revenues from the comparable prior year period was primarily driven by weaker sales in industrial, scientific and medical applications as well as test and measurement applications during the first half of the fiscal year.
Net revenues from the Consumer and Automotive end market increased in fiscal 2011 from the comparable prior year period primarily due to higher sales in audio, video and broadcast applications. Net revenues from the Consumer and Automotive end market decreased in fiscal 2010 from the comparable prior year period primarily due to decreased sales in audio, video and broadcast and consumer applications.
In fiscal 2011, net revenues from the Data Processing end market increased from the comparable prior year period due to higher sales from computing, data processing and storage applications. In fiscal 2010, net revenues from the Data Processing end market declined from the comparable prior year period due to a decrease in sales from computing and data processing applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2011	Total	Change	2010	Total	Change	2009	Total
North America	$710.4	30	13	$628.5	34	0	$627.7	34
Asia Pacific	843.9	36	30	649.1	35	8	603.0	33
Europe	615.3	26	56	395.1	22	(4)	411.6	23
Japan	199.8	8	24	160.9	9	(12)	182.9	10

Total net revenues	$2,369.4	100	29	$1,833.6	100	0	$1,825.2	100

In fiscal 2011, sales from each of our geographies increased double digits versus the comparable prior year period.

North America net revenues increased in fiscal 2011 from the comparable prior year period due to broad-based strength across all end markets, with particular strength coming from the Industrial and Other end market. Net revenues in North America were essentially flat in fiscal 2010 compared with the prior year period, as lower sales from the Consumer and Automotive end market offset strength in each of the other end markets including Communications, Industrial and Other and Data Processing.
Net revenues in Asia Pacific increased in fiscal 2011 from the comparable prior year period primarily due to higher sales in the Communications end market with increases in sales from both wired and wireless communications applications. The increase in fiscal 2010, as compared to the prior year period, was primarily driven by strength in the Communications end market, which experienced strong sales growth associated with the deployment of next generation wireless applications in China.
Net revenues in Europe increased in fiscal 2011 from the comparable prior year period driven by broad-based strength across all end market segments and all sub segments with particular strength coming from the Communications end market primarily due to higher sales from wireless communications applications. Net revenues in Europe decreased in fiscal 2010, as compared to the prior year period, due to weaker sales in most end market applications with the exception of wireless communication and automotive applications.
The fiscal 2011 increase in net revenues in Japan was primarily driven by higher sales in the Industrial and Other and Consumer end market segments. Net revenues in Japan decreased in fiscal 2010 due to broad-based weakness across all end market categories.
Gross Margin

(In millions)	2011	Change	2010	Change	2009
Gross margin	$1,549.9	33%	$1,161.8	1%	$1,156.0
Percentage of net revenues	65.4%		63.4%		63.3%
The increase in the gross margin percentage in fiscal 2011 from the comparable prior year period was driven primarily by a broad improvement in product costs and higher revenue. This improvement was partly offset by the growth of New Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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
Sales of inventory previously written off were not material during fiscal 2011, 2010 or 2009.
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
Research and Development

(In millions)	2011	Change	2010	Change	2009
Research and development	$392.5	6%	$369.5	4%	$355.4
Percentage of net revenues	17%		20%		19%
R&D spending increased $23.0 million or 6% during fiscal 2011 compared to the same period last year. The increase was mainly due to higher employee compensation related to variable spending, such as incentive compensation expenses associated with higher revenue and operating margin, and higher overall headcount.
R&D spending increased $14.1 million or 4% during fiscal 2010 compared to fiscal 2009. The increase was mainly due to increased mask and wafer spending in fiscal 2010 associated with the introduction of Virtex 6 and Spartan 6 product families.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2011	Change	2010	Change	2009
Selling, general and administrative	$350.6	7%	$327.6	(5)%	$343.8
Percentage of net revenues	15%		18%		19%
SG&A expenses increased $23.0 million or 7% during fiscal 2011 compared to the same period last year. The increase was primarily due to higher variable spending associated with higher revenue and operating margin, particularly sales commissions and incentive compensation expenses, and higher legal expenses related to litigations and acquisitions.
SG&A expenses decreased $16.2 million or 5% during fiscal 2010 compared to the same period last year. The decrease was primarily due to headcount reduction as a result of restructuring measures taken during fiscal 2010, partially offset by higher litigation related costs.
Amortization of Acquisition-Related Intangibles

(In millions)	2011	Change	2010	Change	2009
Amortization of acquisition-related intangibles	$1.0	(60)%	$2.5	(53)%	$5.3
Amortization expense in fiscal 2011 was related to the intangible assets acquired in the fourth quarter of fiscal 2011. See “Note 19. Business Combinations” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.” Amortization expense in fiscal 2010 and 2009 was related to the intangible assets from our prior acquisitions, which were fully amortized by the first quarter of fiscal 2010.
Restructuring Charges
During the third quarter of fiscal 2011, we announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions, or less than 2% of our global workforce, in various geographies and functions worldwide. The reorganization plan was completed by the end of the fourth quarter of fiscal 2011.
We recorded total restructuring charges of $10.3 million in fiscal 2011, primarily related to severance pay expenses.
We estimate that these measures will result in gross annual savings related to employee compensation of approximately $4.0 million before taxes. However, there can be no assurance that these expected savings will be completely realized in the future as they may be offset by increases in other expenses.
The following table summarizes the restructuring accrual activity for fiscal 2011:

	Employee	Facility-
	severance	related and
(In millions)	and benefits	other costs	Total
Balance as of April 3, 2010	$1.9	$0.1	$2.0
Restructuring charges	9.2	1.1	10.3
Cash payments	(5.8)	(0.3)	(6.1)
Non-cash settlements	—	(0.2)	(0.2)

Balance as of April 2, 2011	$5.3	$0.7	$6.0

The charges above, as well as the restructuring charges recorded in prior fiscal year (see below), have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of April 2, 2011 was primarily related to severance pay and benefits that are expected to be paid during the first quarter of fiscal 2012.
During the first quarter of fiscal 2010, we announced restructuring measures designed to drive structural operating efficiencies across the Company. We completed this restructuring plan at the end of the fourth quarter of fiscal 2010, and reduced our global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. We recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance pay expenses, which were paid in full as of April 2, 2011.

Stock-Based Compensation

(In millions)	2011	Change	2010	Change	2009
Stock-based compensation included in:
Cost of revenues	$4.8	(7)%	$5.2	(11)%	$5.8
Research and development	28.8	12%	25.8	3%	25.0
Selling, general and administrative	26.7	8%	24.6	7%	23.1
Restructuring charges	—	(100)%	0.9	68%	0.6

	$60.3	7%	$56.5	4%	$54.5

The $3.8 million increase in stock-based compensation expense for fiscal 2011 as compared to the same period last year was mainly due to higher weighted-average fair values of stock awards granted and lower forfeitures during the year. The $2.0 million increase in stock-based compensation expense for fiscal 2010 as compared to the same period last year was due to an increase in the number of shares granted, which was partly offset by declining weighted-average fair values of stock awards vesting and an increase in the number of shares cancelled due to the fiscal 2010 restructuring.
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
Impairment Loss on Investments

(In millions)	2011	Change	2010	Change	2009
Impairment loss on investments	$5.9	55%	$3.8	(93)%	$54.1
Percentage of net revenues	0%		0%		3%
We recorded an impairment loss on investments in non-marketable equity securities of $5.9 million and $3.8 million for fiscal 2011 and 2010, respectively, due to other-than-temporary decline in the estimated fair value of certain investees.
We recognized impairment losses on investments of $54.1 million during fiscal 2009, which consisted of $51.1 million related to marketable debt and equity securities and $3.0 million related to non-marketable equity securities. Of the $51.1 million impairment loss recognized during fiscal 2009, $38.0 million was related to senior class asset-backed securities where the issuer went into receivership and we concluded that it was not likely that we would recover the balance of our investment. This decline in fair value was deemed to be other than temporary and, therefore, we recognized an impairment loss of $38.0 million on these securities during fiscal 2009. We also recognized an additional impairment loss of $10.0 million on marketable debt securities, primarily due to the bankruptcy filing by one of the issuers of the marketable debt securities. Lastly, we recognized another $3.1 million of impairment loss in marketable equity securities investment during fiscal 2009 as a result of the continued decline in its market value, which led us to believe that the decline in the market value was other than temporary.
Interest and Other Income (Expense), Net

(In millions)	2011	Change	2010	Change	2009
Interest and other income (expense), net	$(18.4)	179%	$(6.6)	(187)%	$7.6
Percentage of net revenues	(1)%		(0)%		0%
The increase in interest and other expense, net in fiscal 2011 over the prior year was due primarily to the interest expense related to the 2.625% Debentures. Interest and other income (expense), net was a net expense of $6.6 million in fiscal 2010 compared to a net income of $7.6 million in fiscal 2009. Interest income in 2010 decreased over the prior year was due primarily to a decrease in interest rates earned on the investment portfolio. The average interest rate yield in fiscal 2010 on our investments decreased by over 2.5 percentage points as compared to fiscal 2009 period. See “Note 12. Interest and Other Income (Expense), Net” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Provision for Income Taxes

(In millions)	2011	Change	2010	Change	2009
Provision for income taxes	$129.2	101%	$64.3	(33)%	$96.3
Percentage of net revenues	6%		4%		5%
Effective tax rate	17%		15%		21%
The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The increase in the effective tax rate in fiscal 2011, when compared with fiscal 2010, was due to a shift in the geographic mix of earnings subject to U.S. tax and to a reduction in the benefit of U.S. tax credits in proportion to U.S. earnings. The fiscal 2011 increase was partially offset by an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. In addition, the fiscal 2011 increase was partially offset by the retroactive extension of the federal research credit.
The decrease in the effective tax rate in fiscal 2010, when compared with fiscal 2009, was due to an increase in the amount permanently reinvested outside the U.S. in fiscal 2010 for which no U.S. taxes have been provided, thereby reducing the rates for the period, compounded by an increase in the fiscal 2009 rate for the gain on early extinguishment of debentures taxable at U.S. tax rates. The fiscal 2009 increase however was offset by a benefit from the retroactive extension of the research credit.
The Internal Revenue Service (IRS) audited and issued proposed adjustments to our tax returns for fiscal 1996 through 2001. We filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. All issues have been settled with the IRS as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with us that no amount for stock options was to be included in the cost sharing agreement, and entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Ninth Circuit Court of Appeals (Appeals Court). On May 27, 2009, we received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision; this adverse ruling was later withdrawn on January 13, 2010 after oral arguments. On March 22, 2010, the Appeals Court affirmed the August 30, 2005 Tax Court decision in our favor. On June 21, 2010, the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. As a result, all issues concerning this matter are closed.
In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. We began negotiations with the IRS Appeals Division in the third quarter of fiscal 2010, and settled the remaining proposed adjustment in the fourth quarter of fiscal 2010 with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by us and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues. We received a small refund and, accordingly, all matters with the IRS relating to fiscal 2005 are resolved. See “Note 16. Income Taxes” and “Note 18. Litigation Settlements and Contingencies” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”
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
Fiscal 2011 Compared to Fiscal 2010
Cash, Cash Equivalents and Short-term and Long-term Investments
The combination of cash, cash equivalents and short-term and long-term investments as of April 2, 2011 and April 3, 2010 totaled $2.69 billion and $1.97 billion, respectively. As of April 2, 2011, we had cash, cash equivalents and short-term investments of $1.93 billion and working capital of $2.25 billion. Cash provided by operations of $724.2 million for fiscal 2011 was $169.9 million higher than the $554.3 million generated during fiscal 2010. Cash provided by operations during fiscal 2011 resulted primarily from net income as adjusted for non-cash related items and deferred income on shipment to distributors, which were partially offset by increases in inventories, accounts receivable and a decrease in income taxes payable.
Net cash used in investing activities was $625.4 million during fiscal 2011, as compared to net cash provided by investing activities of $336.7 million in fiscal 2010. Net cash used in investing activities during fiscal 2011 primarily consisted of $526.4 million of net purchases of available-for-sale securities, $65.0 million for purchases of property, plant and equipment (see further discussion below) and $33.7 million for acquisition of businesses.

Net cash provided by financing activities was $92.2 million in fiscal 2011, as compared to net cash used in financing activities of $252.1 million in fiscal 2010. Net cash provided by financing activities during fiscal 2011 consisted of $587.6 million of net proceeds from issuance of the 2.625% Debentures, $170.4 million of proceeds from issuance of common stock under employee stock plans, $46.9 million of proceeds from issuance of warrants, $30.2 million of proceeds from sale of interest rate swaps and $7.4 million for the excess of the tax benefit from stock-based compensation, offset by $468.9 million of repurchase of common stocks, $169.1 million for dividend payments to stockholders and $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures.
Accounts Receivable
Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased by 9% from $262.7 million at the end of fiscal 2010 to $286.5 million at the end of fiscal 2011. The increase in accounts receivable balance was primarily attributable to increase in net revenues in fiscal 2011 from the comparable prior year period. Due to higher accounts receivable collection, DSO decreased to 45 days as of April 2, 2011 from 53 days as of April 3, 2010.
Inventories
Inventories increased from $130.6 million as of April 3, 2010 to $264.7 million as of April 2, 2011. The combined inventory days at Xilinx and the distribution channel increased to 135 days as of April 2, 2011, compared to 89 days as of April 3, 2010. The increases were primarily due to build ahead of a number of legacy parts due to the closure of a particular foundry line and higher safety stock levels on certain parts in light of tight capacity at our foundry partners in anticipation of future demand.
We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand and address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.
Property, Plant and Equipment
During fiscal 2011, we invested $65.0 million in property, plant and equipment compared to $28.2 million in fiscal 2010. Primary investments in fiscal 2011 were for testers, handlers, equipment and software in order to support our new products development and infrastructures.
Current Liabilities
Current liabilities increased from $357.2 million at the end of fiscal 2010 to $368.1 million at the end of fiscal 2011. The increase was primarily due to the increase in deferred income on shipments to distributors and other accruals related to the growth in our overall business, partially offset by the decrease in income taxes payable because we were in prepaid position at the end of fiscal 2011.
Stockholders’ Equity
Stockholders’ equity increased $294.1 million during fiscal 2011, from $2.12 billion in fiscal 2010 to $2.41 billion in fiscal 2011. The increase in stockholders’ equity was attributable to total comprehensive income of $653.6 million (which included net income of $641.9 million) for fiscal 2011, issuance of common stock under employee stock plans of $170.4 million, the equity (conversion option) components of the 2.625% Debentures issued in June 2010 of $108.1 million, stock-based compensation related amounts totaling $65.5 million (including the related tax benefits associated with stock option exercises), and proceeds from issuance of warrants of $46.9 million. The increases were partially offset by the repurchase of common stock of $468.9 million, payment of dividends to stockholders of $169.1 million and purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures of $112.3 million.
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
Accounts Receivable
Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments increased by 21% from $216.4 million at the end of fiscal 2009 to $262.7 million at the end of fiscal 2010. DSO increased to 53 days as of April 3, 2010 from 43 days as of March 28, 2009. The increases were primarily attributable to an increase in net shipments at the end of the fourth quarter of fiscal 2010 compared to the end of the fourth quarter of fiscal 2009.
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
We used $468.9 million of cash to repurchase 17.8 million shares of our common stock in fiscal 2011 compared with $150.0 million used to repurchase 6.2 million shares in fiscal 2010. During fiscal 2011, we paid $169.1 million in cash dividends to stockholders, representing an aggregate amount of $0.64 per common share. During fiscal 2010, we paid $165.6 million in cash dividends to stockholders, representing an aggregate amount of $0.60 per common share. In addition, on March 10, 2011, our Board of Directors declared a cash dividend of $0.19 per common share for the first quarter of fiscal 2012. The dividend is payable on June 8, 2011 to stockholders of record on May 18, 2011. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

The global credit crisis has imposed exceptional levels of volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products and potential acquisitions of technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part I and below could affect our cash positions adversely. In addition, certain types of investments such as auction rate securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.
As of April 2, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $35.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 2% as of April 2, 2011. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.
During fiscal 2011, we redeemed $20.2 million of student loan auction rate securities for cash at par value. Additionally, during fiscal 2011, we sold $10.8 million notional value of student loan auction rate securities and realized a $580 thousand loss.
Contractual Obligations
The following table summarizes our significant contractual obligations as of April 2, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of April 2, 2011.

	Payments Due by Period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$16.5	$6.1	$7.8	$2.0	$0.6
Inventory and other purchase obligations (2)	141.3	141.3	—	—	—
Electronic design automation software licenses (3)	16.7	16.7	—	—	—
Intellectual property license rights obligations (4)	5.0	—	—	—	5.0
2.625% senior convertible debentures — principal and interest (5)	697.8	15.8	31.5	31.5	619.0
3.125% junior convertible debentures — principal and interest (5)	1,250.0	21.6	43.1	43.1	1,142.2

Total	$2,127.3	$201.5	$82.4	$76.6	$1,766.8

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $4.9 million for fiscal 2011. See “Note 10. Commitments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

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

(3)
As of April 2, 2011, we had $16.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2013.

(4)
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)
For purposes of this table we have assumed the principal of our debentures will be paid on maturity dates, which is June 15, 2017 for the 2.625% senior convertible debentures and March 15, 2037 for the 3.125% junior convertible debentures. See “Note 14. Convertible Debentures and Revolving Credit Facility” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our debentures.

As of April 2, 2011, $45.3 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements
As of April 2, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.33 billion as of April 2, 2011. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 2, 2011 and April 3, 2010 would have affected the fair value of our investment portfolio by less than $16.0 million and $10.0 million, respectively.
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
We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 2, 2011 and April 3, 2010, we had the following outstanding forward currency exchange contracts:

	April 2,	April 3,
(In thousands and U.S. dollars)	2011	2010
Euro	$38,787	$21,190
Singapore dollar	52,782	58,420
Japanese Yen	12,382	12,268
British Pound	8,853	4,889

	$112,804	$96,767

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2011 and May 2012. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of April 2, 2011 and April 3, 2010.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at April 2, 2011 and April 3, 2010 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $9.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 2, 2011 and April 3, 2010 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended Ended
	April 2,	April 3,	March 28,
(In thousands, except per share amounts)	2011	2010	2009
Net revenues	$2,369,445	$1,833,554	$1,825,184
Cost of revenues	819,558	671,803	669,151

Gross margin	1,549,887	1,161,751	1,156,033

Operating expenses:
Research and development	392,482	369,485	355,392
Selling, general and administrative	350,626	327,560	343,768
Amortization of acquisition-related intangibles	1,034	2,493	5,332
Restructuring charges	10,346	30,064	22,023

Total operating expenses	754,488	729,602	726,515

Operating income	795,399	432,149	429,518
Gain on early extinguishment of convertible debentures	—	—	75,035
Impairment loss on investments	(5,904)	(3,805)	(54,129)
Interest and other income (expense), net	(18,415)	(6,579)	7,602

Income before income taxes	771,080	421,765	458,026
Provision for income taxes	129,205	64,281	96,307

Net income	$641,875	$357,484	$361,719

Net income per common share:
Basic	$2.43	$1.30	$1.31

Diluted	$2.39	$1.29	$1.31

Shares used in per share calculations:
Basic	264,094	276,012	276,113

Diluted	268,061	276,953	276,854

See notes to consolidated financial statements.

XILINX, INC.
Consolidated Balance Sheets

	April 2,	April 3
(In thousands, except par value amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,222,359	$1,031,457
Short-term investments	704,054	355,148
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,579 and $3,628 in 2011 and 2010, respectively	286,464	262,735
Inventories	264,745	130,628
Deferred tax assets	88,064	101,126
Prepaid expenses and other current assets	57,100	25,972

Total current assets	2,622,786	1,907,066

Property, plant and equipment, at cost:
Land	94,260	94,260
Buildings	301,642	300,393
Machinery and equipment	305,842	271,955
Furniture and fixtures	46,197	48,297

	747,941	714,905
Accumulated depreciation and amortization	(367,371)	(349,027)

Net property, plant and equipment	380,570	365,878
Long-term investments	766,452	582,202
Goodwill	133,580	117,955
Acquisition-related intangibles, net	26,896	—
Other assets	210,566	211,217

Total Assets	$4,140,850	$3,184,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,252	$96,169
Accrued payroll and related liabilities	125,582	114,663
Income taxes payable	—	14,452
Deferred income on shipments to distributors	99,763	80,132
Other accrued liabilities	43,543	51,745

Total current liabilities	368,140	357,161

Convertible debentures	890,980	354,798

Deferred tax liabilities	403,990	294,149

Long term income taxes payable	45,306	56,248

Other long-term liabilities	17,817	1,492

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 264,602 and 273,487 shares issued and outstanding in 2011 and 2010, respectively	2,646	2,735
Additional paid-in capital	1,163,410	1,102,411
Retained earnings	1,238,044	1,016,545
Accumulated other comprehensive income (loss)	10,517	(1,221)

Total stockholders’ equity	2,414,617	2,120,470

Total Liabilities and Stockholders’ Equity	$4,140,850	$3,184,318

See notes to consolidated financial statements.

XILINX, INC.
Consolidated Statements of Cash Flows

	Years Ended
	April 2,	April 3,	March 28,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$641,875	$357,484	$361,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,361	50,180	55,632
Amortization	8,531	14,982	15,682
Stock-based compensation	60,258	56,481	54,509
Gain on early extinguishment of convertible debentures	—	—	(75,035)
Impairment loss on investments	5,904	3,805	54,129
Net gain on sale of available-for-sale securities	(3,821)	(351)	(2,706)
Amortization of debt discount on convertible debentures	13,921	3,892	4,789
Derivatives — revaluation and amortization	(113)	(1,204)	(97)
Provision for deferred income taxes	109,561	58,030	47,831
Tax benefit (expense) from exercise of stock options	4,861	(4,352)	4,244
(Excess) reduction of tax benefit from stock-based compensation	(7,406)	1,315	(4,779)
Changes in assets and liabilities:
Accounts receivable, net	(23,699)	(46,345)	32,757
Inventories	(133,724)	(10,779)	10,022
Deferred income taxes	—	—	(9,637)
Prepaid expenses and other current assets	(4,854)	(9,174)	10,309
Other assets	(841)	(15,341)	(17,426)
Accounts payable	2,833	47,967	(11,201)
Accrued liabilities (including restructuring activities)	(3,496)	50,103	(24,353)
Income taxes payable	(15,630)	(20,170)	(14,545)
Deferred income on shipments to distributors	19,631	17,768	(49,314)

Net cash provided by operating activities	724,152	554,291	442,530

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,578,393)	(1,669,148)	(945,069)
Proceeds from sale and maturity of available-for-sale securities	2,052,016	1,362,838	1,259,511
Purchases of property, plant and equipment	(64,979)	(28,152)	(39,109)
Other investing activities	(34,085)	(2,270)	(793)

Net cash provided by (used in) investing activities	(625,441)	(336,732)	274,540

Cash flows from financing activities:
Repurchases of convertible debentures	—	—	(193,182)
Repurchases of common stock	(468,943)	(149,997)	(275,000)
Proceeds from issuance of common stock through various stock plans	170,353	64,871	99,859
Payment of dividends to stockholders	(169,072)	(165,648)	(154,534)
Proceeds from issuance of convertible debts, net of issuance costs	587,644	—	—
Purchase of call options	(112,319)	—	—
Proceeds from issuance of warrants	46,908	—	—
Proceeds from sale of interest rate swaps	30,214	—	—
Excess (reduction of) tax benefit from stock-based compensation	7,406	(1,315)	4,779

Net cash provided by (used in) financing activities	92,191	(252,089)	(518,078)

Net increase (decrease) in cash and cash equivalents	190,902	(34,530)	198,992
Cash and cash equivalents at beginning of period	1,031,457	1,065,987	866,995

Cash and cash equivalents at end of period	$1,222,359	$1,031,457	$1,065,987

Supplemental disclosure of cash flow information:
Interest paid	$29,827	$21,551	$28,828
Income taxes paid, net of refunds	$30,561	$31,869	$75,375
See notes to consolidated financial statements.

XILINX, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
	Outstanding		Paid-in	Retained	Comprehensive	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of March 29, 2008	280,519	$2,805	$1,160,278	$800,310	$5,804	$1,969,197
Components of comprehensive income:
Net income	—	—	—	361,719	—	361,719
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $9,272	—	—	—	—	(14,888)	(14,888)
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(2,039)	(2,039)
Cumulative translation adjustment	—	—	—	—	(7,735)	(7,735)

Total comprehensive income						337,057

Issuance of common shares under employee stock plans	5,811	58	96,338	—	—	96,396
Repurchase and retirement of common stock	(10,823)	(108)	(156,635)	(118,257)	—	(275,000)
Early extinguishment of convertible debentures	—	—	(72,593)	—	—	(72,593)
Stock-based compensation expense	—	—	54,509	—	—	54,509
Stock-based compensation capitalized in inventory	—	—	(396)	—	—	(396)
Adjustment to accounting for uncertain tax position adoption entry	—	—	—	(10,120)	—	(10,120)
Cash dividends declared ($0.56 per common share)	—	—	—	(154,534)	—	(154,534)
Tax benefit from exercise of stock options	—	—	4,244	—	—	4,244

Balance as of March 28, 2009	275,507	2,755	1,085,745	879,118	(18,858)	1,948,760
Components of comprehensive income:
Net income	—	—	—	357,484	—	357,484
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $9,115	—	—	—	—	14,756	14,756
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(541)	(541)
Cumulative translation adjustment	—	—	—	—	3,422	3,422

Total comprehensive income						375,121

Issuance of common shares under employee stock plans	4,183	42	60,046	—	—	60,088
Repurchase and retirement of common stock	(6,203)	(62)	(95,526)	(54,409)	—	(149,997)
Stock-based compensation expense	—	—	56,481	—	—	56,481
Stock-based compensation capitalized in inventory	—	—	17	—	—	17
Cash dividends declared ($0.60 per common share)	—	—	—	(165,648)	—	(165,648)
Reduction of tax benefit from exercise of stock options	—	—	(4,352)	—	—	(4,352)

Balance as of April 3, 2010	273,487	2,735	1,102,411	1,016,545	(1,221)	2,120,470
Components of comprehensive income:
Net income	—	—	—	641,875	—	641,875
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $2,176	—	—	—	—	3,537	3,537
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	6,776	6,776
Cumulative translation adjustment	—	—	—	—	1,425	1,425

Total comprehensive income						653,613

Issuance of common shares under employee stock plans	8,870	89	170,264	—	—	170,353
Repurchase and retirement of common stock	(17,755)	(178)	(217,461)	(251,304)	—	(468,943)
Stock-based compensation expense	—	—	60,258	—	—	60,258
Stock-based compensation capitalized in inventory	—	—	394	—	—	394
Equity component of 2.625% Debentures, net	—	—	108,094	—	—	108,094
Purchase of call options	—	—	(112,319)	—	—	(112,319)
Issuance of warrants	—	—	46,908	—	—	46,908
Cash dividends declared ($0.64 per common share)	—	—	—	(169,072)	—	(169,072)
Tax benefit from exercise of stock options	—	—	4,861	—	—	4,861

Balance as of April 2, 2011	264,602	$2,646	$1,163,410	$1,238,044	$10,517	$2,414,617

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
The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 and 2009 were a 52-week year ended on April 2, 2011 and March 28, 2009, respectively. Fiscal 2010 was a 53-week year ended on April 3, 2010. Fiscal 2012 will be a 52-week year ending on March 31, 2012.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, long-lived assets including acquisition-related intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts customer returns and deferred tax assets, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, floating rate notes and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of April 2, 2011 and April 3, 2010, long-term investments also included approximately $35.0 million and $61.6 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.
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

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of April 2, 2011 or April 3, 2010. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. See “Note 3. Fair Value Measurements” for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other income (expense), net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.
In determining whether a decline in value of non-marketable equity investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.
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
Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	April 2,	April 3,
(In thousands)	2011	2010
Raw materials	$15,465	$13,257
Work-in-process	214,023	85,990
Finished goods	35,257	31,381

	$264,745	$130,628

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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $50.4 million, $50.2 million and $55.6 million for fiscal 2011, 2010 and 2009, respectively.
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

Goodwill
Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment. Based on the impairment review performed during the fourth quarter of fiscal 2011, there was no impairment of goodwill in fiscal 2011. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2012. To date, no impairment indicators have been identified.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2011, approximately 63% of the Company’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.
As of April 2, 2011, the Company had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. As of April 3, 2010, the Company had $110.4 million of deferred revenue and $30.3 million of deferred cost of revenues recognized as a net $80.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the award. Upon exercise, cancellation or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each award had a separate vesting period. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method.
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
Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2011 and 2010, the accrual balance of the product warranty liability was immaterial.
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
Concentrations of Credit Risk
Avnet, one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of April 2, 2011 and April 3, 2010, Avnet accounted for 79% and 83% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 51%, 49% and 55% of the Company’s worldwide net revenues in fiscal 2011, 2010 and 2009, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 94% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. As of April 2, 2011, 52% and 48% of its investments in debt securities were domestic and foreign issuers, respectively. See “Note 4. Financial Instruments” for detailed information about the Company’s investment portfolio.
As of April 2, 2011, less than 2% of the Company’s $2.60 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $3.8 million that were downgraded to an A rating during fiscal 2009. Nearly all of the underlying assets that secure these securities are pools of student loans originated under the FFELP, which are substantially guaranteed by the U.S. Department of Education. These securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets. In a failed auction, the interest rates are reset to a maximum rate defined by the contractual terms for each security. The Company has collected and expects to collect all interest payable on these securities when due. During fiscal 2011 and 2010, $20.2 million and $1.3 million, respectively, of these student loan auction rate securities were redeemed for cash by the issuers at par value. In addition, during fiscal 2011 the Company sold $10.8 million notional value of student loan auction rate securities and realized a $580 thousand loss. Because there can be no assurance of a successful auction in the future, the student loan auction rate securities are reclassified as long-term investments on the consolidated balance sheets. The maturity dates range from December 2027 to May 2046.
As of April 2, 2011, approximately 23% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.
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
Dependence on Independent Manufacturers and Subcontractors
The Company does not directly manufacture the finished silicon wafers used to manufacture its products. Xilinx receives a majority of its finished wafers from one independent wafer manufacturer located in Taiwan. The Company is also dependent on a limited number of subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services.
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
In April 2010, the FASB issued the authoritative guidance on milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is to be applied prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which for the Company is its fiscal 2012. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company does not expect this guidance to have significant impacts on its consolidated financial statements.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2010 and the Company did not adjust or override any fair value measurements as of April 2, 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of April 2, 2011 and April 3, 2010:

	April 2, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$275,596	$—	$—	$275,596
Bank certificates of deposit	—	89,984	—	89,984
Commercial paper	—	710,211	—	710,211
Corporate bonds	—	25,566	—	25,566
Auction rate securities	—	—	34,950	34,950
Municipal bonds	—	16,958	—	16,958
U.S. government and agency securities	52,343	153,540	—	205,883
Foreign government and agency securities	—	546,398	—	546,398
Floating rate notes	—	92,130	—	92,130
Mortgage-backed securities	—	605,667	—	605,667
Foreign currency forward contracts (net)	—	5,134	—	5,134

Total assets measured at fair value	$327,939	$2,245,588	$34,950	$2,608,477

Liabilities:
Convertible debentures — embedded derivative	—	—	945	945

Total liabilities measured at fair value	$—	$—	$945	$945

Net assets measured at fair value	$327,939	$2,245,588	$34,005	$2,607,532

	April 3, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Money market funds	$138,738	$—	$—	$138,738
Bank certificates of deposit	—	59,996	—	59,996
Commercial paper	—	437,790	—	437,790
Corporate bonds	—	538	—	538
Auction rate securities	—	—	61,644	61,644
Municipal bonds	—	9,703	—	9,703
U.S. government and agency securities	49,995	71,961	—	121,956
Foreign government and agency securities	—	488,845	—	488,845
Floating rate notes	—	112,430	—	112,430
Mortgage-backed securities	—	442,199	—	442,199

Total assets measured at fair value	$188,733	$1,623,462	$61,644	$1,873,839

Liabilities:
Foreign currency forward contracts (net)	$—	$1,477	$—	$1,477
Convertible debentures — embedded derivative	—	—	848	848

Total liabilities measured at fair value	$—	$1,477	$848	$2,325

Net assets measured at fair value	$188,733	$1,621,985	$60,796	$1,871,514

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended	Year Ended
	April 2,	April 3,
(In thousands)	2011	2010
Balance as of beginning of period	$60,796	$92,736
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	(676)	262
Included in other comprehensive income (loss)	4,255	8,048
Sales and settlements, net (1)	(30,370)	(40,250)

Balance as of end of period	$34,005	$60,796

(1)
During fiscal 2011 and 2010, the Company redeemed $20.2 million and $1.3 million of student loan auction rate securities, respectively, for cash at par value. During fiscal 2011, the Company sold $10.8 million notional value of student loan auction rate securities and realized a $580 thousand loss, and during fiscal 2010, the Company sold $20.0 million notional value of senior class asset-backed securities and realized a $1.0 million loss. Additionally, during fiscal 2010, $20.0 million notional value of senior class asset-backed securities matured at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period are summarized as follows:

	April 2,	April 3,	March 28,
(In thousands)	2011	2010	2009

Interest and other income (expense), net	$(97)	$1,262	$170
Impairment loss on investments	—	—	(38,006)
As of April 2, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $35.0 million of student loan auction rate securities. Auction failures and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Nearly all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of April 2, 2011 was $689.6 million. The fair value of the 3.125% Debentures as of April 2, 2011 was approximately $791.3 million, based on the last trading price of the 3.125% Debentures for the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative under authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The embedded derivative was separately accounted for as a discount on the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of April 2, 2011, the Company had non-marketable equity securities in private companies of $11.4 million (adjusted cost, which approximates fair value). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones, the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The Company recognized impairment losses on non-marketable equity investments of $5.9 million, $3.8 million and $3.0 million during fiscal 2011, 2010 and 2009, respectively, due to other-than-temporary decline in the estimated fair value of certain investees and other relevant considerations.

Note 4. Financial Instruments
The following is a summary of available-for-sale securities:

	April 2, 2011				April 3, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$275,596	$—	$—	$275,596	$138,738	$—	$—	$138,738
Bank certificates of deposit	89,984	—	—	89,984	59,996	—	—	59,996
Commercial paper	710,210	2	(1)	710,211	437,790	—	—	437,790
Corporate bonds	25,501	69	(4)	25,566	523	15	—	538
Auction rate securities	38,250	—	(3,300)	34,950	69,200	—	(7,556)	61,644
Municipal bonds	16,818	192	(52)	16,958	9,688	75	(60)	9,703
U.S. government and agency securities	206,052	38	(207)	205,883	121,991	5	(40)	121,956
Foreign government and agency securities	546,407	7	(16)	546,398	488,845	—	—	488,845
Floating rate notes	91,927	204	(1)	92,130	112,852	142	(564)	112,430
Mortgage-backed securities	598,046	8,984	(1,363)	605,667	435,375	8,643	(1,819)	442,199

	$2,598,791	$9,496	$(4,944)	$2,603,343	$1,874,998	$8,880	$(10,039)	$1,873,839

Included in:
Cash and cash equivalents				$1,132,837				$936,489
Short-term investments				704,054				355,148
Long-term investments				766,452				582,202

				$2,603,343				$1,873,839

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of April 2, 2011 and April 3, 2010:

	April 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Commerical paper	$44,982	$(1)	$—	$—	$44,982	$(1)
Corporate bonds	6,129	(4)	—	—	6,129	(4)
Auction rate securities	—	—	34,950	(3,300)	34,950	(3,300)
Municipal bonds	4,992	(42)	936	(10)	5,928	(52)
U.S. government and agency securities	108,464	(207)	—	—	108,464	(207)
Foreign government and agency securities	67,061	(16)	—	—	67,061	(16)
Floating rate notes	25,020	(1)	—	—	25,020	(1)
Mortgage-backed securities	178,844	(1,356)	1,094	(7)	179,938	(1,363)

	$435,492	$(1,627)	$36,980	$(3,317)	$472,472	$(4,944)

	April 3, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$61,644	$(7,556)	$61,644	$(7,556)
Municipal bonds	623	(1)	1,727	(59)	2,350	(60)
U.S. government and agency securities	109,451	(40)	—	—	109,451	(40)
Floating rate notes	—	—	67,145	(564)	67,145	(564)
Mortgage-backed securities	191,255	(1,819)	—	—	191,255	(1,819)

	$301,329	$(1,860)	$130,516	$(8,179)	$431,845	$(10,039)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past three years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of April 2, 2011 and April 3, 2010 were temporary in nature, as evidenced by the reduction in the total gross unrealized losses in recent periods. The aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of April 2, 2011 and April 3, 2010. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, floating rate notes and mortgage-backed securities) as of April 2, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,561,254	$1,561,294
Due after one year through five years	117,792	117,950
Due after five years through ten years	199,657	202,353
Due after ten years	444,492	446,150

	$2,323,195	$2,327,747

Certain information related to available-for-sale securities is as follows:

(In thousands)	2011	2010	2009
Gross realized gains on sale of available-for-sale securities	$5,169	$2,947	$4,544
Gross realized losses on sale of available-for-sale securities	(1,348)	(2,596)	(1,838)

Net realized gains on sale of available-for-sale securities	$3,821	$351	$2,706

Amortization of premiums (discounts) on available-for-sale securities	$7,650	$(4,797)	$(7,197)

Note 5. Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk. As a result of the use of derivative financial instruments, the Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations. The Company manages counterparty credit risk in derivative contracts by reviewing counterparty creditworthiness on a regular basis, establishing collateral requirement and limiting exposure to any single counterparty. The right of set-off that exists with certain transactions enables the Company to net amounts due to and from the counterparty, reducing the maximum loss from credit risk in the event of counterparty default.

As of April 2, 2011 and April 3, 2010, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

	April 2,	April 3,
(In thousands and U.S. dollars)	2011	2010
Euro	$38,787	$21,190
Singapore dollar	52,782	58,420
Japanese Yen	12,382	12,268
British Pound	8,853	4,889

	$112,804	$96,767

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a five-quarter forward outlook for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2011 and May 2012. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next 13 months.
As of April 2, 2011, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative at inception of the debentures was $2.5 million and it changed to $945 thousand and $848 thousand as of April 2, 2011 and April 3, 2010, respectively. The changes in the fair value of the embedded derivative of $97 thousand (expense) and $1.3 million (income) during fiscal 2011 and 2010, respectively, were recorded to interest and other income (expense), net on the Company’s consolidated statement of income.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments designated as hedging instruments as of April 2, 2011 and April 3, 2010, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

April 2, 2011	Prepaid expenses and other current assets	$5,205	Other accrued liabilities	$71

April 3, 2010	Prepaid expenses and other current assets	$700	Other accrued liabilities	$2,177

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2011 and 2010:

	Amount of Gain		Amount of Gain
(In thousands)	(Loss) Recognized		Reclassified from
Derivatives in Cash	in OCI on	Statement of	Accumulated OCI		Amount of Gain
Flow Hedging	Derivative	Income	into Income	Statement of	Recorded
Relationships	(Effective portion)	Location	(Effective portion)	Income Location	(Ineffective portion)

Fiscal 2011

Foreign exchange contracts	$6,776	Interest and other income (expense), net	$3,705	Interest and other income (expense), net	$7

Fiscal 2010

Foreign exchange contracts	$(541)	Interest and other income (expense), net	$4,404	Interest and other income (expense), net	$1
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

(In thousands)	2011	2010	2009
Stock-based compensation included in:
Cost of revenues	$4,825	$5,180	$5,791
Research and development	28,780	25,766	25,075
Selling, general and administrative	26,653	24,590	23,079
Restructuring charges	—	945	564

Stock-based compensation effect on income before taxes	60,258	56,481	54,509
Income tax effect	(18,561)	(17,105)	(13,323)

Net stock-based compensation effect on net income	$41,697	$39,376	$41,186

In accordance with the authoritative guidance on accounting for share-based payments, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The actual forfeiture true up and estimate adjustments in fiscal 2011, 2010 and 2009 were $14.1 million, $16.7 million and $15.8 million, respectively.
As of April 2, 2011 and April 3, 2010, the ending inventory balances included $1.5 million and $1.1 million of capitalized stock-based compensation, respectively. The net stock-based compensation capitalized to or released from inventory during fiscal 2011 and 2010 were immaterial. During fiscal 2011, 2010 and 2009, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $25.6 million, $9.3 million and $11.4 million.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The per-share weighted-average fair values of stock options granted during fiscal 2011, 2010 and 2009 were $6.80, $5.68 and $7.28, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2011, 2010 and 2009 were $8.25, $6.29 and $6.45, respectively. The fair values of stock options and stock purchase plan rights granted in fiscal 2011, 2010 and 2009 were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Expected life of options (years)	5.1	5.2	5.4	1.3	1.3	1.3
Expected stock price volatility	0.35	0.35	0.36	0.31	0.33	0.42
Risk-free interest rate	1.8%	2.5%	3.1%	0.3%	0.6%	1.4%
Dividend yield	2.5%	2.7%	2.3%	2.3%	2.5%	2.8%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during fiscal 2011, 2010 and 2009 were $25.14, $20.38 and $21.89, respectively. The weighted-average fair values of RSUs granted in fiscal 2011, 2010 and 2009 were calculated based on estimates at the date of grant as follows:

	2011	2010	2009
Risk-free interest rate	1.0%	1.6%	2.6%
Dividend yield	2.5%	2.7%	2.5%
Options outstanding that have vested and are expected to vest in future periods as of April 2, 2011 are as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Exercise Price	Contractual Term	Aggregate
(Shares and intrinsic value in thousands)	of Shares	Per Share	(Years)	Intrinsic Value (1)
Vested (i.e., exercisable)	20,837	$30.08	3.2	$98,056
Expected to vest	3,916	$24.20	5.6	31,237

Total vested and expected to vest	24,753	$29.15	3.5	$129,293

Total outstanding	24,969	$29.11	3.6	$131,022

(1)	These amounts represent the difference between the exercise price and $32.15, the closing price per share of Xilinx’s stock on April 1, 2011, for all in-the-money options outstanding.
Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $16.5 million completed vesting during fiscal 2011. As of April 2, 2011, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan was $26.7 million and $16.4 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.6 years and 1.2 years, respectively.
Employee Stock Option Plans
Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 44.5 million shares as of April 2, 2011, including 7.4 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.
A summary of shares available for grant under the 2007 Equity Plan is as follows:

Shares
Available for
(Shares in thousands)	Grant
March 29, 2008	9,630
Additional shares reserved	4,000
Stock options granted	(1,895)
Stock options cancelled	627
RSUs granted	(1,634)
RSUs cancelled	324

March 28, 2009	11,052
Additional shares reserved	5,000
Stock options granted	(2,461)
Stock options cancelled	314
RSUs granted	(1,885)
RSUs cancelled	302

April 3, 2010	12,322
Additional shares reserved	4,500
Stock options granted	(2,345)
Stock options cancelled	365
RSUs granted	(2,043)
RSUs cancelled	365

April 2, 2011	13,164

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
March 29, 2008	49,289	$32.34
Granted	1,895	$24.32
Exercised	(3,234)	$20.08
Forfeited/cancelled/expired	(6,929)	$34.93

March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69

April 2, 2011	24,969	$29.11

The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan and all available but unissued shares under these prior plans were cancelled as of April 1, 2007. The 2007 Equity Plan is now Xilinx’s only plan for providing stock-based awards to eligible employees and non-employee directors. The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards changes depending upon the grade level of the employees. Employees at the lower grade levels typically receive mostly RSUs and may also receive stock options, whereas employees at the higher grade levels, including the Company’s executive officers, typically receive mostly stock options and may also receive RSUs.
The total pre-tax intrinsic value of options exercised during fiscal 2011 and 2010 was $28.3 million and $3.0 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.
The following information relates to options outstanding and exercisable under the Option Plans as of April 2, 2011:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
(Shares in thousands)		Remaining	Exercise		Exercise
Range of	Options	Contractual	Price Per	Options	Price Per
Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share
$15.95 – $19.98	403	3.5	$18.24	303	$18.40
$20.14 – $29.95	15,959	4.5	$24.33	12,216	$24.50
$30.04 – $39.05	4,016	1.7	$35.21	3,727	$35.50
$40.11 – $48.44	4,523	2.2	$41.12	4,523	$41.12
$54.00 – $54.00	68	0.1	$54.00	68	$54.00

$15.95 – $54.00	24,969	3.6	$29.11	20,837	$30.08

As of April 3, 2010, 26.6 million options were exercisable at an average price of $31.84.

Restricted Stock Unit Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining	Aggregate
	Number of	Fair Value	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Per Share	Term (Years)	Value (1)
March 29, 2008	2,169	$24.39
Granted	1,634	$21.89
Vested (2)	(509)	$24.46
Cancelled	(324)	$24.25

March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested (2)	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested (2)	(1,192)	$22.23
Cancelled	(288)	$21.99

April 2, 2011	4,215	$23.19	2.6	$136,519

Expected to vest as of April 2, 2011	3,815	$23.19	2.6	$122,657

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on April 1, 2011 of $32.15, multiplied by the number of RSUs outstanding or expected to vest as of April 2, 2011.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.
RSUs with a fair value of $26.5 million were vested during fiscal 2011. As of April 2, 2011, total unrecognized stock-based compensation costs related to non-vested RSUs was $74.3 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.7 years.
Employee Qualified Stock Purchase Plan
Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 76% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 2.3 million shares for $33.3 million in fiscal 2011, 2.0 million shares for $28.0 million in fiscal 2010 and 2.2 million shares for $34.5 million in fiscal 2009. As of April 2, 2011, 7.4 million shares were available for future issuance out of the 44.5 million shares authorized.
Note 7. Balance Sheet Information
The following tables disclose those long-term other assets and current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

	April 2,	April 3,
(In thousands)	2011	2010
Other assets:
Deferred tax assets	$57,341	$63,691
Affordable housing credit investments	33,867	17,447
Deferred compensation plan	37,593	32,046
Investments in intellectual property and licenses	16,075	18,130
Investments in non-marketable equity securities	11,425	17,679
Income tax refunds receivable	—	34,542
Long-term prepaid tax	23,589	—
Other	30,676	27,682

	$210,566	$211,217

Accrued payroll and related liabilities:
Accrued compensation	$76,352	$71,505
Deferred compensation plan liability	43,153	37,031
Other	6,077	6,127

	$125,582	$114,663

No individual amounts within other accrued liabilities exceed 5% of total current liabilities as of April 2, 2011 or April 3, 2010.
Note 8. Restructuring Charges
During the third quarter of fiscal 2011, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions, or less than 2% of the Company’s global workforce, in various geographies and functions worldwide. The reorganization plan was completed by the end of the fourth quarter of fiscal 2011.
The Company recorded total restructuring charges of $10.3 million in fiscal 2011, primarily related to severance pay expenses.
The following table summarizes the restructuring accrual activity for fiscal 2011:

	Employee	Facility-
	severance	related and
(In thousands)	and benefits	other costs	Total
Balance as of April 3, 2010	$1,953	$60	$2,013
Restructuring charges	9,229	1,117	10,346
Cash payments	(5,888)	(309)	(6,197)
Non-cash settlements	—	(185)	(185)

Balance as of April 2, 2011	$5,294	$683	$5,977

The charges above, as well as the restructuring charges recorded in prior fiscal year (see below), have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of April 2, 2011 was primarily related to severance pay and benefits that are expected to be paid during the first quarter of fiscal 2012.
During the first quarter of fiscal 2010, the Company announced restructuring measures designed to drive structural operating efficiencies across the Company. The Company completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced the Company’s global workforce by approximately 200 net positions, or about 6%. These employee terminations impacted various geographies and functions worldwide. The Company recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance pay expenses, which were paid in full as of April 2, 2011.
Note 9. Impairment Loss on Investments
The Company recorded an impairment loss on investments in non-marketable equity securities of $5.9 million and $3.8 million for fiscal 2011 and 2010, respectively, due to other-than-temporary decline in the estimated fair value of certain investees and other relevant considerations.
The Company recognized impairment losses on investments of $54.1 million during fiscal 2009, which consisted of $51.1 million related to marketable debt and equity securities and $3.0 million related to non-marketable equity securities. Of the $51.1 million impairment loss recognized during fiscal 2009, $38.0 million was related to senior class asset-backed securities where the issuer went into receivership and the Company concluded that it was not likely that the Company would recover the balance of our investment. This decline in fair value was deemed to be other than temporary and, therefore, the Company recognized an impairment loss of $38.0 million on these securities during fiscal 2009. The Company also recognized an additional impairment loss of $10.0 million on marketable debt securities, primarily due to the bankruptcy filing by one of the issuers of the marketable debt securities. Lastly, the Company recognized another $3.1 million of impairment loss in marketable equity securities investment during fiscal 2009 as a result of the continued decline in its market value, which led the Company to believe that the decline in the market value was other than temporary.

Note 10. Commitments
Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through January 2018. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	(In thousands)

2012	$6,117
2013	4,792
2014	3,017
2015	1,445
2016	537
Thereafter	627

$16,535

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $10.6 million as of April 2, 2011. Rent expense, net of rental income, under all operating leases was $4.9 million for fiscal 2011, $5.3 million for fiscal 2010, and $9.2 million for fiscal 2009. Rental income, which includes rents received from both owned and leased property, was not material for fiscal 2011, 2010 or 2009.
Other commitments as of April 2, 2011 totaled $141.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly as well as some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of April 2, 2011, the Company also had $16.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2013.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 11. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 4.0 million, 941 thousand and 741 thousand potentially dilutive common equivalent shares outstanding for fiscal 2011, 2010 and 2009, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see “Note 14. Convertible Debentures and Revolving Credit Facility”), exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the Employee Stock Purchase Plan.
Outstanding stock options, RSUs and warrants (See “Note 14. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 32.7 million, 44.0 million and 44.1 million shares, for fiscal 2011, 2010 and 2009, respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
Note 12. Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows:

(In thousands)	2011	2010	2009
Interest income	$18,427	$18,782	$47,556
Interest expense	(44,715)	(25,989)	(33,534)
Other income (expense), net	7,873	628	(6,420)

	$(18,415)	$(6,579)	$7,602

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
The components of comprehensive income are as follows:

(In thousands)	2011	2010	2009
Net income	$641,875	$357,484	$361,719
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	5,975	14,996	(13,268)
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in net income	(2,438)	(240)	(1,620)
Net change in unrealized gain (loss) on hedging transactions, net of tax	6,776	(541)	(2,039)
Net change in cumulative translation adjustment	1,425	3,422	(7,735)

Comprehensive income	$653,613	$375,121	$337,057

The components of accumulated other comprehensive income (loss) as of fiscal year-ends are as follows:

	April 2,	April 3,
(In thousands)	2011	2010
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$2,819	$(718)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	5,223	(1,553)
Accumulated cumulative translation adjustment	2,475	1,050

Accumulated other comprehensive income (loss)	$10,517	$(1,221)

Note 14. Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The fair value of the 2.625% Debentures as of April 2, 2011 was approximately $748.1 million, based on the last trading price of the 2.625% Debentures for the period. The 2.625% Debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an initial effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The Company received net proceeds of $587.6 million from issuance of the 2.625% Debentures, after deduction of issuance costs of $12.4 million. The debt issuance costs, as adjusted based on the authoritative guidance for the accounting of convertible debentures issued by the FASB, are recorded in current and non-current assets and are being amortized to interest expense over 7 years. Interest is payable semiannually in arrears on June 15 and December 15, beginning on December 15, 2010. The Company recognizes an effective interest rate of 5.75% on the carrying value of the 2.625% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. Additionally, the Company may be required to pay additional interest under certain events as outlined in the indenture governing the 2.625% Debentures. During the first quarter of fiscal 2011, the Company utilized $433.3 million of the net proceeds to repurchase its common stock under an accelerated share repurchase agreement. A portion of the remaining net proceeds was used to purchase call options to hedge against potential dilution upon conversion of the 2.625% Debentures (see below) as well as for other general corporate purposes.
In relation to the issuance of the 2.625% Debentures, in June 2010 the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company paid a variable interest rate equal to the three-month LIBOR minus 0.2077%, and received interest income at a fixed interest rate of 2.625%. In October 2010, the Company sold the interest rate swaps for $30.2 million. In accordance to the authoritative guidance for the accounting of derivative instruments and hedging activities issued by the FASB, the fair value of hedge accounting adjustment at the time of the sale ($29.9 million) is amortized as reduction to interest expense over the remaining life of the 2.625% Debentures. Prior to the sale of the interest rate swaps, from June to October 2010 the Company earned a net interest amount of $5.0 million from these interest rate swaps, which was included in interest and other income (expense), net, on the consolidated statements of income as a reduction to interest expense. In addition, the net change in fair values of $268 thousand, from the interest rate swaps (prior to the sale from June to October 2010) and the underlying 2.625% Debentures, was included as a reduction to interest and other income (expense), net, on the Company’s consolidated statements of income.

The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s consolidated balance sheet as follows:

(In thousands)	April 2, 2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000
Unamortized discount of liability component	(95,855)
Hedge accounting adjustment — sale of interest rate swap	27,700

Net carrying value of the 2.625% Debentures	$531,845

Equity component — net carrying value	$105,620

The remaining unamortized debt discount, net of hedge accounting adjustment from sale of interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures. As of April 2, 2011, the remaining term of the 2.625% Debentures is 6.2 years.
Interest expense related to the 2.625% Debentures was included in interest and other income (expense), net on the consolidated statements of income as follows:

(In thousands)	2011
Contractual coupon interest	$12,863
Amortization of debt issuance costs	1,207
Amortization of debt discount, net	9,739

Total interest expense related to the 2.625% Debentures	$23,809

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of April 2, 2011, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.
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

3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the 3.125% Debentures was subsequently adjusted to 33.1695 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an adjusted conversion price of $30.15 per share at the end of fiscal 2011.
The Company received net proceeds of $980.0 million from issuance of the 3.125% Debentures, after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding as of April 2, 2011. The debt issuance costs, as adjusted for the authoritative guidance for the accounting of convertible debentures issued by the FASB, were recorded in current and non-current assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the 3.125% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The 3.125% Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the 3.125% Debentures.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s consolidated balance sheets as follows:

	April 2,	April 3,
(In thousands)	2011	2010
Liability component:
Principal amount of convertible debentures	$689,635	$689,635
Unamortized discount of liability component	(329,941)	(334,123)
Unamortized discount of embedded derivative from date of issuance	(1,504)	(1,562)

Carrying value of liability component	358,190	353,950
Carrying value of embedded derivative component	945	848

Convertible debentures — net carrying value	$359,135	$354,798

Equity component — net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of April 2, 2011, the remaining term of the debentures is 26 years. Interest expense related to the debentures was included in interest and other income (expense), net on the consolidated statements of income and was recognized as follows:

(In thousands)	2011	2010	2009
Contractual coupon interest	$21,551	$21,551	$28,293
Amortization of debt issuance costs	223	223	379
Amortization of embedded derivative	58	58	73
Amortization of debt discount	4,182	3,892	4,789

Total interest expense related to the debentures	$26,014	$25,724	$33,534

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

Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of April 2, 2011, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.
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
Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of April 2, 2011, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.
Note 15. Stockholders’ Equity
Preferred Stock
The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of April 2, 2011 and April 3, 2010, no preferred shares were issued or outstanding.
Common Stock and Debentures Repurchase Programs
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In February 2008, the Board authorized the repurchase of up to $800.0 million of common stock (2008 Repurchase Program). In November 2008, the Board of Directors approved an amendment to the Company’s 2008 Repurchase Program to provide that the funds may also be used to repurchase outstanding debentures. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2008 and 2010 Repurchase Programs have no stated expiration date. Through April 2, 2011, the Company had used the entire amount authorized under the 2008 Repurchase program and $93.2 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $406.8 million available for future repurchases. Of the $800.0 million used under the 2008 Repurchase Program, $606.8 million was used to repurchase 23.5 million shares of the Company’s outstanding common stock and $193.2 million was used to repurchase $310.4 million (principal amount) of its 3.125% Debentures. See “Note 14. Convertible Debentures and Revolving Credit Facility” for additional information about the 3.125% Debentures. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of April 2, 2011 and April 3, 2010.
During fiscal 2011, the Company repurchased 17.8 million shares of common stock in the open market for a total of $468.9 million under the 2008 and 2010 Repurchase Program. During fiscal 2010, the Company repurchased 6.2 million shares of common stock in the open market for a total of $150.0 million under the 2008 Repurchase Program.

Note 16. Income Taxes
The provision for income taxes consists of the following:

(In thousands)	2011	2010	2009
Federal:
Current	$14,172	$(8,732)	$44,008
Deferred	95,660	56,085	49,347

	109,832	47,353	93,355

State:
Current	2,365	6,174	3,507
Deferred	13,240	243	(14,760)

	15,605	6,417	(11,253)

Foreign:
Current	3,107	8,809	14,538
Deferred	661	1,702	(333)

	3,768	10,511	14,205

Total	$129,205	$64,281	$96,307

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	2011	2010	2009
Domestic	$161,784	$59,473	$110,492
Foreign	609,296	362,292	347,534

Income before income taxes	$771,080	$421,765	$458,026

The tax benefits (expenses) associated with stock option exercises and the employee stock purchase plan recorded in additional paid-in capital were $4.9 million, $(4.4) million and $4.2 million, for fiscal 2011, 2010 and 2009, respectively.
As of April 2, 2011, the Company had federal and state net operating loss carryforwards of approximately $38.0 million. If unused, these carryforwards will expire in 2014 through 2031. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had federal and state research tax credit carryforwards of approximately $115.3 million, federal affordable housing tax credit carryforwards of approximately $4.6 million and no other state credit carryforwards. If unused, $17.1 million of the tax credit carryforwards will expire in 2023 through 2031. The remainder of the credits has no expiration date. Some of the federal and state credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. As of April 2, 2011, the Company had foreign net operating loss carryforwards of approximately $2.5 million. The foreign loss carryforwards have an indefinite life and are subject to loss limitation rules.
Unremitted foreign earnings that are considered to be permanently invested outside the U.S. and on which no U.S. taxes have been provided, are approximately $1.34 billion as of April 2, 2011. The residual U.S. tax liability, if such amounts were remitted, would be approximately $433.2 million.

The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	2011	2010	2009
Income before provision for taxes	$771,080	$421,765	$458,026
Federal statutory tax rate	35%	35%	35%

Computed expected tax	269,878	147,618	160,309
State taxes, net of federal benefit	10,317	4,527	(7,292)
Nondeductible stock-based compensation	2,220	1,813	2,550
Tax exempt interest	(152)	(396)	(567)
Foreign earnings at lower tax rates	(131,261)	(67,651)	(49,446)
Tax credits	(17,431)	(16,491)	(13,936)
Deferred compensation	(1,297)	(2,994)	3,510
Other	(3,069)	(2,145)	1,179

Provision for income taxes	$129,205	$64,281	$96,307

The Company has manufacturing operations in Singapore where the Company has been granted “Pioneer Status” that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefit of Pioneer Status in Singapore for fiscal 2011, fiscal 2010 and fiscal 2009 are approximately $54.8 million ($0.21 per common share), $18.7 million ($0.07 per common share) and $15.6 million ($0.06 per common share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.
The major components of deferred tax assets and liabilities consisted of the following as of April 2, 2011 and April 3, 2010:

(In thousands)	2011	2010
Deferred tax assets:
Inventory valuation differences	$1,490	$2,050
Stock-based compensation	29,755	32,504
Deferred income on shipments to distributors	19,580	20,166
Accrued expenses	42,735	55,513
Tax loss carryforwards	8,508	11,931
Tax credit carryforwards	84,694	74,705
Intangible and fixed assets	7,547	21,939
Strategic and equity investments	9,198	18,210
Deferred compensation plan	16,503	15,081
Unrealized losses on available-for-sale securities	—	441
Other	3,470	3,136

	223,480	255,676
Valuation allowance	(17,841)	—

Total deferred tax assets	205,639	255,676

Deferred tax liabilities:
Unremitted foreign earnings	(264,230)	(189,117)
State income taxes	(17,842)	(21,821)
Convertible debt	(178,178)	(167,985)
Other	(4,257)	(6,086)

Total deferred tax liabilities	(464,507)	(385,009)

Total net deferred tax liabilities	$(258,868)	$(129,333)

Long-term deferred tax assets of $57.3 million and $63.7 million as of April 2, 2011 and April 3, 2010, respectively, were included in other assets on the consolidated balance sheet. Current deferred tax liabilities of $404 thousand and zero as of April 2, 2011 and April 3, 2010, respectively, were included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of April 2, 2011, gross deferred tax assets were offset by valuation allowances of $17.8 million, $17.2 million of which was associated with state tax credit carryforwards and the remainder associated with foreign net operating loss carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2011 and 2010 were as follows:

(In thousands)	2011	2010
Balance as of beginning of fiscal year	$96,269	$115,637
Increases in tax positions for prior years	11,964	14,677
Decreases in tax positions for prior years	(20,030)	(29,103)
Increases in tax positions for current year	2,588	12,607
Settlements	(6,749)	—
Lapse in statute of limitations	(4,352)	(17,549)

Balance as of end of fiscal year	$79,690	$96,269

If the remaining balance of $79.7 million and $96.3 million of unrecognized tax benefits as of April 2, 2011 and April 3, 2010, respectively, were realized in a future period, it would result in a tax benefit of $56.0 million and $66.5 million, respectively, thereby reducing the effective tax rate.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties was $2.2 million and $3.1 million as of April 2, 2011 and April 3, 2010, respectively. Interest and penalties included in (released from) the Company’s provision for income taxes totaled $(840) thousand, $(900) thousand and $1.1 million for fiscal 2011, 2010 and 2009, respectively.
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
On December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division in the third quarter of fiscal 2010, and settled the remaining proposed adjustment in the fourth quarter of fiscal 2010 with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by the Company and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues. The Company received a small refund and, accordingly, all matters with the IRS relating to fiscal 2005 are resolved.
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. All issues have been settled with the IRS as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement. The Tax Court entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision and holding that the Company should include stock option amounts in its cost sharing agreement with Xilinx Ireland. As a result, the Company recorded expense of $8.6 million in the first quarter of fiscal 2010 in order to reverse the interest income it accrued through March 28, 2009 on the earlier prepayment it made to the IRS. In addition, the Company increased its accrual for penalties and interest in the first quarter from $4.0 million to $21.9 million. The Company did not agree with the Appeals Court decision and filed a motion for rehearing on August 12, 2009. On January 13, 2010, the Appeals Court issued an order withdrawing both the majority and dissent opinions that were issued on May 27, 2009. On March 22, 2010, the Appeals Court in a 2-1 majority opinion affirmed the Tax Court decision in Xilinx’s favor. As a result of the March 2010 decision, the Company received a tax refund from the IRS of approximately $25.2 million and interest of approximately $9.4 million. The accrual for penalties and interest decreased from $21.5 million in the third quarter to $3.1 million in the fourth quarter of fiscal 2010, primarily as a result of the March 2010 decision. On June 21, 2010, the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. As a result, all issues concerning this matter are closed.

Note 17. Segment Information
Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.
Geographic revenue information for fiscal 2011, 2010 and 2009 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.
Net revenues by geographic region were as follows:

(In thousands)	2011	2010	2009
North America:
United States	$620,687	$578,254	$576,916
Other	89,737	50,219	50,744

Total North America	710,424	628,473	627,660

Asia Pacific:
China	456,109	327,325	261,669
Other	387,760	321,778	341,347

Total Asia Pacific	843,869	649,103	603,016

Europe	615,360	395,121	411,649
Japan	199,792	160,857	182,859

Worldwide total	$2,369,445	$1,833,554	$1,825,184

Net long-lived assets by country at fiscal year-ends were as follows:

	April 2,	April 3,
(In thousands)	2011	2010
United States	$247,187	$245,698
Foreign:
Ireland	55,370	57,369
Singapore	69,043	56,869
Other	8,970	5,942

Total foreign	133,383	120,180

Worldwide total	$380,570	$365,878

Note 18. Litigation Settlements and Contingencies
Internal Revenue Service
The IRS audited and issued proposed adjustments to the Company’s tax returns for fiscal 1996 through 2001. The Company filed petitions with the Tax Court in response to assertions by the IRS relating to fiscal 1996 through 2000. All issues have been settled with the IRS as described below.
On August 30, 2005, the Tax Court issued its opinion concerning whether the value of stock options must be included in the cost sharing agreement with Xilinx Ireland. The Tax Court agreed with the Company that no amount for stock options was to be included in the cost sharing agreement, and entered its decision on May 31, 2006. On August 25, 2006, the IRS appealed the decision to the Appeals Court. On May 27, 2009, the Company received a 2-1 adverse judicial ruling from the Appeals Court reversing the Tax Court decision; this adverse ruling was later withdrawn on January 13, 2010 after oral arguments. On March 22, 2010, the Appeals Court affirmed the August 30, 2005 Tax Court decision in Xilinx’s favor. On June 21, 2010, the time for the IRS to appeal the March 22, 2010 decision to the United States Supreme Court lapsed. As a result, all issues concerning this matter are closed.
In a separate matter, on December 8, 2008, the IRS issued a statutory notice of deficiency reflecting proposed audit adjustments for fiscal 2005. The Company began negotiations with the IRS Appeals Division in the third quarter of fiscal 2010, and settled the remaining proposed adjustment in the fourth quarter of fiscal 2010 with no net change in tax liability. On September 20, 2010, pursuant to stipulations filed by the Company and the IRS, the Tax Court entered its final order closing all remaining fiscal 2005 issues. The Company received a small refund and, accordingly, all matters with the IRS relating to fiscal 2005 are resolved.

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
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertains to a single patent and Intellitech seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time. On February 15, 2011, the Company filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-0699). The lawsuit pertains to seven patents and a single trademark and the Company seeks declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees.
On December 6, 2010, a patent infringement lawsuit was filed by Bala Delay Line, Inc. (Bala Delay) against the Company in the U.S. District Court for the Eastern District of Texas, Texarkana Division (Bala Delay Line, Inc V. Xilinx, Inc., Case No. 5:10-CV-211) (Bala Delay I), and on January 31, 2011, Bala Delay filed another patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, Sherman Division (Bala Delay Line, Inc v. Xilinx, Inc. and Bonser-Philhower Sales, Inc., Case No. 4:11-CV-46) (Balay Delay II). Both lawsuits pertained to the same single patent and in each case Bala Delay sought declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. The Company has successfully resolved both lawsuits. Bala Delay I was dismissed by the Court without prejudice on March 7, 2011 and Bala Delay II was dismissed by the Court without prejudice on March 18, 2011. In both cases, Bala Delay stipulated that it has no present intent to initiate litigation against any Xilinx product based on the patent, and subsequent litigation would be brought in the U.S. District Court for the Northern District of California. No settlement was reached and no payment was made by the Company to Bala Delay in connection with either dismissal.
On February 14, 2011, the Company filed a complaint for declaratory judgment against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Invention Investment Fund I LP, Invention Investment Fund II LLC, Intellectual Ventures LLC, Intellectual Ventures Management LLC, Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No. CV11-0671). The lawsuit pertains to sixteen patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.
On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice Semiconductor Corporation in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing, and Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.
Other Matters
Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.
Note 19. Business Combinations
During the fourth quarter of fiscal 2011, the Company completed the acquisitions of all of the outstanding equities of AutoESL, a privately-held company that provides high level synthesis software tools to deliver the benefits of programmable platforms to a broader base of companies, and Omiino Ltd. (Omiino), a privately-held company that develops Optical Transport Network IP. The AutoESL acquisition aligns with Xilinx’s strategy for accelerating market growth, as AutoESL-based tools will enable more architects and designers to utilize FPGA capabilities, while the Omiino acquisition supports Xilinx’s effort to meet the increasing demand from our large wired communications customers to offer application specific IP. These acquisitions were accounted for under the purchase method of accounting. The aggregate financial impact of these acquisitions was not material to the Company.

Note 20. Goodwill and Acquisition-Related Intangibles
As of April 2, 2011 and April 3, 2010, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted Average
(In thousands)	2011	2010	Amortization Life
Goodwill	$133,580	$117,955

In-process research and development	$6,000	$—

Core technology — gross	$58,439	$38,939	5.6 years
Less accumulated amortization	39,789	38,939

Core technology — net	18,650	—

Other intangibles — gross	45,201	42,771	2.6 years
Less accumulated amortization	42,955	42,771

Other intangibles — net	2,246	—

Total acquisition-related intangibles-gross	109,640	81,710
Less accumulated amortization	82,744	81,710

Total acquisition-related intangibles-net	$26,896	$—

Amortization expense for all intangible assets for fiscal 2011, 2010 and 2009 was $1.0 million, $2.5 million and $5.3 million, respectively. Acquisition-related intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded as of April 2, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2012	$4,502
2013	5,484
2014	4,985
2015	4,600
2016	4,075
Thereafter	3,250

Total	$26,896

Note 21. Employee Benefit Plans
Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $8.9 million, $9.3 million and $9.9 million in fiscal 2011, 2010 and 2009, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.
The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of April 2, 2011, there were approximately 134 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of April 2, 2011, Plan assets were $37.6 million and obligations were $43.2 million. As of April 3, 2010, Plan assets were $32.0 million and obligations were $37.0 million.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 2, 2011 and April 3, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2011. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 2, 2011 and April 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 31, 2011

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 2, 2011 and April 3, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 2, 2011 of Xilinx, Inc. and our report dated May 31, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 31, 2011

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Beginning		Deductions
Description	of Year	Additions	(a)	End of Year

For the year ended March 28, 2009:
Allowance for doubtful accounts	$3,634	$—	$5	$3,629
Allowance for deferred tax assets	$—	$—	$—	$—
For the year ended April 3, 2010:
Allowance for doubtful accounts	$3,629	$—	$1	$3,628
Allowance for deferred tax assets	$—	$—	$—	$—
For the year ended April 2, 2011:
Allowance for doubtful accounts	$3,628	$—	$49	$3,579
Allowance for deferred tax assets	$—	$17,841	$—	$17,841

(a)	Represents amounts written off against the allowances or customer returns.
Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)	First	Second	Third		Fourth
Year ended April 2, 2011 (1)	Quarter	Quarter	Quarter		Quarter

Net revenues	$594,737	$619,666	$567,190		$587,852
Gross margin	386,561	406,406	372,771		384,149
Income before income taxes	202,889	219,170	180,209	(2)	168,812	(3)
Net income	158,587	170,895	152,341		160,052
Net income per common share: (4)
Basic	$0.58	$0.66	$0.59		$0.61
Diluted	$0.58	$0.65	$0.58		$0.59
Shares used in per share calculations:
Basic	272,097	260,151	259,418		263,603
Diluted	275,541	263,286	263,612		272,161
Cash dividends declared per common share	$0.16	$0.16	$0.16		$0.16

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes includes restructuring charges of $4,276.

(3)	Income before income taxes includes restructuring charges of $6,070 and an impairment loss on investments of $5,904.

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

(2)	Income before income taxes includes restructuring charges of $15,771.

(3)	Income before income taxes includes restructuring charges of $5,915.

(4)	Income before income taxes includes restructuring charges of $5,531 and an impairment loss on investments of $3,041.

(5)	Income before income taxes includes restructuring charges of $2,847 and an impairment loss on investments of $764.

(6)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of the Company’s management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal control over financial reporting involve, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.
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
Management has used the criteria established in the Report ‘Internal Control — Integrated Framework’ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 2, 2011.
The effectiveness of the Company’s internal control over financial reporting as of April 2, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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
The information required by this Item 401(b) of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference to Item 1. “Business — Executive Officers of the Registrant” within this Form 10-K.
The information required by this Item 401(a), 406 and 407 of Regulation S-K concerning the Company’s directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal One-Election of Directors,” “Board Matters” and “Corporate Governance Principles” in our Proxy Statement.
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
The information required by this Item 402 of Regulation S-K concerning executive compensation is incorporated herein by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Proxy Statement.
The information required by this item pursuant to Item 407(e)(4) of Regulation S-K is incorporated herein by reference to the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
The information required by this item pursuant to Item 407(e)(5) of Regulation S-K is incorporated herein by reference to the section entitled “Compensation Committee Report” in our Proxy Statement.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended April 2, 2011 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
			Weighted-average
			Exercise Price of		Number of Securities Remaining
	Number of Securities to be Issued upon		Outstanding		Available for Future Issuance under
	Exercise of Outstanding Options,		Options, Warrants		Equity Compensation Plans (excluding
Plan Category	Warrants and Rights		and Rights		securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	17,026		$31.55		—	(1)
2007 Equity Plan	12,149	(2)	$23.85	(3)	13,164	(4)
Employee Stock Purchase Plan	N/A		N/A		7,396
Total-Approved Plans	29,175		$29.11		20,560
Equity Compensation Plans NOT Approved by Security Holders (5)
Supplemental Stock Option Plan (6)	9		$28.54		—
Total-All Plans	29,184		$29.11		20,560

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 4.2 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009 and August 11, 2010 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares and 4.5 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

(5)
In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company, none of which remained outstanding as of April 2, 2011. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.

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

(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit						Filing	Filed
No		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	05/30/07

3.2		Bylaws of the Company, as amended and restated as of November 11, 2009	10-K	000-18548	3.2	11/16/09

4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	05/30/07

10.1	*	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	06/07/90

10.2	*	1990 Employee Qualified Stock Purchase Plan	S-8	333-127318	4.1	08/09/05

10.3	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	08/09/05

10.4	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	04/27/90

10.5	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	06/17/02

10.6		Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/04/05

10.7	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	08/12/05

10.8	*	2007 Equity Incentive Plan	10-K	000-18548	10.23	05/30/07

10.9	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	05/30/07

10.10	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	05/30/07

10.11	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	07/05/07

Incorporated by Reference
Exhibit						Filing	Filed
No		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.12	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	01/07/08

10.13	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	02/20/08

10.14	*	Summary of Fiscal 2011 Executive Incentive Plan	8-K	000-18548	N/A	05/14/10

21.1		Subsidiaries of the Company					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (included in the signature page)					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**		XBRL Instance Document					X

101.SCH**		XBRL Taxonomy Extension Schema Document					X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein

**
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 31st day of May 2011.

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

Signature	Title	Date

/s/ Moshe N. Gavrielov (Moshe N. Gavrielov)	President and Chief Executive Officer (Principal Executive Officer) and Director	May 31, 2011

/s/ Jon A. Olson (Jon A. Olson)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	May 31, 2011

/s/ Philip T. Gianos (Philip T. Gianos)	Chairman of the Board of Directors	May 31, 2011

/s/ John L. Doyle (John L. Doyle)	Director	May 31, 2011

/s/ Jerald G. Fishman (Jerald G. Fishman)	Director	May 31, 2011

/s/ William G. Howard, Jr. (William G. Howard, Jr.)	Director	May 31, 2011

/s/ J. Michael Patterson (J. Michael Patterson)	Director	May 31, 2011

/s/ Albert A. Pimentel (Albert A. Pimentel)	Director	May 31, 2011

/s/ Marshall C. Turner (Marshall C. Turner)	Director	May 31, 2011

/s/ Elizabeth W. Vanderslice (Elizabeth W. Vanderslice)	Director	May 31, 2011