Form 10-Q
period 2011-07-02
XILINX INC
filed 2011-08-09
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 22, 2011
Common Stock, $.01 par value	265,158,757

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2011	July 3, 2010
Net revenues	$615,463	$594,737
Cost of revenues	223,132	208,176

Gross margin	392,331	386,561

Operating expenses:
Research and development	106,017	94,484
Selling, general and administrative	96,396	84,058
Amortization of acquisition-related intangibles	1,623	0

Total operating expenses	204,036	178,542

Operating income	188,295	208,019
Interest and other expense, net	(7,811)	(5,130)

Income before income taxes	180,484	202,889
Provision for income taxes	26,110	44,302

Net income	$154,374	$158,587

Net income per common share:
Basic	$0.58	$0.58

Diluted	$0.56	$0.58

Cash dividends per common share	$0.19	$0.16

Shares used in per share calculations:
Basic	265,313	272,097

Diluted	276,077	275,541

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 2, 2011	April 2, 2011*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$961,237	$1,222,359
Short-term investments	1,012,149	704,054
Accounts receivable, net	244,683	286,464
Inventories	250,158	264,745
Deferred tax assets	87,770	88,064
Prepaid expenses and other current assets	65,043	57,100

Total current assets	2,621,040	2,622,786

Property, plant and equipment, at cost	758,706	747,941
Accumulated depreciation and amortization	(378,045)	(367,371)

Net property, plant and equipment	380,661	380,570
Long-term investments	899,570	766,452
Goodwill	148,564	133,580
Acquisition-related intangibles, net	42,278	26,896
Other assets	239,059	210,566

Total Assets	$4,331,172	$4,140,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,409	$99,252
Accrued payroll and related liabilities	126,299	125,582
Deferred income on shipments to distributors	92,125	99,763
Other accrued liabilities	129,293	43,543

Total current liabilities	434,126	368,140

Convertible debentures	894,478	890,980

Deferred tax liabilities	420,581	403,990

Long-term income taxes payable	47,568	45,306

Other long-term liabilities	34,351	17,817

Commitments and contingencies

Stockholder's equity:
Preferred stock, $.01 par value (none issued)	0	0
Common stock, $.01 par value	2,643	2,646
Additional paid-in capital	1,161,728	1,163,410
Retained earnings	1,322,378	1,238,044
Accumulated other comprehensive income	13,319	10,517

Total stockholders' equity	2,500,068	2,414,617

Total Liabilities and Stockholders' Equity	$4,331,172	$4,140,850

*	Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$154,374	$158,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,698	12,191
Amortization	3,710	1,743
Stock-based compensation	13,767	15,120
Net gain on sale of available-for-sale securities	(334)	(548)
Amortization of debt discount on convertible debentures	3,856	2,063
Derivatives – revaluation and amortization	(358)	484
Tax benefit from exercise of stock options	5,301	188
Excess tax benefit from stock-based compensation	(6,029)	(1,021)
Changes in assets and liabilities:
Accounts receivable, net	41,781	(92,671)
Inventories	14,484	(20,966)
Deferred income taxes	16,020	29,159
Prepaid expenses and other current assets	(7,746)	(41,291)
Other assets	(3,204)	35,929
Accounts payable	(12,843)	26,193
Accrued liabilities	4,677	(10,646)
Income taxes payable	4,178	(3,547)
Deferred income on shipments to distributors	(7,638)	(5,925)

Net cash provided by operating activities	237,694	105,042

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,014,822)	(583,707)
Proceeds from sale and maturity of available-for-sale securities	644,444	327,664
Purchases of property, plant and equipment	(13,789)	(18,267)
Other investing activities	(29,989)	(1,000)

Net cash used in investing activities	(414,156)	(275,310)

Cash flows from financing activities:
Repurchases of common stock	(65,654)	(433,333)
Proceeds from issuance of common stock through various stock plans	25,421	4,796
Payment of dividends to stockholders	(50,456)	(43,817)
Proceeds from issuance of convertible debts, net of issuance costs	0	588,000
Purchase of call options	0	(112,319)
Proceeds from issuance of warrants	0	46,908
Excess tax benefit from stock-based compensation	6,029	1,021

Net cash provided by (used in) financing activities	(84,660)	51,256

Net decrease in cash and cash equivalents	(261,122)	(119,012)
Cash and cash equivalents at beginning of period	1,222,359	1,031,457

Cash and cash equivalents at end of period	$961,237	$912,445

Supplemental disclosure of cash flow information:
Interest paid	$7,875	$0
Income taxes paid, net of refunds	$1,618	$18,796

See notes to condensed consolidated financial statements.

XILINX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended April 2, 2011. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 is a 52-week year ending on March 31, 2012. Fiscal 2011, which ended on April 2, 2011, was also a 52-week fiscal year. The quarters ended July 2, 2011 and July 3, 2010 each included 13 weeks.

Note 2. Recent Accounting Changes and Accounting Pronouncements

In the first quarter of fiscal 2012, the Company adopted the new authoritative guidance for revenue arrangements with multiple deliverables. This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In the first quarter of fiscal 2012, the Company adopted the new authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that results in common principles and requirements for measuring and disclosing fair value, which apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is to be applied prospectively. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011, which for the Company is its fourth quarter of fiscal 2012. Early application is not permitted. The Company does not expect this new guidance to have significant impacts on the Company’s consolidated financial statements.

In June 2011, the FASB issued the authoritative guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is its first quarter of fiscal 2013. Early application is permitted.

Note 3. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of July 2, 2011 and April 2, 2011, Avnet accounted for 94% and 79% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 49% and 52% of the Company’s worldwide net revenues in the first quarter of fiscal 2012 and 2011, respectively. While the percentage of worldwide net revenues from Avnet are consistent with historical patterns, the percentage of accounts receivable due from Avnet increased as of July 2, 2011. The increase was primarily due to the timing of collections from and credits issued to Avnet.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 92% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of July 2, 2011, approximately 1% of the Company’s $2.75 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $3.8 million that were downgraded to an A rating during fiscal 2009. While these securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets, which have not been completely resolved as of July 2, 2011, the Company has collected and expects to collect all interest payable on these securities when due. Substantially all of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. Because there can be no assurance of a successful auction in the future, these student loan auction rate securities are classified as long-term investments on the consolidated balance sheets. The maturity dates range from December 2027 to May 2046.

As of July 2, 2011, approximately 25% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio are AAA rated and were issued by U.S. government-sponsored enterprises and agencies.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2012 and the Company did not adjust or override any fair value measurements as of July 2, 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and April 2, 2011:

	July 2, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$326,640	$0	$0	$326,640
Bank certificates of deposit	0	35,000	0	35,000
Commercial paper	0	264,066	0	264,066
U.S. government and agency securities	0	60,593	0	60,593
Foreign government and agency securities	0	154,981	0	154,981

Short-term investments:
Bank certificates of deposit	0	69,971	0	69,971
Commercial paper	0	419,634	0	419,634
Corporate bonds	0	71,411	0	71,411
U.S. government and agency securities	3,799	17,997	0	21,796
Foreign government and agency securities	0	429,221	0	429,221
Mortgage-backed securities	0	116	0	116

Long-term investments:
Corporate bonds	0	112,246	0	112,246
Auction rate securities	0	0	31,208	31,208
Municipal bonds	0	22,613	0	22,613
U.S. government and agency securities	7,538	43,214	0	50,752
Mortgage-backed securities	0	682,751	0	682,751

Foreign currency forward contracts, net	0	4,628	0	4,628

Total assets measured at fair value	$337,977	$2,388,442	$31,208	$2,757,627

Liabilities
Convertible debentures – embedded derivative	$0	$0	$572	$572

Total liabilities measured at fair value	$0	$0	$572	$572

Net assets measured at fair value	$337,977	$2,388,442	$30,636	$2,757,055

	April 2, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$275,596	$0	$0	$275,596
Bank certificates of deposit	0	79,984	0	79,984
Commercial paper	0	485,315	0	485,315
U.S. government and agency securities	29,998	99,974	0	129,972
Foreign government and agency securities	0	161,970	0	161,970

Short-term investments:
Bank certificates of deposit	0	10,000	0	10,000
Commercial paper	0	224,896	0	224,896
Municipal bonds	0	45	0	45
U.S. government and agency securities	14,404	7,996	0	22,400
Foreign government and agency securities	0	384,428	0	384,428
Floating rate notes	0	62,261	0	62,261
Mortgage-backed securities	0	24	0	24

Long-term investments:
Corporate bonds	0	25,566	0	25,566
Auction rate securities	0	0	34,950	34,950
Municipal bonds	0	16,913	0	16,913
U.S. government and agency securities	7,941	45,570	0	53,511
Floating rate notes	0	29,869	0	29,869
Mortgage-backed securities	0	605,643	0	605,643

Foreign currency forward contracts, net	0	5,134	0	5,134

Total assets measured at fair value	$327,939	$2,245,588	$34,950	$2,608,477

Liabilities
Convertible debentures – embedded derivative	$0	$0	$945	$945

Total liabilities measured at fair value	$0	$0	$945	$945

Net assets measured at fair value	$327,939	$2,245,588	$34,005	$2,607,532

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Balance as of beginning of period	$34,005	$60,796
Total realized and unrealized gains (losses):
Included in interest and other income (expense), net	373	(469)
Included in other comprehensive income	658	1,848
Sales and settlements, net (1)	(4,400)	(450)

Balance as of end of period	$30,636	$61,725

(1)	During the three months ended July 2, 2011 and July 3, 2010, $4.4 million and $450 thousand of student loan auction rate securities, respectively, were redeemed for cash at par value.

The amount of total gains (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Interest and other expense, net	$373	$(425)

As of July 2, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $31.2 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of July 2, 2011 was $689.6 million. The fair value of the 3.125% Debentures as of July 2, 2011 was approximately $886.2 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative under authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The embedded derivative was separately accounted for as a discount on the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of July 2, 2011, the Company had non-marketable equity securities in private companies of $11.7 million (adjusted cost, which approximates fair value). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. No impairment loss on non-marketable equity investments was recognized during the first quarter of fiscal 2012 or 2011.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities as of the end of the periods presented:

	July 2, 2011				April 2, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$326,640	$0	$0	$326,640	$275,596	$0	$0	$275,596
Bank certificates of deposit	104,971	0	0	104,971	89,984	0	0	89,984
Commercial paper	683,699	2	(1)	683,700	710,210	2	(1)	710,211
Corporate bonds	182,550	1,145	(38)	183,657	25,501	69	(4)	25,566
Auction rate securities	33,850	0	(2,642)	31,208	38,250	0	(3,300)	34,950
Municipal bonds	22,199	480	(66)	22,613	16,818	192	(52)	16,958
U.S. government and agency securities	133,024	184	(67)	133,141	206,052	38	(207)	205,883
Foreign government and agency securities	584,136	77	(11)	584,202	546,407	7	(16)	546,398
Floating rate notes	0	0	0	0	91,927	204	(1)	92,130
Mortgage-backed securities	672,951	11,270	(1,354)	682,867	598,046	8,984	(1,363)	605,667

	$2,744,020	$13,158	$(4,179)	$2,752,999	$2,598,791	$9,496	$(4,944)	$2,603,343

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of July 2, 2011 and April 2, 2011:

	July 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$29,989	$(1)	$0	$0	$29,989	$(1)
Corporate bonds	32,357	(38)	0	0	32,357	(38)
Auction rate securities	0	0	31,208	(2,642)	31,208	(2,642)
Municipal bonds	4,657	(60)	485	(6)	5,142	(66)
U.S. government and agency securities	77,698	(67)	0	0	77,698	(67)
Foreign government and agency securities	30,324	(11)	0	0	30,324	(11)
Mortgage-backed securities	174,757	(1,203)	2,713	(151)	177,470	(1,354)

	$349,782	$(1,380)	$34,406	$(2,799)	$384,188	$(4,179)

	April 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$44,982	$(1)	$0	$0	$44,982	$(1)
Corporate bonds	6,129	(4)	0	0	6,129	(4)
Auction rate securities	0	0	34,950	(3,300)	34,950	(3,300)
Municipal bonds	4,992	(42)	936	(10)	5,928	(52)
U.S. government and agency securities	108,464	(207)	0	0	108,464	(207)
Foreign government and agency securities	67,061	(16)	0	0	67,061	(16)
Floating rate notes	25,020	(1)	0	0	25,020	(1)
Mortgage-backed securities	178,844	(1,356)	1,094	(7)	179,938	(1,363)

	$435,492	$(1,627)	$36,980	$(3,317)	$472,472	$(4,944)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of July 2, 2011 and April 2, 2011 were temporary in nature, as evidenced by the reduction in the total gross unrealized losses in recent periods. The aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of July 2, 2011 and April 2, 2011, and was primarily related to failed auction rate securities due to adverse conditions in the global credit markets during the past three years. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities and mortgage-backed securities) as of July 2, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,526,677	$1,526,789
Due after one year through five years	172,816	174,293
Due after five years through ten years	237,061	240,519
Due after ten years	480,826	484,758

	$2,417,380	$2,426,359

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Proceeds from sale of available-for-sale securities	$30,377	$25,402

Gross realized gains on sale of available-for-sale securities	$339	$571
Gross realized losses on sale of available-for-sale securities	(5)	(23)

Net realized gains on sale of available-for-sale securities	$334	$548

Amortization of premiums on available-for-sale securities	$2,313	$1,541

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

As of July 2, 2011 and April 2, 2011, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

(In thousands and U.S. dollars)	July 2, 2011	April 2, 2011
Euro	$40,990	$38,787
Singapore dollar	70,383	52,782
Japanese Yen	11,265	12,382
British Pound	9,102	8,853

	$131,740	$112,804

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2011 and May 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.

As of July 2, 2011, all the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contract was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract was immaterial and included in the net income for all periods presented.

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

The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair value of the embedded derivative was $572 thousand and $945 thousand as of July 2, 2011 and April 2, 2011, respectively and the changes in the fair value of the embedded derivative were recorded to interest and other expense, net on the Company’s condensed consolidated statement of income.

The Company had the following derivative instruments as of July 2, 2011 and April 2, 2011, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

(In thousands)	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

July 2, 2011	Prepaid expenses and other current assets	$4,721	Other accrued liabilities	$92

April 2, 2011	Prepaid expenses and other current assets	$5,205	Other accrued liabilities	$71

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal 2012 and 2011:

(In thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)	Statement of Income Location	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Statement of Income Location	Amount of Gain (Loss) Recorded (Ineffective portion)

Three Months Ended July 2, 2011

Foreign exchange contracts	$ (598)	Interest and other expense, net	$ 2,764	Interest and other expense, net	$ (1)

Three Months Ended July 3, 2010

Foreign exchange contracts	$ 868	Interest and other expense, net	$ (612)	Interest and other expense, net	$ 2

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Stock-based compensation included in:
Cost of revenues	$1,310	$1,267
Research and development	6,487	7,204
Selling, general and administrative	5,970	6,649

	$13,767	$15,120

During the first quarter of fiscal 2012 and 2011, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $5.3 million and $188 thousand, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair values per share of stock options granted during the first quarter of fiscal 2012 and 2011 were $7.80 and $6.39, respectively, which were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 2, 2011	July 3, 2010
Expected life of options (years)	5.1	5.1
Expected stock price volatility	0.30	0.31
Risk-free interest rate	1.8%	2.5%
Dividend yield	2.2%	2.5%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2012 and 2011 were $31.75 and $24.04, respectively, which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 2, 2011	July 3, 2010
Risk-free interest rate	1.0%	1.5%
Dividend yield	2.3%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69

April 2, 2011	24,969	$29.11
Granted	40	$33.91
Exercised	(1,515)	$25.08
Forfeited/cancelled/expired	(1,785)	$36.77

July 2, 2011	21,709	$28.76

Options exercisable at:
July 2, 2011	18,127	$29.63
April 2, 2011	20,837	$30.08

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards changes depending upon the grade level of the employees. Employees at the lower grade levels typically receive mostly RSUs and may also receive stock options. Employees at the higher grade levels, including the Company’s executive officers, receive both stock options and RSUs. As of July 2, 2011, 13.0 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months ended July 2, 2011 and July 3, 2010 was $14.9 million and $1.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant- Date Fair Value Per Share
April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested	(1,192)	$22.23
Cancelled	(288)	$21.99

April 2, 2011	4,215	$23.19
Granted	163	$31.75
Vested	(784)	$22.60
Cancelled	(147)	$22.49

July 2, 2011	3,447	$23.75

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2012 or 2011. The next scheduled purchase under the Employee Stock Purchase Plan is in the second quarter of fiscal 2012. As of July 2, 2011, 7.4 million shares were available for future issuance out of 44.5 million shares authorized.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 10.8 million and 3.4 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2012 and 2011, respectively, that are not included in basic net income per common share. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”), exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the Employee Stock Purchase Plan.

Outstanding stock options, RSUs and warrants (See “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 26.9 million and 24.5 million shares, for the first quarter of fiscal 2012 and 2011, respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.

The call options to purchase the Company’s common stock, which the Company purchased to hedge against potential dilution upon conversion of the 2.625% Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) (see “Note 10. Convertible Debentures and Revolving Credit Facility”), are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2.625% Debentures and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	July 2, 2011	April 2, 2011
Raw materials	$17,046	$15,465
Work-in-process	199,412	214,023
Finished goods	33,700	35,257

	$250,158	$264,745

Note 10. Convertible Debentures and Revolving Credit Facility

2.625% Senior Convertible Debentures

In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The fair value of the 2.625% Debentures as of July 2, 2011 was approximately $808.9 million, based on the last trading price of the 2.625% Debentures for the period. The 2.625% Debentures are initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an initial effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.

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

In relation to the issuance of the 2.625% Debentures, in June 2010 the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company paid a variable interest rate equal to the three-month LIBOR minus 0.2077%, and received interest income at a fixed interest rate of 2.625%. In October 2010, the Company sold the interest rate swaps for $30.2 million. In accordance with the authoritative guidance for the accounting of derivative instruments and hedging activities issued by the FASB, the fair value of hedge accounting adjustment at the time of the sale ($29.9 million) is amortized as reduction to interest expense over the remaining life of the 2.625% Debentures. Prior to the sale of the interest rate swaps, for the first quarter of fiscal 2011 the Company earned a net interest amount of $845 thousand from these interest rate swaps, which was recorded as a reduction to interest and other expense, net, on the condensed consolidated statements of income. In addition, the net change in fair values of $44 thousand, from the interest rate swaps and the underlying 2.625% Debentures, was included as a reduction to interest and other expense, net, on the Company’s condensed consolidated statements of income for the first quarter of fiscal 2011.

The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	July 2, 2011	April 2, 2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(91,969)	(95,855)
Hedge accounting adjustment – sale of interest rate swap	26,577	27,700

Net carrying value of the 2.625% Debentures	$534,608	$531,845

Equity component – net carrying value	$105,620	$105,620

The remaining unamortized debt discount, net of hedge accounting adjustment from sale of interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures. As of July 2, 2011, the remaining term of the 2.625% Debentures is 5.9 years.

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Contractual coupon interest	$3,938	$1,050
Amortization of debt issuance costs	362	117
Amortization of debt discount	2,763	1,046

Total interest expense related to the 2.625% Debentures	$7,063	$2,213

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of July 2, 2011, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.

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

To hedge against potential dilution upon conversion of the 2.625% Debentures, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 19.8 million shares of its common stock at $30.29 per share. The Company paid an aggregate of $112.3 million to purchase these call options. The call options will terminate upon the earlier of the maturity of the 2.625% Debentures or the last day any of the 2.625% Debentures remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 19.8 million shares of the Company’s common stock at $42.91 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017. The Company received an aggregate of $46.9 million from the sale of these warrants. In accordance with the authoritative guidance issued by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, the Company concluded that the call options and warrants were indexed to the Company’s stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively. The net amount of $65.4 million paid to the hedge counterparties, less the applicable tax benefit related to the call options of $41.7 million, was recorded as a reduction to additional paid-in capital. The settlement terms of the call options and warrants provide for net share settlement.

3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures were initially convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 32.0760 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an initial effective conversion price of approximately $31.18 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest. Due to the accumulation of cash dividend distributions to common stockholders, the conversion rate for the 3.125% Debentures was subsequently adjusted to 33.1695 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an adjusted conversion price of $30.15 per share at the end of first quarter of fiscal 2012.

The Company received net proceeds of $980.0 million from issuance of the 3.125% Debentures, after deduction of issuance costs of $20.0 million. During fiscal 2009, the Company paid $193.2 million in cash to repurchase $310.4 million (principal amount) of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding as of July 2, 2011. The debt issuance costs, as adjusted for the authoritative guidance for the accounting of convertible debentures issued by the FASB, were recorded in current and non-current assets and are being amortized to interest expense over 30 years. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2007. However, the Company recognizes an effective interest rate of 7.20% on the carrying value of the 3.125% Debentures. The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The 3.125% Debentures also have a contingent interest component that may require the Company to pay interest based on certain thresholds beginning with the semi-annual interest period commencing on March 15, 2014 (the maximum amount of contingent interest that will accrue is 0.50% per year) and upon the occurrence of certain events, as outlined in the indenture governing the 3.125% Debentures.

The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	July 2, 2011	April 2, 2011
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(328,848)	(329,941)
Unamortized discount of embedded derivative from date of issuance	(1,489)	(1,504)

Carrying value of liability component – 3.125% Debentures	359,298	358,190
Carrying value of embedded derivative component	572	945

Net carrying value of the 3.125% Debentures	$359,870	$359,135

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining term of the 3.125% Debentures using the effective interest rate of 7.20%. As of July 2, 2011, the remaining term of the 3.125% Debentures is 25.7 years. Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Contractual coupon interest	$5,388	$5,388
Amortization of debt issuance costs	56	56
Amortization of embedded derivative	15	15
Amortization of debt discount	1,093	1,017

Total interest expense related to the 3.125% Debentures	$6,552	$6,476

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

Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of July 2, 2011, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.

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

Revolving Credit Facility

In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of July 2, 2011, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through July 2, 2011, the Company had used $158.9 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $341.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of July 2, 2011 and April 2, 2011.

During the first quarter of fiscal 2012, the Company repurchased 1.9 million shares of common stock in the open market for a total of $65.7 million under the 2010 Repurchase Program. During the first quarter of fiscal 2011, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase 16.3 million shares for a total of $433.3 million.

Note 12. Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Interest income	$5,342	$4,519
Interest expense	(13,614)	(7,773)
Other income (expense), net	461	(1,876)

	$(7,811)	$(5,130)

Note 13. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Net income	$154,374	$158,587
Net change in unrealized gains on available-for-sale securities, net of tax	2,930	3,289
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in net income	(187)	(323)
Net change in unrealized gain (loss) on hedging transactions, net of tax	(598)	867
Net change in cumulative translation adjustment	657	(1,488)

Comprehensive income	$157,176	$160,932

The components of accumulated other comprehensive income are as follows:

(In thousands)	July 2, 2011	April 2, 2011
Accumulated unrealized gains on available-for-sale securities, net of tax	$5,562	$2,819
Accumulated unrealized gains on hedging transactions, net of tax	4,625	5,223
Accumulated cumulative translation adjustment	3,132	2,475

Accumulated other comprehensive income	$13,319	$10,517

Note 14. Income Taxes

The Company recorded a tax provision of $26.1 million for the first quarter of fiscal 2012 as compared to $44.3 million in the same prior year period, representing effective tax rates of 14% and 22%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of July 2, 2011, determined in accordance with FASB authoritative guidance for measuring uncertain tax position, increased by $2.7 million in the first quarter of fiscal 2012 to $82.4 million. Such increase relates to various matters including the uncertainty over estimates and judgments made in calculating the research credit. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $56.7 million as of July 2, 2011. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of July 2, 2011 was $2.4 million. The increase of interest and penalties included in the Company’s provision for income taxes totaled $188 thousand in the first quarter of fiscal 2012.

The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2007. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2006.

Note 15. Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2021. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Years ending March 31,	(In thousands)
2012 (remaining nine months)	$4,364
2013	5,832
2014	4,100
2015	2,476
2016	1,529
Thereafter	4,959

$23,260

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $8.7 million as of July 2, 2011. Rent expense, net of rental income, under all operating leases was $1.1 million and $1.0 million for the three months ended July 2, 2011 and July 3, 2010, respectively. Rental income was not material for the first quarter of fiscal 2012 or 2011.

Other commitments as of July 2, 2011 totaled $105.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 2, 2011, the Company also had $14.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 31, 2013.

The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2012 and the end of fiscal 2011, the accrual balance of the product warranty liability was immaterial.

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

Note 17. Contingencies

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time. The lawsuit is currently scheduled to go to trial in December 2011.

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

On February 14, 2011, the Company filed a complaint for declaratory judgment against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Invention Investment Fund I LP, Invention Investment Fund II LLC, Intellectual Ventures LLC, Intellectual Ventures Management LLC, Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No. CV11-0671). The lawsuit pertains to twelve patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera Corporation (Altera), Microsemi Corporation (Microsemi) and Lattice Semiconductor Corporation (Lattice) in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing, and Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to the Company is estimable at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

Note 18. Business Combinations

During the first quarter of fiscal 2012, the Company purchased certain assets and assumed certain liabilities of Modelware, Inc., a privately-held company that provides Packet Processing solutions in communications equipment, and Sarance Inc., a privately-held company that develops Ethernet and Interlaken Intellectual Property (IP) solutions for the logic integrated circuits (IC) landscape. Both acquisition align with Xilinx’s strategy for accelerating market growth and meet the increasing demand from our wired communications customers to offer application specific IPs. These acquisitions were accounted for under the purchase method of accounting. The aggregate financial impact of these acquisitions was not material to the Company.

Note 19. Goodwill and Acquisition-Related Intangibles

As of July 2, 2011 and April 2, 2011, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	July 2, 2011	April 2, 2011	Weighted Average Amortization Life
Goodwill	$148,564	$133,580

In-process research and development	$4,000	$6,000

Core technology - gross	$76,440	$58,439	5.7 years
Less accumulated amortization	(41,101)	(39,789)

Core technology - net	35,339	18,650

Other intangibles - gross	46,206	45,201	2.7 years
Less accumulated amortization	(43,267)	(42,955)

Other intangibles - net	2,939	2,246

Total acquisition-related intangibles-gross	126,646	109,640
Less accumulated amortization	(84,368)	(82,744)

Total acquisition-related intangibles-net	$42,278	$26,896

Amortization expense for acquisition-related intangible assets for the three months ended July 2, 2011 was $1.6 million. There was no amortization expense for acquisition-related intangible assets for the three months ended July 3, 2010. Based on the carrying value of acquisition-related intangibles recorded as of July 2, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2012 (remaining nine months)	$5,946
2013	8,536
2014	7,918
2015	7,289
2016	6,742
Thereafter	5,847

Total	$42,278

Note 20. Subsequent Event

On July 19, 2011, the Company’s Board of Directors declared a cash dividend of $0.19 per common share for the second quarter of fiscal 2012. The dividend is payable on August 31, 2011 to stockholders of record on August 10, 2011.

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

Valuation of Marketable and Non-marketable Securities

Our short-term and long-term investments include marketable debt securities and non-marketable equity securities. As of July 2, 2011, we had marketable debt securities with a fair value of $2.43 billion and non-marketable equity securities in private companies of $11.7 million (adjusted cost, which approximates fair value).

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities during the first quarter of fiscal 2012 or 2011.

Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash and the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. We did not record any other-than-temporary impairment for non-marketable equity securities during the first quarter of fiscal 2012 or 2011.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For the first quarter of fiscal 2012, approximately 61% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of July 2, 2011, we had $129.5 million of deferred revenue and $37.4 million of deferred cost of revenues recognized as a net $92.1 million of deferred income on shipments to distributors. As of April 2, 2011, we had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Valuation of Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from our customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between our demand forecast and the actual demand in the recent past have not resulted in any material write down in our inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

We perform a two-step approach to recognize and measure uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See “Note 14. Income Taxes” to our condensed consolidated financial statements included in Part 1. “Financial Information.”

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

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up and forfeiture rate estimates in the first quarter of fiscal 2012 and 2011 reduced stock-based compensation expense by $4.4 million and $3.9 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations: First quarter of fiscal 2012 compared to the first quarter of fiscal 2011

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 2, 2011	July 3, 2010
Net revenues	100.0%	100.0%
Cost of revenues	36.3	35.0

Gross margin	63.7	65.0

Operating expenses:
Research and development	17.2	15.9
Selling, general and administrative	15.6	14.1
Amortization of acquisition-related intangibles	0.3	0

Total operating expenses	33.1	30.0

Operating income	30.6	35.0
Interest and other expense, net	(1.3)	(0.9)

Income before income taxes	29.3	34.1
Provision for income taxes	4.2	7.4

Net income	25.1%	26.7%

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

Net revenues of $615.5 million in the first quarter of fiscal 2012 represented a 3% increase from the comparable prior year period of $594.7 million. The year-over-year increase in net revenues was primarily driven by strong New Product growth, which was partially offset by the decline in Mainstream and Base Products. No end customer accounted for more than 10% of our net revenues for any of the periods presented.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended
(In millions)	July 2, 2011	% of Total	% Change	July 3, 2010	% of Total
New Products	$314.7	51	35	$233.0	39
Mainstream Products	143.9	23	(19)	178.0	30
Base Products	129.1	21	(18)	157.4	27
Support Products	27.8	5	6	26.3	4

Total net revenues	$615.5	100	3	$594.7	100

Net revenues from New Products increased significantly from the comparable prior year period as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families. We expect sales of New Products, as currently defined, to continue to grow during this fiscal year as more customer programs enter volume production with our 40/45-nm products.

Net revenues from Mainstream Products decreased from the comparable prior year period. The decrease was primarily due to the decline in sales of our Virtex-4 product family.

Net revenues from Base Products decreased from the comparable prior year period. The decrease was mainly attributable to the decline in buying activities in our older product families.

Net revenues from Support Products increased slightly compared to the prior year period. The increase was primarily related to an increase in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended
(% of total net revenues)	July 2, 2011	% Change in Dollars	July 3, 2010
Communications	45%	(2)	47%
Industrial and Other	34	8	32
Consumer and Automotive	14	(1)	15
Data Processing	7	28	6

Total net revenues	100%	3	100%

Net revenues from Communications end market decreased from the comparable prior year period. The decrease was due to weaker sales from wireless communication applications, which more than offset the higher sales from wired communication applications.

Net revenues from Industrial and Other end market increased from the comparable prior year period. The increase was largely driven by stronger sales in industrial, scientific and medical as well as test and measurement applications.

Net revenues from Consumer and Automotive end market decreased slightly from the comparable prior year period. The decline was primarily due to decreased sales in audio, video and broadcast as well as consumer applications.

Net revenues from the Data Processing end market increased from the comparable prior year period. The increase was mainly due to higher sales from computing, data processing and storage applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2012 and 2011 were as follows:

	Three Months Ended
(In millions)	July 2, 2011	% of Total	% Change	July 3, 2010	% of Total
North America	$181.2	30	(6)	$191.9	32
Asia Pacific	216.6	35	6	204.2	34
Europe	160.4	26	4	154.2	26
Japan	57.3	9	29	44.4	8

Total net revenues	$615.5	100	3	$594.7	100

Except for North America, net revenues in all geographies increased from the comparable prior year period.

Net revenues in North America decreased from the comparable prior year period. The decrease was due to weakness across most end market segments including Communications, Industrial and Other and Consumer and Automotive.

Net revenues in Asia Pacific increased from the comparable prior year period. The increase was primarily due to higher sales in the Communications end market.

Net revenues in Europe increased from the comparable prior year period. The increase was largely due to higher sales in the Industrial and Other and Data Processing end market segments.

The year over year increase in Japan was driven by broad-based strength across most end market segments with particular strength coming from the Industrial and Other end market.

Gross Margin

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Gross margin	$392.3	$386.6	$5.7	1%
Percentage of net revenues	63.7%	65.0%

The gross margin decrease of 1.3 percentage points in the first quarter of fiscal 2012 from the comparable prior year period was driven primarily by the product mix effect of New Product growth year-over-year as well as the lower sales in Mainstream and Base Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Research and development	$106.0	$94.5	$11.5	12%
Percentage of net revenues	17%	16%

R&D spending increased $11.5 million, or 12%, for the first quarter of fiscal 2012 compared to the same period last year. The increase was primarily attributable to higher current period expenses related to the 28-nm development activities.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Selling, general and administrative	$96.4	$84.1	$12.3	15%
Percentage of net revenues	16%	14%

SG&A expenses increased $12.3 million, or 15%, for the first quarter of fiscal 2012 compared to the same period last year. The increase was primarily due to higher legal expenses related to the current litigation (see “Note 17. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information) and higher variable spending associated with an increase in headcount.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Amortization of acquisition-related intangibles	$1.6	$0	$1.6	100%
Percentage of net revenues	0%	0%

Amortization expense for the three months ended July 2, 2011 was related to the intangible assets obtained from recent acquisitions during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012. Prior to these recent acquisitions, the previous acquisition-related intangibles had been fully amortized as of the end of the first quarter of fiscal 2010.

Stock-Based Compensation

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	% Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.3	3%
Research and development	6.5	7.2	(10)%
Selling, general and administrative	6.0	6.6	(10)%

	$13.8	$15.1	(9)%

The decrease of $1.3 million in stock-based compensation expense for the first quarter of fiscal 2012, as compared to the same period last year was mainly due to higher quarterly forfeitures of award grants and lower expenses related to the Employee Stock Purchase Plan as the number of expected shares to be issued decreased. We amortize our stock-based compensation using straight-line method over the requisite service period of generally four years.

Interest and Other Expense, Net

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Interest and other expense, net	$7.8	$5.1	$2.7	52%
Percentage of net revenues	1%	1%

Interest and other expense, net, increased $2.7 million for the first quarter of fiscal 2012 compared to the same period last year. The increase was primarily due to the impact of the debt discount amortization related to the 2.625% Debentures, which was accounted for as interest expense.

Provision for Income Taxes

	Three Months Ended
(In millions)	July 2, 2011	July 3, 2010	$ Change	% Change
Provision for income taxes	$26.1	$44.3	$(18.2)	(41)%
Percentage of net revenues	4%	7%
Effective tax rate	14%	22%

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the first quarter of fiscal 2012 as compared to the prior year period was primarily due to a decrease in taxes as a result of a change in the geographic mix of profit before taxes and an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided.

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

The combination of cash, cash equivalents and short-term and long-term investments as of July 2, 2011 and April 2, 2011 totaled $2.87 billion and $2.69 billion, respectively. As of July 2, 2011, we had cash, cash equivalents and short-term investments of $1.97 billion and working capital of $2.19 billion. As of April 2, 2011, cash, cash equivalents and short-term investments were $1.93 billion and working capital was $2.25 billion.

Operating Activities - During the first quarter of fiscal 2012, our operations generated net positive cash flow of $237.7 million, which was $132.7 million higher than the $105.0 million generated during the first quarter of fiscal 2011. The positive cash flow from operations generated during the first quarter of fiscal 2012 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable, deferred income taxes and inventories, and increase in accrued liabilities and income taxes payable.

These items were partially offset by a decrease in accounts payable and deferred income on shipments to distributors, and an increase in other assets and prepaid expenses and other current assets. Accounts receivable decreased by $41.8 million at July 2, 2011 from the levels at April 2, 2011, due to higher collections during the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Consequently, days sales outstanding decreased to 36 days at July 2, 2011 from 45 days at April 2, 2011. Our inventory levels were $14.6 million lower at July 2, 2011 compared to April 2, 2011. Combined inventory days at Xilinx and distribution decreased to 117 days at July 2, 2011 from 135 days at April 2, 2011. The combined inventory days as of April 2, 2011 was relatively higher than usual due to build ahead of a number of legacy parts as a result of the closure of a particular foundry line and higher safety stock levels on certain parts in light of tight capacity at our foundry partners in anticipation of future demand. As more capacity becomes available at our foundry partners, we plan to reduce the balance of our safety stock levels.

For the first quarter of fiscal 2011, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in other assets and deferred income taxes, and increases in accounts payable. These items were partially offset by an increase in accounts receivable, prepaid expenses and other current assets and inventories.

Investing Activities - Net cash used in investing activities of $414.2 million during the first quarter of fiscal 2012 included net purchases of available-for-sale securities of $370.4 million, $30.0 million for other investing activities and $13.8 million for purchases of property, plant and equipment. Net cash used in investing activities of $275.3 million during the first quarter of fiscal 2011 included net purchases of available-for-sale securities of $256.0 million, $18.3 million for purchases of property, plant and equipment and $1.0 million for other investing activities.

Financing Activities - Net cash used in financing activities was $84.7 million in the first quarter of fiscal 2012 and consisted of $65.7 million of repurchase of common stocks and $50.5 million for dividend payments to stockholders, offset by $25.4 million of proceeds from the issuance of common stock under employee stock plans and $6.0 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2011 period, net cash used in financing activities was $51.3 million and consisted of $588.0 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $4.8 million of proceeds from issuance of common stock under employee stock plans and $1.0 million for the excess of the tax benefit from stock-based compensation, offset by $433.3 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $43.8 million for dividend payments to stockholders.

Stockholders’ equity increased $85.5 million during the first quarter of fiscal 2012. The increase was attributable to $154.4 million in net income for the first quarter of fiscal 2012, $25.4 million of issuance of common stock under employee stock plans, $13.8 million of stock-based compensation, $5.3 million of excess tax benefit associated with stock option exercises and $2.7 million of change in unrealized losses on available-for-sale securities, net of deferred tax liabilities. The decreases were offset by $65.7 million of repurchase of common stocks and $50.5 million of payment of dividends to stockholders.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See “Note 15. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of July 2, 2011 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of July 2, 2011, we had $105.8 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 2, 2011, we also had $14.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 31, 2013.

We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of July 2, 2011 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year, beginning September 15, 2007. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year, beginning December 15, 2010. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of July 2, 2011, $47.6 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of July 2, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We used $65.7 million of cash to repurchase 1.9 million shares of our common stock during the first quarter of fiscal 2012 (see “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information). We used $433.3 million of cash to repurchase 16.3 million shares of common stock during the first quarter of fiscal 2011. During the first quarter of fiscal 2012, we paid $50.5 million in cash dividends to stockholders, representing $0.19 per common share. During the first quarter of fiscal 2011, we paid $43.8 million in cash dividends to stockholders, representing $0.16 per common share. On July 19, 2011, our Board of Directors declared a cash dividend of $0.19 per common share for the second quarter of fiscal 2012. The dividend is payable on August 31, 2011 to stockholders of record on August 10, 2011. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of July 2, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $31.2 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 1% as of July 2, 2011. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.43 billion as of July 2, 2011. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 2, 2011 would have affected the fair value of our investment portfolio by less than $21.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. While general conditions in the global credit markets have improved, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of July 2, 2011 and April 2, 2011, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	July 2, 2011	April 2, 2011
Euro	$40,990	$38,787
Singapore dollar	70,383	52,782
Japanese Yen	11,265	12,382
British Pound	9,102	8,853

	$131,740	$112,804

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2011 and May 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of July 2, 2011 and April 2, 2011.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at July 2, 2011 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by approximately $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 2, 2011 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against us in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to us is estimable at this time. The lawsuit is currently scheduled to go to trial in December 2011.

On July 30, 2010, a patent infringement lawsuit was filed by Intellitech against us in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertains to a single patent and Intellitech seeks declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. Neither the likelihood, nor the amount of any potential exposure to us is estimable at this time.

On February 15, 2011, we filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-0699). The lawsuit pertains to seven patents and a single trademark and we seek declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees.

On February 14, 2011, we filed a complaint for declaratory judgment against Intellectual Ventures in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Invention Investment Fund I LP, Invention Investment Fund II LLC, Intellectual Ventures LLC, Intellectual Ventures Management LLC, Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No. CV11-0671). The lawsuit pertains to twelve patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

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

During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. These economic conditions had a negative impact on our results of operations during the third and fourth quarters of fiscal 2009 and the first and second quarters of fiscal 2010 due to reduced customer demand. While there have been recent improvements in global economic conditions and our results of operations improved after the second half of fiscal 2010, there is no guarantee that these improvements will continue in the future. Recent events have shown that the financial conditions of sovereign nations, particularly in Europe, are of continuing concern. If unpredictable economic conditions persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

Our programmable logic devices (PLDs) compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi (which acquired Actel Corporation during the third quarter of fiscal 2011), and from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues. We believe that important competitive factors in the logic IC industry include:

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by field programmable gate arrays- (FPGA) type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers; and

•	other new or emerging programmable logic products.

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

In addition, a number of our customers are located in Japan, which accounted for 9% of our revenue in the first quarter of fiscal 2012. As a result of the earthquake, we were temporarily unable to ship product to customers located in the areas impacted by the natural disaster. Other customers not located near the epicenter of the earthquake and customers based outside of Japan who source other component parts from Japan may also be affected by the consequences of these natural disasters. If adverse conditions persist, we may experience delay or cancellation of orders from such customers, which would adversely affect our revenue and results of operations.

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

Resale of product through Avnet accounted for 49% of our worldwide net revenues in the first quarter of fiscal 2012, and as of July 2, 2011, Avnet accounted for 94% of our total net accounts receivable. To align with our strategic initiative to consolidate our distribution channel, we have further strengthened our partnership with Avnet and recently, Avnet committed more personnel and resources to our business. In return for these long-term commitments, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and days sales outstanding (DSO) as of the end of our second and third quarter of fiscal 2011 compared to our historical level. Our trade accounts receivable balance and DSO levels specific to Avnet decreased in the fourth quarter of fiscal 2011 when Avnet returned to standard payment terms, but increased again as of the end of the first quarter of fiscal 2012 due to the timing of collections from and credits issued to Avnet. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

We are also dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, transitions to new service providers or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. In connection with the restructuring we announced in April 2009, our international operations grew as we relocated certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weakness in these markets adversely affected revenues. While there have been signs of economic recovery in the U.S. and other markets, there can be no assurance that such improvement will continue or is sustainable. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries and have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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

As of July 2, 2011, we had 2.00 billion authorized common shares, of which 264.3 million shares were outstanding. In addition, 45.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.

The aggregate principal amount of our consolidated indebtedness as of July 2, 2011 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. The 2010 Repurchase Program has no stated expiration date. Through July 2, 2011, the Company had used $158.9 million out of the $500.0 million authorized under the 2010 Repurchase Program, leaving $341.1 million available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2012:

(In thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 2, 2011 to May 7, 2011	0	$0	0	$406,767
May 7, 2011 to June 4, 2011	1,422	$35.16	1,422	$356,768
June 4, 2011 to July 2, 2011	457	$34.24	457	$341,114

Total for the Quarter	1,879	$34.94	1,879

ITEM 6. EXHIBITS

10.15	Restricted Stock Unit Issuance Agreement

10.16	Performance Based Restricted Stock Unit Issuance Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS* XBRL Instance Document

101.	SCH* XBRL Taxonomy Extension Schema Document

101.	CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB* XBRL Taxonomy Extension Label Linkbase Document

101.	PRE* XBRL Taxonomy Extension Presentation Linkbase Document

101.	DEF* XBRL Taxonomy Extension Definition Linkbase Document

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

XILINX, INC.

Date: August 9, 2011	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer
(as principal accounting and financial officer and on behalf of Registrant)