Form 10-Q
period 2011-10-01
XILINX INC
filed 2011-11-08
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 21, 2011

Common Stock, $.01 par value	262,461,679

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net revenues	$555,209	$619,666	$1,170,672	$1,214,403
Cost of revenues	200,564	213,260	423,696	421,436

Gross margin	354,645	406,406	746,976	792,967

Operating expenses:
Research and development	105,774	96,578	211,791	191,062
Selling, general and administrative	88,681	87,174	185,077	171,232
Amortization of acquisition-related intangibles	1,982	0	3,605	0
Restructuring charges	3,369	0	3,369	0

Total operating expenses	199,806	183,752	403,842	362,294

Operating income	154,839	222,654	343,134	430,673
Interest and other expense, net	(8,598)	(3,484)	(16,409)	(8,614)

Income before income taxes	146,241	219,170	326,725	422,059
Provision for income taxes	19,955	48,275	46,065	92,577

Net income	$126,286	$170,895	$280,660	$329,482

Net income per common share:
Basic	$0.48	$0.66	$1.06	$1.23

Diluted	$0.47	$0.65	$1.03	$1.22

Cash dividends per common share	$0.19	$0.16	$0.38	$0.32

Shares used in per share calculations:
Basic	264,006	260,151	264,853	267,355

Diluted	267,927	263,286	273,009	270,484

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
(In thousands, except par value amounts)	2011	2011*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$602,952	$1,222,359
Short-term investments	1,204,593	704,054
Accounts receivable, net	216,416	286,464
Inventories	247,652	264,745
Deferred tax assets	84,584	88,064
Prepaid expenses and other current assets	58,061	57,100

Total current assets	2,414,258	2,622,786

Property, plant and equipment, at cost:	772,928	747,941
Accumulated depreciation and amortization	(388,035)	(367,371)

Net property, plant and equipment	384,893	380,570
Long-term investments	1,048,492	766,452
Goodwill	149,693	133,580
Acquisition-related intangibles, net	40,296	26,896
Other assets	230,167	210,566

Total Assets	$4,267,799	$4,140,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$84,186	$99,252
Accrued payroll and related liabilities	116,571	125,582
Deferred income on shipments to distributors	72,504	99,763
Other accrued liabilities	94,188	43,543

Total current liabilities	367,449	368,140

Convertible debentures	899,803	890,980

Deferred tax liabilities	433,491	403,990

Long-term income taxes payable	48,874	45,306

Other long-term liabilities	25,768	17,817

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	0	0
Common stock, $.01 par value	2,624	2,646
Additional paid-in capital	1,121,868	1,163,410
Retained earnings	1,361,552	1,238,044
Accumulated other comprehensive income	6,370	10,517

Total stockholders’ equity	2,492,414	2,414,617

Total Liabilities and Stockholders’ Equity	$4,267,799	$4,140,850

*	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 1,	October 2,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$280,660	$329,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,094	24,938
Amortization	8,036	3,686
Stock-based compensation	30,666	30,541
Net gain on sale of available-for-sale securities	(1,071)	(4,198)
Amortization of debt discount on convertible debentures	7,732	6,266
Derivatives — revaluation and amortization	1,091	375
Tax benefit from exercise of stock options	6,531	647
Excess tax benefit from stock-based compensation	(7,928)	(2,079)
Changes in assets and liabilities:
Accounts receivable, net	70,048	(294,031)
Inventories	17,271	(39,536)
Deferred income taxes	30,034	62,015
Prepaid expenses and other current assets	(7,659)	(9,266)
Other assets	9,362	6,129
Accounts payable	(15,067)	34,839
Accrued liabilities (including restructuring activities)	280	(4,218)
Income taxes payable	7,457	(12,408)
Deferred income on shipments to distributors	(27,259)	13,476

Net cash provided by operating activities	437,278	146,658

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,287,016)	(1,307,889)
Proceeds from sale and maturity of available-for-sale securities	1,514,431	920,628
Purchases of property, plant and equipment	(31,417)	(33,444)
Other investing activities	(34,507)	(1,000)

Net cash used in investing activities	(838,509)	(421,705)

Cash flows from financing activities:
Repurchases of common stock	(177,191)	(466,309)
Proceeds from issuance of common stock through various stock plans	51,891	45,554
Payment of dividends to stockholders	(100,804)	(85,462)
Proceeds from issuance of convertible debts, net of issuance costs	0	587,644
Purchase of call options	0	(112,319)
Proceeds from issuance of warrants	0	46,908
Excess tax benefit from stock-based compensation	7,928	2,079

Net cash provided by (used in) financing activities	(218,176)	18,095

Net decrease in cash and cash equivalents	(619,407)	(256,952)
Cash and cash equivalents at beginning of period	1,222,359	1,031,457

Cash and cash equivalents at end of period	$602,952	$774,505

Supplemental disclosure of cash flow information:
Interest paid	$18,651	$10,914
Income taxes paid, net of refunds	$3,807	$36,055
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 is a 52-week year ending on March 31, 2012. Fiscal 2011, which ended on April 2, 2011, was also a 52-week fiscal year. The quarters ended October 1, 2011 and October 2, 2010 each included 13 weeks.
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
In April 2011, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that results in common principles and requirements for measuring and disclosing fair value, which apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is to be applied prospectively. For public entities, this guidance is effective during interim and annual periods beginning after December 15, 2011, which for the Company is its fourth quarter of fiscal 2012. Early application is not permitted. The Company does not expect this new guidance to have significant impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued the authoritative guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is to be applied retrospectively. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is its first quarter of fiscal 2013. Early application is permitted. This guidance does not affect the underlying accounting for components of other comprehensive income, but will change the presentation of the Company’s consolidated financial statements.
In September 2011, the FASB issued the authoritative guidance that gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test for purposes of evaluating goodwill. The guidance is effective for fiscal years beginning after December 15, 2011, which for the Company is for its fiscal year 2013. Early adoption is permitted. The Company does not expect this new guidance to have significant impact on the Company’s consolidated financial statements.
Note 3. Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of October 1, 2011 and April 2, 2011, Avnet accounted for 84% and 79% of the Company’s total net accounts receivable, respectively.

Resale of product through Avnet accounted for 47% and 48% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2012, respectively. For the second quarter and the first six months of fiscal 2011, resale of product through Avnet accounted for 53% and 52% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
One end customer accounted for 14% and 11% of net revenues for the second quarter of fiscal 2012 and 2011, respectively. One end customer accounted for 11% and 10% of net revenues for the first half of fiscal 2012 and 2011, respectively.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 92% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of October 1, 2011, approximately 1% of the Company’s $2.79 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $3.4 million that were downgraded to an A rating during fiscal 2009. While these securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets, which have not been completely resolved as of October 1, 2011, the Company has collected and expects to collect all interest payable on these securities when due. Substantially all of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. Because there can be no assurance of a successful auction in the future, these student loan auction rate securities are classified as long-term investments on the consolidated balance sheets. The maturity dates range from December 2027 to May 2046.
As of October 1, 2011, approximately 28% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2012 and the Company did not adjust or override any fair value measurements as of October 1, 2011.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2011 and April 2, 2011:

	October 1, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Cash and cash equivalents:
Money market funds	$222,364	$0	$0	$222,364
Bank certificates of deposit	0	15,000	0	15,000
Commercial paper	0	154,302	0	154,302
U.S. government and agency securities	0	9,998	0	9,998
Foreign government and agency securities	0	136,474	0	136,474

Short-term investments:
Bank certificates of deposit	0	132,784	0	132,784
Commercial paper	0	499,831	0	499,831
Corporate bonds	0	36,516	0	36,516
U.S. government and agency securities	0	72,059	0	72,059
Foreign government and agency securities	0	463,363	0	463,363
Mortgage-backed securities	0	40	0	40

Long-term investments:
Corporate bonds	0	158,119	0	158,119
Auction rate securities	0	0	29,048	29,048
Municipal bonds	0	26,170	0	26,170
U.S. government and agency securities	19,459	44,834	0	64,293
Mortgage-backed securities	0	770,862	0	770,862

Total assets measured at fair value	$241,823	$2,520,352	$29,048	$2,791,223

Liabilities
Foreign currency forward contracts, net	$0	$3,445	$0	$3,445
Convertible debentures — embedded derivative	0	0	2,007	2,007

Total liabilities measured at fair value	$0	$3,445	$2,007	$5,452

Net assets measured at fair value	$241,823	$2,516,907	$27,041	$2,785,771

	April 2, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Cash and cash equivalents:
Money market funds	$275,596	$0	$0	$275,596
Bank certificates of deposit	0	79,984	0	79,984
Commercial paper	0	485,315	0	485,315
U.S. government and agency securities	29,998	99,974	0	129,972
Foreign government and agency securities	0	161,970	0	161,970

Short-term investments:
Bank certificates of deposit	0	10,000	0	10,000
Commercial paper	0	224,896	0	224,896
Municipal bonds	0	45	0	45
U.S. government and agency securities	14,404	7,996	0	22,400
Foreign government and agency securities	0	384,428	0	384,428
Floating rate notes	0	62,261	0	62,261
Mortgage-backed securities	0	24	0	24

Long-term investments:
Corporate bonds	0	25,566	0	25,566
Auction rate securities	0	0	34,950	34,950
Municipal bonds	0	16,913	0	16,913
U.S. government and agency securities	7,941	45,570	0	53,511
Floating rate notes	0	29,869	0	29,869
Mortgage-backed securities	0	605,643	0	605,643

Foreign currency forward contracts, net	0	5,134	0	5,134

Total assets measured at fair value	$327,939	$2,245,588	$34,950	$2,608,477

Liabilities
Convertible debentures — embedded derivative	$0	$0	$945	$945

Total liabilities measured at fair value	$0	$0	$945	$945

Net assets measured at fair value	$327,939	$2,245,588	$34,005	$2,607,532

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis
The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Balance as of beginning of period	$30,636	$61,725	$34,005	$60,796
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(1,435)	(145)	(1,062)	(614)
Included in other comprehensive income	(1,210)	940	(552)	2,788
Sales and settlements, net (1)	(950)	0	(5,350)	(450)

Balance as of end of period	$27,041	$62,520	$27,041	$62,520

(1)
During the three months ended October 1, 2011, $950 thousand of student loan auction rate securities were redeemed for cash at par value. During the first six months ended October 1, 2011 and October 2, 2010, $5.4 million and $450 thousand of student loan auction rate securities, respectively, were redeemed for cash at par value.

The amount of total losses included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010

Interest and other expense, net	$(1,435)	$(145)	$(1,062)	$(614)
As of October 1, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $29.0 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.
In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of October 1, 2011 was $689.6 million. The fair value of the 3.125% Debentures as of October 1, 2011 was approximately $694.8 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of October 1, 2011, the Company had non-marketable equity securities in private companies of $12.5 million (adjusted cost, which approximates fair value). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. No material impairment loss on non-marketable equity investments was recognized during the first six months of fiscal 2012 or 2011.

Note 5. Financial Instruments
The following is a summary of available-for-sale securities as of the end of the periods presented:

	October 1, 2011				April 2, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$222,364	$0	$0	$222,364	$275,596	$0	$0	$275,596
Bank certificates of deposit	147,784	0	0	147,784	89,984	0	0	89,984
Commercial paper	654,132	1	0	654,133	710,210	2	(1)	710,211
Corporate bonds	193,538	1,667	(570)	194,635	25,501	69	(4)	25,566
Auction rate securities	32,900	0	(3,852)	29,048	38,250	0	(3,300)	34,950
Municipal bonds	25,138	1,047	(15)	26,170	16,818	192	(52)	16,958
U.S. government and agency securities	146,037	358	(45)	146,350	206,052	38	(207)	205,883
Foreign government and agency securities	599,818	27	(8)	599,837	546,407	7	(16)	546,398
Floating rate notes	0	0	0	0	91,927	204	(1)	92,130
Mortgage-backed securities	758,995	13,429	(1,522)	770,902	598,046	8,984	(1,363)	605,667

	$2,780,706	$16,529	$(6,012)	$2,791,223	$2,598,791	$9,496	$(4,944)	$2,603,343

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of October 1, 2011 and April 2, 2011:

	October 1, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$29,634	$(570)	$0	$0	$29,634	$(570)
Auction rate securities	0	0	29,048	(3,852)	29,048	(3,852)
Municipal bonds	4,607	(9)	486	(6)	5,093	(15)
U.S. government and agency securities	93,586	(45)	0	0	93,586	(45)
Foreign government and agency securities	24,974	(8)	0	0	24,974	(8)
Mortgage-backed securities	171,611	(1,488)	4,051	(34)	175,662	(1,522)

	$324,412	$(2,120)	$33,585	$(3,892)	$357,997	$(6,012)

	April 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Commercial paper	$44,982	$(1)	$0	$0	$44,982	$(1)
Corporate bonds	6,129	(4)	0	0	6,129	(4)
Auction rate securities	0	0	34,950	(3,300)	34,950	(3,300)
Municipal bonds	4,992	(42)	936	(10)	5,928	(52)
U.S. government and agency securities	108,464	(207)	0	0	108,464	(207)
Foreign government and agency securities	67,061	(16)	0	0	67,061	(16)
Floating rate notes	25,020	(1)	0	0	25,020	(1)
Mortgage-backed securities	178,844	(1,356)	1,094	(7)	179,938	(1,363)

	$435,492	$(1,627)	$36,980	$(3,317)	$472,472	$(4,944)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of October 1, 2011 and April 2, 2011 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of October 1, 2011 and April 2, 2011, and was primarily related to failed auction rate securities due to adverse conditions in the global credit markets during the past three years. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities and mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	October 1, 2011
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,520,356	$1,520,367
Due after one year through five years	242,217	244,044
Due after five years through ten years	254,356	258,891
Due after ten years	541,413	545,557

	$2,558,342	$2,568,859

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Proceeds from sale of available-for-sale securities	$77,608	$132,098	$107,985	$157,500

Gross realized gains on sale of available-for-sale securities	$758	$3,785	$1,097	$4,356
Gross realized losses on sale of available-for-sale securities	(21)	(135)	(26)	(158)

Net realized gains on sale of available-for-sale securities	$737	$3,650	$1,071	$4,198

Amortization of premiums on available-for-sale securities	$3,262	$1,561	$5,575	$3,102

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
As of October 1, 2011 and April 2, 2011, the Company had the following outstanding forward currency exchange contracts which are derivative financial instruments:

	October 1,	April 2,
(In thousands and U.S. dollars)	2011	2011
Euro	$40,479	$38,787
Singapore dollar	62,809	52,782
Japanese Yen	11,863	12,382
British Pound	14,619	8,853

	$129,770	$112,804

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2011 and August 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of October 1, 2011, 97% of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated net amount of the existing gains or losses as of October 1, 2011 that is expected to be reclassified into earnings within the next 12 months was $2.1 million. The ineffective portion of the gain or loss on the forward contract was included in the net income for all periods presented.
As of October 1, 2011, 3% of the forward foreign currency exchange contracts were designated and qualified as fair value hedges, and the related realized and unrealized gain or loss on the forward contracts was immaterial for all periods presented.
The Company may enter into forward foreign currency exchange contracts to hedge firm commitments such as acquisitions and capital expenditures. Gains and losses on foreign currency forward contracts that are designated as hedges of anticipated transactions, for which a firm commitment has been attained and the hedged relationship has been effective, are deferred and included in income or expenses in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of income as they are incurred.
The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 4. Fair Value Measurements” for more discussion about the embedded derivative. The fair value of the embedded derivative was $2.0 million and $945 thousand as of October 1, 2011 and April 2, 2011, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of October 1, 2011 and April 2, 2011, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

October 1, 2011	Prepaid expenses and other current assets	$888	Other accrued liabilities	$4,333

April 2, 2011	Prepaid expenses and other current assets	$5,205	Other accrued liabilities	$71

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income:

	Amount of Gain
	(Loss) Recognized	Amount of Gain
	in OCI on	(Loss) Reclassified
	Derivative	from Accumulated	Amount of Gain
(In thousands)	(Effective portion of	OCI into Income	(Loss) Recorded
Derivatives Types	cash flow hedging)	(Effective portion)*	(Ineffective portion)*

		Three Months Ended October 1, 2011
Foreign exchange contracts (cash flow hedging)	$(8,187)	$2,339	$(3)

		Three Months Ended October 2, 2010
Foreign exchange contracts (cash flow hedging)	$6,620	$89	$7

Interest rate swaps (fair value hedging)	$0	$0	$224

		Six Months Ended October 1, 2011
Foreign exchange contracts (cash flow hedging)	$(8,784)	$5,103	$(4)

		Six Months Ended October 2, 2010
Foreign exchange contracts (cash flow hedging)	$7,488	$(523)	$8

Interest rate swaps (fair value hedging)	$0	$0	$268

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Stock-based compensation included in:
Cost of revenues	$1,284	$1,312	$2,594	$2,579
Research and development	8,103	7,341	14,590	14,545
Selling, general and administrative	7,512	6,768	13,482	13,417

	$16,899	$15,421	$30,666	$30,541

During the first six months of fiscal 2012 and 2011, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $6.5 million and $647 thousand, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan (ESPP) were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair values per share of stock options granted during the second quarter of fiscal 2012 was $8.03 ($6.72 for the second quarter of fiscal 2011) and for the first six months of fiscal 2012 was $7.87 ($6.72 for the first six months of fiscal 2011), which were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Expected life of options (years)	5.2	5.1	5.2	5.1
Expected stock price volatility	0.34	0.36	0.31	0.36
Risk-free interest rate	1.2%	1.8%	1.7%	1.8%
Dividend yield	2.3%	2.5%	2.3%	2.5%
The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the second quarter of fiscal 2012 was $34.33 ($23.90 for the second quarter of fiscal 2011) and for the first six months of fiscal 2012 was $34.13 ($23.91 for the first six months of fiscal 2011), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Risk-free interest rate	0.7%	1.0%	0.8%	1.0%
Dividend yield	2.1%	2.5%	2.1%	2.5%
Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise Price
(Shares in thousands)	Shares	Per Share
April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69

April 2, 2011	24,969	$29.11
Granted	57	$33.58
Exercised	(1,959)	$24.93
Forfeited/cancelled/expired	(2,344)	$36.86

October 1, 2011	20,723	$28.63

Options exercisable at:
October 1, 2011	17,613	$29.35
April 2, 2011	20,837	$30.08
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. The mix of stock options and RSU awards changes depending upon the grade level of the employees. Employees at the lower grade levels typically receive mostly RSUs and may also receive stock options. Employees at the higher grade levels, including the Company’s executive officers, receive both stock options and RSUs. On August 10, 2011, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 4.5 million shares. As of October 1, 2011, 15.7 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months and six months ended October 1, 2011 was $3.3 million and $18.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended October 2, 2010 was $4.8 million and $6.4 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
		Weighted-
		Average Grant-
	Number of	Date Fair Value
(Shares in thousands)	Shares	Per Share
April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested	(1,192)	$22.23
Cancelled	(288)	$21.99

April 2, 2011	4,215	$23.19
Granted	2,128	$34.13
Vested	(1,166)	$23.03
Cancelled	(249)	$26.95

October 1, 2011	4,928	$27.91

Employee Stock Purchase Plan
Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 501 thousand shares for $13.3 million in the second quarter of fiscal 2012 and 958 thousand shares for $13.9 million in the second quarter of fiscal 2011. The per-share weighted-average fair values of stock purchase rights granted under the ESPP during the second quarter of fiscal 2012 and 2011 were $9.37 and $7.82, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2012 and 2011 were estimated at the date of grant using the following assumptions:

	2012	2011
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.29	0.33
Risk-free interest rate	0.2%	0.3%
Dividend yield	2.4%	2.3%
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2012. On August 10, 2011, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of October 1, 2011, 8.9 million shares were available for future issuance.
Note 8. Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 3.9 million and 4.6 million potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2012, respectively, that are not included in basic net income per common share. For both the second quarter and the first six months of fiscal 2011, the total shares used in the denominator of the diluted net income per common share calculation includes 3.1 million potentially dilutive common equivalent shares. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures, exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the ESPP.

Outstanding stock options, RSUs and warrants (see “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 29.0 million shares for both the second quarter and the first six months of fiscal 2012 under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
Diluted net income per common share for all periods, other than the first six months of fiscal 2012, does not include any incremental shares assuming the conversion of $600.0 million principal amount of 2.625% senior convertible debentures due June 15, 2017 (2.625% Debentures) and the 3.125% Debentures (see “Note 10. Convertible Debentures and Revolving Credit Facility”). The debentures will have no impact on diluted net income per common share if the price of the Company’s common stock is below the conversion price of each debenture, because the principal amount of these debentures will be settled in cash upon conversion. Prior to conversion, the Company includes the effect of the additional shares that may be issued upon conversions using the treasury stock method in the diluted net income per common share calculation, provided that the impact was not anti dilutive.
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
Note 9. Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	October 1,	April 2,
(In thousands)	2011	2011
Raw materials	$16,971	$15,465
Work-in-process	200,140	214,023
Finished goods	30,541	35,257

	$247,652	$264,745

Note 10. Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The fair value of the 2.625% Debentures as of October 1, 2011 was approximately $675.0 million, based on the last trading price of the 2.625% Debentures for the period. The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
In connection with the issuance of the 2.625% Debentures, in June 2010 the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company paid a variable interest rate equal to the three-month LIBOR minus 0.2077%, and received interest income at a fixed interest rate of 2.625%. In October 2010, the Company sold the interest rate swaps for $30.2 million. In accordance with the authoritative guidance for the accounting of derivative instruments and hedging activities issued by the FASB, the fair value of hedge accounting adjustment at the time of the sale of $29.9 million is amortized as reduction to interest expense over the remaining life of the 2.625% Debentures.

The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	October 1,	April 2,
(In thousands)	2011	2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(88,083)	(95,855)
Hedge accounting adjustment — sale of interest rate swap	25,454	27,700

Net carrying value of the 2.625% Debentures	$537,371	$531,845

Equity component — net carrying value	$105,620	$105,620

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Contractual coupon interest	$3,938	$3,938	$7,875	$4,988
Amortization of debt issuance costs	362	365	724	482
Amortization of debt discount	2,763	3,167	5,526	4,213

Total interest expense related to the 2.625% Debentures	$7,063	$7,470	$14,125	$9,683

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
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. During fiscal 2009, the Company repurchased some of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding in principal amount as of October 1, 2011. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.1695 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $30.15 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.

The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	October 1,	April 2,
(In thousands)	2011	2011
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(327,735)	(329,941)
Unamortized discount of embedded derivative from date of issuance	(1,475)	(1,504)

Carrying value of liability component — 3.125% Debentures	360,425	358,190
Carrying value of embedded derivative component	2,007	945

Net carrying value of the 3.125% Debentures	$362,432	$359,135

Equity component — net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Contractual coupon interest	$5,388	$5,388	$10,766	$10,776
Amortization of debt issuance costs	55	55	112	112
Amortization of embedded derivative	14	14	29	29
Amortization of debt discount	1,113	1,036	2,206	2,053

Total interest expense related to the 3.125% Debentures	$6,570	$6,493	$13,113	$12,970

Revolving Credit Facility
In April 2007, Xilinx entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in April 2012). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of October 1, 2011, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.
Note 11. Common Stock and Debentures Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through October 1, 2011, the Company had used $280.4 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $219.6 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of October 1, 2011 and April 2, 2011.
During the first six months of fiscal 2012, the Company repurchased 5.9 million shares of common stock in the open market for a total of $187.2 million under the 2010 Repurchase Program. During the first six months of fiscal 2011, the Company repurchased 17.6 million shares of common stock for a total of $466.3 million.
Note 12. Restructuring Charges
During the second quarter of fiscal 2012, the Company implemented restructuring measures designed to consolidate its research and development activities in the U.S. and to reduce its global workforce by 46 net positions, or less than 2%. The Company has substantially completed this restructuring plan in the second quarter of fiscal 2012. The Company recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses. These charges have been shown separately as restructuring charges on the condensed consolidated statements of income. Of the $3.4 million charges, the amount that had not been paid as of October 1, 2011 was $2.0 million, which is expected to be settled by the end of the third quarter of fiscal 2012.

Note 13. Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Interest income	$6,200	$4,542	$11,542	$9,062
Interest expense	(13,634)	(10,006)	(27,248)	(17,780)
Other income (expense), net	(1,164)	1,980	(703)	104

	$(8,598)	$(3,484)	$(16,409)	$(8,614)

Note 14. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Net income	$126,286	$170,895	$280,660	$329,482
Net change in unrealized gains on available-for-sale securities, net of tax	1,328	1,437	4,258	4,726
Reclassification adjustment for gains on available-for-sale securities, net of tax, included in net income	(375)	(2,126)	(562)	(2,449)
Net change in unrealized gain (loss) on hedging transactions, net of tax	(8,120)	6,620	(8,719)	7,487
Net change in cumulative translation adjustment	218	1,351	876	(137)

Comprehensive income	$119,337	$178,177	$276,513	$339,109

The components of accumulated other comprehensive income are as follows:

	October 1,	April 2,
(In thousands)	2011	2011
Accumulated unrealized gains on available-for-sale securities, net of tax	$6,515	$2,819
Accumulated unrealized gain (loss) on hedging transactions, net of tax	(3,496)	5,223
Accumulated cumulative translation adjustment	3,351	2,475

Accumulated other comprehensive income	$6,370	$10,517

Note 15. Income Taxes
The Company recorded tax provisions of $20.0 million and $46.1 million for the second quarter and the first six months of fiscal 2012, respectively, representing effective tax rates of 14% for both periods. The Company recorded tax provisions of $48.3 million and $92.6 million for the second quarter and the first six months of fiscal 2011, respectively, representing effective tax rates of 22% for both periods.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of October 1, 2011, determined in accordance with FASB authoritative guidance for measuring uncertain tax position, increased by $1.6 million in the second quarter of fiscal 2012 to $84.0 million. Such increase relates to various matters including the uncertainty over estimates and judgments made in calculating the research credit. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $57.2 million as of October 1, 2011. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of October 1, 2011 was $2.6 million. The increase of interest and penalties included in the Company’s provision for income taxes totaled $160 thousand and $348 thousand in the three and six months ended October 1, 2011, respectively.

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

Fiscal years	(In thousands)
2012 (remaining six months)	$3,531
2013	6,425
2014	4,682
2015	2,888
2016	1,597
Thereafter	4,961

$24,084

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.1 million as of October 1, 2011. Rent expense, net of rental income, under all operating leases was $521 thousand and $1.6 million for the second quarter and the first six months of fiscal 2012, respectively. Rent expense, net of rental income, under all operating leases was $1.4 million and $2.4 million for the second quarter and the first six months of fiscal 2011, respectively. Rental income was not material for the second quarter and first six months of fiscal 2012 or 2011.
Other commitments as of October 1, 2011 totaled $96.9 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 1, 2011, the Company also had $27.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through July 2014.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
Note 17. Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2012 and the end of fiscal 2011, the accrual balance of the product warranty liability was immaterial.
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

Note 18. Contingencies
Patent Litigation
On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, damages including enhanced damages, interest and attorneys’ fees. The lawsuit is currently scheduled to go to trial in December 2011. The plaintiff alleged that it has suffered damages in the amount of approximately $53.0 million as a result of the alleged infringement and is requesting trebling of damages as well as pre-judgment interest, attorneys fees and post-judgment royalties. The Company vigorously disputes its liability and the damages claimed by plaintiff. At this time, the Company is unable to estimate its range of possible loss.
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertained to a single patent and Intellitech sought declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. On February 15, 2011, the Company filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-0699). The lawsuit pertained to seven patents and a single trademark and the Company sought declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees. The parties reached a confidential agreement to settle both actions and the lawsuits were dismissed with prejudice on October 18, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.
On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.
On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera Corporation (Altera), Microsemi Corporation (Microsemi) and Lattice Semiconductor Corporation (Lattice) in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable estimate its range of possible loss in this matter at this time.
On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407).
On or about September 2, 2011, a patent infringement lawsuit was filed by HSM Portfolio LLC and Technology Properties Limited LLC (HSM/TPL) against the Company and seventeen other defendants in the U.S. District of Delaware (HSM Portfolio LLC and Technology Properties Limited LLC v. Fujitsu Limited, et al., Case No. CV11-770). The lawsuit pertains to four patents, two of which Xilinx is alleged to be infringing. HSM/TPL seek unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.
On or about September 15, 2011, a patent infringement lawsuit was filed by Smart Foundry Solutions, LLC (SFS) against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertains to a single patent and has not been served on Xilinx as of the date of this filing. SFS seeks injunctive relief, unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.
Other Matters
Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.
Note 19. Business Combinations
During the first quarter of fiscal 2012, the Company purchased certain assets and assumed certain liabilities of Modelware, Inc., a privately-held company that provides Packet Processing solutions in communications equipment, and Sarance Inc., a privately-held company that develops Ethernet and Interlaken Intellectual Property (IP) solutions for the logic integrated circuits (IC) landscape. Both acquisitions align with Xilinx’s strategy for accelerating market growth and meet the increasing demand from our wired communications customers to offer application specific IP. These acquisitions were accounted for under the purchase method of accounting. The aggregate financial impact of these acquisitions was not material to the Company.

Note 20. Goodwill and Acquisition-Related Intangibles
As of October 1, 2011 and April 2, 2011, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	October 1,	April 2,	Weighted Average
(In thousands)	2011	2011	Amortization Life
Goodwill	$149,693	$133,580

In-process research and development	$4,000	$6,000

Core technology, gross	76,440	58,439	5.7 years
Less accumulated amortization	(42,751)	(39,789)

Core technology, net	33,689	18,650

Other intangibles, gross	46,206	45,201	2.7 years
Less accumulated amortization	(43,599)	(42,955)

Other intangibles, net	2,607	2,246

Total acquisition-related intangibles, gross	126,646	109,640
Less accumulated amortization	(86,350)	(82,744)

Total acquisition-related intangibles, net	$40,296	$26,896

Amortization expense for acquisition-related intangible assets for the three and six months ended October 1, 2011 was $2.0 million and $3.6 million, respectively. There was no amortization expense for acquisition-related intangible assets for the three and six months ended October 2, 2010. Based on the carrying value of acquisition-related intangibles recorded as of October 1, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2012 (remaining six months)	$3,964
2013	8,536
2014	7,918
2015	7,289
2016	6,742
Thereafter	5,847

Total	$40,296

Note 21. Subsequent Event
On October 18, 2011, the Company’s Board of Directors declared a cash dividend of $0.19 per common share for the third quarter of fiscal 2012. The dividend is payable on November 30, 2011 to stockholders of record on November 9, 2011.

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
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable and non-marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to “Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations” included in our Form 10-K for the year ended April 2, 2011 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: Second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.1	34.4	36.2	34.7

Gross margin	63.9	65.6	63.8	65.3

Operating expenses:
Research and development	19.0	15.6	18.1	15.7
Selling, general and administrative	16.0	14.1	15.8	14.1
Amortization of acquisition-related intangibles	0.4	0.0	0.3	0.0
Restructuring charges	0.6	0.0	0.3	0.0

Total operating expenses	36.0	29.7	34.5	29.8

Operating income	27.9	35.9	29.3	35.5
Interest and other expense, net	(1.6)	(0.5)	(1.4)	(0.7)

Income before income taxes	26.3	35.4	27.9	34.8
Provision for income taxes	3.6	7.8	3.9	7.7

Net income	22.7%	27.6%	24.0%	27.1%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:
•	New Products include our most recent product offerings and include the Virtex®-7, KintexTM-7, Virtex-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.
•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.
•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.
•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.
These product categories, except for Support Products, are modified on a periodic basis to better reflect the age of the products and advances in technology. Other than the addition of our 28-nm products to the New Products category in this quarter, we have not made any modification since March 29, 2009, which was the beginning of our fiscal 2010. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the customers’ oldest systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.
Net revenues of $555.2 million in the second quarter of fiscal 2012 represented a 10% decrease from the comparable prior year period of $619.7 million. Net revenues for the first six months of fiscal 2012 were $1.17 billion, a 4% decrease from the comparable prior year period of $1.21 billion. Revenue from New Products increased in the second quarter and first six months of fiscal 2012 versus the comparable prior year periods but was not sufficient to fully offset the declines in Mainstream and Base Products. One end customer accounted for 14% and 11% of our net revenues for the second quarter and the first six months of fiscal 2012, respectively.
For the first six months of fiscal 2012, approximately 61% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of October 1, 2011, we had $103.3 million of deferred revenue and $30.8 million of deferred cost of revenues recognized as a net $72.5 million of deferred income on shipments to distributors. As of April 2, 2011, we had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the second quarter and the first six months of fiscal 2012 and 2011 were as follows:

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
New Products	$297.5	$272.0	9	$612.2	$505.0	21
Mainstream Products	122.7	170.2	(28)	266.6	348.2	(23)
Base Products	111.1	153.1	(27)	240.2	310.6	(23)
Support Products	23.9	24.4	(2)	51.7	50.6	2

Total net revenues	$555.2	$619.7	(10)	$1,170.7	$1,214.4	(4)

Net revenues from New Products increased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods as a result of continued strong market acceptance of these products, particularly for our 65-nanometer (nm) Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families. We expect sales of New Products, as currently defined, to continue to grow during this fiscal year as more customer programs enter volume production with our 40/45-nm products and sales from our 28-nm products begin to increase.
Net revenues from Mainstream Products decreased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods. The decreases were primarily due to the decline in sales of our Virtex-4 product family.
Net revenues from Base Products decreased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods. The decreases were mainly attributable to the decline in buying activities in our older product families.
Net revenues from Support Products decreased in the second quarter of fiscal 2012 compared to the prior year period. The decrease was primarily related to a decrease in sales from our PROM products. Net revenues from Support Products increased slightly in the first six months of fiscal 2012 compared to the prior year period due to an increase in sales from our PROM products as well as software.

Net Revenues by End Markets
Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the second quarter and the first six months of fiscal 2012 and 2011 were as follows:

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Change	October 1,	October 2,	% Change
(% of total net revenues)	2011	2010	in Dollars	2011	2010	in Dollars
Communications	44%	48%	(18)	44%	47%	(10)
Industrial and Other	33	31	(4)	34	32	2
Consumer and Automotive	16	15	(5)	15	15	(3)
Data Processing	7	6	0	7	6	13

Total net revenues	100%	100%	(10)	100%	100%	(4)

Net revenues from the Communications end market decreased in the second quarter and first six months of fiscal 2012 compared to the prior year periods. The decreases were due to weaker sales from both wired and wireless communication applications.
Net revenues from the Industrial and Other end market decreased (in terms of absolute dollars) in the second quarter of fiscal 2012 versus the comparable prior year period. The decrease was largely due to a decline in sales from test and measurement applications. Net revenues from the Industrial and Other end market increased in the first six months of fiscal 2012 compared to the prior year period. The increase was due to increased sales from industrial, scientific and medical applications which more than offset weakness in defense and test and measurement applications.
Net revenues from the Consumer and Automotive end market decreased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods. The decreases were due to decreased sales from audio, video and broadcast and consumer applications which more than offset stronger sales from automotive applications.
Net revenues from the Data Processing end market were flat in the second quarter of fiscal 2012 as strength in storage applications was offset by weaker sales from computing and data processing applications. Net revenues from the Data Processing end market increased in the first six months of fiscal 2012 from the comparable prior year period. The increase was primarily due to higher sales from computing, data processing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2012 and 2011 were as follows:

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
North America	$161.4	$186.5	(13)	$342.6	$378.4	(9)
Asia Pacific	172.0	218.0	(21)	388.6	422.1	(8)
Europe	161.7	160.9	0	322.1	315.2	2
Japan	60.1	54.3	11	117.4	98.7	19

Total net revenues	$555.2	$619.7	(10)	$1,170.7	$1,214.4	(4)

Net revenues in North America decreased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods. The decreases were primarily due to weakness across most end market segments including Communications, Industrial and Other and Consumer and Automotive.

Net revenues in Asia Pacific decreased in the second quarter and first six months of fiscal 2012 from the comparable prior year periods. The decreases were primarily due to decreased sales from the Communications end market with particular weakness coming from wireless communications applications.
Net revenues in Europe were essentially flat in the second quarter of fiscal 2012 compared with the prior year period. Net revenues in Europe increased slightly in the first six months of fiscal 2012 versus the prior year period as higher sales from the Industrial and Other and Data Processing end market segments more than offset weaker sales from the Communications end market segment.
The increases in Japan for both the second quarter and the first six months of fiscal 2012 from the comparable prior year periods were driven by strength in the Industrial and Other end market.
Gross Margin

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Gross margin	$354.6	$406.4	(13)	$747.0	$793.0	(6)
Percentage of net revenues	63.9%	65.6%		63.8%	65.3%
Gross margin decreased by 1.7 and 1.5 percentage points in the second quarter and the first six months of fiscal 2012, respectively, from the comparable prior year periods. This was driven primarily by the mix of products within the New Product family, the growth year-over-year of New Products family and lower sales from Mainstream and Base Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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
Research and Development

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Research and development	$105.8	$96.6	10	$211.8	$191.1	11
Percentage of net revenues	19%	16%		18%	16%
R&D spending increased $9.2 million, or 10%, for the second quarter of fiscal 2012 compared to the same period last year. For the first six months of fiscal 2012, R&D spending increased $20.7 million, or 11%, compared to the same period last year. The increases were primarily attributable to higher current period expenses related to our 28-nm development activities.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$88.7	$87.2	2	$185.1	$171.2	8
Percentage of net revenues	16%	14%		16%	14%

SG&A expenses increased $1.5 million during the second quarter of fiscal 2012 and $13.9 million during the first six months of fiscal 2012 compared to the same periods last year. The increases were primarily due to higher legal expenses related to the current litigation (see “Note 18. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information) and higher compensation expenses and were partially offset by reduction in outside sales commission due to lower revenues.
Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Amortization of acquisition-related intangibles	$2.0	$0	100	$3.6	$0	100
Percentage of net revenues	0%	0%		0%	0%
Amortization expense for the three and six months ended October 1, 2011 was related to the intangible assets obtained from recent acquisitions during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012. Prior to these recent acquisitions, the previous acquisition-related intangibles had been fully amortized as of the end of the first quarter of fiscal 2010.
Stock-Based Compensation

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.3	(2)	$2.6	$2.6	1
Research and development	8.1	7.3	10	14.6	14.5	0
Selling, general and administrative	7.5	6.8	11	13.5	13.4	0

	$16.9	$15.4	10	$30.7	$30.5	0

The 10% increase in stock-based compensation expense for the second quarter of fiscal 2012 compared to the same period in prior year was primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock unit at higher price in the current fiscal year compared to the prior year. The higher expense from restricted stock unit was partially offset by lower expenses related to stock option grant as we granted less stock options in the current fiscal year compared to the prior year, and lower expenses related to the ESPP due to lower number of shares expected to be issued. Total stock-based compensation expense for the first six months of fiscal 2012 stayed flat from the same period of prior year as the increase in expense from higher number of shares of restricted stock units granted with higher price in the current fiscal year was essentially offset by lower number of shares granted in stock option and lower number of expected shares to be granted in ESPP. We amortize our stock-based compensation using straight-line method over the requisite service period of generally four years.
The impact of forfeiture true up and forfeiture rate estimates in the first six months of fiscal 2012 and 2011 reduced stock-based compensation expense by $6.6 million and $7.0 million, respectively.
Restructuring Charges
During the second quarter of fiscal 2012, we implemented restructuring measures designed to consolidate our research and development activities in the U.S. and to reduce our global workforce by 46 net positions, or less than 2%. We have substantially completed this restructuring plan in the second quarter of fiscal 2012. We recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses. These charges have been shown separately as restructuring charges on the condensed consolidated statements of income. Of the $3.4 million charges, the amount that had not been paid as of October 1, 2011 was $2.0 million, which is expected to be settled by the end of the third quarter of fiscal 2012.
Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Interest and other expense, net	$8.6	$3.5	147	$16.4	$8.6	90
Percentage of net revenues	2%	1%		1%	1%

Our net interest and other expense increased by $5.1 million and $7.8 million, respectively, for the second quarter and the first six months of fiscal 2012 compared to the same period last year. The increases were primarily due to the impact of interest expenses and debt discount amortization related to the 2.625% Debentures, which was accounted for as interest expense.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
(In millions)	2011	2010	Change	2011	2010	Change
Provision for income taxes	$20.0	$48.3	(59)	$46.1	$92.6	(50)
Percentage of net revenues	4%	8%		4%	8%
Effective tax rate	14%	22%		14%	22%
The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The decreases in the effective tax rate in the second quarter and the first six months of fiscal 2012 as compared to the prior year periods included a decrease in taxes as a result of a change in the geographic mix of profit before taxes and an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided.
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
The combination of cash, cash equivalents and short-term and long-term investments as of October 1, 2011 and April 2, 2011 totaled $2.86 billion and $2.69 billion, respectively. As of October 1, 2011, we had cash, cash equivalents and short-term investments of $1.81 billion and working capital of $2.05 billion. As of April 2, 2011, cash, cash equivalents and short-term investments were $1.93 billion and working capital was $2.25 billion.
Operating Activities - During the first six months of fiscal 2012, our operations generated net positive cash flow of $437.3 million, which was $290.6 million higher than the $146.7 million generated during the first six months of fiscal 2011. The positive cash flow from operations generated during the first six months of fiscal 2012 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable, deferred income taxes, inventories, and other assets, as well as an increase in income taxes payable. These items were partially offset by a decrease in deferred income on shipments to distributors and accounts payable, as well as an increase in prepaid expenses and other current assets. Accounts receivable decreased by $70.0 million at October 1, 2011 from the levels at April 2, 2011, due to lower revenues. Days sales outstanding (DSO) decreased to 34 days at October 1, 2011 from 45 days at April 2, 2011. During fiscal 2011, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and DSO throughout fiscal 2011 compared to our historical level. In the fourth quarter of fiscal 2011, Avnet returned to standard payment terms and therefore our trade accounts receivable balance and DSO levels specific to Avnet subsequently decreased. Our inventory levels were $17.1 million lower at October 1, 2011 compared to April 2, 2011. Combined inventory days at Xilinx and distribution decreased to 120 days at October 1, 2011 from 135 days at April 2, 2011. The combined inventory days as of April 2, 2011 and October 1, 2011 were relatively higher than usual due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry line.
For the first six months of fiscal 2011, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decreases in deferred income taxes and other assets, as well as increases in accounts payable and deferred income on shipments to distributors. These items were partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets, as well as decreases in income taxes payable and accrued liabilities.
Investing Activities - Net cash used in investing activities of $838.5 million during the first six months of fiscal 2012 consisted of net purchases of available-for-sale securities of $772.6 million, $34.5 million for other investing activities and $31.4 million for purchases of property, plant and equipment. Net cash used in investing activities of $421.7 million during the first six months of fiscal 2011 consisted of net purchases of available-for-sale securities of $387.3 million, $33.4 million for purchases of property, plant and equipment and $1.0 million for other investing activities.

Financing Activities - Net cash used in financing activities was $218.2 million in the first six months of fiscal 2012 and consisted of $177.2 million of repurchase of common stocks and $100.8 million for dividend payments to stockholders, offset by $51.9 million of proceeds from the issuance of common stock under employee stock plans and $7.9 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2011 period, net cash provided by financing activities was $18.1 million and consisted of $587.6 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $45.6 million of proceeds from issuance of common stock under employee stock plans and $2.1 million for the excess of the tax benefit from stock-based compensation, offset by $466.3 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $85.5 million for dividend payments to stockholders.
Stockholders’ equity increased $77.8 million during the first six months of fiscal 2012. The increase was primarily attributable to $280.7 million in net income for the first six months of fiscal 2012, $51.9 million of issuance of common stock under employee stock plans, $30.7 million of stock-based compensation, $6.5 million of excess tax benefit associated with stock option exercises and $3.7 million of change in unrealized losses on available-for-sale securities, net of deferred tax liabilities. The increases were offset by $177.2 million of repurchase of common stocks, $100.8 million of payment of dividends to stockholders and $8.7 million of change in net unrealized gain (loss) on hedging transaction.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See “Note 16. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of October 1, 2011 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of October 1, 2011, we had $96.9 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 1, 2011, we also had $27.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through July 2014.
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of October 1, 2011 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.
As of October 1, 2011, $48.9 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of October 1, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Liquidity and Capital Resources
Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in April 2007 (expiring in April 2012). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

We repurchased 5.9 million shares of our common stock for $187.2 million during the first six months of fiscal 2012 (see “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information). We used $466.3 million of cash to repurchase 17.6 million shares of common stock during the first six months of fiscal 2011. During the first six months of fiscal 2012, we paid $100.8 million in cash dividends to stockholders, representing $0.38 per common share. During the first six months of fiscal 2011, we paid $85.5 million in cash dividends to stockholders, representing $0.32 per common share. On October 18, 2011, our Board of Directors declared a cash dividend of $0.19 per common share for the third quarter of fiscal 2012. The dividend is payable on November 30, 2011 to stockholders of record on November 9, 2011. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
The global credit crisis has imposed exceptional levels of volatility and disruption in the capital markets, diminishing liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, procurement of additional capital equipment and facilities, development of new products, and potential acquisitions of technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. “Other Information” and below could affect our cash positions adversely. In addition, certain types of investments such as auction rate securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.
As of October 1, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $29.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 1% as of October 1, 2011. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.57 billion as of October 1, 2011. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities and U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at October 1, 2011 would have affected the fair value of our investment portfolio by less than $25.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of October 1, 2011 and April 2, 2011, we had the following outstanding forward currency exchange contracts:

	October 1,	April 2,
(In thousands and U.S. dollars)	2011	2011
Euro	$40,479	$38,787
Singapore dollar	62,809	52,782
Japanese Yen	11,863	12,382
British Pound	14,619	8,853

	$129,770	$112,804

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2011 and August 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of October 1, 2011 and April 2, 2011.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at October 1, 2011 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by approximately $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at October 1, 2011 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Patent Litigation
On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, damages including enhanced damages, interest and attorneys’ fees. The lawsuit is currently scheduled to go to trial in December 2011. The plaintiff alleged that it has suffered damages in the amount of approximately $53.0 million as a result of the alleged infringement and is requesting trebling of damages as well as interest, attorneys fees, and post-judgment royalties. The Company vigorously disputes its liability and the damages claimed by plaintiff. At this time, the Company is unable to estimate its range of possible loss.
On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertained to a single patent and Intellitech sought declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. On February 15, 2011, the Company filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-0699). The lawsuit pertained to seven patents and a single trademark and the Company sought declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees. The parties reached a confidential agreement to settle both actions and the lawsuits were dismissed with prejudice on October 18, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.
On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.
On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera Corporation (Altera), Microsemi Corporation (Microsemi) and Lattice Semiconductor Corporation (Lattice) in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable estimate its range of possible loss in this matter at this time.
On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407).
On or about September 2, 2011, a patent infringement lawsuit was filed by HSM Portfolio LLC and Technology Properties Limited LLC (HSM/TPL) against the Company and seventeen other defendants in the U.S. District of Delaware (HSM Portfolio LLC and Technology Properties Limited LLC v. Fujitsu Limited, et al., Case No. CV11-770). The lawsuit pertains to four patents, two of which Xilinx is alleged to be infringing. HSM/TPL seek unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.
On or about September 15, 2011, a patent infringement lawsuit was filed by Smart Foundry Solutions, LLC (SFS) against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertains to a single patent and has not been served on Xilinx as of the date of this filing. SFS seeks injunctive relief, unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.
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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:
•	timely completion of new product designs;
•	ability to generate new design opportunities or design wins;
•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28-nm and smaller;
•	achieving acceptable yields;
•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;
•	ability to obtain advanced packaging;
•	availability of supporting software design tools;
•	utilization of predefined IP of logic;
•	customer acceptance of advanced features in our new products; and
•	market acceptance of our customers’ products.
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
Nearly all of our wafers were manufactured either in Taiwan, by United Microelectronics Corporation (UMC), or in Japan, by Toshiba Corporation (Toshiba). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation (Seiko) and the wafers for some of our newer products are manufactured in Taiwan, by Taiwan Semiconductor Manufacturing Company Limited and in South Korea, by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which has led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent events have shown that the financial conditions of sovereign nations, particularly in Europe, are of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions have resulted in reduced customer demand and had a negative impact on our results of operations for the second quarter of fiscal 2012, the first and second quarters of fiscal 2010 and third and fourth quarters of fiscal 2009. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Our programmable logic devices (PLDs) compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi, and from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues. We believe that important competitive factors in the logic IC industry include:
•	product pricing;
•	time-to-market;
•	product performance, reliability, quality, power consumption and density;
•	field upgradeability;
•	adaptability of products to specific applications;
•	ease of use and functionality of software design tools;
•	availability and functionality of predefined IP logic;
•	inventory and supply chain management;
•	access to leading-edge process technology and assembly capacity; and
•	ability to provide timely customer service and support.
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
Certain of our foundries and manufacturing plants in our supply chain are located in Japan and were negatively impacted by the natural disasters, particularly as a result of disruptions to the country’s power supply. For example, certain suppliers of wafers and substrates were temporarily forced to halt production. While we secured alternate sources for these materials, there can be no assurance that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future as the impact of the natural disasters in Japan unfolds.

In addition, a number of our customers are located in Japan, which accounted for 10% of our revenue in the first six months of fiscal 2012. As a result of the earthquake, we were temporarily unable to ship product to customers located in the areas impacted by the natural disaster. Other customers not located near the epicenter of the earthquake and customers based outside of Japan who source other component parts from Japan may also be affected by the consequences of these natural disasters. If adverse conditions persist, we may experience delay or cancellation of orders from such customers, which would adversely affect our revenue and results of operations.
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
Resale of product through Avnet accounted for 48% of our worldwide net revenues in the first six months of fiscal 2012, and as of October 1, 2011, Avnet accounted for 84% of our total net accounts receivable. To align with our strategic initiative to consolidate our distribution channel, in fiscal 2011 we further strengthened our partnership with Avnet, and Avnet committed more personnel and resources to our business. In return for these long-term commitments, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and DSO as of the end of our second and third quarter of fiscal 2011 compared to our historical level. Our trade accounts receivable balance and DSO levels specific to Avnet decreased in the fourth quarter of fiscal 2011 when Avnet returned to standard payment terms, but increased again as of the end of the first quarter of fiscal 2012 due to the timing of collections from and credits issued to Avnet. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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

Our current inventory levels are higher than historical norms due to our decision to build incremental safety stock and to build ahead of a previously planned closure of a particular foundry process line at one of our foundry partners. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. In connection with the restructuring we announced in April 2009, our international operations grew as we relocated certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weakness in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movement of the Euro and Yen against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.
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
We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. For example, in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.
Earthquakes and other natural disasters could disrupt our operations and have a material adverse affect on our financial condition and results of operations.
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us. For example, our customers’ supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products.
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
As of October 1, 2011, we had 2.00 billion authorized common shares, of which 262.4 million shares were outstanding. In addition, 50.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate principal amount of our consolidated indebtedness as of October 1, 2011 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:
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
We recently acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:
•	our ongoing business may be disrupted and our management’s attention may be diverted by investment, acquisition, transition or integration activities;
•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;
•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;
•	we may have difficulty incorporating acquired technologies or products with our existing product lines;
•	we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support such products;
•	our strategic investments may not perform as expected; and
•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.
The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. The 2010 Repurchase Program has no stated expiration date. Through October 1, 2011, the Company had used $280.4 million out of the $500.0 million authorized under the 2010 Repurchase Program, leaving $219.6 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the second quarter of fiscal 2012:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average	Shares Purchased	Shares that May
(In thousands, except per share amounts)	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Programs
July 3, 2011 to August 6, 2011	1,135	$32.60	1,135	$304,131
August 7, 2011 to September 3, 2011	1,827	$29.56	1,827	$250,130
September 4, 2011 to October 1, 2011	1,057	$28.89	1,057	$219,589

Total for the Quarter	4,019	$30.24	4,019

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

XILINX, INC.
Date: November 8, 2011	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)