Form 10-Q
period 2011-12-31
XILINX INC
filed 2012-02-07
CIK 743988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 20, 2012
Common Stock, $.01 par value	261,834,630

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands, except per share amounts)	2011	2011	2011	2011
Net revenues	$511,091	$567,190	$1,681,763	$1,781,593
Cost of revenues	174,805	194,419	598,501	615,855

Gross margin	336,286	372,771	1,083,262	1,165,738

Operating expenses:
Research and development	108,245	98,453	320,036	289,515
Selling, general and administrative	88,934	86,531	274,011	257,763
Amortization of acquisition-related intangibles	1,982	0	5,587	0
Restructuring charges	0	4,276	3,369	4,276

Total operating expenses	199,161	189,260	603,003	551,554

Operating income	137,125	183,511	480,259	614,184
Interest and other expense, net	(7,187)	(3,302)	(23,596)	(11,916)

Income before income taxes	129,938	180,209	456,663	602,268
Provision for income taxes	2,924	27,868	48,989	120,445

Net income	$127,014	$152,341	$407,674	$481,823

Net income per common share:
Basic	$0.49	$0.59	$1.54	$1.82

Diluted	$0.47	$0.58	$1.50	$1.79

Cash dividends per common share	$0.19	$0.16	$0.57	$0.48

Shares used in per share calculations:
Basic	261,257	259,418	264,183	265,085

Diluted	267,884	263,612	271,713	268,778

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	April 2,
(In thousands, except par value amounts)	2011	2011*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$661,325	$1,222,359
Short-term investments	1,099,306	704,054
Accounts receivable, net	211,132	286,464
Inventories	245,476	264,745
Deferred tax assets	77,948	88,064
Prepaid expenses and other current assets	57,367	57,100

Total current assets	2,352,554	2,622,786

Property, plant and equipment, at cost:	784,461	747,941
Accumulated depreciation and amortization	(394,447)	(367,371)

Net property, plant and equipment	390,014	380,570
Long-term investments	1,190,812	766,452
Goodwill	149,701	133,580
Acquisition-related intangibles, net	38,314	26,896
Other assets	223,705	210,566

Total Assets	$4,345,100	$4,140,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,853	$99,252
Accrued payroll and related liabilities	115,563	125,582
Deferred income on shipments to distributors	63,225	99,763
Other accrued liabilities	104,796	43,543

Total current liabilities	382,437	368,140

Convertible debentures	903,059	890,980

Deferred tax liabilities	449,170	403,990

Long-term income taxes payable	28,098	45,306

Other long-term liabilities	21,360	17,817

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	0	0
Common stock, $.01 par value	2,615	2,646
Additional paid-in capital	1,128,405	1,163,410
Retained earnings	1,429,913	1,238,044
Accumulated other comprehensive income	43	10,517

Total stockholders’ equity	2,560,976	2,414,617

Total Liabilities and Stockholders’ Equity	$4,345,100	$4,140,850

*	Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Nine Months Ended
	December 31,	January 1,
(In thousands)	2011	2011
Cash flows from operating activities:
Net income	$407,674	$481,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,956	37,438
Amortization	12,363	5,559
Stock-based compensation	48,509	45,295
Net gain on sale of available-for-sale securities	(1,861)	(3,564)
Amortization of debt discount on convertible debentures	11,629	10,084
Derivatives — revaluation and amortization	450	(59)
Tax benefit from exercise of stock options	7,039	385
Excess tax benefit from stock-based compensation	(8,573)	(2,677)
Changes in assets and liabilities:
Accounts receivable, net	75,332	(106,922)
Inventories	19,626	(111,675)
Deferred income taxes	53,171	78,352
Prepaid expenses and other current assets	(5,498)	(5,002)
Other assets	4,371	7,357
Accounts payable	(399)	50,991
Accrued liabilities (including restructuring activities)	5,363	(18,128)
Income taxes payable	(15,366)	9,524
Deferred income on shipments to distributors	(36,538)	404

Net cash provided by operating activities	618,248	479,185

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,420,207)	(1,824,321)
Proceeds from sale and maturity of available-for-sale securities	2,623,384	1,435,276
Purchases of property, plant and equipment	(50,401)	(48,324)
Other investing activities	(33,886)	(1,400)

Net cash used in investing activities	(881,110)	(438,769)

Cash flows from financing activities:
Repurchases of common stock	(219,638)	(468,943)
Proceeds from issuance of common stock through various stock plans	63,263	69,947
Payment of dividends to stockholders	(150,370)	(126,951)
Proceeds from issuance of convertible debts, net of issuance costs	0	587,644
Purchase of call options	0	(112,319)
Proceeds from issuance of warrants	0	46,908
Proceeds from sale of interest rate swaps	0	30,214
Excess tax benefit from stock-based compensation	8,573	2,677

Net cash provided by (used in) financing activities	(298,172)	29,177

Net increase (decrease) in cash and cash equivalents	(561,034)	69,593
Cash and cash equivalents at beginning of period	1,222,359	1,031,457

Cash and cash equivalents at end of period	$661,325	$1,101,050

Supplemental disclosure of cash flow information:
Interest paid	$26,526	$19,051
Income taxes paid, net of refunds	$5,085	$23,529

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 is a 52-week year ending on March 31, 2012. Fiscal 2011, which ended on April 2, 2011, was also a 52-week fiscal year. The quarters ended December 31, 2011 and January 1, 2011 each included 13 weeks.

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

In May 2011, the Financial Accounting Standard Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. For public entities, these amended standards are effective for interim and annual periods beginning after December 15, 2011, which for the company is in its fourth quarter of fiscal 2012. Early adoption of these standards is prohibited. The Company does not expect these new standards to significantly impact the Company’s consolidated financial statements.

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

In December 2011, the FASB issued the authoritative guidance that requires an entity to disclose information about offsetting and related arrangements of financial and derivative instruments, which enable users of its financial statements to understand the effect of those arrangements on its financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, including all comparative periods presented, which for Xilinx is for its first quarter of fiscal year 2014. Early adoption is permitted. The Company does not expect this new guidance to have significant impact on the Company’s consolidated financial statements.

Note 3. Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of December 31, 2011 and April 2, 2011, Avnet accounted for 76% and 79% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 50% and 48% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2012, respectively. For the third quarter and the first nine months of fiscal 2011, resale of product through Avnet accounted for 53% and 52% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

No end customer accounted for more than 10% of net revenues for the third quarter and first nine months of fiscal 2012 and 2011.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 91% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of December 31, 2011, approximately 1% of the Company’s $2.86 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $3.3 million that were downgraded to an A rating during fiscal 2009. While these securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets, which have not been completely resolved as of December 31, 2011, the Company has collected and expects to collect all interest payable on these securities when due. Substantially all of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. Because there can be no assurance of a successful auction in the future, these student loan auction rate securities are classified as long-term investments on the consolidated balance sheets. The maturity dates range from December 2027 to May 2046.

As of December 31, 2011, approximately 31% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

The global credit and capital markets have continued to experience adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities, and have experienced volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that the Company may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. See “Note 5. Financial Instruments” for a table of the Company’s available-for-sale securities.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2012 and the Company did not adjust or override any fair value measurements as of December 31, 2011.

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

The Company’s Level 1 assets consist of U.S. Treasury securities, money market funds and a debt mutual fund.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and April 2, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$324,574	$0	$0	$324,574
Bank certificates of deposit	0	29,994	0	29,994
Commercial paper	0	109,992	0	109,992
Foreign government and agency securities	0	109,989	0	109,989

Short-term investments:
Bank certificates of deposit	0	109,982	0	109,982
Commercial paper	0	389,882	0	389,882
Corporate bonds	0	10,006	0	10,006
U.S. government and agency securities	146,265	165,707	0	311,972
Foreign government and agency securities	0	277,429	0	277,429
Mortgage-backed securities	0	35	0	35

Long-term investments:
Corporate bonds	0	162,625	0	162,625
Auction rate securities	0	0	28,001	28,001
Municipal bonds	0	27,993	0	27,993
U.S. government and agency securities	22,525	48,072	0	70,597
Mortgage-backed securities	0	882,237	0	882,237
Debt mutual fund	19,359	0	0	19,359

Total assets measured at fair value	$512,723	$2,323,943	$28,001	$2,864,667

Liabilities
Foreign currency forward contracts, net	$0	$7,058	$0	$7,058
Convertible debentures — embedded derivative	0	0	1,352	1,352

Total liabilities measured at fair value	$0	$7,058	$1,352	$8,410

Net assets measured at fair value	$512,723	$2,316,885	$26,649	$2,856,257

	September 30,	September 30,	September 30,	September 30,
	April 2, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$275,596	$0	$0	$275,596
Bank certificates of deposit	0	79,984	0	79,984
Commercial paper	0	485,315	0	485,315
U.S. government and agency securities	29,998	99,974	0	129,972
Foreign government and agency securities	0	161,970	0	161,970

Short-term investments:
Bank certificates of deposit	0	10,000	0	10,000
Commercial paper	0	224,896	0	224,896
Municipal bonds	0	45	0	45
U.S. government and agency securities	14,404	7,996	0	22,400
Foreign government and agency securities	0	384,428	0	384,428
Floating rate notes	0	62,261	0	62,261
Mortgage-backed securities	0	24	0	24

Long-term investments:
Corporate bonds	0	25,566	0	25,566
Auction rate securities	0	0	34,950	34,950
Municipal bonds	0	16,913	0	16,913
U.S. government and agency securities	7,941	45,570	0	53,511
Floating rate notes	0	29,869	0	29,869
Mortgage-backed securities	0	605,643	0	605,643

Foreign currency forward contracts, net	0	5,134	0	5,134

Total assets measured at fair value	$327,939	$2,245,588	$34,950	$2,608,477

Liabilities
Convertible debentures — embedded derivative	$0	$0	$945	$945

Total liabilities measured at fair value	$0	$0	$945	$945

Net assets measured at fair value	$327,939	$2,245,588	$34,005	$2,607,532

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Balance as of beginning of period	$27,041	$62,520	$34,005	$60,796
Total realized and unrealized gains (losses):
Included in interest and other expense, net	655	(132)	(407)	(746)
Included in other comprehensive income	(747)	934	(1,299)	3,722
Sales and settlements, net (1)	(300)	(11,920)	(5,650)	(12,370)

Balance as of end of period	$26,649	$51,402	$26,649	$51,402

(1)

During the three months ended December 31, 2011, $300 thousand of student loan auction rate securities were redeemed for cash at par value. During the first nine months ended December 31, 2011, $5.7 million of student loan auction rate securities were redeemed for cash at par value. During the three months ended January 1, 2011, $6.7 million of student loan auction rate securities were redeemed for cash at par value and $5.8 million notional value of student loan auction rate securities was sold at a $580 thousand loss. During the first nine months ended January 1, 2011, $7.2 million of student loan auction rate securities were redeemed for cash at par value and $5.8 million notional value of student loan auction rate securities was sold at a $580 thousand loss.

The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Interest and other expense, net	$655	$448	$(407)	$(166)

As of December 31, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $28.0 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted-average life over which cash flows were projected was determined to be approximately nine years, given the collateral composition of the securities. The discount rates that were applied to the pricing model were based on market data and information for comparable- or similar-term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of December 31, 2011 was $689.6 million. The fair value of the 3.125% Debentures as of December 31, 2011 was approximately $787.9 million, based on the last trading price of the 3.125% Debentures of the period. The 3.125% Debentures included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Note 5. Financial Instruments

The following is a summary of available-for-sale securities as of the end of the periods presented:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011				April 2, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$324,574	$0	$0	$324,574	$275,596	$0	$0	$275,596
Bank certificates of deposit	139,976	0	0	139,976	89,984	0	0	89,984
Commercial paper	499,876	0	(2)	499,874	710,210	2	(1)	710,211
Corporate bonds	170,866	2,155	(390)	172,631	25,501	69	(4)	25,566
Auction rate securities	32,600	0	(4,599)	28,001	38,250	0	(3,300)	34,950
Municipal bonds	26,922	1,081	(10)	27,993	16,818	192	(52)	16,958
U.S. government and agency securities	382,191	403	(25)	382,569	206,052	38	(207)	205,883
Foreign government and agency securities	387,410	10	(2)	387,418	546,407	7	(16)	546,398
Floating rate notes	0	0	0	0	91,927	204	(1)	92,130
Mortgage-backed securities	871,125	13,149	(2,002)	882,272	598,046	8,984	(1,363)	605,667
Debt mutual fund	20,000	0	(641)	19,359	0	0	0	0

	$2,855,540	$16,798	$(7,671)	$2,864,667	$2,598,791	$9,496	$(4,944)	$2,603,343

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 31, 2011 and April 2, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$49,984	$(2)	$0	$0	$49,984	$(2)
Corporate bonds	26,915	(390)	0	0	26,915	(390)
Auction rate securities	0	0	28,001	(4,599)	28,001	(4,599)
Municipal bonds	1,253	(3)	717	(7)	1,970	(10)
U.S. government and agency securities	209,027	(24)	1,765	(1)	210,792	(25)
Foreign government and agency securities	39,992	(2)	0	0	39,992	(2)
Mortgage-backed securities	231,782	(1,919)	11,908	(83)	243,690	(2,002)
Debt mutual fund	19,359	(641)	0	0	19,359	(641)

	$578,312	$(2,981)	$42,391	$(4,690)	$620,703	$(7,671)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	April 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$44,982	$(1)	$0	$0	$44,982	$(1)
Corporate bonds	6,129	(4)	0	0	6,129	(4)
Auction rate securities	0	0	34,950	(3,300)	34,950	(3,300)
Municipal bonds	4,992	(42)	936	(10)	5,928	(52)
U.S. government and agency securities	108,464	(207)	0	0	108,464	(207)
Foreign government and agency securities	67,061	(16)	0	0	67,061	(16)
Floating rate notes	25,020	(1)	0	0	25,020	(1)
Mortgage-backed securities	178,844	(1,356)	1,094	(7)	179,938	(1,363)

	$435,492	$(1,627)	$36,980	$(3,317)	$472,472	$(4,944)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 31, 2011 and April 2, 2011 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of December 31, 2011 and April 2, 2011, and was primarily related to failed auction rate securities due to adverse conditions in the global credit markets during the past three years. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

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

	September 30,	September 30,
	December 31, 2011
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,349,277	$1,349,282
Due after one year through five years	248,334	250,976
Due after five years through ten years	265,061	269,656
Due after ten years	648,294	650,820

	$2,510,966	$2,520,734

Certain information related to available-for-sale securities is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Proceeds from sale of available-for-sale securities	$102,204	$86,741	$210,189	$244,241

Gross realized gains on sale of available-for-sale securities	$1,049	$488	$2,146	$4,842
Gross realized losses on sale of available-for-sale securities	(259)	(1,123)	(285)	(1,278)

Net realized gains (losses) on sale of available-for-sale securities	$790	$(635)	$1,861	$3,564

Amortization of premiums on available-for-sale securities	$3,183	$2,279	$8,758	$5,381

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

As of December 31, 2011 and April 2, 2011, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

	September 30,	September 30,
	December 31,	April 2,
(In thousands and U.S. dollars)	2011	2011
Singapore dollar	$60,028	$52,782
Euro	40,194	38,787
Indian Rupee	17,757	0
British Pound	14,666	8,853
Japanese Yen	11,465	12,382

	$144,110	$112,804

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2012 and November 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.

As of December 31, 2011, 97% of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of December 31, 2011 that is expected to be reclassified into earnings within the next 12 months was a net loss of $5.4 million. The ineffective portion of the gain or loss on the forward contract was included in the net income for all periods presented.

As of December 31, 2011, 3% of the forward foreign currency exchange contracts were designated and qualified as fair value hedges, and the related realized and unrealized gain or loss on the forward contracts was immaterial for all periods presented.

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

The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 4. Fair Value Measurements” for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.4 million and $945 thousand as of December 31, 2011 and April 2, 2011, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.

The Company had the following derivative instruments as of December 31, 2011 and April 2, 2011, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	September 30,	September 30,	September 30,	September 30,
	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011	Prepaid expenses and other current assets	$183	Other accrued liabilities	$7,241
April 2, 2011	Prepaid expenses and other current assets	$5,205	Other accrued liabilities	$71

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income:

(In thousands) Derivatives Types	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion of cash flow hedging)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective portion)*	Amount of Gain (Loss) Recorded (Ineffective portion)*

	Three Months Ended December 31, 2011
Foreign exchange contracts (cash flow hedging)	$ (3,347)	$703	$0

	Three Months Ended January 1, 2011
Foreign exchange contracts (cash flow hedging)	$ (1,585)	$2,085	$(3)

	Nine months Ended December 31, 2011
Foreign exchange contracts (cash flow hedging)	$(12,131)	$5,806	$(5)

	Nine months Ended January 1, 2011
Foreign exchange contracts (cash flow hedging)	$ 5,903	$1,561	$5

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Stock-based compensation included in:
Cost of revenues	$1,350	$1,092	$3,944	$3,671
Research and development	8,655	7,120	23,245	21,665
Selling, general and administrative	7,838	6,542	21,320	19,959

	$17,843	$14,754	$48,509	$45,295

During the first nine months of fiscal 2012 and 2011, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $7.0 million and $385 thousand, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan (ESPP) were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair values per share of stock options granted during the third quarter of fiscal 2012 was $7.95 ($6.53 for the third quarter of fiscal 2011) and for the first nine months of fiscal 2012 was $7.89 ($6.70 for the first nine months of fiscal 2011), which were estimated at the date of grant using the following weighted-average assumptions:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Expected life of options (years)	5.2	5.2	5.2	5.1
Expected stock price volatility	0.35	0.32	0.32	0.35
Risk-free interest rate	0.9%	1.4%	1.4%	1.8%
Dividend yield	2.4%	2.3%	2.3%	2.5%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the third quarter of fiscal 2012 was $29.47 ($26.09 for the third quarter of fiscal 2011) and for the first nine months of fiscal 2012 was $33.89 ($24.05 for the first nine months of fiscal 2011), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Risk-free interest rate	0.4%	0.8%	0.7%	1.0%
Dividend yield	2.4%	2.3%	2.1%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	September 30,	September 30,
	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69

April 2, 2011	24,969	$29.11
Granted	81	$33.12
Exercised	(2,454)	$24.83
Forfeited/cancelled/expired	(3,453)	$37.10

December 31, 2011	19,143	$28.23

Options exercisable at:
December 31, 2011	16,411	$28.81
April 2, 2011	20,837	$30.08

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. On August 10, 2011, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 4.5 million shares. As of December 31, 2011, 15.7 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 31, 2011 was $3.9 million and $22.2 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended January 1, 2011 was $4.1 million and $10.5 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	September 30,	September 30,
	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Grant- Date Fair Value Per Share
April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested	(1,192)	$22.23
Cancelled	(288)	$21.99

April 2, 2011	4,215	$23.19
Granted	2,243	$33.89
Vested	(1,237)	$23.00
Cancelled	(331)	$24.65

December 31, 2011	4,890	$28.04

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

	September 30,	September 30,
	2012	2011
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.29	0.33
Risk-free interest rate	0.2%	0.3%
Dividend yield	2.4%	2.3%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2012. On August 10, 2011, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 31, 2011, 8.9 million shares were available for future issuance.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 6.6 million and 7.5 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2012, respectively, that are not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2011, the total shares used in the denominator of the diluted net income per common share calculation includes 4.2 million and 3.7 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures, exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the ESPP.

Outstanding stock options, RSUs and warrants (see “Note 10. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 26.4 million shares for the third quarter and 29.2 million shares the first nine months of fiscal 2012 under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.

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

Note 9. Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

	September 30,	September 30,
	December 31,	April 2,
(In thousands)	2011	2011
Raw materials	$14,814	$15,465
Work-in-process	200,314	214,023
Finished goods	30,348	35,257

	$245,476	$264,745

Note 10. Convertible Debentures and Revolving Credit Facility

2.625% Senior Convertible Debentures

In June 2010, the Company issued $600.0 million principal amount of 2.625% Debentures to qualified institutional investors. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The fair value of the 2.625% Debentures as of December 31, 2011 was approximately $763.4 million, based on the last trading price of the 2.625% Debentures for the period. The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.

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

The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	September 30,	September 30,
	December 31,	April 2,
(In thousands)	2011	2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(84,197)	(95,855)
Hedge accounting adjustment — sale of interest rate swap	24,331	27,700

Net carrying value of the 2.625% Debentures	$540,134	$531,845

Equity component — net carrying value	$105,620	$105,620

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Contractual coupon interest	$3,938	$3,938	$11,813	$8,925
Amortization of debt issuance costs	362	362	1,086	845
Amortization of debt discount	2,763	2,763	8,289	6,976

Total interest expense related to the 2.625% Debentures	$7,063	$7,063	$21,188	$16,746

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

3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. During fiscal 2009, the Company repurchased some of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding in principal amount as of December 31, 2011. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.5468 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.81 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.

The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

	September 30,	September 30,
	December 31,	April 2,
(In thousands)	2011	2011
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(326,602)	(329,941)
Unamortized discount of embedded derivative from date of issuance	(1,460)	(1,504)

Carrying value of liability component — 3.125% Debentures	361,573	358,190
Carrying value of embedded derivative component	1,352	945

Net carrying value of the 3.125% Debentures	$362,925	$359,135

Equity component — net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Contractual coupon interest	$5,388	$5,388	$16,163	$16,163
Amortization of debt issuance costs	55	56	168	168
Amortization of embedded derivative	14	14	43	43
Amortization of debt discount	1,133	1,055	3,339	3,108

Total interest expense related to the 3.125% Debentures	$6,590	$6,513	$19,713	$19,482

Revolving Credit Facility

In December 2011, Xilinx terminated the five-year $250.0 million senior unsecured revolving credit facility (originally expiring in April 2012), and entered into a new five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 31, 2011, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock and Debentures Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through December 31, 2011, the Company had used $312.9 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $187.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of December 31, 2011 and April 2, 2011.

During the first nine months of fiscal 2012, the Company repurchased 7.0 million shares of common stock in the open market for a total of $219.6 million under the 2010 Repurchase Program. During the first nine months of fiscal 2011, the Company repurchased 17.8 million shares of common stock for a total of $468.9 million.

Note 12. Restructuring Charges

During the second quarter of fiscal 2012, the Company implemented restructuring measures designed to consolidate its research and development activities in the U.S. and to reduce its global workforce by 46 net positions, or less than 2%. The Company has substantially completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses. These charges have been shown separately as restructuring charges on the condensed consolidated statements of income. Of the $3.4 million charges, the amount that had not been paid as of December 31, 2011 was immaterial.

Note 13. Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Interest income	$5,886	$4,550	$17,428	$13,612
Interest expense	(13,654)	(13,341)	(40,902)	(31,121)
Other income (expense), net	581	5,489	(122)	5,593

	$(7,187)	$(3,302)	$(23,596)	$(11,916)

Note 14. Comprehensive Income

The components of comprehensive income are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011
Net income	$127,014	$152,341	$407,674	$481,823
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(436)	(344)	3,822	4,381
Reclassification adjustment for gains (losses) on available-for-sale securities, net of tax, included in net income	(425)	169	(987)	(2,280)
Net change in unrealized gains (losses) on hedging transactions, net of tax	(3,413)	(1,585)	(12,132)	5,903
Net change in cumulative translation adjustment	(2,053)	819	(1,177)	682

Comprehensive income	$120,687	$151,400	$397,200	$490,509

The components of accumulated other comprehensive income are as follows:

	September 30,	September 30,
	December 31,	April 2,
(In thousands)	2011	2011
Accumulated unrealized gains on available-for-sale securities, net of tax	$5,654	$2,819
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(6,909)	5,223
Accumulated cumulative translation adjustment	1,298	2,475

Accumulated other comprehensive income	$43	$10,517

Note 15. Income Taxes

The Company recorded tax provisions of $2.9 million and $49.0 million for the third quarter and the first nine months of fiscal 2012, respectively, representing effective tax rates of 2% and 11%, respectively. The rate for the third quarter of fiscal 2012 included a net discrete benefit of $15.3 million relating primarily to lapses of statutes of limitation. The Company recorded tax provisions of $27.9 million and $120.4 million for the third quarter and the first nine months of fiscal 2011, respectively, representing effective tax rates of 15% and 20%, respectively. The rate for the third quarter of fiscal 2011 included a benefit of $6.4 million for the retroactive extension of the federal research credit.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of December 31, 2011, determined in accordance with FASB authoritative guidance for measuring uncertain tax position, decreased by $19.0 million in the third quarter of fiscal 2012 to $65.0 million. The decrease was primarily attributable to lapses of statutes of limitation. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $41.4 million as of December 31, 2011. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of December 31, 2011 was $1.8 million. The decrease of interest and penalties included in the Company’s provision for income taxes totaled $757 thousand and $409 thousand in the three and nine months ended December 31, 2011, respectively.

The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2008. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2007.

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

September 30,
Fiscal years	(In thousands)
2012 (remaining three months)	$1,875
2013	6,551
2014	4,835
2015	2,848
2016	1,556
Thereafter	4,809

$22,474

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $8.1 million as of December 31, 2011. Rent expense, net of rental income, under all operating leases was $598 thousand and $2.2 million for the third quarter and the first nine months of fiscal 2012, respectively. Rent expense, net of rental income, under all operating leases was $1.2 million and $3.6 million for the third quarter and the first nine months of fiscal 2011, respectively. Rental income was not material for the third quarter and first nine months of fiscal 2012 or 2011.

Other commitments as of December 31, 2011 totaled $86.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 31, 2011, the Company also had $29.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 17. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2012 and the end of fiscal 2011, the accrual balance of the product warranty liability was immaterial.

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

Note 18. Contingencies

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, damages including enhanced damages, interest and attorneys’ fees. The lawsuit is currently scheduled to go to trial in May 2012. The plaintiff alleged that it has suffered damages in the amount of approximately $53.0 million as a result of the alleged infringement and is requesting trebling of damages as well as pre-judgment interest, attorneys’ fees and post-judgment royalties. The Company vigorously disputes its liability and the damages claimed by plaintiff. At this time the Company is unable to estimate its range of possible loss.

On July 30, 2010, a patent infringement lawsuit was filed by Intellitech Corporation (Intellitech) against the Company in the U.S. District Court for the District of Delaware (Intellitech Corporation v. Altera Corporation, Xilinx, Inc. and Lattice Semiconductor Corporation Case No. 1:10-CV-00645-UNA). The lawsuit pertained to a single patent and Intellitech sought declaratory and injunctive relief, unspecified damages, interest and attorneys’ fees. On February 15, 2011, the Company filed a lawsuit against Intellitech in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Intellitech Corporation, Case No. CV11-

0699). The lawsuit pertained to seven patents and a single trademark and the Company sought declaratory and injunctive relief, unspecified damages, costs and attorneys’ fees. The parties reached a confidential agreement to settle both actions and the lawsuits were dismissed with prejudice on October 18, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200.

On or about September 2, 2011, a patent infringement lawsuit was filed by HSM Portfolio LLC and Technology Properties Limited LLC (HSM/TPL) against the Company and seventeen other defendants in the U.S. District of Delaware (HSM Portfolio LLC and Technology Properties Limited LLC v. Fujitsu Limited, et al., Case No. CV11-770). The lawsuit pertains to four patents, two of which Xilinx was alleged to infringe. HSM/TPL sought unspecified damages, interest and attorneys’ fees. The parties reached a confidential agreement to settle the action and all claims against Xilinx were dismissed with prejudice on December 30, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

On or about September 15, 2011, a patent infringement lawsuit was filed by Smart Foundry Solutions, LLC (SFS) against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertains to a single patent and SFS seeks injunctive relief, unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of its business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

Note 19. Business Combinations

During the first quarter of fiscal 2012, the Company purchased certain assets and assumed certain liabilities of Modelware, Inc., a privately-held company that provides Packet Processing solutions in communications equipment, and Sarance Technologies, Inc., a privately-held company that develops Ethernet and Interlaken Intellectual Property (IP) solutions for the logic integrated circuits (IC) landscape. Both acquisitions align with Xilinx’s strategy for accelerating market growth and meet the increasing demand from our wired communications customers to offer application specific IP. These acquisitions were accounted for under the purchase method of accounting. The aggregate financial impact of these acquisitions was not material to the Company.

Note 20. Goodwill and Acquisition-Related Intangibles

As of December 31, 2011 and April 2, 2011, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

	September 30,	September 30,	September 30,
	December 31,	April 2,	Weighted Average
(In thousands)	2011	2011	Amortization Life
Goodwill	$149,701	$133,580

In-process research and development	$4,000	$6,000

Core technology, gross	76,440	58,439	5.7 years
Less accumulated amortization	(44,401)	(39,789)

Core technology, net	32,039	18,650

Other intangibles, gross	46,206	45,201	2.7 years
Less accumulated amortization	(43,931)	(42,955)

Other intangibles, net	2,275	2,246

Total acquisition-related intangibles, gross	126,646	109,640
Less accumulated amortization	(88,332)	(82,744)

Total acquisition-related intangibles, net	$38,314	$26,896

Amortization expense for acquisition-related intangible assets for the three and nine months ended December 31, 2011 was $2.0 million and $5.6 million, respectively. There was no amortization expense for acquisition-related intangible assets for the three and nine months ended January 1, 2011. Based on the carrying value of acquisition-related intangibles recorded as of December 31, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

September 30,
Fiscal Year	(In thousands)
2012 (remaining three months)	$1,982
2013	8,536
2014	7,918
2015	7,289
2016	6,742
Thereafter	5,847

Total	$38,314

Note 21. Subsequent Event

On January 17, 2012, the Company’s Board of Directors declared a cash dividend of $0.19 per common share for the third quarter of fiscal 2012. The dividend is payable on February 29, 2012 to stockholders of record on February 8, 2012.

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

Results of Operations: Third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.2	34.3	35.6	34.6

Gross margin	65.8	65.7	64.4	65.4

Operating expenses:
Research and development	21.2	17.4	19.0	16.3
Selling, general and administrative	17.4	15.2	16.3	14.5
Amortization of acquisition-related intangibles	0.4	0.0	0.3	0.0
Restructuring charges	0.0	0.7	0.2	0.2

Total operating expenses	39.0	33.3	35.8	31.0

Operating income	26.8	32.4	28.6	34.4
Interest and other expense, net	(1.4)	(0.6)	(1.4)	(0.6)

Income before income taxes	25.4	31.8	27.2	33.8
Provision for income taxes	0.5	4.9	3.0	6.8

Net income	24.9%	26.9%	24.2%	27.0%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex®-7, KintexTM-7, ZynqTM-7000, Virtex-6, Virtex-5, Spartan®-6, Spartan-3A and Spartan-3E product families.

•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.

•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.

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

Net revenues of $511.1 million in the third quarter of fiscal 2012 represented a 10% decrease from the comparable prior year period of $567.2 million. Net revenues for the first nine months of fiscal 2012 were $1.68 billion, a 6% decrease from the comparable prior year period of $1.78 billion. Net revenues from New Products increased in the third quarter and first nine months of fiscal 2012 versus the comparable prior year periods but were not sufficient to offset the declines in our Mainstream, Base and Support Products. No end customer accounted for more than 10% of our net revenues for the third quarter and the first nine months of fiscal 2012.

For the first nine months of fiscal 2012, approximately 61% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 31, 2011, we had $89.8 million of deferred revenue and $26.6 million of deferred cost of revenues recognized as a net $63.2 million of deferred income on shipments to distributors. As of April 2, 2011, we had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2012 and 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
New Products	$258.8	$245.5	5	$871.0	$750.5	16
Mainstream Products	121.1	151.0	(20)	387.6	499.2	(22)
Base Products	110.8	143.0	(23)	351.1	453.6	(23)
Support Products	20.4	27.7	(26)	72.1	78.3	(8)

Total net revenues	$511.1	$567.2	(10)	$1,681.8	$1,781.6	(6)

Net revenues from New Products increased in the third quarter of fiscal 2012 from the comparable prior year period. The increase was primarily due to increased sales from our 40-nanometer (nm) Virtex-6 and our 45-nm Spartan-6 product families. Net revenues from New Products increased in the first nine months of fiscal 2012 from the comparable prior year period due to continued market acceptance of these products, particularly for our 65-nm Virtex-5, 40-nm Virtex-6 and 45-nm Spartan 6 product families. We expect sales of New Products, as currently defined, to continue to grow as more customer programs enter into volume production with our 40/45-nm products and as our 28-nm products begin their sales ramp.

Net revenues from Mainstream Products decreased in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-4 product family.

Net revenues from Base Products decreased in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The decreases were mainly attributable to the decline in sales of our older product families.

Net revenues from Support Products decreased in the third quarter and first nine months of fiscal 2012 compared to the prior year periods mainly due to decreases in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the third quarter and the first nine months of fiscal 2012 and 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 31, 2011	January 1, 2011	% Change in Dollars	December 31, 2011	January 1, 2011	% Change in Dollars
Communications	43%	45%	(13)	44%	47%	(11)
Industrial and Other	34	34	(9)	34	32	(1)
Consumer and Automotive	15	15	(8)	15	15	(5)
Data Processing	8	6	6	7	6	11

Total net revenues	100%	100%	(10)	100%	100%	(6)

Net revenues from the Communications end market decreased in the third quarter and first nine months of fiscal 2012 compared to the prior year periods. The decreases were due to weaker sales from both wired and wireless communication applications.

Net revenues from the Industrial and Other end market decreased (in terms of absolute dollars) in the third quarter of fiscal 2012 versus the comparable prior year period. The decrease was caused by broad-based declines in sales from all sub-segments in this category including defense, industrial, scientific and medical as well as test and measurement applications. Net revenues from the Industrial and Other end market decreased (in terms of absolute dollars) in the first nine months of fiscal 2012 compared to the prior year period. The decrease was due to weaker sales from defense and test and measurement applications which more than offset increased sales from industrial, scientific and medical applications.

Net revenues from the Consumer and Automotive end market decreased (in terms of absolute dollars) in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The decreases in net revenues were due to declining sales from audio, video and broadcast and consumer applications which more than offset stronger sales from automotive applications.

Net revenues from the Data Processing end market increased in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The increases were due to higher sales from storage applications which more than offset weaker sales in computing and data processing applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2012 and 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
North America	$162.8	$173.0	(6)	$505.5	$551.4	(8)
Asia Pacific	180.2	216.5	(17)	568.8	638.7	(11)
Europe	117.7	125.3	(6)	439.8	440.4	0
Japan	50.4	52.4	(4)	167.7	151.1	11

Total net revenues	$511.1	$567.2	(10)	$1,681.8	$1,781.6	(6)

Net revenues in North America decreased in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The decreases were due to weaker sales across most end market segments including Communications, Industrial and Other and Consumer and Automotive.

Net revenues in Asia Pacific decreased in the third quarter and first nine months of fiscal 2012 from the comparable prior year periods. The decreases were primarily due to declining sales from the Communications end market, particularly wireless communications applications.

Net revenues in Europe declined in third quarter of fiscal 2012 compared with the prior year period. The decline was primarily due to decreased sales from the Communcations and Industrial and Other end markets. Net revenues in Europe were essentially flat in the first nine months of fiscal 2012 versus the comparable prior year period as weaker sales from the Communications end market were offset by increased sales from the Industrial and Other and Data Processing end markets.

Net revenues in Japan declined in the third quarter of fiscal 2012 compared with the prior year period. The decline was primarily due to decreased sales in the Consumer and Automotive end market. The increases in net revenues in Japan in the first nine months of fiscal 2012 from the comparable prior year period were driven by strength in the Industrial and Other end market.

Gross Margin

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Gross margin	$336.3	$372.8	(10)	$1,083.3	$1,165.7	(7)
Percentage of net revenues	65.8%	65.7%		64.4%	65.4%

Gross margin was relatively flat in the third quarter of fiscal 2012, but decreased by one percentage point in the first nine months of fiscal 2012, from the comparable prior year periods. The decrease was driven primarily by the mix of products within the New Product family, the growth year-over-year of New Products family and lower sales from Mainstream and Base Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Research and development	$108.2	$98.5	10	$320.0	$289.5	11
Percentage of net revenues	21%	17%		19%	16%

R&D spending increased $9.7 million, or 10%, for the third quarter of fiscal 2012 compared to the same period last year. For the first nine months of fiscal 2012, R&D spending increased $30.5 million, or 11%, compared to the same period last year. The increases were primarily attributable to higher current period expenses related to our 28-nm development activities.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Selling, general and administrative	$88.9	$86.5	3	$274.0	$257.8	6
Percentage of net revenues	17%	15%		16%	15%

SG&A expenses increased $2.4 million during the third quarter of fiscal 2012 and $16.2 million during the first nine months of fiscal 2012 compared to the same periods last year. The increases were primarily due to higher legal expenses related to the current litigation (see “Note 18. Contingencies” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information) and higher compensation expenses, and were partially offset by reduction in outside sales commission due to lower revenues.

Amortization of Acquisition-Related Intangibles

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Amortization of acquisition-related intangibles	$2.0	$0	100	$5.6	$0	100
Percentage of net revenues	0%	0%		0%	0%

Amortization expense for the three and nine months ended December 31, 2011 was related to the intangible assets obtained from recent acquisitions during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012. Prior to these recent acquisitions, the previous acquisition-related intangibles had been fully amortized as of the end of the first quarter of fiscal 2010.

Stock-Based Compensation

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Stock-based compensation included in:
Cost of revenues	$1.3	$1.1	24	$3.9	$3.7	7
Research and development	8.7	7.1	22	23.3	21.7	7
Selling, general and administrative	7.8	6.6	20	21.3	19.9	7

	$17.8	$14.8	21	$48.5	$45.3	7

The 21% increase in stock-based compensation expense for the third quarter of fiscal 2012 compared to the prior year period was primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at higher fair value in the current fiscal year compared to the prior year. In addition, compared to the same quarter of prior year, we had a lower forfeiture in the third quarter of fiscal 2012. The higher expense from restricted stock unit and lower forfeitures were offset by lower expenses related to stock option grant as we granted less stock options in the current fiscal year compared to the prior year.

Total stock-based compensation expense for the first nine months of fiscal 2012 increased 7% from the prior year period. The increase was primarily due to a higher number of shares of restricted stock units granted with a higher average price, which was partially offset by a lower number of shares granted in stock options. We amortize our stock-based compensation using the straight-line method over the requisite service period, which is generally four years.

Restructuring Charges

During the second quarter of fiscal 2012, we implemented restructuring measures designed to consolidate our research and development activities in the U.S. and to reduce our global workforce by 46 net positions, or less than 2%. We have substantially completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses. These charges have been shown separately as restructuring charges on the condensed consolidated statements of income. Of the $3.4 million charges, the amount that had not been paid as of December 31, 2011 was immaterial.

Interest and Other Expense, Net

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Interest and other expense, net	$7.2	$3.3	118	$23.6	$11.9	98
Percentage of net revenues	1%	1%		1%	1%

Our net interest and other expense increased by $3.9 million and $11.7 million, respectively, for the third quarter and the first nine months of fiscal 2012 compared to the same period last year. The net increase for the third quarter of fiscal 2012 was primarily due to lower investment income for the period. In addition, for the first nine months of fiscal 2012 we incurred higher interest expenses due to the impact of interest expenses and debt discount amortization related to the 2.625% Debentures.

Provision for Income Taxes

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2011	January 1, 2011	% Change	December 31, 2011	January 1, 2011	% Change
Provision for income taxes	$2.9	$27.9	(90)	$49.0	$120.4	(59)
Percentage of net revenues	1%	5%		3%	7%
Effective tax rate	2%	15%		11%	20%

The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in the third quarter of fiscal 2012 as compared to the prior year period was primarily attributable to a decrease in taxes as a result of lapses of statutes of limitation. The decrease in the effective tax rate in the first nine months of fiscal 2012 as compared to the prior year period was attributable to a decrease in taxes as a result of an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided and to a decrease in taxes as a result of lapses of statutes of limitation.

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

The combination of cash, cash equivalents and short-term and long-term investments as of December 31, 2011 and April 2, 2011 totaled $2.95 billion and $2.69 billion, respectively. As of December 31, 2011, we had cash, cash equivalents and short-term investments of $1.76 billion and working capital of $1.97 billion. As of April 2, 2011, cash, cash equivalents and short-term investments were $1.93 billion and working capital was $2.25 billion.

Operating Activities — During the first nine months of fiscal 2012, our operations generated net positive cash flow of $618.2 million, which was $139.1 million higher than the $479.2 million generated during the first nine months of fiscal 2011. The positive cash flow from operations generated during the first nine months of fiscal 2012 was primarily from net income as adjusted for noncash related items, decreases in accounts receivable, deferred income taxes, inventories, and other assets, as well as an increase in accrued liabilities. These items were partially offset by a decrease in deferred income on shipments to distributors and income taxes payable, as well as an increase in prepaid expenses and other current assets. Accounts receivable decreased by $75.3 million at December 31, 2011 from the levels at April 2, 2011, due to lower revenues. Days sales outstanding (DSO) decreased to 35 days at December 31, 2011 from 45 days at April 2, 2011. During fiscal 2011, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and DSO throughout fiscal 2011 compared to our historical level. In the fourth quarter of fiscal 2011, Avnet returned to standard payment terms and therefore our trade accounts receivable balance and DSO levels specific to Avnet subsequently decreased. Our inventory levels were $19.3 million lower at December 31, 2011 compared to April 2, 2011. Combined inventory days at Xilinx and distribution decreased to 124 days at December 31, 2011 from 135 days at April 2, 2011. The combined inventory days as of April 2, 2011 and December 31, 2011 were relatively higher than usual due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry line. Additionally, the combined inventory days as of December 31, 2011 was higher than usual due to the decline in revenues, which affected cost of revenues.

For the first nine months of fiscal 2011, the net positive cash flow from operations was primarily from net income as adjusted for noncash related items, decrease in deferred income taxes and increase in accounts payable. These items were partially offset by increases in inventories and accounts receivable, and decrease in accrued liabilities.

Investing Activities — Net cash used in investing activities of $881.1 million during the first nine months of fiscal 2012 consisted of net purchases of available-for-sale securities of $796.8 million, $50.4 million for purchases of property, plant and equipment and $33.9 million for other investing activities. Net cash used in investing activities of $438.8 million during the first nine months of fiscal 2011 consisted of net purchases of available-for-sale securities of $389.1 million, $48.3 million for purchases of property, plant and equipment and $1.4 million for other investing activities.

Financing Activities — Net cash used in financing activities was $298.2 million in the first nine months of fiscal 2012 and consisted of $219.6 million of repurchase of common stocks and $150.4 million for dividend payments to stockholders, offset by $63.3 million of proceeds from the issuance of common stock under employee stock plans and $8.6 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2011 period, net cash provided by financing activities was $29.2 million and consisted of $587.6 million of net proceeds from issuance of the 2.625% Debentures, $46.9 million of proceeds from issuance of warrants, $69.9 million of proceeds from issuance of common stock under employee stock plans, $30.2 million of proceeds from sale of interest rate swaps and $2.7 million for the excess of the tax benefit from stock-based compensation, offset by $468.9 million of repurchase of common stocks, $112.3 million for purchase of call options to hedge against potential dilution upon conversion of the 2.625% Debentures and $127.0 million for dividend payments to stockholders.

Stockholders’ equity increased $146.4 million during the first nine months of fiscal 2012. The increase was primarily attributable to $407.7 million in net income for the first nine months of fiscal 2012, $63.3 million of issuance of common stock under employee stock plans, $48.5 million of stock-based compensation, $7.0 million of tax benefit associated with stock option exercises and $2.8 million of change in unrealized gains on available-for-sale securities, net of deferred tax liabilities. The increases were offset by $219.6 million of repurchase of common stocks, $150.4 million of payment of dividends to stockholders and $12.1 million of change in net unrealized gain (loss) on hedging transaction.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See “Note 16. Commitments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for a schedule of our operating lease commitments as of December 31, 2011 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 31, 2011, we had $86.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 31, 2011, we also had $29.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of December 31, 2011 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. See “Note 10. Convertible Debentures and Revolving Credit Facility” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our debentures.

As of December 31, 2011, $28.1 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in December 2011 (expiring in December 2016). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

We repurchased 7.0 million shares of our common stock for $219.6 million during the first nine months of fiscal 2012 (see “Note 11. Common Stock and Debentures Repurchase Program” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information). We used $468.9 million of cash to repurchase 17.8 million shares of common stock during the first nine months of fiscal 2011. During the first nine months of fiscal 2012, we paid $150.4 million in cash dividends to stockholders, representing $0.57 per common share. During the first nine months of fiscal 2011, we paid $127.0 million in cash dividends to stockholders, representing $0.48 per common share. On January 17, 2012, our Board of Directors declared a cash dividend of $0.19 per common share for the third quarter of fiscal 2012. The dividend is payable on February 29, 2012 to stockholders of record on February 8, 2012. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of December 31, 2011, marketable securities measured at fair value using Level 3 inputs were comprised of $28.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value were approximately 1% as of December 31, 2011. See “Note 4. Fair Value Measurements” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.54 billion as of December 31, 2011. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2011 would have affected the fair value of our investment portfolio by less than $27.0 million.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See “Note 5. Financial Instruments” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 31, 2011 and April 2, 2011, we had the following outstanding forward currency exchange contracts:

	September 30,	September 30,
(In thousands and U.S. dollars)	December 31, 2011	April 2, 2011
Singapore dollar	$60,028	$52,782
Euro	40,194	38,787
Indian Rupee	17,757	0
British Pound	14,666	8,853
Japanese Yen	11,465	12,382

	$144,110	$112,804

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2012 and November 2013. The net unrealized gain or loss, which approximates the fair market value of the above contracts, was immaterial as of December 31, 2011 and April 2, 2011.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 31, 2011 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 31, 2011 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertains to eleven different patents and PACT seeks injunctive relief, damages including enhanced damages, interest and attorneys’ fees. The lawsuit is currently scheduled to go to trial in May 2012. The plaintiff alleged that it has suffered damages in the amount of approximately $53.0 million as a result of the alleged infringement and is requesting trebling of damages as well as pre-judgment interest, attorney’s fees and post-judgment royalties. The Company vigorously disputes its liability and the damages claimed by plaintiff. At this time, the Company is unable to estimate its range of possible loss.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200.

On or about September 2, 2011, a patent infringement lawsuit was filed by HSM Portfolio LLC and Technology Properties Limited LLC (HSM/TPL) against the Company and seventeen other defendants in the U.S. District of Delaware (HSM Portfolio LLC and Technology Properties Limited LLC v. Fujitsu Limited, et al., Case No. CV11-770). The lawsuit pertains to four patents, two of which Xilinx was alleged to infringe. HSM/TPL sought unspecified damages, interest and attorneys’ fees. The parties reached a confidential agreement to settle the action and all claims against Xilinx were dismissed with prejudice on December 30, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

On or about September 15, 2011, a patent infringement lawsuit was filed by Smart Foundry Solutions, LLC (SFS) against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertains to a single patent and SFS seeks injunctive relief, unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2011 other than the elimination of the risk factor entitled “Recent events in Japan may adversely impact our business.”

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

During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent events have shown that the financial conditions of sovereign nations, particularly in Europe, are of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions have resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012, the first and second quarters of fiscal 2010 and third and fourth quarters of fiscal 2009. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

The semiconductor industry is characterized by cyclical market patterns and a significant industry downturn could adversely affect our operating results.

The semiconductor industry is highly cyclical and our financial performance has been affected by downturns in the industry. Down cycles are generally characterized by price erosion and weaker demand for our products. Weaker demand for our products resulting from economic conditions in the end markets we serve and reduced capital spending by our customers can result, and in the past has resulted, in excess and obsolete inventories and corresponding inventory write-downs. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, our past results are not reliable predictors of our future results.

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

Resale of product through Avnet accounted for 48% of our worldwide net revenues in the first nine months of fiscal 2012, and as of December 31, 2011, Avnet accounted for 76% of our total net accounts receivable. To align with our strategic initiative to consolidate our distribution channel, in fiscal 2011 we further strengthened our partnership with Avnet, and Avnet committed more personnel and resources to our business. In return for these long-term commitments, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and DSO as of the end of our second and third quarter of fiscal 2011 compared to our historical level. Our trade accounts receivable balance and DSO levels specific to Avnet decreased in the fourth quarter of fiscal 2011 when Avnet returned to standard payment terms, but increased again as of the end of the first quarter of fiscal 2012 due to the timing of collections from and credits issued to Avnet. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

We are also dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, delays in stabilizing manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

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

Our current inventory levels are higher than historical norms due to actual demand being lower than forecast and our decision to build ahead of a previously planned closure of a particular foundry process line at one of our foundry partners. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.

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

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. For example, in the third quarter of fiscal 2012 we upgraded the IT systems we use to manage our operations and record and report financial information, and in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.

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

As of December 31, 2011, we had 2.00 billion authorized common shares, of which 261.5 million shares were outstanding. In addition, 48.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.9 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of December 31, 2011 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. The 2010 Repurchase Program has no stated expiration date. Through December 31, 2011, the Company had used $312.9 million out of the $500.0 million authorized under the 2010 Repurchase Program, leaving $187.1 million available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the third quarter of fiscal 2012:

	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
October 2, 2011 to November 5, 2011	1,131	$28.69	1,131	$187,130
November 6, 2011 to December 3, 2011	0	$0.00	0	$187,130
December 4, 2011 to December 31, 2011	0	$0.00	0	$187,130

Total for the Quarter	1,131	$28.69	1,131

ITEM 6.	EXHIBITS

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

XILINX, INC.

Date: February 7, 2012	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)