Form 10-K
period 2012-03-31
XILINX INC
filed 2012-05-25
CIK 743988

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on October 1, 2011 as reported on the NASDAQ Global Select Market was approximately $5,132,609,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 11, 2012, the registrant had 263,904,412 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 8, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2012

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

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and EPPs, which combine industry standard ARM® processor-based systems with programmable logic in a single device. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) by a network of independent sales representative firms and by a direct sales management organization.

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

PLDs are generally disadvantaged in terms of relative device size when compared to chips that are designed to perform a fixed function in a single or small set of applications. ASICs and ASSPs tend to be smaller than PLDs performing the same fixed function, resulting in a lower unit cost. However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to PLD customers. This fixed cost of development is expected to significantly increase on next generation technology nodes. From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production; and PLDs have generally been more cost effective when used in low- to mid-volume production. However, we expect PLDs to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes.

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications	Wireless	• 3G/4G Base Stations

• Wireless Backhaul

	Wireline	• Enterprise Routers and Switches

• Metro Optical Networks

• Data Centers

Industrial and Other	Industrial, Scientific and Medical	• Factory Automation

• Medical Imaging

• Test and Measurement Equipment

	Aerospace and Defense	• Satellite Surveillance

• Radar and Sonar Systems

• Secure Communications

Consumer and Automotive	Consumer	• Digital Televisions

• Digital SLR Cameras

• SetTop Boxes

	Automotive	• Infotainment Systems

• Driver Information Systems

• Driver Assistance Systems

	Audio, Video and Broadcast	• Cable Head-End Systems

• Post Production Equipment

• Broadcast Cameras

Data Processing	Storage and Servers	• Security and Encryption

• Computer Peripherals

	Office Automation	• Copiers

• Printers

Strategy and Competition

Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for high volume or highly specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements—cost, power, performance and density—in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP non-recurring engineering costs and increased economic and development risk.

With every new generation of FPGAs, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies that allows our customers’ engineers to focus on end product innovation and differentiation.

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

Silicon Product Overview

A brief overview of the silicon product offerings is listed in the table below. These products comprise the majority of our revenues. Additionally, some of our more mature product families have been excluded from the table, although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

PLDs	Date Introduced	Capacity	Process Technology
Virtex®-7	June 2010	32K to 2M Logic Cells	28-nanometer (nm)
KintexTM-7	June 2010	66K to 478K Logic Cells	28-nm
ArtixTM-7	June 2010	101K to 360K Logic Cells	28-nm
ZynqTM-7000	March 2011	28K to 235K Logic Cells	28-nm
Virtex-6	February 2009	75K to 760K Logic Cells	40-nm
Spartan®-6	February 2009	4K to 150K Logic Cells	45-nm
Virtex-5	May 2006	20K to 330K Logic Cells	65-nm
Virtex-4	June 2004	12K to 200K Logic Cells	90-nm
Spartan-3A	December 2006	2K to 54K Logic Cells	90-nm
Spartan-3E	March 2005	2K to 33K Logic Cells	90-nm
Spartan-3	April 2003	2K to 75K Logic Cells	90-nm

See information under the caption “Results of Operations—Net Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues from our product families.

28-nm Product Families

The 7 series devices that comprise our 28-nm product families are fabricated on a high-K metal gate, high performance, low power 28-nm process technology. These devices are based on a scalable and optimized architecture, which enables design and IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of I/O support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 7 series devices consist of the following three families:

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

The Zynq-7000 family is the first family of Xilinx EPPs. This new class of product combines an industry-standard ARM dual-core Cortex™-A9 MPCore™ processing system with Xilinx 28-nm architecture. There are four devices in the Zynq-7000 EPP family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems.

40-nm and 45-nm Product Families

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance, 40-nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets as follows:

•	Virtex-6 LXT FPGAs—optimized for applications that require high-performance logic, DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 SXT FPGAs—optimized for applications that require ultra high-performance DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 HXT FPGAs—optimized for communications applications that require the highest-speed serial connectivity with up to 11.2G serial transceivers.

The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45-nm process technology. The Spartan-6 family is the PLD industry’s first 45-nm high-volume FPGA family, consisting of 11 devices in two product families:

•	Spartan-6 LX FPGAs—optimized for applications that require the lowest cost.

•	Spartan-6 LXT FPGAs—optimized for applications that require LX features plus 3.125G serial transceivers.

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

CPLDs operate on the lowest end of the programmable logic density spectrum. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect. CPLDs combine the advantages of ultra low power consumption with the benefits of high performance and low cost. Prior generations of CPLDs include the CoolRunnerTM and XC9500 product families.

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

The Domain-Specific Platform targets one of the three primary Xilinx FPGA user profiles: the embedded processing developer; the DSP developer; or the logic/connectivity developer. It accomplishes this by augmenting the Base Platform with a targeted set of integrated technologies, including: higher-level design methodologies and tools; domain-specific IP including embedded, Agile Mixed Signal, video, DSP and connectivity; domain-specific development hardware and reference designs; and operating systems and software.

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

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. During April 2012, Xilinx introduced the next-generation Vivado™ Design Suite designed to improve developer productivity resulting in dramatically faster design integration and implementation. Vivado hallmarks include an easy-to-use IP-centric design flow and up to 4x improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general purpose processors designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. Vivado supports Xilinx 7 series FPGAs and Zynq EPPs.

The previous generation tool chain, ISE Design Suite, features three domain-specific categories: embedded, DSP and logic/connectivity. The ISE Design suite supports Xilinx 7 series FPGAs, Zynq EPPs and all previous generation FPGAs, enabling customers to transition to the Vivado Design Suite when the timing is right for their design needs. Both the Vivado Design Suite and ISE Design Suite also interoperate with a wide range of third-party Electronic Design Automation (EDA) software point-tools offerings.

Intellectual Property

Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers Interlaken and PCIe® interface, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, and market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA® AXI-4 interconnect technology, IP-XACT and IEEE P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

Development Boards, Kits and Configuration Products

In addition to the broad selection of legacy development boards presently offered, we have introduced a new unified board strategy that enables the creation of a standardized and coordinated set of base boards available both from Xilinx and our ecosystem partners, all utilizing the industry-standard extensions that enable customization for market specific applications. Adopting this standard for all of our base boards enables the creation of a scalable and extensible delivery mechanism for all Xilinx programmable platforms.

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

Research and Development

Our research and development (R&D) activities are primarily directed toward the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex-7, Kintex-7, Artix-7, Zynq 7000, Virtex-6 and Spartan-6 families. We have made enhancements to our IP core offerings and introduced Vivado, the next generation software design suite. We extended our collaboration with our foundry suppliers in the development of 65-nm, 45-nm, 40-nm and 28-nm manufacturing technology, enabling us to be the first company in the PLD industry to ship 45-nm high-volume as well as 28-nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry’s first 28-nm PLD with embedded ARM technology as well as the industry’s first stacked silicon (3D) devices.

Our R&D challenge is to continue to develop new products that create value-added solutions for customers. In fiscal 2012, 2011 and 2010, our R&D expenses were $435.3 million, $392.5 million and $369.5 million, respectively. We believe technical leadership and innovation are essential to our future success and are committed to maintaining a significant level of R&D investment.

Sales and Distribution

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs or contract manufacturers.

We use dedicated global sales and marketing organizations as well as independent sales representatives to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts with independent sales representatives often serving those customers in defined territories. Distributors create demand within the balance of our customer base. Distributors also provide inventory, value-added services and logistics for a wide range of our OEM customers.

Whether Xilinx, the independent sales representative, or the distributor identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the sellers of the products and as such they bear all legal and financial risks generally related to the sale of commercial goods, including such risks as credit loss, inventory shrinkage, theft and foreign currency fluctuations, but excluding indemnity and warranty liability.

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

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of March 31, 2012 and April 2, 2011, Avnet accounted for 67% and 79%, respectively, of our total accounts receivable. Resale of product through Avnet accounted for 48%, 51% and 49% of our worldwide net revenues in fiscal 2012, 2011 and 2010, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not present many of the inventory risks to distributors posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See “Note 2. Summary of Significant Accounting Policies and Concentrations of Risk” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for information about concentrations of credit risk and “Note 17. Segment Information” for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2012, 2011 or 2010.

Backlog

As of March 31, 2012, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $261.0 million, compared to $266.0 million as of April 2, 2011. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase the majority of our wafers from multiple foundries including United Microelectronics Corporation (UMC), Toshiba Corporation (Toshiba), Taiwan Semiconductor Manufacturing Company Limited (TSMC) and Samsung Electronics Co., Ltd. (Samsung). Currently, UMC manufactures the substantial majority of our wafers.

Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations with each wafer foundry.

Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of wafers manufactured with leading-edge process technologies, and we increase or decrease loadings at particular foundries to meet our business needs.

Sort, Assembly and Test

Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by Xilinx personnel at our Singapore facility or by independent test subcontractors. We purchase most of our assembly and some of our test services from Siliconware Precision Industries Ltd. in Taiwan and Amkor Technology, Inc. in Korea and the Philippines.

Quality Certification

Xilinx has achieved quality management systems certification for ISO 9001:2000 for our facilities in San Jose, California; Dublin, Ireland; Longmont, Colorado and Singapore. In addition, Xilinx achieved ISO 14001, OHSAS 18001 and TL 9000/ISO9001 environmental health and safety management system and quality certifications in the San Jose, Dublin and Singapore locations. We also achieved TL 9000/ISO 9001 certification in Hyderabad, India.

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 31, 2012, we held more than 2,800 issued United States (U.S.) patents, which vary in duration, and over 500 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

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

We maintain the Xilinx trade name and trademarks, including the following trademarks that are registered in the U.S. and other countries: Xilinx, the Xilinx logo, Artix, ISE, Kintex, Spartan, Virtex, Vivado and Zynq. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

We intend to continue to protect our IP rights (including, for example, patents, copyrights and trademarks) vigorously. We believe that failure to enforce our intellectual property rights or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. We incurred, and in the future we may continue to incur, litigation expenses to defend against claims of infringement and to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.

Employees

As of March 31, 2012, we had 3,265 employees compared to 3,099 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.

Executive Officers of the Registrant

Certain information regarding the executive officers of Xilinx as of May 25, 2012 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	57	President and Chief Executive Officer (CEO)
Steven L. Glaser	50	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	57	Corporate Vice President, General Counsel and Secretary
Jon A. Olson	58	Senior Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	52	Senior Vice President, Programmable Platforms Group
Raja G. Petrakian	48	Senior Vice President, Worldwide Operations
Krishna Rangasayee	43	Senior Vice President, and General Manager, Communications Business Unit
Vincent L. Tong	50	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	57	Senior Vice President, Worldwide Sales

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

Steven L. Glaser joined the Company in January 2011 as Corporate Vice President, Strategic Planning. In April 2012, Mr. Glaser was promoted to his current position of Senior Vice President, Corporate Strategy and Marketing. Prior to joining the Company, Mr. Glaser held various senior positions in Cadence Design Systems between April 2005 and January 2011, including Corporate Vice President of Strategic Development and Corporate Vice President of Marketing for the Verification Division. From June 2003 to April 2005, he served as Senior Vice President of Marketing at Verisity Ltd. Prior to that, Mr. Glaser held various senior business and technical positions at companies in the semiconductor and electronic design automation industries.

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

Jon A. Olson joined the Company in June 2005 as Vice President, Finance and CFO. Mr. Olson assumed his current position of Senior Vice President, Finance and CFO in August 2006. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, Director of Finance.

Victor Peng joined the Company in April 2008 as Senior Vice President, Silicon Engineering Group and became Senior Vice President, Programmable Platforms Development in November 2008. In April 2012, Mr. Peng assumed his current position of Senior Vice President, Programmable Platforms Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.

Raja G. Petrakian joined the Company in October 1995 and has served in a number of key roles within Operations, including Senior Director of Supply Chain Management and Vice President of Supply Chain Management. Dr. Petrakian assumed his current position of Senior Vice President, Worldwide Operations in March 2009. Prior to joining Xilinx, Dr. Petrakian spent more than three years at the IBM T.J. Research Center serving as a research staff member in the Manufacturing Research Department.

Krishna Rangasayee joined the Company in July 1999 and has served in a number of key roles, including as Senior Director of Vertical Markets and Partnerships from November 2005 through June 2008. He then served as the Vice President of Strategic Planning from July 2008 through September 2010 and was promoted to the rank of Corporate Vice President for the same function. Mr. Rangasayee assumed the position of Corporate Vice President and General Manager, Communications Business Unit in October 2010. Mr. Rangasayee was promoted to his current position of Senior Vice President, and General Manager, Communications Business Unit in April 2012. Prior to joining Xilinx, Mr. Rangasayee held various positions at Altera, a provider of programmable logic solutions, and Cypress Semiconductor, a semiconductor company.

Vincent L. Tong joined the Company in May 1990 and has served in a number of key roles, including Vice President of Product Technology and as Vice President, Worldwide Quality and Reliability. In April 2008, he assumed his current position of Senior Vice President, Worldwide Quality and New Product Introductions and assumed the additional role of Executive Leader, Asia Pacific in October 2011. Prior to joining the Company, Mr. Tong served in a variety of engineering positions at Monolithic Memories, a producer of logic devices, and AMD. Mr. Tong serves on the board of the Global Semiconductor Alliance, a non-profit semiconductor organization.

Frank A. Tornaghi joined the Company in February 2008 as Vice President, Worldwide Sales and assumed his current position of Senior Vice President, Worldwide Sales in April 2008. Prior to joining the Company, Mr. Tornaghi spent 22 years at LSI Corporation. Mr. Tornaghi acted as an independent consultant from April 2006 until he joined the Company. He served as Executive Vice President, Worldwide Sales at LSI Corporation from July 2001 to April 2006 and as Vice President, North America Sales, from May 1993 to July 2001. From 1984 until May 1993, Mr. Tornaghi held various management positions in sales at LSI Corporation.

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

Additional information required by this Item 1 is incorporated by reference to the section captioned “Net Revenues—Net Revenues by Geography” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to “Note 17. Segment Information” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

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

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28-nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP of logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers’ products.

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

Most of our wafers are manufactured in Taiwan by UMC, and we have additional supply from Toshiba in Japan. In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation. The wafers for our newest products are manufactured in Taiwan by TSMC and in South Korea by Samsung. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent events have shown that the financial condition of sovereign nations, particularly in Europe, are of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon “turns,” orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers; and

•	other new or emerging programmable logic products.

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

If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address customer product demands in a timely manner. For example, as a result of the March 2011 earthquake in Japan, certain suppliers were forced to temporarily halt production, resulting in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer or materials prices could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.

We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.

Resale of product through Avnet accounted for 48% of our worldwide net revenues in fiscal 2012, and as of March 31, 2012, Avnet accounted for 67% of our total net accounts receivable. To align with our strategic initiative to consolidate our distribution channel, in fiscal 2011 we further strengthened our partnership with Avnet, and Avnet committed more personnel and resources to our business. In return for these long-term commitments, we agreed to temporarily extend payment terms for Avnet, which increased our trade accounts receivable balance and days sales outstanding (DSO) as of the end of our second and third quarter of fiscal 2011 compared to our historical level. Our trade accounts receivable balance and DSO levels specific to Avnet decreased in the fourth quarter of fiscal 2011 when Avnet returned to standard payment terms. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

We are dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, any disruption in assembly, test or shipment services, delays in stabilizing manufacturing processes and ramping up volume for new products, transitions to new service providers or any other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

A number of factors, including our inventory strategy, can impact our gross margins.

A number of factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. In connection with the restructuring we announced in April 2009, our international operations grew as we relocated certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weakness in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our intellectual property. We cannot provide assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other intellectual property rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against our indemnitees or us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our intellectual property could materially adversely affect our financial condition and results of operations.

Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be adversely affected.

We rely on information technology systems, and failure of these systems to function properly or unauthorized access to our systems could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. For example, in the third quarter of fiscal 2012 we upgraded the IT systems we use to manage our operations and record and report financial information, and in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. In the past there have been attempts by third parties to penetrate and or infect our network and systems with malicious software, in an effort to gain access to our network and systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.

Earthquakes and other natural disasters could disrupt our operations and have a material adverse affect on our financial condition and results of operations.

The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s foundries in Taiwan and Toshiba’s and Seiko’s foundries in Japan and our assembly and test partners in Japan and other regions as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us. For example, our customers’ supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 3. “Legal Proceedings,” included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

Our inability to effectively control the sale of our products on the gray market could have a material adverse effect on us.

We market and sell our products directly to OEMs and through authorized third-party distributors which helps to ensure that products delivered to our customers are authentic and properly handled. From time to time, customers may purchase products bearing our name from the unauthorized “gray market.” These parts may be counterfeit, salvaged or re-marked parts, or parts that have been altered, mishandled, or damaged. Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast supply or demand. Also, when gray market products enter the market, we and our authorized distributors may compete with brokers of these discounted products, which can adversely affect demand for our products and negatively impact our margins. In addition, our reputation with customers may be negatively impacted when gray market products bearing our name fail or are found to be substandard.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.

As of March 31, 2012, we had 2.00 billion authorized common shares, of which 263.6 million shares were outstanding. In addition, 46.1 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.9 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of March 31, 2012 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

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

We own a 45,000 square foot facility in Albuquerque, New Mexico which serves as a facility for our sales organization.

We lease office facilities for our engineering design centers in Hyderabad, India; Portland, Oregon; Edinburgh, Scotland; Toronto, Canada; Beijing, China and Belfast, Northern Ireland. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Los Angeles, Nashua, Ottawa, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Beijing, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taipei, Tel Aviv and Tokyo.

ITEM 3.	LEGAL PROCEEDINGS

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. Subsequent to the trial, plaintiff notified the Company that in addition to enhanced damages, it intends to seek attorneys’ fees, an ongoing royalty for future sales of infringing products, prejudgment interest, and certain other relief. The Company intends to appeal the verdict and is evaluating its other options, including motions for judgment as a matter of law.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

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

On or about September 15, 2011, a patent infringement lawsuit was filed by Smart Foundry Solutions, LLC (SFS) against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertained to a single patent and SFS sought injunctive relief, unspecified damages, interest and attorneys’ fees. On February 13, 2012, SFS voluntarily dismissed its complaint against the Company, without prejudice.

On March 23, 2012, a patent infringement lawsuit was filed by Advanced Processor Technologies LLC (“APT”) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (Advanced Processor Technologies LLC v. Xilinx, Inc., Case No. 2;12-CV-158). The lawsuit pertains to three patents and APT seeks royalties, injunctive relief and unspecified damages and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 11, 2012, there were approximately 650 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by us to be over 78,000.

The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$37.06	$30.55	$27.73	$23.68
Second Quarter	37.11	27.44	29.28	24.14
Third Quarter	33.46	27.06	29.06	25.17
Fourth Quarter	37.45	32.10	35.11	29.42

Dividends Declared Per Common Share

The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2012	Fiscal 2011
First Quarter	$0.19	$0.16
Second Quarter	0.19	0.16
Third Quarter	0.19	0.16
Fourth Quarter	0.19	0.16

On March 13, 2012, our Board of Directors declared a cash dividend of $0.22 per common share for the first quarter of fiscal 2013. The dividend is payable on June 6, 2012 to stockholders of record on May 16, 2012.

Securities authorized for issuance under equity compensation plans

See “Equity Compensation Plan Information,” included in Item 12. “Securities authorized for issuance under equity compensation plans” in Part III of this Form 10-K for information regarding our equity compensation plans.

Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through March 31, 2012, we had used $312.9 million authorized under the 2010 Repurchase Program, leaving $187.1 million available for future purchases under the 2010 Repurchase Program.

We did not repurchase any of our common stock during the fourth quarter of fiscal 2012. See “Note 15. Stockholders’ Equity” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information regarding our stock repurchase plans.

Company Stock Price Performance

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 30, 2007, the last trading day before our 2007 fiscal year, to March 30, 2012, the last trading day of our 2012 fiscal year. The graph and table assume that $100 was invested on March 30, 2007 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/30/07	03/28/08	03/27/09	04/01/10	04/01/11	03/30/12
Xilinx, Inc.	100.00	91.49	79.37	107.53	137.71	159.87
S&P 500 Index	100.00	94.39	60.09	88.65	102.27	110.46
S&P 500 Semiconductors Index	100.00	93.62	69.28	105.65	114.82	135.17

Note: Stock price performance and indexed returns for our Common Stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Statement of Income Data

Five years ended March 31, 2012

(In thousands, except per share amounts)

	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
Net revenues	$2,240,736	$2,369,445	$1,833,554	$1,825,184	$1,841,372
Operating income	627,773	795,399	432,149	429,518	424,194
Income before income taxes	597,051	771,080	421,765	458,026	469,489
Provision for income taxes	66,972	129,205	64,281	96,307	100,174
Net income	530,079	641,875	357,484	361,719	369,315

Net income per common share:
Basic	$2.01	$2.43	$1.30	$1.31	$1.25
Diluted	$1.95	$2.39	$1.29	$1.31	$1.24
Shares used in per share calculations:
Basic	263,783	264,094	276,012	276,113	295,050
Diluted	272,157	268,061	276,953	276,854	298,636
Cash dividends declared per common share	$0.76	$0.64	$0.60	$0.56	$0.48

(1)	Fiscal 2012 consolidated statement of income data included restructuring and litigation charges of $3,369 and $15,400 respectively.
(2)	Fiscal 2011 consolidated statement of income data included restructuring charges of $10,346 and impairment loss on investments of $5,904.
(3)	Fiscal 2010 consolidated statement of income data included restructuring charges of $30,064 and impairment loss on investments of $3,805.
(4)	Fiscal 2009 consolidated statement of income data included restructuring charges of $22,023, a gain on early extinguishment of convertible debentures of $75,035, impairment loss on investments of $54,129 and a charge of $3,086 related to an impairment of a leased facility that we did not occupy.
(5)	Fiscal 2008 consolidated statement of income data included a loss on the sale of our remaining UMC investment of $4,731, an impairment loss on investments of $2,850 and a charge of $1,614 related to an impairment of a leased facility that we did not occupy.

Consolidated Balance Sheet Data

Five years ended March 31, 2012

(In thousands)

	2012	2011	2010	2009	2008
Working capital	$2,107,533	$2,254,646	$1,549,905	$1,519,402	$1,479,530
Total assets	4,464,122	4,140,850	3,184,318	2,811,901	3,099,218
Convertible debentures	906,569	890,980	354,798	352,110	504,461
Other long-term liabilities	507,092	467,113	351,889	277,965	284,892
Stockholders’ equity	2,707,685	2,414,617	2,120,470	1,948,760	1,969,197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, R&D expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Valuation of Marketable Securities

Our short-term and long-term investments include marketable debt securities. As of March 31, 2012, we had marketable debt securities with a fair value of $2.83 billion.

We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2012, 2011 or 2010.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2012, approximately 61% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of March 31, 2012, we had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. As of April 2, 2011, we had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Valuation of Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of salable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from our customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between our demand forecast and the actual demand in the recent past have not resulted in any material write down in our inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

When assets are removed from operations and held for sale, we estimate impairment losses as the excess of the carrying value of the assets over their fair value. Market conditions are amongst the factors affecting impairment of assets held for sale. Changes in any of these factors could necessitate impairment recognition in future periods for assets held for use or assets held for sale.

Long-lived assets such as other intangible assets and property, plant and equipment are considered non-financial assets, and are only measured at fair value when indicators of impairment exist.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2012, there was no impairment of goodwill in fiscal 2012. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2013. To date, no impairment indicators have been identified.

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

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up in fiscal 2012, 2011 and 2010 reduced stock-based compensation expense by $3.7 million, $5.1 million and $7.7 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	35.1	34.6	36.6

Gross margin	64.9	65.4	63.4

Operating expenses:
Research and development	19.4	16.6	20.2
Selling, general and administrative	16.3	14.8	17.9
Amortization of acquisition-related intangibles	0.3	—	0.1
Restructuring charges	0.2	0.4	1.6
Litigation	0.7	—	—

Total operating expenses	36.9	31.8	39.8

Operating income	28.0	33.6	23.6
Impairment loss on investments	—	0.2	0.2
Interest and other expense, net	1.4	0.8	0.4

Income before income taxes	26.6	32.6	23.0
Provision for income taxes	2.9	5.5	3.5

Net income	23.7%	27.1%	19.5%

Net Revenues

(In millions)	2012	Change	2011	Change	2010
Net revenues	$2,240.7	(5)%	$2,369.4	29%	$1,833.6

Net revenues in fiscal 2012 decreased 5% to $2.24 billion from $2.37 billion in fiscal 2011. New Product revenues increased in fiscal 2012 but were offset by declines from our Mainstream, Base and Support Products, which declines were due to lower sales primarily in the Communications end market. Net revenues in fiscal 2011 increased significantly compared to fiscal 2010. The increase was primarily driven by strong New Product growth and broad-based strength across all of our end markets and geographies. See “Net Revenues by Product” and “Net Revenues by End Markets” below for more information on our product and end-market categories.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex-7, Kintex-7, Zynq-7000, Virtex-6, Virtex-5, Spartan-6, Spartan-3A and Spartan-3E product families.

•	Mainstream Products include the Virtex-4, Spartan-3, Spartan-II and CoolRunner-II product families.

•	Base Products consist of our older product families including the Virtex, Virtex-E, Virtex-II, Spartan, XC4000, CoolRunner and XC9500 products.

•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.

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

Net revenues by product categories for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2012	Total	Change	2011	Total	Change	2010	Total
New Products	$1,159.1	52	14	$1,020.6	43	76	$580.0	32
Mainstream Products	503.6	22	(23)	652.3	28	8	604.6	33
Base Products	485.5	22	(18)	589.4	25	5	559.1	30
Support Products	92.5	4	(14)	107.1	4	19	89.9	5

Total net revenues	$2,240.7	100	(5)	$2,369.4	100	29	$1,833.6	100

Net revenues from New Products increased in fiscal 2012 as a result of continued strong market acceptance of these products, particularly for our Virtex-6 and Spartan-6 product families. We expect sales of New Products to continue to increase over time as more customer programs enter volume production with these products and as our new 28-nm products begin their sales ramp. In fiscal 2011, strong market acceptance of our 65-nm Virtex-5, 40-nm Virtex-6 and 45-nm Spartan-6 product families contributed to the majority of the revenue growth versus the comparable prior year period.

Net revenues from Mainstream Products declined in fiscal 2012 from the comparable prior year period. The decrease was primarily due to a decline in sales of our Virtex-4 product family. Net revenues from Mainstream Products increased in fiscal 2011 from the comparable prior year period. The increase was primarily due to strength from our Virtex-4 product family.

Net revenues from Base Products declined in fiscal 2012 from the comparable prior year period. The decrease was as expected due to a decline in sales from Virtex-2 product family. The increase in net revenues from Base Products in fiscal 2011, as compared to the prior year period, was primarily due to last time buying activities for some of our oldest products.

Net revenues from Support Products declined in fiscal 2012 from the comparable prior year period. The decrease was due to a decline in sales from our PROM products. Net revenues from Support Products increased in fiscal 2011 from the comparable prior year period. The decrease was primarily due to higher revenues from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. We classify our net revenues by end markets into four categories: Communications, Industrial and Other, Consumer and Automotive, and Data Processing. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the fiscal years indicated were as follows:

		% Change		% Change
(% of total net revenues)	2012	in Dollars	2011	in Dollars	2010
Communications	43%	(12)	47%	29	47%
Industrial and Other	35	1	32	34	31
Consumer and Automotive	15	(3)	15	29	15
Data Processing	7	5	6	13	7

Total net revenues	100%	(5)	100%	29	100%

Net revenues from Communications, our largest end market, declined in fiscal 2012 from the comparable prior year period. The decline was due to lower sales from both wired and wireless communication applications with wireless communication applications driving most of the decline. In fiscal 2011, higher sales from both wired and wireless communication applications drove the increase in net revenues versus the comparable prior year period.

Net revenues from the Industrial and Other end market increased slightly in fiscal 2012 from the comparable prior year period. The increase was due to increased sales from defense and industrial, scientific and medical applications, which more than offset lower sales from test and measurement applications. In fiscal 2011, the increase in net revenues from the comparable prior year period was primarily driven by higher sales in industrial, scientific and medical as well as test and measurement applications.

Net revenues from the Consumer and Automotive end market declined in fiscal 2012 from the comparable prior year period. The decrease was mainly due to a decline in sales from consumer and audio, video and broadcast applications. Net revenues from the Consumer and Automotive end market increased in fiscal 2011 from the comparable prior year period. The increase was primarily due to higher sales in audio, video and broadcast applications.

In fiscal 2012, net revenues from the Data Processing end market increased from the comparable prior year period. The increase was driven by increased sales from storage applications. In fiscal 2011, net revenues from the Data Processing end market increased from the comparable prior year period. The increase was due to higher sales from computing, data processing and storage applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors or OEMs who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

		% of	%		% of	%		% of
(In millions)	2012	Total	Change	2011	Total	Change	2010	Total
North America	$684.4	31	(4)	$710.4	30	13	$628.5	34
Asia Pacific	744.5	33	(12)	843.9	36	30	649.1	35
Europe	589.8	26	(4)	615.3	26	56	395.1	22
Japan	222.0	10	11	199.8	8	24	160.9	9

Total net revenues	$2,240.7	100	(5)	$2,369.4	100	29	$1,833.6	100

Net revenues in North America decreased in fiscal 2012 from the comparable prior year period. The decrease was primarily due to a decline in sales across most of our end markets with particular weakness coming from the Communications end market due to a decline in sales from wired communications applications. Net revenues in North America increased in fiscal 2011 compared with the prior year period. The increase was mainly due to broad-based strength across all end markets, with particular strength coming from the Industrial and Other end market.

Net revenues in Asia Pacific decreased in fiscal 2012 from the comparable prior year period. The decrease was primarily due to a decline in sales from the Communications end market with particular weakness coming from wireless communications applications. The increase in fiscal 2011, as compared to the prior year period, was primarily due to higher sales in the Communications end market with increases in sales from both wired and wireless communications applications.

Net revenues in Europe decreased in fiscal 2012 from the comparable prior year period. The decrease was due to lower sales from the Communications end market with particular weakness coming from wireless communications applications. Net revenues in Europe increased in fiscal 2011 from the comparable prior year period. The increase was mainly driven by broad-based strength across all end market segments and all sub segments with particular strength coming from the Communications end market primarily due to higher sales from wireless communications applications.

The fiscal 2012 increase in net revenues in Japan, as compared to prior year period, was primarily driven by strength in the Industrial and Other end market with particular strength coming from test and measurement applications. Net revenues in Japan increased in fiscal 2011 from the comparable prior year period. The increase was primarily driven by higher sales in the Industrial and Other and Consumer end market segments.

Gross Margin

(In millions)	2012	Change	2011	Change	2010
Gross margin	$1,454.7	(6)%	$1,549.9	33%	$1,161.8
Percentage of net revenues	64.9%		65.4%		63.4%

The decrease in the gross margin percentage in fiscal 2012 from the comparable prior year period was driven by lower revenues and costs related to the ramp of New Products, which was partially offset by continuing improvement in product costs.

Gross margin percentage in fiscal 2011 increased from the comparable prior year period. The increase was driven primarily by a broad improvement in product costs and higher revenues. This improvement was partly offset by the growth of New Products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

Gross margin may be affected in the future by product mix shifts, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies.

Sales of inventory previously written off were not material during fiscal 2012, 2011 or 2010.

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

Research and Development

(In millions)	2012	Change	2011	Change	2010
Research and development	$435.3	11%	$392.5	6%	$369.5
Percentage of net revenues	19%		17%		20%

R&D spending increased $42.8 million or 11% during fiscal 2012 compared to the same period last year. The increase was mainly due to higher current period expenses related to our 28-nm development activities.

R&D spending increased $23.0 million or 6% during fiscal 2011 compared to fiscal 2010. The increase was mainly due to higher employee compensation related to variable spending, such as incentive compensation expenses associated with higher revenues, operating margin, and higher overall headcount.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP and the development of new design and layout software. We will also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2012	Change	2011	Change	2010
Selling, general and administrative	$365.3	4%	$350.6	7%	$327.6
Percentage of net revenues	16%		15%		18%

SG&A expenses increased $14.7 million or 4% during fiscal 2012 compared to the same period last year. The increase was primarily due to higher legal expenses related to current litigation. See “Note 18. Litigation Settlements and Contingencies” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” for information.

SG&A expenses increased $23.0 million or 7% during fiscal 2011 compared to the same period last year. The increase was primarily due to higher variable spending associated with higher revenue and operating margin, particularly sales commissions and incentive compensation expenses, and higher legal expenses related to litigations and acquisitions.

Amortization of Acquisition-Related Intangibles

(In millions)	2012	Change	2011	Change	2010
Amortization of acquisition-related intangibles	$7.6	632%	$1.0	(60)%	$2.5

Amortization expense in fiscal 2012 was related to the intangible assets acquired in the fourth quarter of fiscal 2011 and in the first quarter of fiscal 2012. See “Note 19. Business Combinations” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.” Amortization expense in fiscal 2010 was related to the intangible assets from our prior acquisitions, which were fully amortized by the first quarter of fiscal 2010.

Restructuring Charges

During the second quarter of fiscal 2012, we implemented restructuring measures designed to consolidate our research and development activities in the U.S. and to reduce our global workforce by 46 net positions, or less than 2%. We have completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses.

During fiscal 2011, we announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions, or less than 2% of our global workforce, in various geographies and functions worldwide. The reorganization plan was completed by the end of the fourth quarter of fiscal 2011.

We recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance pay expenses.

The restructuring charges described above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of March 31, 2012 was immaterial.

Litigation

On May 18, 2012, the jury in the trial of a patent infringement lawsuit filed by PACT against us concluded its deliberations. The jury found two patents held by PACT were valid and were willfully infringed by us. The jury awarded PACT the sum of $15.4 million as damages and royalties on our past sales. We recorded this award as other long-term liabilities on our consolidated balance sheet as of March 31, 2012. See Item 3. “Legal Proceedings,” included in Part I and “Note 18. Litigation Settlements and Contingencies” to our consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data.

Stock-Based Compensation

(In millions)	2012	Change	2011	Change	2010
Stock-based compensation included in:
Cost of revenues	$5.6	17%	$4.8	(7)%	$5.2
Research and development	32.3	12%	28.8	12%	25.8
Selling, general and administrative	29.5	11%	26.7	8%	24.6
Restructuring charges	—	—%	—	(100)%	0.9

	$67.4	12%	$60.3	7%	$56.5

The $7.1 million and $3.8 million increases in stock-based compensation expense for fiscal 2012 and 2011, respectively, as compared to the prior year period was mainly due to higher weighted-average fair values of stock awards granted and lower forfeitures.

Impairment Loss on Investments

(In millions)	2012	Change	2011	Change	2010
Impairment loss on investments	$—	(100)%	$5.9	55%	$3.8

We recorded an impairment loss on investments in non-marketable equity securities of $5.9 million and $3.8 million for fiscal 2011 and 2010, respectively, due to other-than-temporary decline in the estimated fair value of certain investees. We did not record any impairment loss on investments during fiscal 2012.

Interest and Other Expense, Net

(In millions)	2012	Change	2011	Change	2010
Interest and other expense, net	$30.7	67%	$18.4	179%	$6.6
Percentage of net revenues	1%		1%		—%

The increase in net interest and other expense in both fiscal 2012 and 2011 over the prior year were due primarily to the interest expense related to the 2.625% Debentures, which was issued in June 2010 and therefore had a partial-year impact in fiscal 2011 and full-year impact in fiscal 2012. Additionally, in fiscal 2011 we entered into interest rate swaps, which lowered our overall interest expenses related to the 2.625% Debentures by $5.0 million. We sold the interest rate swaps in October 2010. See “Note 12. Interest and Other Expense, Net” and “Note 14. Convertible Debentures and Revolving Credit Facility” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data.”

Provision for Income Taxes

(In millions)	2012	Change	2011	Change	2010
Provision for income taxes	$67.0	(48)%	$129.2	101%	$64.3
Percentage of net revenues	3%		6%		4%
Effective tax rate	11%		17%		15%

The effective tax rates in all years reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.

The decrease in the effective tax rate in fiscal 2012, when compared with fiscal 2011, was primarily due to a shift in the geographic mix of earnings subject to U.S. tax. The fiscal 2012 decrease in effective tax rate also included benefits of $15.9 million relating to lapses of statutes of limitation, which resulted in the realization of certain previously unrecognized tax positions.

The increase in the effective tax rate in fiscal 2011 compared with fiscal 2010 was due to a shift in the geographic mix of earnings subject to U.S. tax and to a reduction in the benefit of U.S. tax credits in proportion to U.S. earnings. The increase was partially offset by an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. In addition, the fiscal 2011 increase was partially offset by the retroactive extension of the federal research credit.

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

Fiscal 2012 Compared to Fiscal 2011

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 31, 2012 and April 2, 2011 totaled $3.13 billion and $2.69 billion, respectively. As of March 31, 2012, we had cash, cash equivalents and short-term investments of $1.92 billion and working capital of $2.11 billion. Cash provided by operations of $826.7 million for fiscal 2012 was $102.5 million higher than the $724.2 million generated during fiscal 2011. Cash provided by operations during fiscal 2012 resulted primarily from net income as adjusted for non-cash related items and decreases in accounts receivable and inventories and increase in accrued liabilities, and were partially offset by decreases in deferred income on shipment to distributors, accounts payable and income taxes payable.

Net cash used in investing activities was $960.9 million during fiscal 2012, as compared to $625.4 million in fiscal 2011. Net cash used in investing activities during fiscal 2012 consisted of $852.0 million of net purchases of available-for-sale securities, $70.1 million for purchases of property, plant and equipment (see further discussion below) and $38.8 million for acquisition of businesses.

Net cash used in financing activities was $299.4 million in fiscal 2012, as compared to net cash provided by financing activities of $92.2 million in fiscal 2011. Net cash used in financing activities during fiscal 2012 consisted of $219.6 million of repurchase of common stocks and $200.4 million for dividend payments to stockholders, which was partially offset by $108.7 million of proceeds from issuance of common stock under employee stock plans and $12.0 million for the excess of the tax benefit from stock-based compensation.

Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, customer returns and distributor pricing adjustments decreased by 25% from $286.5 million at the end of fiscal 2011 to $215.0 million at the end of fiscal 2012. The decrease in accounts receivable balance was primarily attributable to a decrease in net revenues in the fourth quarter of fiscal 2012 from the comparable prior year period. Due to higher accounts receivable collections, DSO decreased to 35 days as of March 31, 2012 from 45 days as of April 2, 2011.

Inventories

Inventories decreased from $264.7 million as of April 2, 2011 to $204.9 million as of March 31, 2012. The combined inventory days at Xilinx and the distribution channel decreased to 106 days as of March 31, 2012, compared to 135 days as of April 2, 2011. While we were able to manage our inventory and reduce the combined inventory days in fiscal 2012, the balances for both March 31, 2012 and April 2, 2011 were still relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry line. These parts are expected to be sold over a period of the next three years.

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

Property, Plant and Equipment

During fiscal 2012, we invested $70.1 million in property, plant and equipment compared to $65.0 million in fiscal 2011. Primary investments in fiscal 2012 were for equipment, building improvements, testers, handlers, software in order to support our new products development and infrastructures.

Current Liabilities

Current liabilities decreased from $368.1 million at the end of fiscal 2011 to $342.8 million at the end of fiscal 2012. The decrease was primarily due to the decrease in deferred income on shipments to distributors and accounts payable due to timing and lower revenues, partially offset by the increase in other accrued liabilities.

Stockholders’ Equity

Stockholders’ equity increased $293.1 million during fiscal 2012, from $2.41 billion in fiscal 2011 to $2.71 billion in fiscal 2012. The increase in stockholders’ equity was attributable to total comprehensive income of $526.8 million (which included net income of $530.1 million) for fiscal 2012, issuance of common stock under employee stock plans of $108.7 million and stock-based compensation related amounts totaling $77.6 million (including the related tax benefits associated with stock option exercises). The increases were partially offset by the repurchase of common stock of $219.6 million and payment of dividends to stockholders of $200.4 million.

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

Net cash used in investing activities was $625.4 million during fiscal 2011, as compared to $336.7 million in fiscal 2010. Net cash used in investing activities during fiscal 2011 primarily consisted of $526.4 million of net purchases of available-for-sale securities, $65.0 million for purchases of property, plant and equipment (see further discussion below) and $33.7 million for acquisition of businesses.

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

Inventories

Inventories increased from $130.6 million as of April 3, 2010 to $264.7 million as of April 2, 2011. The combined inventory days at Xilinx and the distribution channel increased to 135 days as of April 2, 2011, compared to 89 days as of April 3, 2010. The increases were primarily due to build ahead of a number of legacy parts due to the previously planned closure of a particular foundry line and higher safety stock levels on certain parts in light of tight capacity at our foundry partners in anticipation of future demand.

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

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in December 2011. Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. We recently terminated our relationship with one credit rating agency which allowed us to obtain a more favorable rate on this credit facility because we had a higher credit rating with an alternate credit rating agency. We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

We used $219.6 million of cash to repurchase 7.0 million shares of our common stock in fiscal 2012 compared with $468.9 million used to repurchase 17.8 million shares in fiscal 2011. During fiscal 2012, we paid $200.4 million in cash dividends to stockholders, representing an aggregate amount of $0.76 per common share. During fiscal 2011, we paid $169.1 million in cash dividends to stockholders, representing an aggregate amount of $0.64 per common share. In addition, on March 13, 2012, our Board of Directors declared a cash dividend of $0.22 per common share for the first quarter of fiscal 2013. The dividend is payable on June 6, 2012 to stockholders of record on May 16, 2012. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of March 31, 2012, marketable securities measured at fair value using Level 3 inputs were comprised of $28.9 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 1% as of March 31, 2012. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.

During fiscal 2012, we redeemed $5.7 million of student loan auction rate securities for cash at par value.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of March 31, 2012.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$21.7	$6.9	$7.9	$3.1	$3.8
Inventory and other purchase obligations (2)	102.4	102.4	—	—	—
Electronic design automation software licenses (3)	26.6	14.7	11.9	—	—
Intellectual property license rights obligations (4)	5.0	—	—	—	5.0
2.625% senior convertible debentures-principal and interest (5)	682.0	15.8	31.5	31.5	603.2
3.125% junior convertible debentures-principal and interest (5)	1,228.4	21.6	43.1	43.1	1,120.6

Total	$2,066.1	$161.4	$94.4	$77.7	$1,732.6

(1)	We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $3.1 million for fiscal 2012. See “Note 10. Commitments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about operating leases.

(2)	Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.

(3)	As of March 31, 2012, we had $26.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

(4)	We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)	For purposes of this table we have assumed the principal of our debentures will be paid on maturity dates, which is June 15, 2017 for the 2.625% senior convertible debentures and March 15, 2037 for the 3.125% junior convertible debentures. See “Note 14. Convertible Debentures and Revolving Credit Facility” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our debentures.

As of March 31, 2012, $14.5 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.83 billion as of March 31, 2012. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, floating rate notes, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, a debt mutual fund, student loan auction rate securities, U.S. and foreign government and agency securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2012 and April 2, 2011 would have affected the fair value of our investment portfolio by less than $26.0 million and $16.0 million, respectively.

Credit Market Risk

Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur additional other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See “Note 4. Financial Instruments” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information about our investments.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 31, 2012 and April 2, 2011, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	March 31, 2012	April 2, 2011
Singapore Dollar	$60,925	$52,782
Euro	41,467	38,787
Indian Rupee	18,943	—
British Pound	14,250	8,853
Japanese Yen	11,076	12,382

	$146,661	$112,804

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2012 and February 2014. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income. Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 31, 2012 and April 2, 2011 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $9.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 31, 2012 and April 2, 2011 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 31, 2012	April 2, 2011	April 3, 2010
Net revenues	$2,240,736	$2,369,445	$1,833,554
Cost of revenues	786,078	819,558	671,803

Gross margin	1,454,658	1,549,887	1,161,751

Operating expenses:
Research and development	435,276	392,482	369,485
Selling, general and administrative	365,272	350,626	327,560
Amortization of acquisition-related intangibles	7,568	1,034	2,493
Restructuring charges	3,369	10,346	30,064
Litigation	15,400	—	—

Total operating expenses	826,885	754,488	729,602

Operating income	627,773	795,399	432,149
Impairment loss on investments	—	5,904	3,805
Interest and other expense, net	30,722	18,415	6,579

Income before income taxes	597,051	771,080	421,765
Provision for income taxes	66,972	129,205	64,281

Net income	$530,079	$641,875	$357,484

Net income per common share:
Basic	$2.01	$2.43	$1.30

Diluted	$1.95	$2.39	$1.29

Shares used in per share calculations:
Basic	263,783	264,094	276,012

Diluted	272,157	268,061	276,953

See notes to consolidated financial statements.

XILINX, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)	March 31, 2012	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$788,822	$1,222,359
Short-term investments	1,128,805	704,054
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,446 and $3,579 in 2012 and 2011, respectively	214,965	286,464
Inventories	204,866	264,745
Deferred tax assets	64,822	88,064
Prepaid expenses and other current assets	48,029	57,100

Total current assets	2,450,309	2,622,786

Property, plant and equipment, at cost:
Land	94,260	94,260
Buildings	314,455	301,642
Machinery and equipment	332,232	305,842
Furniture and fixtures	47,475	46,197

	788,422	747,941
Accumulated depreciation and amortization	(393,440)	(367,371)

Net property, plant and equipment	394,982	380,570
Long-term investments	1,209,228	766,452
Goodwill	149,538	133,580
Acquisition-related intangibles, net	36,332	26,896
Other assets	223,733	210,566

Total Assets	$4,464,122	$4,140,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,613	$99,252
Accrued payroll and related liabilities	121,309	125,582
Deferred income on shipments to distributors	67,002	99,763
Other accrued liabilities	75,852	43,543

Total current liabilities	342,776	368,140

Convertible debentures	906,569	890,980
Deferred tax liabilities	463,045	403,990
Long term income taxes payable	14,479	45,306
Other long-term liabilities	29,568	17,817
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 263,612 and 264,602 shares issued and outstanding in 2012 and 2011, respectively	2,636	2,646
Additional paid-in capital	1,195,458	1,163,410
Retained earnings	1,502,327	1,238,044
Accumulated other comprehensive income	7,264	10,517

Total stockholders’ equity	2,707,685	2,414,617

Total Liabilities and Stockholders’ Equity	$4,464,122	$4,140,850

See notes to consolidated financial statements.

XILINX, INC.

Consolidated Statements of Cash Flows

	Years Ended
(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$530,079	$641,875	$357,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,658	50,361	50,180
Amortization	16,690	8,531	14,982
Stock-based compensation	67,418	60,258	56,481
Impairment loss on investments	—	5,904	3,805
Net gain on sale of available-for-sale securities	(2,515)	(3,821)	(351)
Amortization of debt discount on convertible debentures	15,545	13,921	3,892
Derivatives — revaluation and amortization	44	(113)	(1,204)
Provision for deferred income taxes	79,326	109,561	58,030
Tax benefit (expense) from exercise of stock options	9,917	4,861	(4,352)
(Excess) reduction of tax benefit from stock-based compensation	(11,957)	(7,406)	1,315
Changes in assets and liabilities:
Accounts receivable, net	71,499	(23,699)	(46,345)
Inventories	60,121	(133,724)	(10,779)
Prepaid expenses and other current assets	(7,401)	(4,854)	(9,174)
Other assets	1,427	(841)	(15,341)
Accounts payable	(20,640)	2,833	47,967
Accrued liabilities (including restructuring activities)	14,198	(3,496)	50,103
Income taxes payable	(19,909)	(15,630)	(20,170)
Deferred income on shipments to distributors	(32,761)	19,631	17,768

Net cash provided by operating activities	826,739	724,152	554,291

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,333,508)	(2,578,393)	(1,669,148)
Proceeds from sale and maturity of available-for-sale securities	3,481,501	2,052,016	1,362,838
Purchases of property, plant and equipment	(70,071)	(64,979)	(28,152)
Other investing activities	(38,819)	(34,085)	(2,270)

Net cash used in investing activities	(960,897)	(625,441)	(336,732)

Cash flows from financing activities:
Repurchases of common stock	(219,638)	(468,943)	(149,997)
Proceeds from issuance of common stock through various stock plans	108,663	170,353	64,871
Payment of dividends to stockholders	(200,361)	(169,072)	(165,648)
Proceeds from issuance of convertible debts, net of issuance costs	—	587,644	—
Purchase of call options	—	(112,319)	—
Proceeds from issuance of warrants	—	46,908	—
Proceeds from sale of interest rate swaps	—	30,214	—
Excess (reduction of) tax benefit from stock-based compensation	11,957	7,406	(1,315)

Net cash provided by (used in) financing activities	(299,379)	92,191	(252,089)

Net increase (decrease) in cash and cash equivalents	(433,537)	190,902	(34,530)
Cash and cash equivalents at beginning of period	1,222,359	1,031,457	1,065,987

Cash and cash equivalents at end of period	$788,822	$1,222,359	$1,031,457

Supplemental disclosure of cash flow information:
Interest paid	$37,301	$29,827	$21,551
Income taxes paid (refunds)	$(2,447)	$30,561	$31,869

See notes to consolidated financial statements.

XILINX, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock Outstanding		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of March 28, 2009	275,507	$2,755	$1,085,745	$879,118	$(18,858)	$1,948,760
Components of comprehensive income:
Net income	—	—	—	357,484	—	357,484
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $9,115	—	—	—	—	14,756	14,756
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(541)	(541)
Cumulative translation adjustment	—	—	—	—	3,422	3,422

Total comprehensive income						375,121

Issuance of common shares under employee stock plans	4,183	42	60,046	—	—	60,088
Repurchase and retirement of common stock	(6,203)	(62)	(95,526)	(54,409)	—	(149,997)
Stock-based compensation expense	—	—	56,481	—	—	56,481
Stock-based compensation capitalized in inventory	—	—	17	—	—	17
Cash dividends declared ($0.60 per common share)	—	—	—	(165,648)	—	(165,648)
Reduction of tax benefit from exercise of stock options	—	—	(4,352)	—	—	(4,352)

Balance as of April 3, 2010	273,487	2,735	1,102,411	1,016,545	(1,221)	2,120,470
Components of comprehensive income:
Net income	—	—	—	641,875	—	641,875
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $2,176	—	—	—	—	3,537	3,537
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	6,776	6,776
Cumulative translation adjustment	—	—	—	—	1,425	1,425

Total comprehensive income						653,613

Issuance of common shares under employee stock plans	8,870	89	170,264	—	—	170,353
Repurchase and retirement of common stock	(17,755)	(178)	(217,461)	(251,304)	—	(468,943)
Stock-based compensation expense	—	—	60,258	—	—	60,258
Stock-based compensation capitalized in inventory	—	—	394	—	—	394
Equity component of 2.625% Debentures, net	—	—	108,094	—	—	108,094
Purchase of call options	—	—	(112,319)	—	—	(112,319)
Issuance of warrants	—	—	46,908	—	—	46,908
Cash dividends declared ($0.64 per common share)	—	—	—	(169,072)	—	(169,072)
Tax benefit from exercise of stock options	—	—	4,861	—	—	4,861

Balance as of April 2, 2011	264,602	2,646	1,163,410	1,238,044	10,517	2,414,617
Components of comprehensive income:
Net income	—	—	—	530,079	—	530,079
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $3,569	—	—	—	—	6,097	6,097
Change in net unrealized loss on hedging transactions, net of taxes	—	—	—	—	(8,324)	(8,324)
Cumulative translation adjustment	—	—	—	—	(1,026)	(1,026)

Total comprehensive income						526,826

Issuance of common shares under employee stock plans	6,040	61	108,602	—	—	108,663
Repurchase and retirement of common stock	(7,030)	(71)	(154,132)	(65,435)	—	(219,638)
Stock-based compensation expense	—	—	67,418	—	—	67,418
Stock-based compensation capitalized in inventory	—	—	242	—	—	242
Cash dividends declared ($0.76 per common share)	—	—	—	(200,361)	—	(200,361)
Tax benefit from exercise of stock options	—	—	9,918	—	—	9,918

Balance as of March 31, 2012	263,612	$2,636	$1,195,458	$1,502,327	$7,264	$2,707,685

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

Note 2. Summary of Significant Accounting Policies and Concentrations of Risk

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 and 2011 were a 52-week year ended on March 31, 2012 and April 2, 2011, respectively. Fiscal 2010 was a 53-week year ended on April 3, 2010. Fiscal 2013 will be a 52-week year ending on March 30, 2013.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, bank certificates of deposit, money market funds and time deposits. Short-term investments consist of municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities, floating rate notes, mortgage-backed securities and bank certificates of deposit with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. and foreign government and agency securities, corporate bonds, mortgage-backed securities, floating rate notes, a debt mutual fund and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 31, 2012 and April 2, 2011, long-term investments also included approximately $28.9 million and $35.0 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

The Company maintains its cash balances with various banks with high quality ratings, and investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds, U.S. and foreign government and agency securities and a debt mutual fund. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 31, 2012 or April 2, 2011. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. See “Note 3. Fair Value Measurements” for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other expense, net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 31, 2012	April 2, 2011
Raw materials	$11,707	$15,465
Work-in-process	164,438	214,023
Finished goods	28,721	35,257

	$204,866	$264,745

The Company reviews and sets standard costs quarterly to approximate current actual manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes, adjusted for excess capacity. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from the Company’s customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that the Company uses in the valuation of inventory are the basis for its published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between the Company’s demand forecast and the actual demand in the recent past have not resulted in any material write down in the Company’s inventory. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $55.7 million, $50.4 million and $50.2 million for fiscal 2012, 2011 and 2010, respectively.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment. Based on the impairment review performed during the fourth quarter of fiscal 2012, there was no impairment of goodwill in fiscal 2012. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2013. To date, no impairment indicators have been identified.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2012, approximately 61% of the Company’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of March 31, 2012, the Company had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. As of April 2, 2011, the Company had $134.0 million of deferred revenue and $34.2 million of deferred cost of revenues recognized as a net $99.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Ireland and Singapore subsidiaries. Monetary assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in the consolidated statements of income under interest and other expense, net. The remeasurement gains or losses were immaterial for all fiscal periods presented.

The local currency is the functional currency for each of the Company’s other wholly-owned foreign subsidiaries. Assets and liabilities are translated from foreign currencies into U.S. dollars at month-end exchange rates and statements of income are translated at the average monthly exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities (i.e., cumulative translation adjustment) are included as a component of accumulated other comprehensive income in stockholders’ equity.

Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company’s ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency or commodity price fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. See “Note 5. Derivative Financial Instruments” for detailed information about the Company’s derivative financial instruments.

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

Income Taxes

All income tax amounts reflect the use of the liability method under the accounting for income taxes, as interpreted by Financial Accounting Standards Board (FASB) authoritative guidance for measuring uncertain tax positions. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2012 and 2011, the accrual balance of the product warranty liability was immaterial.

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

Concentrations of Credit Risk

Avnet, one of the Company’s distributors, distributes the substantial majority of the Company’s products worldwide. As of March 31, 2012 and April 2, 2011, Avnet accounted for 67% and 79% of the Company’s total accounts receivable, respectively. Resale of product through Avnet accounted for 48%, 51% and 49% of the Company’s worldwide net revenues in fiscal 2012, 2011 and 2010, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 90% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer. As of March 31, 2012, 72% and 28% of its investments in debt securities were domestic and foreign issuers, respectively. See “Note 4. Financial Instruments” for detailed information about the Company’s investment portfolio.

As of March 31, 2012, less than 1% of the Company’s $3.06 billion investment portfolio consisted of student loan auction rate securities and all of these securities are rated AAA with the exception of $3.4 million that were downgraded to an A rating during fiscal 2009. While these securities experienced failed auctions in the fourth quarter of fiscal 2008 due to liquidity issues in the global credit markets, which have not been completely resolved as of March 31, 2012, the Company has collected and expects to collect all interest payable on these securities when due. Substantially all of the underlying assets that secure these securities are pools of student loans originated under the Federal Family Education Loan Program (FFELP), which are substantially guaranteed by the U.S. Department of Education. Because there can be no assurance of a successful auction in the future, these student loan auction rate securities are classified as long-term investments on the consolidated balance sheets. The maturity dates range from December 2027 to May 2046.

As of March 31, 2012, approximately 29% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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

Dependence on Independent Manufacturers and Subcontractors

The Company does not directly manufacture the finished silicon wafers used to manufacture its products. Xilinx receives a majority of its finished wafers from independent wafer manufacturers located in Taiwan. The Company is also dependent on a limited number of subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services.

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

In September 2011, the FASB issued the authoritative guidance that gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test for purposes of evaluating goodwill. The guidance is effective for fiscal years beginning after December 15, 2011, which for the Company is for its fiscal 2013. Early adoption is permitted. The Company does not expect this new guidance to have significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued the authoritative guidance that requires an entity to disclose information about offsetting and related arrangements of financial and derivative instruments, which enable users of its financial statements to understand the effect of those arrangements on its financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, including all comparative periods presented, which for Xilinx is for its first quarter of fiscal 2014. Early adoption is permitted. The Company does not expect this new guidance to have significant impact on the Company’s consolidated financial statements.

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

The Company determines the fair value for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. The Company primarily uses a consensus price or weighted average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price. For certain other securities, such as student loan auction rate securities, the Company performs its own valuation analysis using a discounted cash flow pricing model.

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2012 and the Company did not adjust or override any fair value measurements as of March 31, 2012.

Fair Value Hierarchy

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

The Company’s Level 1 assets consist of U.S. government and agency securities and money market funds.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes, mortgage-backed securities and a debt mutual fund. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and April 2, 2011:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Cash and cash equivalents:
Money market funds	$232,017	$—	$—	$232,017
Bank certificates of deposit	—	29,994	—	29,994
Commercial paper	—	233,980	—	233,980
U.S. government and agency securities	75,036	84,985	—	160,021
Foreign government and agency securities	—	68,993	—	68,993

Short-term investments:
Bank certificates of deposit	—	129,978	—	129,978
Commercial paper	—	360,887	—	360,887
Corporate bonds	—	14,257	—	14,257
U.S. government and agency securities	322,763	119,931	—	442,694
Foreign government and agency securities	—	180,958	—	180,958
Mortgage-backed securities	—	31	—	31

Long-term investments:
Corporate bonds	—	175,415	—	175,415
Auction rate securities	—	—	28,929	28,929
Municipal bonds	—	26,160	—	26,160
U.S. government and agency securities	17,539	48,659	—	66,198
Mortgage-backed securities	—	892,745	—	892,745
Debt mutual fund	—	19,781	—	19,781

Total assets measured at fair value	$647,355	$2,386,754	$28,929	$3,063,038

Liabilities
Derivative financial instruments, net	$—	$3,070	$—	$3,070
Convertible debentures – embedded derivative	—	—	931	931

Total liabilities measured at fair value	$—	$3,070	$931	$4,001

Net assets measured at fair value	$647,355	$2,383,684	$27,998	$3,059,037

	April 2, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Cash and cash equivalents:
Money market funds	$275,596	$—	$—	$275,596
Bank certificates of deposit	—	79,984	—	79,984
Commercial paper	—	485,315	—	485,315
U.S. government and agency securities	29,998	99,974	—	129,972
Foreign government and agency securities	—	161,970	—	161,970

Short-term investments:
Bank certificates of deposit	—	10,000	—	10,000
Commercial paper	—	224,896	—	224,896
Municipal bonds	—	45	—	45
U.S. government and agency securities	14,404	7,996	—	22,400
Foreign government and agency securities	—	384,428	—	384,428
Floating rate notes	—	62,261	—	62,261
Mortgage-backed securities	—	24	—	24

Long-term investments:
Corporate bonds	—	25,566	—	25,566
Auction rate securities	—	—	34,950	34,950
Municipal bonds	—	16,913	—	16,913
U.S. government and agency securities	7,941	45,570	—	53,511
Floating rate notes	—	29,869	—	29,869
Mortgage-backed securities	—	605,643	—	605,643

Derivative financial instruments, net	—	5,134	—	5,134

Total assets measured at fair value	$327,939	$2,245,588	$34,950	$2,608,477

Liabilities
Convertible debentures – embedded derivative	$—	$—	$945	$945

Total liabilities measured at fair value	$—	$—	$945	$945

Net assets measured at fair value	$327,939	$2,245,588	$34,005	$2,607,532

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	Year Ended March 31, 2012	Year Ended April 2, 2011
Balance as of beginning of period	$34,005	$60,796
Total realized and unrealized gains (losses):
Included in interest and other expense, net	14	(676)
Included in other comprehensive income	(371)	4,255
Sales and settlements, net (1)	(5,650)	(30,370)

Balance as of end of period	$27,998	$34,005

(1)	During fiscal 2012 and 2011, the Company redeemed $5.7 million and $20.2 million of student loan auction rate securities, respectively, for cash at par value. During fiscal 2011, the Company sold $10.8 million notional value of student loan auction rate securities and realized a $580 thousand loss.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of the end of the period are summarized as follows:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Interest and other expense, net	$14	$(97)	$1,262

As of March 31, 2012, marketable securities measured at fair value using Level 3 inputs were comprised of $28.9 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of eight years (given the collateral composition of the securities) and the discount rates ranging from 2.59% to 3.33% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis-points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company’s student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of March 31, 2012 was $689.6 million. The 3.125% Debentures included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Our 2.625% Debentures and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair value of the 2.625% and 3.125% Debentures as of March 31, 2012 was approximately $810.8 million and $877.9 million, respectively, based on the last trading price of the respective debentures of the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 4. Financial Instruments

The following is a summary of available-for-sale securities:

	March 31, 2012				April 2, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$232,017	$—	$—	$232,017	$275,596	$—	$—	$275,596
Bank certificates of deposit	159,972	—	—	159,972	89,984	—	—	89,984
Commercial paper	594,867	1	(1)	594,867	710,210	2	(1)	710,211
Corporate bonds	186,455	3,401	(184)	189,672	25,501	69	(4)	25,566
Auction rate securities	32,600	—	(3,671)	28,929	38,250	—	(3,300)	34,950
Municipal bonds	25,454	734	(28)	26,160	16,818	192	(52)	16,958
U.S. government and agency securities	668,702	360	(149)	668,913	206,052	38	(207)	205,883
Foreign government and agency securities	249,951	—	—	249,951	546,407	7	(16)	546,398
Floating rate notes	—	—	—	—	91,927	204	(1)	92,130
Mortgage-backed securities	878,842	15,094	(1,160)	892,776	598,046	8,984	(1,363)	605,667
Debt mutual fund	20,000	—	(219)	19,781	—	—	—	—

	3,048,860	19,590	(5,412)	3,063,038	$2,598,791	$9,496	$(4,944)	$2,603,343

The following table shows the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 31, 2012 and April 2, 2011 :

	March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Losses
Commercial paper	$79,994	$(1)	$—	$—	$79,994	$(1)
Corporate bonds	21,111	(184)	—	—	21,111	(184)
Auction rate securities	—	—	28,929	(3,671)	28,929	(3,671)
Municipal bonds	2,173	(24)	366	(4)	2,539	(28)
U.S. government and agency securities	460,735	(149)	—	—	460,735	(149)
Mortgage-backed securities	147,726	(1,040)	15,923	(120)	163,649	(1,160)
Debt mutual fund	19,781	(219)	—	—	19,781	(219)

	$731,520	$(1,617)	$45,218	$(3,795)	$776,738	$(5,412)

	April 2, 2011
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Losses
Commercial paper	$44,982	$(1)	$—	$—	$44,982	$(1)
Corporate bonds	6,129	(4)	—	—	6,129	(4)
Auction rate securities	—	—	34,950	(3,300)	34,950	(3,300)
Municipal bonds	4,992	(42)	936	(10)	5,928	(52)
U.S. government and agency securities	108,464	(207)	—	—	108,464	(207)
Foreign government and agency securities	67,061	(16)	—	—	67,061	(16)
Floating rate notes	25,020	(1)	—	—	25,020	(1)
Mortgage-backed securities	178,844	(1,356)	1,094	(7)	179,938	(1,363)

	$435,492	$(1,627)	$36,980	$(3,317)	$472,472	$(4,944)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past three years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 31, 2012 and April 2, 2011 were temporary in nature, as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of March 31, 2012 and April 2, 2011. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (bank certificates of deposit, commercial paper, corporate bonds, auction rate securities, municipal bonds, U.S. and foreign government and agency securities and mortgage-backed securities) as of March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 31, 2012
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,621,892	$1,621,793
Due after one year through five years	255,577	259,584
Due after five years through ten years	266,223	270,742
Due after ten years	653,151	659,121

	$2,796,843	$2,811,240

Certain information related to available-for-sale securities is as follows:

(In thousands)	2012	2011	2010
Gross realized gains on sale of available-for-sale securities	$2,916	$5,169	$2,947
Gross realized losses on sale of available-for-sale securities	(401)	(1,348)	(2,596)

Net realized gains on sale of available-for-sale securities	$2,515	$3,821	$351

Amortization of premiums (discounts) on available-for-sale securities	$13,302	$7,650	$(4,797)

Note 5. Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and commodity price risk. As a result of the use of derivative financial instruments, the Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations. The Company manages counterparty credit risk in derivative contracts by reviewing counterparty creditworthiness on a regular basis, establishing collateral requirement and limiting exposure to any single counterparty. The right of set-off that exists with certain transactions enables the Company to net amounts due to and from the counterparty, reducing the maximum loss from credit risk in the event of counterparty default.

As of March 31, 2012 and April 2, 2011, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	March 31, 2012	April 2, 2011
Singapore Dollar	$60,925	$52,782
Euro	41,467	38,787
Indian Rupee	18,943	—
British Pound	14,250	8,853
Japanese Yen	11,076	12,382

	$146,661	$112,804

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2012 and February 2014. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.

As of March 31, 2012, 99% of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 31, 2012 that is expected to be reclassified into earnings within the next 12 months was a net loss of $2.6 million. The ineffective portion of the gain or loss on the forward contract was immaterial for all periods presented and was included in the net income for all periods presented.

As of March 31, 2012, 1% of the forward foreign currency exchange contracts were designated and qualified as fair value hedges, and the related realized and unrealized gain or loss on the forward contracts was immaterial for all periods presented.

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

As the Company operates facilities that consume natural gas and has established forecasted transactions, in fiscal 2012 the Company entered into natural gas swap contracts with a notional amount of $1.1 million in order to manage the risk of natural gas price fluctuation. These contracts mature throughout fiscal 2013 to 2017 and were designated and qualified as cash flow hedges. The effective portion of the gain or loss on these contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the swap transaction affects earnings. The ineffective portion of the gain or loss on the swap contract was immaterial and included in net income.

The 3.125% Debentures include provisions which qualify as an embedded derivative. See “Note 10. Convertible Debentures and Revolving Credit Facility” for detailed discussion about the embedded derivative. The embedded derivative was separated from the 3.125% Debentures and its fair value was established at the inception of the 3.125% Debentures. Any subsequent change in fair value of the embedded derivative would be recorded in the Company’s consolidated statement of income. The fair values of the embedded derivative as of March 31, 2012 and April 2, 2011 were $931 thousand and $945 thousand, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net on the Company’s consolidated statement of income.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments designated as hedging instruments as of March 31, 2012 and April 2, 2011, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2012	Prepaid expenses and other current assets	$203	Other accrued liabilities	$3,273
April 2, 2011	Prepaid expenses and other current assets	$5,205	Other accrued liabilities	$71

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2012 and 2011:

(In thousands) Derivatives Types	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion of cash flow hedging)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective portion)*	Amount of Gain (Loss) Recorded (Ineffective portion)*
Fiscal 2012
Foreign exchange contracts (cash flow hedging)	$(8,320)	$4,659	$(5)
Natural gas swap contracts (cash flow hedging)	(5)	—	—
Fiscal 2011
Foreign exchange contracts (cash flow hedging)	$6,776	$3,705	$7

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

(In thousands)	2012	2011	2010
Stock-based compensation included in:
Cost of revenues	$5,630	$4,825	$5,180
Research and development	32,310	28,780	25,766
Selling, general and administrative	29,478	26,653	24,590
Restructuring charges	—	—	945

Stock-based compensation effect on income before taxes	67,418	60,258	56,481
Income tax effect	(19,214)	(18,561)	(17,105)

Net stock-based compensation effect on net income	$48,204	$41,697	$39,376

In accordance with the authoritative guidance on accounting for share-based payments, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The actual forfeiture adjustment in fiscal 2012, 2011 and 2010 were$3.7 million, $5.1 million and $7.7 million, respectively.

As of March 31, 2012 and April 2, 2011, the ending inventory balances included $1.7 million and $1.5 million of capitalized stock-based compensation, respectively. The net stock-based compensation capitalized to or released from inventory during fiscal 2012 and 2011 were immaterial. During fiscal 2012, 2011, and 2010, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $31.2 million, $25.6 million, and $9.3 million.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The per-share weighted-average fair values of stock options granted during fiscal 2012, 2011, and 2010 were $7.63, $6.80, and $5.68, respectively. The per share weighted-average fair values of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2012, 2011, and 2010 were $9.42, $8.25, and $6.29, respectively. The fair values of stock options and stock purchase plan rights granted in fiscal 2012, 2011, and 2010 were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Expected life of options (years)	5.1	5.1	5.2	1.3	1.3	1.3
Expected stock price volatility	0.31	0.35	0.35	0.29	0.31	0.33
Risk-free interest rate	1.1%	1.8%	2.5%	0.2%	0.3%	0.6%
Dividend yield	2.4%	2.5%	2.7%	2.4%	2.3%	2.5%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during fiscal 2012, 2011, and 2010 were $33.69, $25.14, and $20.38, respectively. The weighted-average fair values of RSUs granted in fiscal 2012, 2011, and 2010 were calculated based on estimates at the date of grant as follows:

	2012	2011	2010
Risk-free interest rate	0.7%	1.0%	1.6%
Dividend yield	2.2%	2.5%	2.7%

Options outstanding that have vested and are expected to vest in future periods as of March 31, 2012 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e., exercisable)	15,349	$28.78	2.84	$133,990
Expected to vest	2,323	$25.51	5.12	$25,474

Total vested and expected to vest	17,672	$28.35	3.14	$159,464

Total outstanding	17,788	$28.32	3.14	$160,941

(1)	These amounts represent the difference between the exercise price and $36.48, the closing price per share of Xilinx’s stock on March 30, 2012, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $11.5 million completed vesting during fiscal 2012. As of March 31, 2012, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan were $15.6 million and $14.3 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 2.1 years and 0.9 years, respectively.

Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 32.7 million shares as of March 31, 2012, including 14.9 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 28, 2009	11,052
Additional shares reserved	5,000
Stocks options granted	(2,461)
Stock options cancelled	314
RSUs granted	(1,885)
RSUs cancelled	302

April 3, 2010	12,322
Additional shares reserved	4,500
Stocks options granted	(2,345)
Stock options cancelled	365
RSUs granted	(2,043)
RSUs cancelled	365

April 2, 2011	13,164
Additional shares reserved	4,500
Stocks options granted	(207)
Stock options cancelled	70
RSUs granted	(2,977)
RSUs cancelled	358

March 31, 2012	14,908

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 28, 2009	41,021	$32.51
Granted	2,461	$21.19
Exercised	(1,600)	$22.95
Forfeited/cancelled/expired	(10,856)	$37.04

April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69

April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35

March 31, 2012	17,788	$28.32

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2012 and 2011was $35.6 million and $28.3 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.

The following information relates to options outstanding and exercisable under the Option Plans as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Options	Contractual Term	Price Per	Options	Price Per
Exercise Prices	Outstanding	(Years)	Share	Exercisable	Share
$15.95 - $19.98	292	2.9	$18.29	247	$18.38
$20.14 - $29.93	12,512	3.6	$24.30	10,525	$24.36
$30.04 - $38.51	1,450	3.4	$34.59	1,043	$35.12
$40.11 - $42.46	3,534	1.4	$40.82	3,534	$40.82

	17,788	3.1	$28.32	15,349	$28.78

As of April 2, 2011, 20.8 million options were exercisable at an average price of $30.08.

Restricted Stock Unit Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted- Average Grant- Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 28, 2009	2,970	$22.99
Granted	1,885	$20.38
Vested (2)	(901)	$22.16
Cancelled	(302)	$22.56

April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested (2)	(1,192)	$22.23
Cancelled	(288)	$21.99

April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested (2)	(1,543)	$23.11
Cancelled	(410)	$25.18

March 31, 2012	5,239	$29.01	2.7	$191,126

Expected to vest as of March 31, 2012	4,729	$29.15	2.6	$172,513

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on March 30, 2012 of $36.48, multiplied by the number of RSUs outstanding or expected to vest as of March 31, 2012.
(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $35.7 million were vested during fiscal 2012. As of March 31, 2012, total unrecognized stock-based compensation costs related to non-vested RSUs was $116.9 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.8 years.

Employee Qualified Stock Purchase Plan

Under the Employee Stock Purchase Plan, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 77% of all eligible employees participate in the Employee Stock Purchase Plan. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.2 million shares for $33.1 million in fiscal 2012, 2.3 million shares for $33.3 million in fiscal 2011, and 2.0 million shares for $28.0 million in fiscal 2010. As of March 31, 2012, 8.2 million shares were available for future issuance out of the 46.5 million shares authorized.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts at each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as “other.”

(In thousands)	March 31, 2012	April 2, 2011
Accrued payroll and related liabilities:
Accrued compensation	$69,640	$76,352
Deferred compensation plan liability	45,137	43,153
Other	6,532	6,077

	$121,309	$125,582

Other accrued liabilities:
Affordable housing credit investments	$25,730	$3,361
Accrued distributor price adjustment	10,034	—
Sales tax payables	8,663	11,908
Convertible debts interest payable	5,757	5,757
Contingent consideration related to business combinations	5,636	3,780
Unsettled purchase of available-for-sale securities	4,092	975
Other	15,940	17,762

	$75,852	$43,543

Note 8. Restructuring Charges

During the second quarter of fiscal 2012, the Company implemented restructuring measures designed to consolidate its research and development activities in the U.S. and to reduce its global workforce by 46 net positions, or less than 2%. The Company has completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses.

During the third quarter of fiscal 2011, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company. These measures impacted 56 positions of the Company’s global workforce, in various geographies and functions worldwide. The reorganization plan was completed by the end of the fourth quarter of fiscal 2011, and the Company recorded total restructuring charges of $10.3 million, primarily related to severance pay expenses.

During the first quarter of fiscal 2010, the Company announced restructuring measures and completed this restructuring plan in the end of the fourth quarter of fiscal 2010, and reduced the Company’s global workforce by approximately 200 net positions in various geographies and functions worldwide. The Company recorded total restructuring charges of $30.1 million in fiscal 2010, primarily related to severance pay expenses.

All of the restructuring charges above have been shown separately as restructuring charges on the consolidated statements of income and were paid in full as of March 31, 2012.

Note 9. Impairment Loss on Investments

The Company recorded an impairment loss on investments in non-marketable equity securities of $5.9 million and $3.8 million for fiscal 2011 and 2010, respectively, due to other-than-temporary decline in the estimated fair value of certain investees and other relevant considerations. There was no impairment loss on investments recorded in fiscal 2012.

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

Fiscal Year	(In thousands)
2013	$6,904
2014	4,982
2015	2,961
2016	1,639
2017	1,453
Thereafter	3,777

Total	$21,716

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $7.1 million as of March 31, 2012. Rent expense, net of rental income, under all operating leases was $3.1 million for fiscal 2012, $4.9 million for fiscal 2011, and $5.3 million for fiscal 2010. Rental income, which includes rents received from both owned and leased property, was not material for fiscal 2012, 2011 or 2010.

Other commitments as of March 31, 2012 totaled $102.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly as well as some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 31, 2012, the Company also had $26.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 11. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 3.9 million, 346 thousand and zero potentially dilutive common equivalent shares outstanding for fiscal 2012, 2011 and 2010, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see “Note 14. Convertible Debentures and Revolving Credit Facility”). Additionally, the total shares used in the denominator of the diluted net income per common share calculation includes 4.5 million, 3.6 million and 941 thousand potentially dilutive common equivalent shares outstanding for fiscal 2012, 2011 and 2010, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of our equity incentive plans.

Outstanding stock options, RSUs and warrants (See “Note 14. Convertible Debentures and Revolving Credit Facility” for more discussion of warrants) to purchase approximately 30.6 million, 32.7 million, and 44.0 million shares, for fiscal 2012, fiscal 2011, and 2010 respectively, under the Company’s stock award plans were excluded from diluted net income per common share, applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.

Note 12. Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

(In thousands)	2012	2011	2010
Interest income	$23,697	$18,427	$18,782
Interest expense	(54,576)	(44,715)	(25,989)
Other income, net	157	7,873	628

	$(30,722)	$(18,415)	$(6,579)

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

The components of comprehensive income are as follows:

(In thousands)	2012	2011	2010
Net income	$530,079	$641,875	$357,484
Net change in unrealized gains on available-for-sale securities, net of tax	7,159	5,975	14,996
Reclassification adjustment for gains on available-for-sale securities, net of tax,included in net income	(1,062)	(2,438)	(240)
Net change in unrealized gains (losses) on hedging transactions, net of tax	(8,324)	6,776	(541)
Net change in cumulative translation adjustment	(1,026)	1,425	3,422

Comprehensive income	$526,826	$653,613	$375,121

The components of accumulated other comprehensive income as of fiscal year-ends are as follows:

(In thousands)	March 31, 2012	April 2, 2011
Accumulated unrealized gains on available-for-sale securities, net of tax	$8,916	$2,819
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(3,101)	5,223
Accumulated cumulative translation adjustment	1,449	2,475

Accumulated other comprehensive income	$7,264	$10,517

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

In relation to the issuance of the 2.625% Debentures, in June 2010 the Company entered into interest rate swaps with certain independent financial institutions, whereby the Company paid a variable interest rate equal to the three-month LIBOR minus 0.2077%, and received interest income at a fixed interest rate of 2.625%. In October 2010, the Company sold the interest rate swaps for $30.2 million. In accordance with the authoritative guidance for the accounting of derivative instruments and hedging activities issued by the FASB, the fair value of hedge accounting adjustment at the time of the sale ($29.9 million) is amortized as reduction to interest expense over the remaining life of the 2.625% Debentures. Prior to the sale of the interest rate swaps, from June to October 2010 the Company earned a net interest amount of $5.0 million from these interest rate swaps, which was included in interest and other expense, net, on the consolidated statements of income as a reduction to interest expense. In addition, the net change in fair values of $268 thousand, from the interest rate swaps (prior to the sale from June to October 2010) and the underlying 2.625% Debentures, was included as a reduction to interest and other expense, net, on the Company’s consolidated statements of income.

The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s consolidated balance sheet as follows:

(In thousands)	March 31, 2012	April 2, 2011
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(80,311)	(95,855)
Hedge accounting adjustment – sale of interest rate swap	23,208	27,700

Net carrying value of the 2.625% Debentures	$542,897	$531,845

Equity component – net carrying value	$105,620	$105,620

The remaining unamortized debt discount, net of hedge accounting adjustment from sale of interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures. As of March 31, 2012, the remaining term of the 2.625% Debentures is 5.2 years.

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	2012	2011
Contractual coupon interest	$15,750	$12,863
Amortization of debt issuance costs	1,448	1,207
Amortization of debt discount, net	11,052	9,739

Total interest expense related to the 2.625% Debentures	$28,250	$23,809

The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of March 31, 2012, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.

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

3.125% Junior Subordinated Convertible Debentures

In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. During fiscal 2009, the Company repurchased some of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding in principal amount as of March 31, 2012. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.5468 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.81 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.

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

The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	March 31, 2012	April 2, 2011
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(325,448)	(329,941)
Unamortized discount of embedded derivative from date of issuance	(1,446)	(1,504)

Carrying value of liability component – 3.125% Debentures	362,741	358,190
Carrying value of embedded derivative component	931	945

Net carrying value of the 3.125% Debentures	$363,672	$359,135

Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of March 31, 2012, the remaining term of the debentures is 25 years. Interest expense related to the debentures was included in interest and other expense, net on the consolidated statements of income and was recognized as follows:

(In thousands)	2012	2011	2010
Contractual coupon interest	$21,551	$21,551	$21,551
Amortization of debt issuance costs	223	223	223
Amortization of embedded derivative	58	58	58
Amortization of debt discount	4,493	4,182	3,892
Fair value adjustment of embedded derivative	(14)	97	(1,262)

Total interest expense related to the 3.125% Debentures	$26,311	$26,111	$24,462

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

Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of March 31, 2012, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.

The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under the authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The fair value of the derivative was accounted for as a discount on the 3.125% Debentures and will continue to be amortized to interest expense over the remaining term of the 3.125% Debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s consolidated statements of income. The Company also concluded that the 3.125% Debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Revolving Credit Facility

In December 2011, Xilinx terminated the five-year $250.0 million senior unsecured revolving credit facility (originally expiring in April 2012), and entered into a new five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 31, 2012, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 15. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock. As of March 31, 2012 and April 2, 2011, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Programs have no stated expiration date. Through March 31, 2012, the Company had used $312.9 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $187.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of March 31, 2012 and April 2, 2011.

During fiscal 2012, the Company repurchased 7.0 million shares of common stock in the open market for a total of $219.6 million under the 2010 Repurchase Program. During fiscal 2011, the Company repurchased 17.8 million shares of common stock in the open market for a total of $468.9 million.

Note 16. Income Taxes

The provision for income taxes consists of the following:

(In thousands)	2012	2011	2010
Federal:
Current	$(17,333)	$14,172	$(8,732)
Deferred	74,911	95,660	56,085

	57,578	109,832	47,353

State:
Current	(2,999)	2,365	6,174
Deferred	6,591	13,240	243

	3,592	15,605	6,417

Foreign:
Current	7,978	3,107	8,809
Deferred	(2,176)	661	1,702

	5,802	3,768	10,511

Total	$66,972	$129,205	$64,281

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	2012	2011	2010
Domestic	$74,959	$161,784	$59,473
Foreign	522,092	609,296	362,292

Income before income taxes	$597,051	$771,080	$421,765

The tax benefits (expenses) associated with stock option exercises and the employee stock purchase plan recorded in additional paid-in capital were $9.9 million, $4.9 million and $(4.4) million, for fiscal 2012, 2011 and 2010, respectively.

As of March 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $25.9 million. If unused, these carryforwards will expire in 2014 through 2030. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had federal and state research tax credit carryforwards of approximately $138.4 million and federal affordable housing tax credit carryforwards of approximately $9.3 million. If unused, $32.1 million of the tax credit carryforwards will expire in 2021 through 2032. The remainder of the credits has no expiration date. Some of the federal and state credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions.

Unremitted foreign earnings that are considered to be permanently invested outside the U.S. and on which no U.S. taxes have been provided, are approximately $1.67 billion as of March 31, 2012. The residual U.S. tax liability, if such amounts were remitted, would be approximately $544.3 million.

The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	2012	2011	2010
Income before provision for taxes	$597,051	$771,080	$421,765
Federal statutory tax rate	35%	35%	35%

Computed expected tax	208,968	269,878	147,618
State taxes, net of federal benefit	2,162	10,317	4,527
Non-deductible stock-based compensation	2,658	2,220	1,813
Tax exempt interest	(263)	(152)	(396)
Foreign earnings at lower tax rates	(117,013)	(131,261)	(67,651)
Tax credits	(29,633)	(17,431)	(16,491)
Deferred compensation	76	(1,297)	(2,994)
Other	17	(3,069)	(2,145)

Provision for income taxes	$66,972	$129,205	$64,281

The Company has manufacturing operations in Singapore where the Company has been granted “Pioneer Status” that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefit of Pioneer Status in Singapore for fiscal 2012, fiscal 2011 and fiscal 2010 are approximately $43.5 million ($0.16 per diluted share), $54.8 million ($0.21 per diluted share) and $18.7 million ($0.07 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of March 31, 2012 and April 2, 2011:

(In thousands)	2012	2011
Deferred tax assets:
Inventory valuation differences	$498	$1,490
Stock-based compensation	29,451	29,755
Deferred income on shipments to distributors	10,493	19,580
Accrued expenses	39,942	42,735
Tax loss carryforwards	3,856	8,508
Tax credit carryforwards	97,104	84,694
Intangible and fixed assets	4,115	7,547
Strategic and equity investments	7,313	9,198
Deferred compensation plan	17,423	16,503
Other	3,634	3,470

	213,829	223,480
Valuation allowance	(28,963)	(17,841)

Total deferred tax assets	184,866	205,639

Deferred tax liabilities:
Unremitted foreign earnings	(308,017)	(264,230)
State income taxes	(17,343)	(17,842)
Convertible debt	(192,397)	(178,178)
Other	(8,605)	(4,257)

Total deferred tax liabilities	(526,362)	(464,507)

Total net deferred tax liabilities	$(341,496)	$(258,868)

Long-term deferred tax assets of $56.7 million and $57.3 million as of March 31, 2012 and April 2, 2011, respectively, were included in other assets on the consolidated balance sheet. Current deferred tax liabilities of zero and $404 thousand as of March 31, 2012 and April 2, 2011, respectively, were included in other accrued liabilities on the consolidated balance sheet.

As of March 31, 2012, gross deferred tax assets were offset by valuation allowances of $29.0 million, all of which was associated with state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2012 and 2011 were as follows:

(In thousands)	2012	2011
Balance as of beginning of fiscal year	$79,690	$96,269
Increases in tax positions for prior years	56	11,964
Decreases in tax positions for prior years	(653)	(20,030)
Increases in tax positions for current year	3,768	2,588
Settlements	(39)	(6,749)
Lapse in statute of limitations	(17,784)	(4,352)

Balance as of end of fiscal year	$65,038	$79,690

If the remaining balance of $65.0 million and $79.7 million of unrecognized tax benefits as of March 31, 2012 and April 2, 2011, respectively, were realized in a future period, it would result in a tax benefit of $41.7 million and $56.0 million, respectively, thereby reducing the effective tax rate.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties was $839 thousand and $2.2 million as of March 31, 2012 and April 2, 2011, respectively. Interest and penalties released from the Company’s provision for income taxes totaled $644 thousand, $840 thousand and $900 thousand for fiscal 2012, 2011 and 2010, respectively.

The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2008. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscals 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2007.

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

Geographic revenue information for fiscal 2012, 2011 and 2010 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	2012	2011	2010
North America:
United States	$596,388	$620,687	$578,254
Other	88,037	89,737	50,219

Total North America	684,425	710,424	628,473

Asia Pacific:
China	418,036	456,109	327,325
Other	326,462	387,760	321,778

Total Asia Pacific	744,498	843,869	649,103

Europe	589,802	615,360	395,121
Japan	222,011	199,792	160,857

Worldwide total	$2,240,736	$2,369,445	$1,833,554

Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
United States	$254,811	$247,187	$245,698
Foreign:
Ireland	53,255	55,370	57,369
Singapore	66,806	69,043	56,869
Other	20,110	8,970	5,942

Total foreign	140,171	133,383	120,180

Worldwide total	394,982	380,570	365,878

Note 18. Litigation Settlements and Contingencies

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. Subsequent to the trial, plaintiff notified the Company that in addition to enhanced damages, it intends to seek attorneys’ fees, an ongoing royalty for future sales of infringing products, prejudgment interest, and certain other relief. The Company intends to appeal the verdict and is evaluating its other options, including motions for judgment as a matter of law.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that he patents are invalid and unenforceable, as well as costs and attorneys’ fees.

On or about September 2, 2011, a patent infringement lawsuit was filed by HSM/TPL against the Company and seventeen other defendants in the U.S. District of Delaware (HSM Portfolio LLC and Technology Properties Limited LLC v. Fujitsu Limited, et al., Case No. CV11-770). The lawsuit pertains to four patents, two of which Xilinx was alleged to infringe. HSM/TPL sought unspecified damages, interest and attorneys’ fees. The parties reached a confidential agreement to settle the action and all claims against Xilinx were dismissed with prejudice on December 30, 2011. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

On or about September 15, 2011, a patent infringement lawsuit was filed by SFS against the Company and eight other defendants in the U.S. District Court for the Central District of California (Smart Foundry Solutions, LLC v. Analog Devices, et al., Case No. CV-01396). The lawsuit pertained to a single patent and SFS sought injunctive relief, unspecified damages, interest and attorneys’ fees. On February 13, 2012, SFS voluntarily dismissed its complaint against the Company, without prejudice.

On March 23, 2012, a patent infringement lawsuit was filed by APT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (Advanced Processor Technologies LLC v. Xilinx, Inc., Case No. 2;12-CV-158). The lawsuit pertains to three patents and APT seeks royalties, injunctive relief and unspecified damages and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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

Note 19. Business Combinations

During the first quarter of fiscal 2012, the Company purchased certain assets and assumed certain liabilities of Modelware, Inc., a privately-held company that provides Packet Processing solutions in communications equipment, and Sarance Technologies, Inc., a privately-held company that develops Ethernet and Interlaken IP solutions for the logic IC landscape. Both acquisitions align with Xilinx’s strategy for accelerating market growth and meet the increasing demand from our wired communications customers to offer application specific IP. These acquisitions were accounted for under the purchase method of accounting.

During the fourth quarter of fiscal 2011, the Company completed the acquisitions of all of the outstanding equity of AutoESL, a privately-held company that provides high level synthesis software tools to deliver the benefits of programmable platforms to a broader base of companies, and Omiino Ltd. (Omiino), a privately-held company that develops Optical Transport Network IP. The AutoESL acquisition aligns with Xilinx’s strategy for accelerating market growth, as AutoESL-based tools will enable more architects and designers to utilize FPGA capabilities, while the Omiino acquisition supports Xilinx’s effort to meet the increasing demand from our large wired communications customers to offer application specific IP. These acquisitions were accounted for under the purchase method of accounting.

The aggregate financial impact of these acquisitions was not material to the Company.

Note 20. Goodwill and Acquisition-Related Intangibles

As of March 31, 2012 and April 2, 2011, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted Average
(In thousands)	2012	2011	Amortization Life
Goodwill	$149,538	$133,580

In-process research and development	$4,000	$6,000

Core technology—gross	76,440	58,439	5.7 years
Less accumulated amortization	(46,051)	(39,789)

Core technology—net	30,389	18,650

Other intangibles—gross	46,206	45,201	2.7 years
Less accumulated amortization	(44,263)	(42,955)

Other intangibles—net	1,943	2,246

Total acquisition-related intangibles-gross	126,646	109,640
Less accumulated amortization	(90,314)	(82,744)

Total acquisition-related intangibles-net	$36,332	$26,896

Amortization expense for all intangible assets for fiscal 2012, 2011 and 2010 was $7.6 million, $1.0 million and $2.5 million, respectively. Acquisition-related intangible assets are amortized on a straight-line basis. Based on the carrying value of acquisition-related intangibles recorded as of March 31, 2012, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2013	$8,536
2014	7,918
2015	7,289
2016	6,742
2017	4,986
Thereafter	861

Total	$36,332

Note 21. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $9.8 million, $8.9 million and $9.3 million in fiscal 2012, 2011 and 2010, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 31, 2012, there were more than 130 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 31, 2012, Plan assets were $38.9 million and obligations were $45.1 million. As of April 2, 2011, Plan assets were $37.6 million and obligations were $43.2 million.

Note 22. Subsequent Event

On May 18, 2012, the jury in the trial of a patent infringement lawsuit filed by PACT against the Company concluded its deliberations. The jury found two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The Company recorded this award as other long-term liabilities on the Company’s consolidated balance sheet as of March 31, 2012. See Item 3. “Legal Proceedings,” included in Part I and “Note 18. Litigation Settlements and Contingencies” to our consolidated financial statements.

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Xilinx, Inc.

We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 31, 2012 and April 2, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 31, 2012 and April 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

May 25, 2012

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Xilinx, Inc.

We have audited Xilinx, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 31, 2012 and April 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of Xilinx, Inc. and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

May 25, 2012

XILINX, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning of Year	Additions	Deductions (a)	End of Year
For the year ended April 3, 2010:
Allowance for doubtful accounts	$3,629	$—	$1	$3,628
Allowance for deferred tax assets	$—	$—	$—	$—
For the year ended April 2, 2011:
Allowance for doubtful accounts	$3,628	$—	$49	$3,579
Allowance for deferred tax assets	$—	$17,841	$—	$17,841
For the year ended March 31, 2012:
Allowance for doubtful accounts	$3,579	$180	$313	$3,446
Allowance for deferred tax assets	$17,841	$11,745	$623	$28,963

(a)	Represents amounts written off against the allowances or customer returns.

Supplementary Financial Data

Quarterly Data (Unaudited)

(In thousands, except per share amounts)

Year ended March 31, 2012 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$615,463	$555,209	$511,091	$558,973
Gross margin	392,331	354,645	336,286	371,396
Income before income taxes (2)	180,484	146,241	129,938	140,388
Net income	154,374	126,286	127,014	122,405
Net income per common share: (3)
Basic	$0.58	$0.48	$0.49	$0.46
Diluted	$0.56	$0.47	$0.47	$0.44
Shares used in per share calculations:
Basic	265,313	264,006	261,257	263,261
Diluted	276,077	267,927	267,884	276,166
Cash dividends declared per common share	$0.19	$0.19	$0.19	$0.19

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 was a 52-week year and each quarter was a 13-week quarter.
(2)	Income before income taxesfor the second quarter and fourth quarter of fiscal 2012 include restructuring and litigation charges of $3,369 and $15,400, respectively.
(3)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)

Year ended April 2, 2011 (1)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net revenues	$594,737	$619,666	$567,190		$587,852
Gross margin	386,561	406,406	372,771		384,149
Income before income taxes	202,889	219,170	180,209	(2)	168,812	(3)
Net income	158,587	170,895	152,341		160,052
Net income per common share: (4)
Basic	$0.58	$0.66	$0.59		$0.61
Diluted	$0.58	$0.65	$0.58		$0.59
Shares used in per share calculations:
Basic	272,097	260,151	259,418		263,603
Diluted	275,541	263,286	263,612		272,161
Cash dividends declared per common share	$0.16	$0.16	$0.16		$0.16

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2011 was a 52-week year and each quarter was a 13-week quarter.
(2)	Income before income taxes includes restructuring charges of $4,276.
(3)	Income before income taxes includes restructuring charges of $6,070 and an impairment loss on investments of $5,904.
(4)	Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the criteria established in the Report “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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

The information required by this item pursuant to Item 401(b), (d), (e) and (f) of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference to Item 1. “Business — Executive Officers of the Registrant” within this Form 10-K.

The information required by this item pursuant to Item 401(a), (d), (e), (f) and Items 406 and 407 of Regulation S-K concerning the Company’s directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal One-Election of Directors,” “Board Matters” and “Corporate Governance Principles” in our Proxy Statement.

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

The information required by this item pursuant to Item 402 of Regulation S-K concerning executive compensation is incorporated herein by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in our Proxy Statement.

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

Equity Compensation Plan Information

The table below sets forth certain information as of fiscal year ended March 31, 2012 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	10,902		$30.89		—	(1)
2007 Equity Plan	12,117	(2)	$24.26	(3)	14,908	(4)
Employee Stock Purchase Plan	N/A		N/A		8,164
Total-Approved Plans	23,019		$28.32		23,072
Equity Compensation Plans NOT Approved by Security Holders (5)
Supplemental Stock Option Plan (6)	8		$29.00		—
Total-All Plans	23,027		$28.32		23,072

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.
(2)	Includes approximately 5.2 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan and assumes 150% achievement for performance-based RSUs.
(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(4)	On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010 and August 10, 2011, our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, and 4.5 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.
(5)	In November 2000, the Company acquired RocketChips. Under the terms of the merger, the Company assumed all of the stock options previously issued to RocketChips’ employees pursuant to four different stock option plans. A total of approximately 807 thousand option shares were assumed by the Company, none of which remained outstanding as of March 31, 2012. These option shares are excluded from the above table. All of the options assumed by the Company remain subject to the terms of the RocketChips’ stock option plan under which they were issued. Subsequent to acquiring RocketChips, the Company has not made any grants or awards under any of the RocketChips’ stock option plans and the Company has no intention to do so in the future.
(6)	Under the Supplemental Stock Option Plan, options were granted to employees and consultants of the Company, however neither officers nor members of our Board were eligible for grants under the Supplemental Stock Option Plan. Only non-qualified stock options were granted under the Supplemental Stock Option Plan (that is, options that do not entitle the optionee to special U.S. income tax treatment) and such options generally expire not later than 12 months after the optionee ceases to be an employee or consultant. Upon a merger of the Company with or into another company, or the sale of substantially all of the Company’s assets, each option granted under the Supplemental Stock Option Plan may be assumed or substituted with a similar option by the acquiring company, or the outstanding options will become exercisable in connection with the merger or sale.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	(1) The financial statements required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.

(2)	The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is

included in Item 8 of this Annual Report on Form 10-K.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT LIST

		Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2	Bylaws of the Company, as amended and restated as of May 9, 2012	8-K	000-18548	3.2	5/15/2012
4.1	Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2	Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
10.1 *	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	6/7/1990
10.2 *	1990 Employee Qualified Stock Purchase Plan	S-8	333-127318	4.1	8/9/2005
10.3 *	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.4 *	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.5 *	Supplemental Stock Option Plan	10-K	000-18548	10.16	6/17/2002
10.6 *	Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/4/2005
10.7 *	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	8/12/2005

		Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8 *	2007 Equity Incentive Plan	10-K	000-18548	10.23	5/30/2007
10.9 *	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.10 *	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.11 *	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007

10.12 *	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	1/7/2008
10.13 *	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	2/20/2008
10.14 *	Summary of Fiscal 2012 Executive Incentive Plan	8-K	000-18548	N/A	5/3/2011
10.15 *	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.16 *	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS **	XBRL Instance Document					X
101.SCH **	XBRL Taxonomy Extension Schema Document					X
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 25th day of May 2012.

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

Signature	Title	Date

/s/ Moshe N. Gavrielov (Moshe N. Gavrielov)	President and Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2012

/s/ Jon A. Olson (Jon A. Olson)	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	May 25, 2012

/s/ Philip T. Gianos (Philip T. Gianos)	Chairman of the Board of Directors	May 25, 2012

/s/ John L. Doyle (John L. Doyle)	Director	May 25, 2012

/s/ Jerald G. Fishman (Jerald G. Fishman)	Director	May 25, 2012

/s/ William G. Howard, Jr. (William G. Howard, Jr.)	Director	May 25, 2012

/s/ J. Michael Patterson (J. Michael Patterson)	Director	May 25, 2012

/s/ Albert A. Pimentel (Albert A. Pimentel)	Director	May 25, 2012

/s/ Marshall C. Turner (Marshall C. Turner)	Director	May 25, 2012

/s/ Elizabeth W. Vanderslice (Elizabeth W. Vanderslice)	Director	May 25, 2012