Form 10-Q
period 2012-06-30
XILINX INC
filed 2012-08-03
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______ .
Commission File Number 000-18548
 ______________________________________________________________________________
Xilinx, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________

Delaware	77-0188631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Logic Drive, San Jose, California	95124
(Address of principal executive offices)	(Zip Code)
(408) 559-7778
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
 ______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 20, 2012
Common Stock, $.01 par value	262,169,961

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30, 2012	July 2, 2011
Net revenues	$582,784	$615,463
Cost of revenues	198,411	223,132
Gross margin	384,373	392,331
Operating expenses:
Research and development	121,447	106,017
Selling, general and administrative	96,201	96,396
Amortization of acquisition-related intangibles	2,148	1,623
Total operating expenses	219,796	204,036
Operating income	164,577	188,295
Interest and other expense, net	9,672	7,811
Income before income taxes	154,905	180,484
Provision for income taxes	25,074	26,110
Net income	$129,831	$154,374
Net income per common share:
Basic	$0.49	$0.58
Diluted	$0.47	$0.56
Cash dividends per common share	$0.22	$0.19
Shares used in per share calculations:
Basic	263,055	265,313
Diluted	273,820	276,077

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Net income	$129,831	$154,374
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale securities	1,172	2,743
Change in net unrealized loss on hedging transactions	(2,464)	(598)
Cumulative translation adjustment	(1,055)	657
Other comprehensive income (loss)	(2,347)	2,802
Total comprehensive income	$127,484	$157,176

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 30, 2012	March 31, 2012 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$526,189	$788,822
Short-term investments	1,216,938	1,128,805
Accounts receivable, net	257,944	214,965
Inventories	193,316	204,866
Deferred tax assets	60,192	64,822
Prepaid expenses and other current assets	47,601	48,029
Total current assets	2,302,180	2,450,309
Property, plant and equipment, at cost:	794,389	788,422
Accumulated depreciation and amortization	(405,668)	(393,440)
Net property, plant and equipment	388,721	394,982
Long-term investments	1,399,684	1,209,228
Goodwill	149,538	149,538
Acquisition-related intangibles, net	34,184	36,332
Other assets	218,924	223,733
Total Assets	$4,493,231	$4,464,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,678	$78,613
Accrued payroll and related liabilities	113,842	121,309
Deferred income on shipments to distributors	56,700	67,002
Other accrued liabilities	87,940	75,852
Total current liabilities	360,160	342,776
Convertible debentures	911,135	906,569
Deferred tax liabilities	477,622	463,045
Long-term income taxes payable	15,296	14,479
Other long-term liabilities	24,938	29,568
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,612	2,636
Additional paid-in capital	1,150,525	1,195,458
Retained earnings	1,546,026	1,502,327
Accumulated other comprehensive income	4,917	7,264
Total stockholders’ equity	2,704,080	2,707,685
Total Liabilities and Stockholders’ Equity	$4,493,231	$4,464,122

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$129,831	$154,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,603	13,698
Amortization	4,267	3,710
Stock-based compensation	17,608	13,767
Net gain on sale of available-for-sale securities	(712)	(334)
Amortization of debt discount on convertible debentures	3,938	3,856
Derivatives — revaluation and amortization	629	(358)
Tax benefit from exercise of stock options	617	5,301
Excess tax benefit from stock-based compensation	(806)	(6,029)
Changes in assets and liabilities:
Accounts receivable, net	(42,979)	41,781
Inventories	11,137	14,484
Deferred income taxes	19,535	16,020
Prepaid expenses and other current assets	2,648	(7,746)
Other assets	163	(3,204)
Accounts payable	23,065	(12,843)
Accrued liabilities	(10,216)	4,677
Income taxes payable	(80)	4,178
Deferred income on shipments to distributors	(10,302)	(7,638)
Net cash provided by operating activities	162,946	237,694
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,150,526)	(1,014,822)
Proceeds from sale and maturity of available-for-sale securities	876,823	644,444
Purchases of property, plant and equipment	(8,342)	(13,789)
Other investing activities	(3,788)	(29,989)
Net cash used in investing activities	(285,833)	(414,156)
Cash flows from financing activities:
Repurchases of common stock	(90,707)	(65,654)
Proceeds from issuance of common stock through various stock plans	8,221	25,421
Payment of dividends to stockholders	(58,066)	(50,456)
Excess tax benefit from stock-based compensation	806	6,029
Net cash used in financing activities	(139,746)	(84,660)
Net decrease in cash and cash equivalents	(262,633)	(261,122)
Cash and cash equivalents at beginning of period	788,822	1,222,359
Cash and cash equivalents at end of period	$526,189	$961,237
Supplemental disclosure of cash flow information:
Interest paid	$7,875	$7,875
Income taxes paid, net of refunds	$4,470	$1,618
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 31, 2012. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2013 or any future period.
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2013 is a 52-week year ending on March 30, 2013. Fiscal 2012, which ended on March 31, 2012, was also a 52-week fiscal year. The quarters ended June 30, 2012 and July 2, 2011 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements
The Company adopted the authoritative guidance to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present its comprehensive income in a separate but consecutive statement. This guidance does not affect the underlying accounting for components of other comprehensive income.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 30, 2012 and March 31, 2012, Avnet accounted for 59% and 67% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 46% and 49% of the Company’s worldwide net revenues in the first quarter of fiscal 2013 and 2012, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of net revenues for the first quarter of fiscal 2013 and 2012.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 88% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of June 30, 2012, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
The global credit and capital markets have continued to experience adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities, and have experienced volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that the Company may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. See "Note 5. Financial Instruments" for a table of the Company’s available-for-sale securities.

Note 4.	Fair Value Measurements
The guidance for fair value measurements established by the Financial Accounting Standards Board (FASB) defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.
The Company determines the fair value for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. The Company primarily uses a consensus price or weighted-average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price. For certain other securities, such as student loan auction rate securities, the Company performs its own valuation analysis using a discounted cash flow pricing model.
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first quarter of fiscal 2013 and the Company did not adjust or override any fair value measurements as of June 30, 2012.
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
The Company's Level 1 assets consist of U.S. government and agency securities and money market funds.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
The Company's Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, floating-rate notes, mortgage-backed securities and a debt mutual fund. The Company's Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.
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
The Company's Level 3 assets and liabilities include student loan auction rate securities and the embedded derivative related to the Company's debentures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012:

	June 30, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$174,888	$—	$—	$174,888
Bank certificates of deposit	—	29,998	—	29,998
Commercial paper	—	159,983	—	159,983
U.S. government and agency securities	2,500	28,995	—	31,495
Foreign government and agency securities	—	63,990	—	63,990
Short-term investments:
Bank certificates of deposit	—	159,916	—	159,916
Commercial paper	—	329,843	—	329,843
Corporate bonds	—	25,768	—	25,768
Municipal bonds	—	3,503	—	3,503
U.S. government and agency securities	434,860	98,039	—	532,899
Foreign government and agency securities	—	164,958	—	164,958
Mortgage-backed securities	—	51	—	51
Long-term investments:
Corporate bonds	—	185,104	—	185,104
Auction rate securities	—	—	28,815	28,815
Municipal bonds	—	16,711	—	16,711
U.S. government and agency securities	44,982	59,673	—	104,655
Mortgage-backed securities	—	1,024,159	—	1,024,159
Debt mutual fund	—	40,240	—	40,240
Total assets measured at fair value	$657,230	$2,390,931	$28,815	$3,076,976
Liabilities
Derivative financial instruments, net	$—	$5,611	$—	$5,611
Convertible debentures — embedded derivative	—	—	1,545	1,545
Total liabilities measured at fair value	$—	$5,611	$1,545	$7,156
Net assets measured at fair value	$657,230	$2,385,320	$27,270	$3,069,820

	March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$232,017	$—	$—	$232,017
Bank certificates of deposit	—	29,994	—	29,994
Commercial paper	—	233,980	—	233,980
U.S. government and agency securities	75,036	84,985	—	160,021
Foreign government and agency securities	—	68,993	—	68,993
Short-term investments:
Bank certificates of deposit	—	129,978	—	129,978
Commercial paper	—	360,887	—	360,887
Corporate bonds	—	14,257	—	14,257
U.S. government and agency securities	322,763	119,931	—	442,694
Foreign government and agency securities	—	180,958	—	180,958
Mortgage-backed securities	—	31	—	31
Long-term investments:
Corporate bonds	—	175,415	—	175,415
Auction rate securities	—	—	28,929	28,929
Municipal bonds	—	26,160	—	26,160
U.S. government and agency securities	17,539	48,659	—	66,198
Mortgage-backed securities	—	892,745	—	892,745
Debt mutual fund	—	19,781	—	19,781
Total assets measured at fair value	$647,355	$2,386,754	$28,929	$3,063,038
Liabilities
Derivative financial instruments, net	$—	$3,070	$—	$3,070
Convertible debentures — embedded derivative	—	—	931	931
Total liabilities measured at fair value	$—	$3,070	$931	$4,001
Net assets measured at fair value	$647,355	$2,383,684	$27,998	$3,059,037

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Balance as of beginning of period	$27,998	$34,005
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(614)	373
Included in other comprehensive income	236	658
Sales and settlements, net (1)	(350)	(4,400)
Balance as of end of period	$27,270	$30,636

(1)	During the three months ended June 30, 2012 and July 2, 2011, $350 thousand and $4.4 million of student loan auction rate securities, respectively, were redeemed for cash at par value.
The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Interest and other expense, net	$(614)	$373
As of June 30, 2012, marketable securities measured at fair value using Level 3 inputs were comprised of $28.8 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company's student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company's student loan auction rate securities were based on the Company's assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under Federal Family Education Loan Program, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company's student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of 8 years (given the collateral composition of the securities) and the discount rates ranging from 2.51% to 3.23% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company's student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

In March 2007, the Company issued $1.00 billion principal amount of 3.125% junior convertible debentures due March 15, 2037 (3.125% Debentures) to an initial purchaser in a private offering. As a result of repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of June 30, 2012 was $689.6 million. The 3.125% Debentures included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Our Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair value of the 2.625% and 3.125% Debentures as of June 30, 2012 were approximately $766.5 million and $826.1 million, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 30, 2012				March 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$174,888	$—	$—	$174,888	$232,017	$—	$—	$232,017
Bank certificates of deposit	189,914	—	—	189,914	159,972	—	—	159,972
Commercial paper	489,826	—	—	489,826	594,867	1	(1)	594,867
Corporate bonds	207,372	3,713	(213)	210,872	186,455	3,401	(184)	189,672
Auction rate securities	32,250	—	(3,435)	28,815	32,600	—	(3,671)	28,929
Municipal bonds	19,598	677	(61)	20,214	25,454	734	(28)	26,160
U.S. government and
agency securities	668,759	382	(92)	669,049	668,702	360	(149)	668,913
Foreign government and
agency securities	228,947	1	—	228,948	249,951	—	—	249,951
Mortgage-backed securities	1,008,823	17,580	(2,193)	1,024,210	878,842	15,094	(1,160)	892,776
Debt mutual fund	40,500	—	(260)	40,240	20,000	—	(219)	19,781
	$3,060,877	$22,353	$(6,254)	$3,076,976	$3,048,860	$19,590	$(5,412)	$3,063,038
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 30, 2012 and March 31, 2012:

	June 30, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$30,040	$(122)	$1,782	$(92)	$31,822	$(214)
Auction rate securities	—	—	28,814	(3,436)	28,814	(3,436)
Municipal bonds	2,271	(56)	717	(5)	2,988	(61)
U.S. government and
agency securities	472,979	(92)	—	—	472,979	(92)
Mortgage-backed securities	224,250	(2,016)	17,480	(175)	241,730	(2,191)
Debt mutual fund	40,240	(260)	—	—	40,240	(260)
	$769,780	$(2,546)	$48,793	$(3,708)	$818,573	$(6,254)

	March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$79,994	$(1)	$—	$—	$79,994	$(1)
Corporate bonds	21,111	(184)	—	—	21,111	$(184)
Auction rate securities	—	—	28,929	(3,671)	28,929	$(3,671)
Municipal bonds	2,173	(24)	366	(4)	2,539	$(28)
U.S. government and
agency securities	460,735	(149)	—	—	460,735	$(149)
Mortgage-backed securities	147,726	(1,040)	15,923	(120)	163,649	$(1,160)
Debt mutual fund	19,781	(219)	—	—	19,781	$(219)
	$731,520	$(1,617)	$45,218	$(3,795)	$776,738	$(5,412)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past three years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 30, 2012 and March 31, 2012 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of June 30, 2012 and March 31, 2012. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	June 30, 2012
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,502,255	$1,502,405
Due after one year through five years	303,951	308,085
Due after five years through ten years	253,312	257,837
Due after ten years	785,970	793,521
	$2,845,488	$2,861,848
Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Proceeds from sale of available-for-sale securities	$97,571	$30,377
Gross realized gains on sale of available-for-sale securities	$787	$339
Gross realized losses on sale of available-for-sale securities	(75)	(5)
Net realized gains on sale of available-for-sale securities	$712	$334
Amortization of premiums on available-for-sale securities	$5,619	$2,313
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of June 30, 2012 and March 31, 2012, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	June 30, 2012	March 31, 2012
Singapore dollar	$60,229	$60,925
Euro	37,866	41,467
Indian Rupee	18,718	18,943
British Pound	13,031	14,250
Japanese Yen	11,342	11,076
	$141,186	$146,661

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2012 and May 2014. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of June 30, 2012, 98% of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of June 30, 2012 that is expected to be reclassified into earnings within the next 12 months was a net loss of $5.0 million. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
As of June 30, 2012, 2% of the forward foreign currency exchange contracts were designated and qualified as fair value hedges, and the related realized and unrealized gain or loss on the forward contracts was immaterial for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.5 million and $931 thousand as of June 30, 2012 and March 31, 2012, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of June 30, 2012 and March 31, 2012, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2012	Prepaid expenses and other current assets	$168	Other accrued liabilities	$5,779
March 31, 2012	Prepaid expenses and other current assets	$203	Other accrued liabilities	$3,273

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for first quarter of fiscal 2013 and 2012:

(In thousands)	Amount of Loss Recognized in OCI on Derivative (Effective portion of cash flow hedging)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)*	Amount of Loss Recorded (Ineffective Portion)
Derivatives Types
Three Months Ended June 30, 2012
Foreign exchange contracts	$(2,463)	$(1,159)	$—
Three Months Ended July 2, 2011
Foreign exchange contracts	$(598)	$2,764	$(1)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Stock-based compensation included in:
Cost of revenues	$1,728	$1,310
Research and development	8,623	6,487
Selling, general and administrative	7,257	5,970
	$17,608	$13,767
During the first quarter of fiscal 2013 and 2012, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $617 thousand and $5.3 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and Employee Stock Purchase Plan (ESPP) were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. No options were granted in the first quarter of fiscal 2013. The weighted-average fair values per share of stock options granted during the first quarter of fiscal 2012 was $7.80 which were estimated at the date of grant using the following weighted-average assumptions:

Expected life of options (years)	5.1
Expected stock price volatility	0.30
Risk-free interest rate	1.8%
Dividend yield	2.2%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2013 was $31.35 ($31.75 for the first quarter of fiscal 2012), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 30, 2012	July 2, 2011
Risk-free interest rate	0.4%	1.0%
Dividend yield	2.6%	2.3%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35
March 31, 2012	17,788	$28.32
Granted	—	$—
Exercised	(362)	$24.14
Forfeited/cancelled/expired	(1,112)	$41.79
June 30, 2012	16,314	$27.50
Options exercisable at:
June 30, 2012	14,264	$27.76
March 31, 2012	15,349	$28.78
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of June 30, 2012, 15.0 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2012 and July 2, 2011 was $4.0 million and $14.9 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested	(1,543)	$23.11
Cancelled	(410)	$25.18
March 31, 2012	5,239	$29.01
Granted	56	$31.35
Vested	(81)	$27.47
Cancelled	(78)	$27.60
June 30, 2012	5,136	$29.06

Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan, no shares were issued during the first quarter of fiscal 2013 or 2012. The next scheduled purchase under the Employee Stock Purchase Plan is in the second quarter of fiscal 2013. As of June 30, 2012, 8.2 million shares were available for future issuance out of 46.5 million shares authorized.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The total shares used in the denominator of the diluted net income per common share calculation includes 6.0 million and 5.3 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2013 and 2012, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility"). Additionally, the total shares used in the denominator of the diluted net income per common share calculation includes 4.7 million and 5.5 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2013 and 2012, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of our equity incentive plans.
Outstanding stock options, RSUs and warrants to purchase approximately 23.7 million and 26.9 million shares for the first quarter of fiscal 2013 and 2012, respectively, under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
To hedge against potential dilution upon conversion of the 2.625% Debentures, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 19.8 million shares of its common stock at $30.29 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2.625% Debentures and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9.	Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 30, 2012	March 31, 2012
Raw materials	$12,826	$11,707
Work-in-process	159,247	164,438
Finished goods	21,243	28,721
	$193,316	$204,866

Note 10.	Convertible Debentures and Revolving Credit Facility
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
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 30, 2012	March 31, 2012
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(76,425)	(80,311)
Hedge accounting adjustment – sale of interest rate swap	22,085	23,208
Net carrying value of the 2.625% Debentures	$545,660	$542,897

Equity component – net carrying value	$105,620	$105,620

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Contractual coupon interest	$3,938	$3,938
Amortization of debt issuance costs	362	362
Amortization of debt discount, net	2,763	2,763
Total interest expense related to the 2.625% Debentures	$7,063	$7,063
3.125% Junior Subordinated Convertible Debentures
In March 2007, the Company issued $1.00 billion principal amount of 3.125% Debentures to an initial purchaser in a private offering. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. During fiscal 2009, the Company repurchased some of its 3.125% Debentures, resulting in approximately $689.6 million of debt outstanding in principal amount as of June 30, 2012. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.5468 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.81 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 30, 2012	March 31, 2012
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(324,273)	(325,448)
Unamortized discount of embedded derivative from date of issuance	(1,431)	(1,446)
Carrying value of liability component – 3.125% Debentures	363,931	362,741
Carrying value of embedded derivative component	1,545	931
Net carrying value of the 3.125% Debentures	$365,476	$363,672
Equity component – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Contractual coupon interest	$5,388	$5,388
Amortization of debt issuance costs	56	56
Amortization of embedded derivative	15	15
Amortization of debt discount	1,175	1,093
Fair value adjustment of embedded derivative	614	(373)
Total interest expense related to the 3.125% Debentures	$7,248	$6,179
Revolving Credit Facility

In December 2011, the Company entered into a five-year $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 30, 2012, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11.	Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). The 2010 Repurchase Program has no stated expiration date. Through June 30, 2012, the Company had used $411.9 million of the $500.0 million authorized under the 2010 Repurchase Program, leaving $88.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of June 30, 2012 and March 31, 2012.
During the first quarter of fiscal 2013, the Company repurchased 3.1 million shares of common stock in the open market for a total of $99.0 million under the 2010 Repurchase Program. During the first quarter of fiscal 2012, the Company repurchased 1.9 million shares of common stock for a total of $65.7 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Interest income	$5,792	$5,342
Interest expense	(13,695)	(13,614)
Other income (expense), net	(1,769)	461
	$(9,672)	$(7,811)

Note 13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(In thousands)	June 30, 2012	March 31, 2012
Accumulated unrealized gains on available-for-sale securities, net of tax	$10,088	$8,916
Accumulated unrealized losses on hedging transactions, net of tax	(5,565)	(3,101)
Accumulated cumulative translation adjustment	394	1,449
Accumulated other comprehensive income	$4,917	$7,264

Note 14.	Income Taxes
The Company recorded a tax provision of $25.1 million for the first quarter of fiscal 2013 as compared to $26.1 million in the same prior year period, representing effective tax rates of 16% and 14%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of June 30, 2012, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $677 thousand in the first quarter of fiscal 2013 to $65.7 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $41.8 million as of June 30, 2012. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of June 30, 2012 was $938 thousand. The increase of interest and penalties included in the Company’s provision for income taxes totaled $99 thousand in the first quarter of fiscal 2013.
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

Fiscal years	(In thousands)
2013 (remaining nine months)	$4,978
2014	4,963
2015	2,980
2016	1,589
2017	1,333
Thereafter	4,337
$20,180
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $6.1 million as of June 30, 2012. Rent expense, net of rental income, under all operating leases was $866 thousand and $1.1 million for the three months ended June 30, 2012 and July 2, 2011, respectively. Rental income was not material for the first quarter of fiscal 2013 or 2012.
Other commitments as of June 30, 2012 totaled $121.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 30, 2012, the Company also had $22.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 16.	Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2013 and the end of fiscal 2012, the accrual balance of the product warranty liability were immaterial.

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

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys' fees. Nine of the 11 patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. In its post trial motions, the plaintiff has moved for attorneys' fees, an ongoing royalty for future sales of infringing products, pre- and post-judgment interest, and certain other relief. The Company intends to appeal the verdict and has filed motions for judgment as a matter of law.

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera Corporation (Altera), Microsemi Corporation (Microsemi) and Lattice Semiconductor Corporation (Lattice) in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys' fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss Xilinx's claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

On March 23, 2012, a patent infringement lawsuit was filed by Advanced Processor Technologies LLC (APT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (Advanced Processor Technologies LLC v. Xilinx, Inc., Case No. 2;12-CV-158). The lawsuit pertains to three patents and APT seeks royalties, injunctive relief and unspecified damages and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

On May 30, 2012, a patent infringement lawsuit was filed by Semcon Tech, LLC (Semcon) against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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

Note 18.	Goodwill and Acquisition-Related Intangibles
As of June 30, 2012 and March 31, 2012, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted Average
(In thousands)	June 30, 2012	March 31, 2012	Amortization Life
Goodwill	$149,538	$149,538
In-process research and development	$—	$4,000
Core technology, gross	80,440	76,440	5.7	years
Less accumulated amortization	(47,868)	(46,051)
Core technology, net	32,572	30,389
Other intangibles, gross	46,206	46,206	2.7	years
Less accumulated amortization	(44,594)	(44,263)
Other intangibles, net	1,612	1,943
Total acquisition-related intangibles, gross	126,646	126,646
Less accumulated amortization	(92,462)	(90,314)
Total acquisition-related intangibles, net	$34,184	$36,332
Amortization expense for acquisition-related intangible assets for the three months ended June 30, 2012 and July 2, 2011 was $2.1 million and $1.6 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of June 30, 2012, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2013 (remaining nine months)	$6,388
2014	7,918
2015	7,289
2016	6,742
2017	4,986
Thereafter	861
Total	$34,184

Note 19.	Subsequent Event

On July 17, 2012, the Company’s Board of Directors declared a cash dividend of $0.22 per common share for the second quarter of fiscal 2013. The dividend is payable on August 29, 2012 to stockholders of record on August 8, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this Management's Discussion and Analysis that are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Management's Discussion and Analysis for any reason.
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations" included in our Form 10-K for the year ended March 31, 2012 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: First quarter of fiscal 2013 compared to the first quarter of fiscal 2012
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 30, 2012	July 2, 2011
Net revenues	100.0%	100.0%
Cost of revenues	34.0	36.3
Gross margin	66.0	63.7
Operating expenses:
Research and development	20.8	17.2
Selling, general and administrative	16.5	15.6
Amortization of acquisition-related intangibles	0.4	0.3
Total operating expenses	37.7	33.1
Operating income	28.3	30.6
Interest and other expense, net	1.7	1.3
Income before income taxes	26.6	29.3
Provision for income taxes	4.3	4.2
Net income	22.3%	25.1%

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

•	New Products include our most recent product offerings and include the Virtex®-7, Kintex™-7, Zynq™-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.
These product categories, except for Support Products, are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 1, 2012, which was the beginning of our fiscal 2013. The amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the customers’ oldest systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.
Net revenues of $582.8 million in the first quarter of fiscal 2013 represented a 5% decrease from the comparable prior year period of $615.5 million. Net revenues from New Products increased significantly in the first quarter of fiscal 2013 versus the comparable prior year period, but were offset by declines from our Mainstream, Base and Support Products. No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2013.
For the first three months of fiscal 2013, approximately 57% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of June 30, 2012, we had $77.8 million of deferred revenue and $21.1 million of deferred cost of revenues recognized as a net $56.7 million of deferred income on shipments to distributors. As of March 31, 2012, we had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months ended
		% of	%		% of
(In millions)	June 30, 2012	Total	Change	July 2, 2011	Total
New Products	$100.0	17	78	$56.2	9
Mainstream Products	253.2	43	(16)	300.9	49
Base Products	207.1	36	(10)	230.6	37
Support Products	22.5	4	(19)	27.8	5
Total net revenues	$582.8	100	(5)	$615.5	100

Net revenues from New Products increased significantly in the first quarter of fiscal 2013 from the comparable prior year period. The increase was primarily due to increased sales from our 40-nanometer (nm) Virtex-6 and our 45-nm Spartan-6 product families. We also experienced a significant growth on our 28-nm products. We expect sales of New Products, as currently defined, to continue to grow as more customer programs enter into volume production with our 40/45-nm products and as our 28-nm products continue their sales ramp.
Net revenues from Mainstream Products decreased in the first quarter of fiscal 2013 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-5 product family.
Net revenues from Base Products decreased in the first quarter of fiscal 2013 from the comparable prior year period. The decrease was mainly attributable to the decline in sales of our older products, in particular our Virtex-4 product family.

Net revenues from Support Products decreased in the first quarter of fiscal 2013 compared to the prior year period. The decrease was due to a decline in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. On April 1, 2012, we modified our end market categories in two ways. First, Data Center customers were moved from the Data Processing category into the Communications category. Additionally, all end market categories were renamed to better reflect actual sales composition. Amounts for the prior periods presented have been reclassified to conform to the new categorization. Net revenues by end markets were reclassified into the following four categories: Communications and Data Center; Industrial, Aerospace and Defense; Broadcast, Consumer and Automotive; and Other. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months ended
		% Change
(% of total net revenues)	June 30, 2012	in Dollars	July 2, 2011
Communications and Data Center	45%	(9)	46%
Industrial, Aerospace and Defense	34	(6)	34
Broadcast, Consumer and Automotive	16	14	14
Other	5	(19)	6
Total net revenues	100%	(5)	100%
Net revenues from the Communications and Data Center end market decreased in the first quarter of fiscal 2013 compared to the prior year period. The decrease was due to weaker sales from both wired and wireless communication applications.
Net revenues from the Industrial, Aerospace & Defense end market decreased (in terms of absolute dollars) in the first quarter of fiscal 2013 versus the comparable prior year period. The decrease was primarily due to a decline in sales from industrial, scientific and medical applications.
Net revenues from the Broadcast, Consumer and Automotive end market increased in the first quarter of fiscal 2013 from the comparable prior year period. The increase in net revenues was due to an increase in sales from audio, video and broadcast and automotive applications.
Net revenues from the Other end market decreased in the first quarter of fiscal 2013 from the comparable prior year period. The decrease was due to weaker sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2013 and 2012 were as follows:

	Three Months ended
		% of	%		% of
(In millions)	June 30, 2012	Total	Change	July 2, 2011	Total
North America	$172.5	30	(5)	$181.2	30
Asia Pacific	203.1	35	(6)	216.6	35
Europe	152.5	26	(5)	160.4	26
Japan	54.7	9	(5)	57.3	9
Total net revenues	$582.8	100	(5)	$615.5	100

Net revenues in North America decreased in the first quarter of fiscal 2013 from the comparable prior year period. The decrease was primarily due to weaker sales across most end markets including Communications & Data Center, Industrial, Aerospace & Defense and Other.

Net revenues in Asia Pacific decreased in the first quarter of fiscal 2013 from the comparable prior year period. The decrease was primarily due to a decline in sales from the Communications and Data Center end market, particularly wireless communications applications.
Net revenues in Europe declined in the first quarter of fiscal 2013 compared with the prior year period. The decline was primarily due to decreased sales from the Communications and Data Center and Other end markets.
Net revenues in Japan declined in the first quarter of fiscal 2013 compared with the prior year period. The decline was primarily due to decreased sales in the Industrial, Aerospace & Defense end market.
Gross Margin

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Gross margin	$384.4	(2)%	$392.3
Percentage of net revenues	66.0%		63.7%

Gross margin was 2.3 percentage points higher in the first quarter of fiscal 2013 from the comparable prior year period. The increase was driven primarily by continued overall cost improvement, and to a lesser extent by slightly improved mix of customers.

New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
Gross margin may be affected in the future due to shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products and by improving manufacturing efficiencies.
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
Research and Development

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Research and development	$121.4	15%	$106.0
Percentage of net revenues	21%		17%

R&D spending increased $15.4 million, or 15%, for the first quarter of fiscal 2013 compared to the same period last year. The increase was primarily attributable to higher expenses related to our 28-nm development activities during the current period and stock-based compensation.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Selling, general and administrative	$96.2	—%	$96.4
Percentage of net revenues	17%		16%
SG&A expenses decreased slightly by $195 thousand during the first quarter of fiscal 2013 compared to the same period last year. The decrease was primarily due to reduction in outside sales commission due to lower revenues, and was partially offset by higher stock-based compensation and other employee-related expenses.

Amortization of Acquisition-Related Intangibles

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Amortization of acquisition-related intangibles	$2.1	32%	$1.6
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2013 and 2012 were related to the intangible assets obtained from acquisitions during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012. Prior to these recent acquisitions, the previous acquisition-related intangibles had been fully amortized as of the end of the first quarter of fiscal 2010.
Stock-Based Compensation

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Stock-based compensation included in:
Cost of revenues	$1.7	32%	$1.3
Research and development	8.6	33%	6.5
Selling, general and administrative	7.3	22%	6.0
	$17.6	28%	$13.8
The 28% increase in stock-based compensation expense for the first quarter of fiscal 2013 compared to the prior year period was primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. In addition, compared to the same quarter of the prior year, we had lower forfeitures in the first quarter of fiscal 2013. The higher expense from restricted stock units and lower forfeitures were partially offset by lower expenses related to stock option grants as we granted no stock options in the current fiscal year.

The impact of forfeiture true up in the first quarter of fiscal 2013 and 2012 reduced stock-based compensation expense by $443 thousand and $2.0 million, respectively.
Interest and Other Expense, Net

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Interest and other expense, net	$9.7	24%	$7.8
Percentage of net revenues	2%		1%
Our net interest and other expense increased slightly by $1.9 million for the first quarter of fiscal 2013 compared to the same period last year. The increase was primarily due to higher losses related to foreign exchange hedging for the period.

Provision for Income Taxes

	Three Months ended
(In millions)	June 30, 2012	Change	July 2, 2011
Provision for income taxes	$25.1	(4)%	$26.1
Percentage of net revenues	4%		4%
Effective tax rate	16%		14%
The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The increase in the effective tax rate in the first quarter of fiscal 2013 as compared to the prior year period was primarily attributable to the expiration of the U.S. federal research tax credit on December 31, 2011. Fiscal year 2013 includes no credit while fiscal year 2012 includes nine months of credit.
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
The combination of cash, cash equivalents and short-term and long-term investments as of June 30, 2012 and March 31, 2012 totaled $3.14 billion and $3.13 billion, respectively. As of June 30, 2012, we had cash, cash equivalents and short-term investments of $1.74 billion and working capital of $1.94 billion. As of March 31, 2012, cash, cash equivalents and short-term investments were $1.92 billion and working capital was $2.11 billion.
Operating Activities — During the first quarter of fiscal 2013, our operations generated net positive cash flow of $162.9 million, which was $74.7 million lower than the $237.7 million generated during the first quarter of fiscal 2012. The positive cash flow from operations generated during the first quarter of fiscal 2013 was primarily from net income as adjusted for non-cash related items, decreases in deferred income taxes and inventories, as well as an increase in accounts payables. These items were partially offset by decreases in deferred income on shipments to distributors and accrued liabilities, as well as an increase in accounts receivable. Accounts receivable increased by $43.0 million and days sales outstanding (DSO) increased to 40 days at June 30, 2012 from 35 days at March 31, 2012 due to timing of shipments. Our inventory levels were $11.6 million lower at June 30, 2012 compared to March 31, 2012. Combined inventory days at Xilinx and distribution decreased to 99 days at June 30, 2012 from 106 days at March 31, 2012. While we were able to manage our inventory and reduce the combined inventory days in the past few quarters, the combined inventory days as of March 31, 2012 and June 30, 2012 were still relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry line. We expect to sell these parts over the next three years.
For the first quarter of fiscal 2012, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, decreases in accounts receivable, deferred income taxes and inventories, and increases in accrued liabilities and income taxes payable.
Investing Activities — Net cash used in investing activities of $285.8 million during the first quarter of fiscal 2013 consisted of net purchases of available-for-sale securities of $273.7 million, $8.3 million for purchases of property, plant and equipment and $3.8 million for other investing activities. Net cash used in investing activities of $414.2 million during the first quarter of fiscal 2012 consisted of net purchases of available-for-sale securities of $370.4 million, $30.0 million for other investing activities and $13.8 million for purchases of property, plant equipment.
Financing Activities — Net cash used in financing activities was $139.7 million in the first quarter of fiscal 2013 and consisted of $90.7 million of repurchase of common stocks and $58.1 million for dividend payments to stockholders, offset by $8.2 million of proceeds from the issuance of common stock under employee stock plans and $806 thousand for the excess tax benefit from stock-based compensation. For the comparable fiscal 2012 period, net cash used in financing activities was $84.7 million and consisted of $65.7 million of repurchase of common stocks and $50.5 million for dividend payments to stockholders, offset by $25.4 million proceeds from the issuance of common stock under employee stock plans and $6.0 million for the excess tax benefit from stock-based compensation.
Stockholders’ equity decreased $3.6 million during the first three months of fiscal 2013. The decrease was primarily attributable to $99.0 million of repurchase of common stocks and $58.1 million of payment of dividends to stockholders. The decrease was partially offset by $129.8 million in net income for the first three months of fiscal 2013, $17.6 million of stock-based compensation and $8.2 million of issuance of common stock under employee stock plans.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of June 30, 2012 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 30, 2012, we had $121.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 30, 2012, we also had $22.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of June 30, 2012 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of June 30, 2012, $15.3 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of June 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We repurchased 3.1 million shares of our common stock for $99.0 million during the first quarter of fiscal 2013 (see "Note 11. Common Stock and Debentures Repurchase Program" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information). We used $65.7 million of cash to repurchase 1.9 million shares of common stock during the first quarter of fiscal 2012. During the first quarter of fiscal 2013, we paid $58.1 million in cash dividends to stockholders, representing $0.22 per common share. During the first first quarter of fiscal 2012, we paid $50.5 million in cash dividends to stockholders, representing $0.19 per common share. On July 17, 2012, our Board of Directors declared a cash dividend of $0.22 per common share for the second quarter of fiscal 2013. The dividend is payable on August 29, 2012 to stockholders of record on August 8, 2012. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
The global credit crisis has caused exceptional levels of volatility and disruption in the capital markets, diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. "Other Information" and below could affect our cash positions adversely. In addition, certain types of investments such as auction rate securities may present risks arising from liquidity and/or credit concerns. In the event that our investments in auction rate securities become illiquid, we do not expect this will materially affect our liquidity and capital resources or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.90 billion as of June 30, 2012. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2012 would have affected the fair value of our investment portfolio by less than $32.0 million.
Credit Market Risk
Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our investments.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 30, 2012 and March 31, 2012, we had the following outstanding forward currency exchange contracts:

(In thousands and U.S. dollars)	June 30, 2012	March 31, 2012
Singapore dollar	$60,229	$60,925
Euro	37,866	41,467
Indian Rupee	18,718	18,943
British Pound	13,031	14,250
Japanese Yen	11,342	11,076
	$141,186	$146,661

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2012 and May 2014. The net unrealized losses, which approximates the fair market value of the above contracts, were $5.6 million and $3.1 million as of June 30, 2012 and March 31, 2012, respectively.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 30, 2012 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 30, 2012 would have affected the value of foreign-currency-denominated cash and investments by less than $4.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys' fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. In its post-trial motions, the plaintiff has moved for attorneys' fees, an ongoing royalty for future sales of infringing products, pre- and post-judgment interest, and certain other relief. The Company intends to appeal the verdict and has filed motions for judgment as a matter of law.

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys' fees and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss Xilinx's claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

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

On May 30, 2012, a patent infringement lawsuit was filed by Semcon against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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
There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28-nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP of logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers' products.
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
Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation. The wafers for our newest products are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company Limited and in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC and Samsung who manufacture our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to timely meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.
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
Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. However, we may not be successful in executing this strategy. In addition, we anticipate continued pricing pressure from our customers to reduce prices, which may outpace our ability to lower the cost for established products.
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
Resale of product through Avnet accounted for 46% of our worldwide net revenues in the first quarter of fiscal 2013, and as of June 30, 2012, Avnet accounted for 59% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
Our current inventory levels are higher than historical norms due to our decision to build ahead of a previously planned closure of a particular foundry process line at one of our foundry partners. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC's foundries in Taiwan and Seiko's foundries in Japan and our assembly and test partners in Japan and other regions as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us.  For example, our customers' supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 1. "Legal Proceedings," included in Part II of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.
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

We market and sell our products directly to OEMs and through authorized third-party distributors which helps to ensure that products delivered to our customers are authentic and properly handled.  From time to time, customers may purchase products bearing our name from the unauthorized "gray market."   These parts may be counterfeit, salvaged or re-marked parts, or parts that have been altered, mishandled, or damaged.  Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast supply or demand.  Also, when gray market products enter the market, we and our authorized distributors may compete with brokers of these discounted products, which can adversely affect demand for our products and negatively impact our margins.  In addition, our reputation with customers may be negatively impacted when gray market products bearing our name fail or are found to be substandard.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.
As of June 30, 2012 we had 2.00 billion authorized common shares, of which 261.2 million shares were outstanding. In addition, 44.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 42.9 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of June 30, 2012 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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
We recently acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support such products;

•	our strategic investments may not perform as expected; and

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.  There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. The 2010 Repurchase Program has no stated expiration date. Through June 30, 2012, the Company had used $411.9 million out of the $500.0 million authorized under the 2010 Repurchase Program, leaving $88.1 million available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2013:

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
April 1, 2012 to May 5, 2012	—	$—	—	$187,130
May 6, 2012 to June 2, 2012	1,865	$32.16	1,865	$127,130
June 3, 2012 to June 30, 2012	1,205	$32.39	1,205	$88,105
Total for the Quarter	3,070		3,070

ITEM 6.	EXHIBITS

3.2*	Bylaws, as amended effective May 9, 2012
10.17**	Amendment of Employment Agreement between Xilinx, Inc. and Moshe Gavrielov dated June 13, 2012
10.18**	Amendment of Employment Agreement between Xilinx, Inc. and Jon Olson dated June 13, 2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Incorporated by reference to Current Report on Form 8-K dated May 9, 2012 filed on May 15, 2012
** Incorporated by reference to Current Report on Form 8-K dated June 13, 2012 filed on June 19, 2012
Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: August 3, 2012	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)