Form 10-Q
period 2012-09-29
XILINX INC
filed 2012-11-02
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 19, 2012
Common Stock, $.01 par value	260,922,630

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	$543,933	$555,209	$1,126,717	$1,170,672
Cost of revenues	187,713	200,564	386,124	423,696
Gross margin	356,220	354,645	740,593	746,976
Operating expenses:
Research and development	113,887	105,774	235,334	211,791
Selling, general and administrative	91,928	88,681	188,129	185,077
Amortization of acquisition-related intangibles	2,319	1,982	4,467	3,605
Restructuring charges	—	3,369	—	3,369
Total operating expenses	208,134	199,806	427,930	403,842
Operating income	148,086	154,839	312,663	343,134
Interest and other expense, net	10,003	8,598	19,675	16,409
Income before income taxes	138,083	146,241	292,988	326,725
Provision for income taxes	14,646	19,955	39,720	46,065
Net income	$123,437	$126,286	$253,268	$280,660
Net income per common share:
Basic	$0.47	$0.48	$0.97	$1.06
Diluted	$0.46	$0.47	$0.93	$1.03
Cash dividends per common share	$0.22	$0.19	$0.44	$0.38
Shares used in per share calculations:
Basic	260,605	264,006	262,143	264,853
Diluted	270,265	267,927	272,182	273,009

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$123,437	$126,286	$253,268	$280,660
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale securities	5,650	1,328	7,152	4,258
Reclassification adjustment for gains on available-for sale securities, included in net income	(585)	(375)	(915)	(562)
Change in net unrealized gain (loss) on hedging transactions	7,968	(8,120)	5,504	(8,719)
Cumulative translation adjustment	622	218	(433)	876
Other comprehensive income (loss)	13,655	(6,949)	11,308	(4,147)
Total comprehensive income	$137,092	$119,337	$264,576	$276,513

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 29, 2012	March 31, 2012 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$595,119	$788,822
Short-term investments	1,111,338	1,128,805
Accounts receivable, net	222,269	214,965
Inventories	204,067	204,866
Deferred tax assets	62,838	64,822
Prepaid expenses and other current assets	54,427	48,029
Total current assets	2,250,058	2,450,309
Property, plant and equipment, at cost:	798,801	788,422
Accumulated depreciation and amortization	(416,595)	(393,440)
Net property, plant and equipment	382,206	394,982
Long-term investments	1,497,394	1,209,228
Goodwill	158,990	149,538
Acquisition-related intangibles, net	41,096	36,332
Other assets	218,890	223,733
Total Assets	$4,548,634	$4,464,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,478	$78,613
Accrued payroll and related liabilities	124,040	121,309
Deferred income on shipments to distributors	47,967	67,002
Other accrued liabilities	74,171	75,852
Total current liabilities	342,656	342,776
Convertible debentures	915,109	906,569
Deferred tax liabilities	499,709	463,045
Long-term income taxes payable	15,704	14,479
Other long-term liabilities	23,765	29,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,608	2,636
Additional paid-in capital	1,166,835	1,195,458
Retained earnings	1,563,676	1,502,327
Accumulated other comprehensive income	18,572	7,264
Total stockholders’ equity	2,751,691	2,707,685
Total Liabilities and Stockholders’ Equity	$4,548,634	$4,464,122

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$253,268	$280,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,754	27,094
Amortization	8,455	8,036
Stock-based compensation	36,854	30,666
Net gain on sale of available-for-sale securities	(1,741)	(1,071)
Amortization of debt discount on convertible debentures	7,897	7,732
Derivatives — revaluation and amortization	643	1,091
Tax benefit from exercise of stock options	3,282	6,531
Excess tax benefit from stock-based compensation	(4,766)	(7,928)
Changes in assets and liabilities:
Accounts receivable, net	(7,305)	70,048
Inventories	675	17,271
Deferred income taxes	35,900	30,034
Prepaid expenses and other current assets	5,931	(7,659)
Other assets	(1,750)	9,362
Accounts payable	17,865	(15,067)
Accrued liabilities	1,444	280
Income taxes payable	(6,055)	7,457
Deferred income on shipments to distributors	(19,035)	(27,259)
Net cash provided by operating activities	360,316	437,278
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,020,793)	(2,287,016)
Proceeds from sale and maturity of available-for-sale securities	1,766,216	1,514,431
Purchases of property, plant and equipment	(15,978)	(31,417)
Other investing activities	(27,649)	(34,507)
Net cash used in investing activities	(298,204)	(838,509)
Cash flows from financing activities:
Repurchases of common stock	(178,148)	(177,191)
Proceeds from issuance of common stock through various stock plans	32,888	51,891
Payment of dividends to stockholders	(115,321)	(100,804)
Excess tax benefit from stock-based compensation	4,766	7,928
Net cash used in financing activities	(255,815)	(218,176)
Net decrease in cash and cash equivalents	(193,703)	(619,407)
Cash and cash equivalents at beginning of period	788,822	1,222,359
Cash and cash equivalents at end of period	$595,119	$602,952
Supplemental disclosure of cash flow information:
Interest paid	$18,651	$18,651
Income taxes paid, net of refunds	$5,822	$3,807
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2013 is a 52-week year ending on March 30, 2013. Fiscal 2012, which ended on March 31, 2012, was also a 52-week fiscal year. The quarters ended September 29, 2012 and October 1, 2011 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted the authoritative guidance to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present its comprehensive income in a separate but consecutive statement. This guidance does not affect the underlying accounting for components of other comprehensive income.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 29, 2012 and March 31, 2012, Avnet accounted for 64% and 67% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 44% and 45% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2013, respectively. For the second quarter and the first six months of fiscal 2012, resale of product through Avnet accounted for 47% and 48% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
One end customer accounted for 11% and 14% of the Company's worldwide net revenues for the second quarter of fiscal 2013 and 2012, respectively. One end customer accounted for 11% of the Company's worldwide net revenues for the first six months of fiscal 2012. No end customer accounted for more than 10% of the Company's worldwide net revenues for the first six months of fiscal 2013.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 89% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of September 29, 2012, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first six months of fiscal 2013 and the Company did not adjust or override any fair value measurements as of September 29, 2012.
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
The Company's Level 2 assets consist of bank certificates of deposit, commercial paper, corporate bonds, municipal bonds, U.S. agency securities, foreign government and agency securities, mortgage-backed securities and a debt mutual fund. The Company's Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 and March 31, 2012:

	September 29, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$165,775	$—	$—	$165,775
Bank certificates of deposit	—	29,997	—	29,997
Commercial paper	—	158,233	—	158,233
U.S. government and agency securities	110,009	9,998	—	120,007
Foreign government and agency securities	—	49,993	—	49,993
Short-term investments:
Bank certificates of deposit	—	134,930	—	134,930
Commercial paper	—	328,905	—	328,905
Corporate bonds	—	25,768	—	25,768
Municipal bonds	—	3,473	—	3,473
U.S. government and agency securities	356,044	52,257	—	408,301
Foreign government and agency securities	—	209,942	—	209,942
Mortgage-backed securities	—	19	—	19
Long-term investments:
Corporate bonds	—	223,462	—	223,462
Auction rate securities	—	—	29,069	29,069
Municipal bonds	—	14,232	—	14,232
U.S. government and agency securities	37,472	63,936	—	101,408
Mortgage-backed securities	—	1,087,735	—	1,087,735
Debt mutual fund	—	41,488	—	41,488
Derivative financial instruments, net	—	2,402	—	2,402
Total assets measured at fair value	$669,300	$2,436,770	$29,069	$3,135,139
Liabilities
Convertible debentures — embedded derivative	$—	$—	$1,545	$1,545
Total liabilities measured at fair value	$—	$—	$1,545	$1,545
Net assets measured at fair value	$669,300	$2,436,770	$27,524	$3,133,594

	March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$232,017	$—	$—	$232,017
Bank certificates of deposit	—	29,994	—	29,994
Commercial paper	—	233,980	—	233,980
U.S. government and agency securities	75,036	84,985	—	160,021
Foreign government and agency securities	—	68,993	—	68,993
Short-term investments:
Bank certificates of deposit	—	129,978	—	129,978
Commercial paper	—	360,887	—	360,887
Corporate bonds	—	14,257	—	14,257
U.S. government and agency securities	322,763	119,931	—	442,694
Foreign government and agency securities	—	180,958	—	180,958
Mortgage-backed securities	—	31	—	31
Long-term investments:
Corporate bonds	—	175,415	—	175,415
Auction rate securities	—	—	28,929	28,929
Municipal bonds	—	26,160	—	26,160
U.S. government and agency securities	17,539	48,659	—	66,198
Mortgage-backed securities	—	892,745	—	892,745
Debt mutual fund	—	19,781	—	19,781
Total assets measured at fair value	$647,355	$2,386,754	$28,929	$3,063,038
Liabilities
Derivative financial instruments, net	$—	$3,070	$—	$3,070
Convertible debentures — embedded derivative	—	—	931	931
Total liabilities measured at fair value	$—	$3,070	$931	$4,001
Net assets measured at fair value	$647,355	$2,383,684	$27,998	$3,059,037

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance as of beginning of period	$27,270	$30,636	$27,998	$34,005
Total realized and unrealized gains (losses):
Included in interest and other expense, net	—	(1,435)	(614)	(1,062)
Included in other comprehensive income	254	(1,210)	490	(552)
Sales and settlements, net (1)	—	(950)	(350)	(5,350)
Balance as of end of period	$27,524	$27,041	$27,524	$27,041

(1)
There was no redemption of auction rate securities during the three months ended September 29, 2012. During the three months ended October 1, 2011, $950 thousand of student loan auction rate securities were redeemed for cash at par value. During the first six months ended September 29, 2012 and October 1, 2011, $350 thousand and $5.4 million of student loan auction rate securities, respectively, were redeemed for cash at par value.

The amount of total losses included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest and other expense, net	$—	$(1,435)	$(614)	$(1,062)
As of September 29, 2012, marketable securities measured at fair value using Level 3 inputs were comprised of $29.1 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company's student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company's student loan auction rate securities were based on the Company's assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under Federal Family Education Loan Program, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company's student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of 8 years (given the collateral composition of the securities) and the discount rates ranging from 2.41% to 3.12% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company's student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

The 3.125% Junior Convertible Debentures due March 15, 2037 (3.125% Debentures) included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate. The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2.625% and 3.125% Debentures as of September 29, 2012 were approximately $791.3 million and $827.5 million, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 29, 2012				March 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$165,775	$—	$—	$165,775	$232,017	$—	$—	$232,017
Bank certificates of deposit	164,927	—	—	164,927	159,972	—	—	159,972
Commercial paper	487,133	5	—	487,138	594,867	1	(1)	594,867
Corporate bonds	243,395	5,868	(33)	249,230	186,455	3,401	(184)	189,672
Auction rate securities	32,250	—	(3,181)	29,069	32,600	—	(3,671)	28,929
Municipal bonds	17,148	597	(40)	17,705	25,454	734	(28)	26,160
U.S. government and
agency securities	629,129	605	(18)	629,716	668,702	360	(149)	668,913
Foreign government and
agency securities	259,935	—	—	259,935	249,951	—	—	249,951
Mortgage-backed securities	1,068,361	21,517	(2,124)	1,087,754	878,842	15,094	(1,160)	892,776
Debt mutual fund	40,500	988	—	41,488	20,000	—	(219)	19,781
	$3,108,553	$29,580	$(5,396)	$3,132,737	$3,048,860	$19,590	$(5,412)	$3,063,038
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 29, 2012 and March 31, 2012:

	September 29, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$10,282	$(33)	$—	$—	$10,282	$(33)
Auction rate securities	—	—	29,069	(3,181)	29,069	(3,181)
Municipal bonds	1,625	(36)	712	(4)	2,337	(40)
U.S. government and
agency securities	242,997	(18)	—	—	242,997	(18)
Mortgage-backed securities	175,426	(1,848)	23,542	(276)	198,968	(2,124)
	$430,330	$(1,935)	$53,323	$(3,461)	$483,653	$(5,396)

	March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$79,994	$(1)	$—	$—	$79,994	$(1)
Corporate bonds	21,111	(184)	—	—	21,111	(184)
Auction rate securities	—	—	28,929	(3,671)	28,929	(3,671)
Municipal bonds	2,173	(24)	366	(4)	2,539	(28)
U.S. government and
agency securities	460,735	(149)	—	—	460,735	(149)
Mortgage-backed securities	147,726	(1,040)	15,923	(120)	163,649	(1,160)
Debt mutual fund	19,781	(219)	—	—	19,781	(219)
	$731,520	$(1,617)	$45,218	$(3,795)	$776,738	$(5,412)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past three years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 29, 2012 and March 31, 2012 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of September 29, 2012 and March 31, 2012. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	September 29, 2012
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,469,412	$1,469,567
Due after one year through five years	330,949	337,646
Due after five years through ten years	243,009	248,253
Due after ten years	858,908	870,008
	$2,902,278	$2,925,474
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Proceeds from sale of available-for-sale securities	$119,058	$77,608	$201,163	$107,985
Gross realized gains on sale of available-for-sale securities	$1,042	$758	$1,829	$1,097
Gross realized losses on sale of available-for-sale securities	(12)	(21)	(88)	(26)
Net realized gains on sale of available-for-sale securities	$1,030	$737	$1,741	$1,071
Amortization of premiums on available-for-sale securities	$5,942	$3,262	$11,561	$5,575
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of September 29, 2012 and March 31, 2012, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	September 29, 2012	March 31, 2012
Singapore dollar	$60,969	$60,925
Euro	35,774	41,467
Indian Rupee	19,725	18,943
British Pound	13,136	14,250
Japanese Yen	12,026	11,076
	$141,630	$146,661

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2012 and August 2014. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of September 29, 2012, 99% of the forward foreign currency exchange contracts was designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of September 29, 2012 that is expected to be reclassified into earnings within the next 12 months was a net gain of $1.4 million. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
As of September 29, 2012, 1% of the forward foreign currency exchange contracts was designated and qualified as fair value hedges, and the related realized and unrealized gain or loss on the forward contracts was immaterial for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.5 million and $931 thousand as of September 29, 2012 and March 31, 2012, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of September 29, 2012 and March 31, 2012, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 29, 2012	Prepaid expenses and other current assets	$3,436	Other accrued liabilities	$1,035
March 31, 2012	Prepaid expenses and other current assets	$203	Other accrued liabilities	$3,273

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for second quarter and the first six months of fiscal 2013 and 2012:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion of cash flow hedging)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)*	Amount of Gain (Loss) Recorded (Ineffective Portion)
Derivatives Types
Three Months Ended September 29, 2012
Foreign exchange contracts	$7,968	$(1,833)	$8
Three Months Ended October 1, 2011
Foreign exchange contracts	$(8,187)	$2,339	$(3)
Six Months Ended September 29, 2012
Foreign exchange contracts	$5,505	$(2,992)	$7
Six Months Ended October 1, 2011
Foreign exchange contracts	$(8,784)	$5,103	$(4)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
The Company’s equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock-based compensation included in:
Cost of revenues	$1,473	$1,284	$3,201	$2,594
Research and development	9,404	8,103	18,027	14,590
Selling, general and administrative	8,369	7,512	15,626	13,482
	$19,246	$16,899	$36,854	$30,666
During the first six months of fiscal 2013 and 2012, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $3.3 million and $6.5 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair value per share of stock options granted during the second quarter and the first six months of fiscal 2013 was $6.35 for both periods. The weighted-average fair value per share of stock options granted during the second quarter and the first six months of fiscal 2012 was $8.03 and $7.87, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected life of options (years)	4.9	5.2	4.9	5.2
Expected stock price volatility	0.29	0.34	0.29	0.31
Risk-free interest rate	0.7%	1.2%	0.7%	1.7%
Dividend yield	2.6%	2.3%	2.6%	2.3%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2013 was $31.12 ($34.33 for the second quarter of fiscal 2012) and for the first six months of fiscal 2013 was $31.57 ($34.13 for the first six months of fiscal 2012), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Risk-free interest rate	0.4%	0.7%	0.4%	0.8%
Dividend yield	2.7%	2.1%	2.7%	2.1%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35
March 31, 2012	17,788	$28.32
Granted	48	$33.33
Exercised	(1,205)	$24.25
Forfeited/cancelled/expired	(1,366)	$39.86
September 29, 2012	15,265	$27.63
Options exercisable at:
September 29, 2012	13,619	$27.81
March 31, 2012	15,349	$28.78
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. On August 8, 2012, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 3.5 million shares. As of September 29, 2012, 16.4 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months and six months ended September 29, 2012 was $7.8 million and $11.7 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended October 1, 2011 was $3.3 million and $18.3 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested	(1,543)	$23.11
Cancelled	(410)	$25.18
March 31, 2012	5,239	$29.01
Granted	2,380	$31.57
Vested	(1,392)	$27.16
Cancelled	(258)	$29.51
September 29, 2012	5,969	$30.25
Employee Stock Purchase Plan
Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 521 thousand shares for $14.1 million during the second quarter of fiscal 2013 and 501 thousand shares for $13.3 million in the second quarter of fiscal 2012. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2013 and 2012 was $8.53 and $9.37, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2013 and 2012 were estimated at the date of grant using the following assumptions:

	2013	2012
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.29	0.29
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.7%	2.4%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2013. On August 8, 2012, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of September 29, 2012, 9.6 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.

The total shares used in the denominator of the diluted net income per common share calculation included 5.5 million and 5.8 million potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2013, respectively, that were not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility"). For the second quarter and the first six months of fiscal 2012, the total shares used in the denominator of the diluted net income per common share calculation included zero and 3.5 million, respectively, to the impact of incremental shares issuable assuming conversion of the debentures.
Additionally, the total shares used in the denominator of the diluted net income per common share calculation included 4.1 million and 4.3 million potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2013, respectively, that were not included in basic net income per common share. For the second quarter and the first six months of fiscal 2012, the total shares used in the denominator of the diluted net income per common share calculation included 3.9 million and 4.6 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the ESPP.
Outstanding stock options, RSUs and warrants to purchase approximately 24.6 million shares for the second quarter and 26.2 million shares for the first six months of fiscal 2013 under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
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
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 29, 2012	March 31, 2012
Raw materials	$14,558	$11,707
Work-in-process	166,669	164,438
Finished goods	22,840	28,721
	$204,067	$204,866

Note 10.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of September 29, 2012, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 29, 2012	March 31, 2012
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(72,539)	(80,311)
Hedge accounting adjustment – sale of interest rate swap	20,962	23,208
Net carrying value of the 2.625% Debentures	$548,423	$542,897

Equity component – net carrying value	$105,620	$105,620

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contractual coupon interest	$3,938	$3,938	$7,875	$7,875
Amortization of debt issuance costs	362	362	724	724
Amortization of debt discount, net	2,763	2,763	5,526	5,526
Total interest expense related to the 2.625% Debentures	$7,063	$7,063	$14,125	$14,125
3.125% Junior Subordinated Convertible Debentures
As of September 29, 2012, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.9021 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.50 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 29, 2012	March 31, 2012
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(323,077)	(325,448)
Unamortized discount of embedded derivative from date of issuance	(1,417)	(1,446)
Carrying value of liability component – 3.125% Debentures	365,141	362,741
Carrying value of embedded derivative component	1,545	931
Net carrying value of the 3.125% Debentures	$366,686	$363,672
Equity component – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contractual coupon interest	$5,388	$5,388	$10,776	$10,776
Amortization of debt issuance costs	55	55	112	112
Amortization of embedded derivative	14	14	29	29
Amortization of debt discount	1,196	1,113	2,371	2,206
Fair value adjustment of embedded derivative	—	1,434	614	1,062
Total interest expense related to the 3.125% Debentures	$6,653	$8,004	$13,902	$14,185

Revolving Credit Facility

On December 7, 2011, the Company entered into a 5 years $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 29, 2012, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11.	Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock and debentures (2010 Repurchase Program). In August 2012, the Board authorized the repurchase of an additional $750.0 million of the Company's common stock and debentures (2012 Repurchase Program). The shares authorized for purchase under the 2012 Repurchase Program are in addition to the shares that may yet be purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date.
Through September 29, 2012, the Company had used $491.0 million of the $500.0 million authorized under the 2010 Repurchase Program, and none of the $750.0 million authorized under the 2012 Repurchase Program, leaving $759.0 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 29, 2012 and March 31, 2012.
During the first six months of fiscal 2013, the Company repurchased 5.6 million shares of common stock in the open market for a total of $178.1 million under the 2010 Repurchase Program. During the first six months of fiscal 2012, the Company repurchased 5.9 million shares of common stock for a total of $187.2 million.

Note 12.	Restructuring Charges

During the second quarter of fiscal 2012, the Company implemented restructuring measures designed to consolidate its research and development activities in the U.S. and to reduce its global workforce by 46 net positions, or less than 2%. The Company completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses.

Note 13.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest income	$6,271	$6,200	$12,063	$11,542
Interest expense	(13,717)	(13,634)	(27,412)	(27,248)
Other expense, net	(2,557)	(1,164)	(4,326)	(703)
	$(10,003)	$(8,598)	$(19,675)	$(16,409)

Note 14.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(In thousands)	September 29, 2012	March 31, 2012
Accumulated unrealized gains on available-for-sale securities, net of tax	$15,153	$8,916
Accumulated unrealized gains (losses) on hedging transactions, net of tax	2,403	(3,101)
Accumulated cumulative translation adjustment	1,016	1,449
Accumulated other comprehensive income	$18,572	$7,264

Note 15.	Income Taxes
The Company recorded tax provisions of $14.6 million and $39.7 million for the second quarter and the first six months of fiscal 2013, respectively, representing effective tax rates of 11% and 14%, respectively. The Company recorded tax provisions of $20.0 million and $46.1 million for the second quarter and the first six months of fiscal 2012, respectively, representing effective tax rates of 14% for both periods.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of September 29, 2012, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $977 thousand in the second quarter of fiscal 2013 to $64.7 million.

The net decrease includes a $4.0 million reduction in positions for prior years as a result of a recent Tax Court ruling concerning the Federal research credit. Accordingly, certain aspects of the credit calculation were determined to meet the more likely than not threshold for recording an uncertain tax benefit. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $37.8 million as of September 29, 2012. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheet as of September 29, 2012 was $803 thousand. The decrease of interest and penalties included in the Company’s provision for income taxes totaled $135 thousand and $36 thousand, respectively, in the three and six months ended September 29, 2012.
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

Fiscal years	(In thousands)
2013 (remaining six months)	$3,197
2014	4,924
2015	2,850
2016	1,384
2017	1,132
Thereafter	4,139
$17,626
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $5.1 million as of September 29, 2012. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.1 million for the second quarter and the first six months of fiscal 2013, respectively. Rent expense, net of rental income, under all operating leases was $521 thousand and $1.6 million for the second quarter and the first six months of fiscal 2012, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2013 or 2012.
Other commitments as of September 29, 2012 totaled $119.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 29, 2012, the Company also had $19.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 17.	Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2013 and the end of fiscal 2012, the accrual balances of the product warranty liability were immaterial.
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

Note 19.	Business Combination

During the second quarter of fiscal 2013, the Company purchased substantially all of the assets and assumed certain liabilities of Modesat Communications, a wireless mobile backhaul solutions company that specializes in the development of microwave modem solutions for the mobile backhaul market. This acquisition aligns with the Company's strategy to expand its new adjacent markets in communication infrastructure by delivering industry leading wireless backhaul solutions to the Company's top tier customers. The acquisition was accounted under the purchase method of accounting, and the aggregate financial impact was not material to the Company.

Note 20.	Goodwill and Acquisition-Related Intangibles
As of September 29, 2012 and March 31, 2012, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	September 29, 2012	March 31, 2012	Amortization Life
Goodwill	$158,990	$149,538
In-process research and development	$—	$4,000
Core technology, gross	89,360	76,440	5.8 years
Less accumulated amortization	(49,834)	(46,051)
Core technology, net	39,526	30,389
Other intangibles, gross	46,516	46,206	2.7 years
Less accumulated amortization	(44,946)	(44,263)
Other intangibles, net	1,570	1,943
Total acquisition-related intangibles, gross	135,876	126,646
Less accumulated amortization	(94,780)	(90,314)
Total acquisition-related intangibles, net	$41,096	$36,332
Amortization expense for acquisition-related intangible assets for the three and six months ended September 29, 2012 was $2.3 million and $4.5 million, respectively. Amortization expense for acquisition-related intangibles for the three and six months ended October 1, 2011 was $2.0 million and $3.6 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of September 29, 2012, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2013 (remaining six months)	$5,041
2014	9,542
2015	8,846
2016	8,244
2017	6,473
Thereafter	2,950
Total	$41,096

Note 21.	Subsequent Event
On October 16, 2012, the Company’s Board of Directors declared a cash dividend of $0.22 per common share for the third quarter of fiscal 2013. The dividend is payable on November 28, 2012 to stockholders of record on November 7, 2012.

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
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as, the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations" included in our Form 10-K for the year ended March 31, 2012 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: Second quarter and first six months of fiscal 2013 compared to the second quarter and first six months of fiscal 2012
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.5	36.1	34.3	36.2
Gross margin	65.5	63.9	65.7	63.8
Operating expenses:
Research and development	21.0	19.0	20.9	18.1
Selling, general and administrative	16.9	16.0	16.7	15.8
Amortization of acquisition-related intangibles	0.4	0.4	0.4	0.3
Restructuring charges	—	0.6	—	0.3
Total operating expenses	38.3	36.0	38.0	34.5
Operating income	27.2	27.9	27.7	29.3
Interest and other expense, net	1.8	1.6	1.7	1.4
Income before income taxes	25.4	26.3	26.0	27.9
Provision for income taxes	2.7	3.6	3.5	3.9
Net income	22.7%	22.7%	22.5%	24.0%

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

•	New Products include our most recent product offerings and include the Virtex®-7, Kintex™-7, Zynq™-7000, Artix™-7, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration products (PROMs), software, IP, customer training, design services and support.
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
Net revenues of $543.9 million in the second quarter of fiscal 2013 represented a 2% decrease from the comparable prior year period of $555.2 million. Net revenues from New Products increased significantly in the second quarter of fiscal 2013 versus the comparable prior year period, but were offset by declines from our Mainstream, Base and Support Products. One end customer accounted for 11% and 14% of our net revenues for the second quarter of fiscal 2013 and 2012, respectively. For the first six months of fiscal 2012, one end customer accounted for 11% of our net revenues. No end customer accounted for more than 10% of our net revenues for the first six months of fiscal 2013.
For the first six months of fiscal 2013, approximately 57% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of September 29, 2012, we had $68.3 million of deferred revenue and $20.3 million of deferred cost of revenues recognized as a net $48.0 million of deferred income on shipments to distributors. As of March 31, 2012, we had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the second quarter and the first six months of fiscal 2013 and 2012 were as follows:

	Three Months ended			Six Months Ended
(In millions)	September 29, 2012	% Change	October 1, 2011	September 29, 2012	% Change	October 1, 2011
New Products	$106.9	81	$59.0	$206.8	80	$115.2
Mainstream Products	259.6	(5)	274.2	512.9	(11)	575.1
Base Products	156.8	(21)	198.1	363.9	(15)	428.7
Support Products	20.6	(14)	23.9	43.1	(17)	51.7
Total net revenues	$543.9	(2)	$555.2	$1,126.7	(4)	$1,170.7

Net revenues from New Products increased significantly both in the second quarter and for the first six months of fiscal 2013 from the comparable prior year period. The increase was due to sales growth of our 40-nanometer (nm) Virtex-6, our 45-nm Spartan-6 product families and our 28-nm 7 Series and Zynq product lines. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 40/45-nm products and as our 28-nm products continue their sales ramp.
Net revenues from Mainstream Products decreased both in the second quarter and the first six months of fiscal 2013 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-5 and Spartan-3 product families.

Net revenues from Base Products decreased in the second quarter and the first six months of fiscal 2013 from the comparable prior year period. The decrease was mainly attributable to the decline in sales of our older products, in particular our Virtex-II and Virtex 4 product families. Additionally, the base product category declined due to completion of a product discontinuance program in the first quarter of fiscal 2013.
Net revenues from Support Products decreased in the second quarter and the first six months of fiscal 2013 compared to the prior year period. The decrease was due primarily to a decline in sales from our PROM products.

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
Net revenues by end markets for the second quarter and the first six months of fiscal 2013 and 2012 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 29, 2012	% Change in Dollars	October 1, 2011	September 29, 2012	% Change in Dollars	October 1, 2011
Communications and Data Center	49%	5	46%	47%	(3)	46%
Industrial, Aerospace and Defense	32	(8)	33	33	(7)	34
Broadcast, Consumer and Automotive	15	(5)	16	16	5	15
Other	4	(17)	5	4	(18)	5
Total net revenues	100%	(2)	100%	100%	(4)	100%
Net revenues from the Communications and Data Center end market increased in the second quarter, but decreased in the first six months of fiscal 2013 in terms of absolute dollars, compared to the prior year periods. The increase in the second quarter was due to stronger sales from both wired and wireless communication applications, and the decrease in the first six months of fiscal 2013 was driven by weaker sales in wired communications during the first quarter of fiscal 2013.
Net revenues from the Industrial, Aerospace & Defense end market decreased in both the second quarter and the first six months of fiscal 2013 versus the comparable prior year periods. The decreases were primarily due to a decline in sales from industrial, scientific and medical applications as well as defense applications.
Net revenues from the Broadcast, Consumer and Automotive end market decreased in the second quarter, but increased in the first six months of fiscal 2013 from the comparable prior year period. The decrease in net revenues in the second quarter of fiscal 2013 was due to a decline in sales from audio, video and broadcast, consumer, and automotive applications. The increase in net revenues in the first six months of fiscal 2013 was driven by increases in sales from audio, video and broadcast, and automotive applications.
Net revenues from the Other end market decreased in both the second quarter and the first six months of fiscal 2013 from the comparable prior year periods. The decreases were due primarily to weaker sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2013 and 2012 were as follows:

	Three Months ended			Six Months Ended
(In millions)	September 29, 2012	% Change	October 1, 2011	September 29, 2012	% Change	October 1, 2011
North America	$153.1	(5)	$161.4	$325.7	(5)	$342.6
Asia Pacific	195.6	14	172.0	398.7	3	388.6
Europe	140.3	(13)	161.7	292.8	(9)	322.1
Japan	54.9	(9)	60.1	109.5	(7)	117.4
Total net revenues	$543.9	(2)	$555.2	$1,126.7	(4)	$1,170.7

Net revenues in North America decreased in the second quarter and the first six months of fiscal 2013 from the comparable prior year periods. The decreases were primarily due to weaker sales across most end markets including Communications & Data Center and Industrial, Aerospace & Defense.
Net revenues in Asia Pacific increased in the second quarter and the first six months of fiscal 2013 from the comparable prior year periods. The increases were primarily due to an increase in sales from the Communications and Data Center end market, particularly wireless communications applications.
Net revenues in Europe declined in the second quarter and the first six months of fiscal 2013 compared with the prior year periods. The decline was primarily due to decreased sales from the Communications and Data Center and Other end markets.
Net revenues in Japan declined in the second quarter and the first six months of fiscal 2013 compared with the prior year periods. The decline was primarily due to decreased sales in industrial, scientific, and medical applications.
Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Gross margin	$356.2	—%	$354.6	$740.6	(1)%	$747.0
Percentage of net revenues	65.5%		63.9%	65.7%		63.8%

Gross margin was 1.6 and 1.9 percentage points higher, respectively, in the second quarter and in the first six months of fiscal 2013 from the comparable prior year periods. The gross margin increases in both periods were driven primarily by continued cost improvement, which was negatively offset, in part, by mix of products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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
Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Research and development	$113.9	8%	$105.8	$235.3	11%	$211.8
Percentage of net revenues	21%		19%	21%		18%

R&D spending increased $8.1 million, or 8%, for the second quarter of fiscal 2013 compared to the same period last year. For the first six months of fiscal 2013, R&D spending increased by $23.5 million, or 11%. The increases in both periods were primarily attributable to higher employee-related expenses (including stock-based compensation expense), mask and wafer expenses related to our 28-nm development activities during the current period.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Selling, general and administrative	$91.9	4%	$88.7	$188.1	2%	$185.1
Percentage of net revenues	17%		16%	17%		16%
SG&A expenses increased by $3.2 million during the second quarter of fiscal 2013 and by $3.0 million during the first six months of fiscal 2013 compared to the same periods last year. The increases were primarily due to higher employee-related expenses, including stock-based compensation expense, and were partially offset by reduction in outside sales commission due to lower revenues.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Amortization of acquisition-related intangibles	$2.3	17%	$2.0	$4.5	24%	$3.6
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for the three and six months ended September 29, 2012 increased compared to the same periods last year. The increases were primarily due to the impact of amortization of intangible assets obtained from the recent acquisitions in the second quarter of fiscal 2013.
Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Stock-based compensation included in:
Cost of revenues	$1.5	15%	$1.3	$3.2	23%	$2.6
Research and development	9.4	16%	8.1	18.1	24%	14.6
Selling, general and administrative	8.3	10%	7.5	15.6	16%	13.5
	$19.2	14%	$16.9	$36.9	20%	$30.7
The increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2013 compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we granted lower number of stock options in the current fiscal year.

The impact of forfeiture true up and forfeiture rate estimates in the first six months of fiscal 2013 and 2012 reduced stock-based compensation expense by $1.4 million and $6.6 million, respectively.
Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Interest and other expense, net	$10.0	16%	$8.6	$19.7	20%	$16.4
Percentage of net revenues	2%		2%	2%		1%
Our net interest and other expense increased by $1.4 million and $3.3 million, respectively for the second quarter and the first six months of fiscal 2013 compared to the same period last year. The increases were primarily due to higher losses related to foreign exchange hedging for the periods.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2012	Change	October 1, 2011	September 29, 2012	Change	October 1, 2011
Provision for income taxes	$14.6	(27)%	$20.0	$39.7	(14)%	$46.1
Percentage of net revenues	3%		4%	4%		4%
Effective tax rate	11%		14%	14%		14%
The effective tax rates in all periods reflected the favorable impact of foreign income at statutory rates less than the U.S. rate and tax credits earned.
The decrease in the effective tax rate in the second quarter of fiscal 2013 as compared to the prior year period was primarily attributable to a release of reserves for uncertain tax positions in fiscal 2013. The decrease was partially offset by an increase due to the expiration of the U.S. federal research tax credit on December 31, 2011. The effective tax rate remained flat for the first six months of fiscal year 2013 as compared to the same prior year period due to the release of reserves for uncertain tax positions in fiscal 2013 offset by the expiration of the credit in fiscal 2012 and by a change in the geographic mix of profit before tax.
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
The combination of cash, cash equivalents and short-term and long-term investments as of September 29, 2012 and March 31, 2012 totaled $3.20 billion and $3.13 billion, respectively. As of September 29, 2012, we had cash, cash equivalents and short-term investments of $1.71 billion and working capital of $1.91 billion. As of March 31, 2012, cash, cash equivalents and short-term investments were $1.92 billion and working capital was $2.11 billion.
Operating Activities — During the first six months of fiscal 2013, our operations generated net positive cash flow of $360.3 million, which was $77.0 million lower than the $437.3 million generated during the second quarter of fiscal 2012. The positive cash flow from operations generated during the second quarter of fiscal 2013 was primarily from net income as adjusted for non-cash related items, decreases in deferred income taxes and prepaid expenses and other current assets, as well as an increase in accounts payables. These items were partially offset by decreases in deferred income on shipments to distributors and income taxes payable, as well as an increase in accounts receivable. Accounts receivable increased by $7.3 million and days sales outstanding (DSO) increased to 36 days at September 29, 2012 from 35 days at March 31, 2012 due to timing of shipments. Our inventory levels were $799 thousand lower at September 29, 2012 compared to March 31, 2012. Combined inventory days at Xilinx and distribution were 106 days at September 29, 2012 and March 31, 2012.
For the first six months of fiscal 2012, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, decreases in accounts receivable, deferred income taxes, inventories, and other assets, as well as an increase in income taxes payable. These items were partially offset by decreases in deferred income on shipments to distributors and accounts payable, as well as an increase in prepaid expenses and other current assets.
Investing Activities — Net cash used in investing activities of $298.2 million during the first six months of fiscal 2013 consisted of net purchases of available-for-sale securities of $254.6 million, $27.6 million for other investing activities and $16.0 million for purchases of property, plant and equipment. Net cash used in investing activities of $838.5 million during the first six months of fiscal 2012 consisted of net purchases of available-for-sale securities of $772.6 million, $34.5 million for other investing activities and $31.4 million for purchases of property, plant equipment.

Financing Activities — Net cash used in financing activities was $255.8 million in the first six months of fiscal 2013 and consisted of $178.1 million of repurchase of common stocks and $115.3 million for dividend payments to stockholders, offset by $32.9 million of proceeds from the issuance of common stock under employee stock plans and $4.8 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2012 period, net cash used in financing activities was $218.2 million and consisted of $177.2 million of repurchase of common stocks and $100.8 million for dividend payments to stockholders, offset by $51.9 million proceeds from the issuance of common stock under employee stock plans and $7.9 million for the excess tax benefit from stock-based compensation.
Stockholders’ equity increased $44.0 million during the first six months of fiscal 2013. The increase was primarily attributable to $253.3 million in net income for the first six months of fiscal 2013, $36.9 million of stock-based compensation, $32.9 million of issuance of common stock under employee stock plans and $11.3 million of other comprehensive income. The increase was partially offset by $178.1 million of repurchase of common stocks and $115.3 million of payment of dividends to stockholders.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of September 29, 2012 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 29, 2012, we had $119.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 29, 2012, we also had $19.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of September 29, 2012 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of September 29, 2012, $15.7 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of September 29, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We repurchased 5.6 million shares of our common stock for $178.1 million during the first six months of fiscal 2013 (see "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information). We used $187.2 million of cash to repurchase 5.9 million shares of common stock during the first six months of fiscal 2012. During the first six months of fiscal 2013, we paid $115.3 million in cash dividends to stockholders, representing $0.44 per common share. During the first six months of fiscal 2012, we paid $100.8 million in cash dividends to stockholders, representing $0.38 per common share. On October 16, 2012, our Board of Directors declared a cash dividend of $0.22 per common share for the third quarter of fiscal 2013. The dividend is payable on November 28, 2012 to stockholders of record on November 7, 2012. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.97 billion as of September 29, 2012. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 29, 2012 would have affected the fair value of our investment portfolio by approximately $34.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 29, 2012 and March 31, 2012, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	September 29, 2012	March 31, 2012
Singapore dollar	$60,969	$60,925
Euro	35,774	41,467
Indian Rupee	19,725	18,943
British Pound	13,136	14,250
Japanese Yen	12,026	11,076
	$141,630	$146,661

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2012 and August 2014. The net unrealized gains or losses, which approximate the fair market value of the above contracts, were a net $2.4 million gain and a net $3.1 million loss as of September 29, 2012 and March 31, 2012, respectively.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 29, 2012 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $9.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 29, 2012 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC). In addition, the wafers for our older products are manufactured in Japan by Seiko Epson Corporation. The wafers for our newest products are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company Limited. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
Resale of product through Avnet accounted for 44% of our worldwide net revenues in the second quarter of fiscal 2013, and as of September 29, 2012, Avnet accounted for 64% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
As of September 29, 2012 we had 2.00 billion authorized common shares, of which 260.8 million shares were outstanding. In addition, 47.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.2 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of September 29, 2012 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  These new requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.  There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. On August 13, 2012, the Board authorized the repurchase of an additional $750.0 million of common stock and debentures through the 2012 Repurchase Program. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date. Through September 29, 2012, the Company had used $491.0 million out of the $500.0 million authorized under the 2010 Repurchase Program, and none of the $750.0 million authorized under the 2012 Repurchase Program, leaving $759.0 million available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the second quarter of fiscal 2013:

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
July 1, 2012 to August 4, 2012	2,487	$31.79	2,487	$9,038
August 5, 2012 to September 1, 2012	—	$—	—	$759,038
September 2, 2012 to September 29, 2012	—	$—	—	$759,038
Total for the Quarter	2,487		2,487

ITEM 6.	EXHIBITS

10.19	Retirement Agreement between Xilinx, Inc. and Vincent F. Ratford dated July 16, 2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: November 2, 2012	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)