Form 10-Q
period 2012-12-29
XILINX INC
filed 2013-02-01
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 18, 2013
Common Stock, $.01 par value	261,561,672

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net revenues	$509,767	$511,091	$1,636,484	$1,681,763
Cost of revenues	170,493	174,805	556,617	598,501
Gross margin	339,274	336,286	1,079,867	1,083,262
Operating expenses:
Research and development	129,055	108,245	364,389	320,036
Selling, general and administrative	86,823	88,934	274,952	274,011
Amortization of acquisition-related intangibles	2,554	1,982	7,021	5,587
Restructuring charges	—	—	—	3,369
Total operating expenses	218,432	199,161	646,362	603,003
Operating income	120,842	137,125	433,505	480,259
Interest and other expense, net	5,149	7,187	24,824	23,596
Income before income taxes	115,693	129,938	408,681	456,663
Provision for income taxes	12,045	2,924	51,765	48,989
Net income	$103,648	$127,014	$356,916	$407,674
Net income per common share:
Basic	$0.40	$0.49	$1.36	$1.54
Diluted	$0.38	$0.47	$1.31	$1.50
Cash dividends per common share	$0.22	$0.19	$0.66	$0.57
Shares used in per share calculations:
Basic	260,690	261,257	261,723	264,183
Diluted	271,174	267,884	271,861	271,713

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net income	$103,648	$127,014	$356,916	$407,674
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(2,253)	(436)	4,899	3,822
Reclassification adjustment for gains on available-for-sale securities, included in net income	(421)	(425)	(1,336)	(987)
Change in net unrealized gains (losses) on hedging transactions	(684)	(3,413)	4,820	(12,132)
Cumulative translation adjustment	(51)	(2,053)	(484)	(1,177)
Other comprehensive income (loss)	(3,409)	(6,327)	7,899	(10,474)
Total comprehensive income	$100,239	$120,687	$364,815	$397,200

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 29, 2012	March 31, 2012 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$623,137	$788,822
Short-term investments	1,063,494	1,128,805
Accounts receivable, net	232,257	214,965
Inventories	225,985	204,866
Deferred tax assets	59,547	64,822
Prepaid expenses and other current assets	59,151	48,029
Total current assets	2,263,571	2,450,309
Property, plant and equipment, at cost:	794,089	788,422
Accumulated depreciation and amortization	(420,720)	(393,440)
Net property, plant and equipment	373,369	394,982
Long-term investments	1,560,132	1,209,228
Goodwill	158,990	149,538
Acquisition-related intangibles, net	38,541	36,332
Other assets	218,304	223,733
Total Assets	$4,612,907	$4,464,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,565	$78,613
Accrued payroll and related liabilities	123,326	121,309
Deferred income on shipments to distributors	50,017	67,002
Other accrued liabilities	63,634	75,852
Total current liabilities	335,542	342,776
Convertible debentures	918,883	906,569
Deferred tax liabilities	506,995	463,045
Long-term income taxes payable	15,762	14,479
Other long-term liabilities	19,600	29,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,612	2,636
Additional paid-in capital	1,195,426	1,195,458
Retained earnings	1,602,924	1,502,327
Accumulated other comprehensive income	15,163	7,264
Total stockholders’ equity	2,816,125	2,707,685
Total Liabilities and Stockholders’ Equity	$4,612,907	$4,464,122

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$356,916	$407,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,434	40,956
Amortization	12,878	12,363
Stock-based compensation	56,616	48,509
Net gain on sale of available-for-sale securities	(2,489)	(1,861)
Amortization of debt discount on convertible debentures	11,877	11,629
Derivatives — revaluation and amortization	437	450
Tax benefit from exercise of stock options	5,354	7,039
Excess tax benefit from stock-based compensation	(6,312)	(8,573)
Changes in assets and liabilities:
Accounts receivable, net	(17,292)	75,332
Inventories	(21,018)	19,626
Deferred income taxes	48,302	53,171
Prepaid expenses and other current assets	5,021	(5,498)
Other assets	(6,208)	4,371
Accounts payable	19,953	(399)
Accrued liabilities	3,088	5,363
Income taxes payable	(9,688)	(15,366)
Deferred income on shipments to distributors	(16,985)	(36,538)
Net cash provided by operating activities	482,884	618,248
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,965,026)	(3,420,207)
Proceeds from sale and maturity of available-for-sale securities	2,684,994	2,623,384
Purchases of property, plant and equipment	(24,053)	(50,401)
Other investing activities	(32,349)	(33,886)
Net cash used in investing activities	(336,434)	(881,110)
Cash flows from financing activities:
Repurchases of common stock	(197,750)	(219,638)
Proceeds from issuance of common stock through various stock plans	51,950	63,263
Payment of dividends to stockholders	(172,647)	(150,370)
Excess tax benefit from stock-based compensation	6,312	8,573
Net cash used in financing activities	(312,135)	(298,172)
Net decrease in cash and cash equivalents	(165,685)	(561,034)
Cash and cash equivalents at beginning of period	788,822	1,222,359
Cash and cash equivalents at end of period	$623,137	$661,325
Supplemental disclosure of cash flow information:
Interest paid	$26,526	$26,526
Income taxes paid, net of refunds	$6,917	$5,085
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2013 is a 52-week year ending on March 30, 2013. Fiscal 2012, which ended on March 31, 2012, was also a 52-week fiscal year. The quarters ended December 29, 2012 and December 31, 2011 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted the authoritative guidance, established by the Financial Accounting Standards Board (FASB), to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present its comprehensive income in a separate but consecutive statement. This guidance does not affect the underlying accounting for components of other comprehensive income.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 29, 2012 and March 31, 2012, Avnet accounted for 67% of the Company’s total net accounts receivable for both periods. Resale of product through Avnet accounted for 47% and 46% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2013, respectively. For the third quarter and the first nine months of fiscal 2012, resale of product through Avnet accounted for 50% and 48% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company's worldwide net revenues for any of the periods presented.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 85% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of December 29, 2012, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first nine months of fiscal 2013 and the Company did not adjust or override any fair value measurements as of December 29, 2012.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 and March 31, 2012:

	December 29, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$211,568	$—	$—	$211,568
Bank certificates of deposit	—	74,996	—	74,996
Commercial paper	—	39,670	—	39,670
Corporate bonds	—	34,996	—	34,996
U.S. government and agency securities	55,033	—	—	55,033
Foreign government and agency securities	—	139,972	—	139,972
Short-term investments:
Bank certificates of deposit	—	204,943	—	204,943
Commercial paper	—	259,900	—	259,900
Corporate bonds	—	55,060	—	55,060
Municipal bonds	—	3,647	—	3,647
U.S. government and agency securities	410,836	29,148	—	439,984
Foreign government and agency securities	—	99,956	—	99,956
Mortgage-backed securities	—	4	—	4
Long-term investments:
Corporate bonds	—	242,139	—	242,139
Auction rate securities	—	—	28,401	28,401
Municipal bonds	—	17,840	—	17,840
U.S. government and agency securities	38,053	48,869	—	86,922
Mortgage-backed securities	—	1,122,253	—	1,122,253
Debt mutual fund	—	62,577	—	62,577
Derivative financial instruments, net	—	1,714	—	1,714
Total assets measured at fair value	$715,490	$2,437,684	$28,401	$3,181,575
Liabilities
Convertible debentures — embedded derivative	$—	$—	$1,324	$1,324
Total liabilities measured at fair value	$—	$—	$1,324	$1,324
Net assets measured at fair value	$715,490	$2,437,684	$27,077	$3,180,251

	March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$232,017	$—	$—	$232,017
Bank certificates of deposit	—	29,994	—	29,994
Commercial paper	—	233,980	—	233,980
U.S. government and agency securities	75,036	84,985	—	160,021
Foreign government and agency securities	—	68,993	—	68,993
Short-term investments:
Bank certificates of deposit	—	129,978	—	129,978
Commercial paper	—	360,887	—	360,887
Corporate bonds	—	14,257	—	14,257
U.S. government and agency securities	322,763	119,931	—	442,694
Foreign government and agency securities	—	180,958	—	180,958
Mortgage-backed securities	—	31	—	31
Long-term investments:
Corporate bonds	—	175,415	—	175,415
Auction rate securities	—	—	28,929	28,929
Municipal bonds	—	26,160	—	26,160
U.S. government and agency securities	17,539	48,659	—	66,198
Mortgage-backed securities	—	892,745	—	892,745
Debt mutual fund	—	19,781	—	19,781
Total assets measured at fair value	$647,355	$2,386,754	$28,929	$3,063,038
Liabilities
Derivative financial instruments, net	$—	$3,070	$—	$3,070
Convertible debentures — embedded derivative	—	—	931	931
Total liabilities measured at fair value	$—	$3,070	$931	$4,001
Net assets measured at fair value	$647,355	$2,383,684	$27,998	$3,059,037

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Balance as of beginning of period	$27,524	$27,041	$27,998	$34,005
Total realized and unrealized gains (losses):
Included in interest and other expense, net	221	655	(393)	(407)
Included in other comprehensive income (loss)	(318)	(747)	172	(1,299)
Sales and settlements, net (1)	(350)	(300)	(700)	(5,650)
Balance as of end of period	$27,077	$26,649	$27,077	$26,649

(1)
During the three months ended December 29, 2012 and December 31, 2011, $350 thousand and $300 thousand of student loan auction rate securities, respectively, were redeemed for cash at par value. During the first nine months ended December 29, 2012 and December 31, 2011, $700 thousand and $5.7 million of student loan auction rate securities, respectively, were redeemed for cash at par value.

The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Included in interest and other expense, net	$221	$655	$(393)	$(407)
As of December 29, 2012, marketable securities measured at fair value using Level 3 inputs were comprised of $28.4 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company's student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company's student loan auction rate securities were based on the Company's assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under Federal Family Education Loan Program, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company's student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of 8 years (given the collateral composition of the securities) and the discount rates ranging from 2.59% to 3.33% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company's student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2.625% and 3.125% Debentures as of December 29, 2012 were approximately $811.5 million and $872.4 million, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 29, 2012				March 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$211,568	$—	$—	$211,568	$232,017	$—	$—	$232,017
Bank certificates of deposit	279,939	—	—	279,939	159,972	—	—	159,972
Commercial paper	299,570	—	—	299,570	594,867	1	(1)	594,867
Corporate bonds	326,856	5,487	(148)	332,195	186,455	3,401	(184)	189,672
Auction rate securities	31,900	—	(3,499)	28,401	32,600	—	(3,671)	28,929
Municipal bonds	21,021	525	(59)	21,487	25,454	734	(28)	26,160
U.S. government and
agency securities	581,419	530	(10)	581,939	668,702	360	(149)	668,913
Foreign government and
agency securities	239,928	—	—	239,928	249,951	—	—	249,951
Mortgage-backed securities	1,106,395	19,226	(3,364)	1,122,257	878,842	15,094	(1,160)	892,776
Debt mutual fund	61,350	1,331	(104)	62,577	20,000	—	(219)	19,781
	$3,159,946	$27,099	$(7,184)	$3,179,861	$3,048,860	$19,590	$(5,412)	$3,063,038
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 29, 2012 and March 31, 2012:

	December 29, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$38,746	$(148)	$—	$—	$38,746	$(148)
Auction rate securities	—	—	28,401	(3,499)	28,401	(3,499)
Municipal bonds	6,909	(56)	211	(3)	7,120	(59)
U.S. government and
agency securities	99,173	(10)	—	—	99,173	(10)
Mortgage-backed securities	281,368	(3,099)	22,817	(265)	304,185	(3,364)
Debt mutual fund	20,746	(104)	—	—	20,746	(104)
	$446,942	$(3,417)	$51,429	$(3,767)	$498,371	$(7,184)

	March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$79,994	$(1)	$—	$—	$79,994	$(1)
Corporate bonds	21,111	(184)	—	—	21,111	(184)
Auction rate securities	—	—	28,929	(3,671)	28,929	(3,671)
Municipal bonds	2,173	(24)	366	(4)	2,539	(28)
U.S. government and
agency securities	460,735	(149)	—	—	460,735	(149)
Mortgage-backed securities	147,726	(1,040)	15,923	(120)	163,649	(1,160)
Debt mutual fund	19,781	(219)	—	—	19,781	(219)
	$731,520	$(1,617)	$45,218	$(3,795)	$776,738	$(5,412)

The gross unrealized losses on these investments were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past three years. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 29, 2012 and March 31, 2012 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or more was not significant as of December 29, 2012 and March 31, 2012. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	December 29, 2012
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,407,780	$1,408,161
Due after one year through five years	334,557	340,427
Due after five years through ten years	227,210	231,986
Due after ten years	917,481	925,142
	$2,887,028	$2,905,716
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Proceeds from sale of available-for-sale securities	$61,293	$102,204	$262,456	$210,189
Gross realized gains on sale of available-for-sale securities	$811	$1,049	$2,639	$2,146
Gross realized losses on sale of available-for-sale securities	(63)	(259)	(150)	(285)
Net realized gains on sale of available-for-sale securities	$748	$790	$2,489	$1,861
Amortization of premiums on available-for-sale securities	$6,580	$3,183	$18,141	$8,758
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of December 29, 2012 and March 31, 2012, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	December 29, 2012	March 31, 2012
Singapore dollar	$62,732	$60,925
Euro	37,512	41,467
Indian Rupee	18,090	18,943
British Pound	12,363	14,250
Japanese Yen	11,491	11,076
	$142,188	$146,661

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2013 and November 2014. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of December 29, 2012, almost all of the forward foreign currency exchange contracts was designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of December 29, 2012 that is expected to be reclassified into earnings within the next 12 months was a net gain of $1.1 million. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.3 million and $931 thousand as of December 29, 2012 and March 31, 2012, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments as of December 29, 2012 and March 31, 2012, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 29, 2012	Prepaid expenses and other current assets	$2,992	Other accrued liabilities	$1,278
March 31, 2012	Prepaid expenses and other current assets	$203	Other accrued liabilities	$3,273

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for third quarter and the first nine months of fiscal 2013 and 2012:

	Foreign Exchange Contracts
(in thousands)	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(683)	$(3,347)	$4,822	$(12,131)

Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$(19)	$703	$(3,011)	$5,806

Amount of gains (losses) recorded (ineffective portion) *	$(3)	$—	$4	$(5)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Stock-based compensation included in:
Cost of revenues	$1,517	$1,350	$4,718	$3,944
Research and development	9,654	8,655	27,681	23,245
Selling, general and administrative	8,591	7,838	24,217	21,320
	$19,762	$17,843	$56,616	$48,509
During the first nine months of fiscal 2013 and 2012, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $5.4 million and $7.0 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair value per share of stock options granted during the third quarter and the first nine months of fiscal 2013 was $5.98 and $6.20, respectively. The weighted-average fair value per share of stock options granted during the third quarter and the first nine months of fiscal 2012 was $7.95 and $7.89, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Expected life of options (years)	4.9	5.2	4.9	5.2
Expected stock price volatility	0.28	0.35	0.28	0.32
Risk-free interest rate	0.7%	0.9%	0.7%	1.4%
Dividend yield	2.6%	2.4%	2.6%	2.3%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2013 was $31.47 ($29.47 for the third quarter of fiscal 2012) and for the first nine months of fiscal 2013 was $31.15 ($33.89 for the first nine months of fiscal 2012), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Risk-free interest rate	0.3%	0.4%	0.4%	0.7%
Dividend yield	2.6%	2.4%	2.7%	2.1%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35
March 31, 2012	17,788	$28.32
Granted	79	$33.38
Exercised	(2,043)	$24.27
Forfeited/cancelled/expired	(1,466)	$39.62
December 29, 2012	14,358	$27.78
Options exercisable at:
December 29, 2012	12,965	$27.88
March 31, 2012	15,349	$28.78
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. On August 8, 2012, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 3.5 million shares. As of December 29, 2012, 16.4 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 29, 2012 was $8.6 million and $20.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 31, 2011 was $3.9 million and $22.2 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested	(1,543)	$23.11
Cancelled	(410)	$25.18
March 31, 2012	5,239	$29.01
Granted	2,533	$31.15
Vested	(1,475)	$27.03
Cancelled	(371)	$29.62
December 29, 2012	5,926	$30.36
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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2013. On August 8, 2012, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 29, 2012, 9.6 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.

The total shares used in the denominator of the diluted net income per common share calculation included 6.2 million and 5.9 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2013, respectively, that were not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility"). For the third quarter and the first nine months of fiscal 2012, the total shares used in the denominator of the diluted net income per common share calculation included the impact of the 2.5 million and 3.1 million, respectively, incremental shares issuable assuming conversion of the debentures.
Additionally, the total shares used in the denominator of the diluted net income per common share calculation included 4.3 million and 4.2 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2013, respectively, that were not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2012, the total shares used in the denominator of the diluted net income per common share calculation included 4.1 million and 4.5 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming exercise of outstanding stock options, vesting of outstanding RSUs and issuance of common stock under the ESPP.

Outstanding stock options, RSUs and warrants to purchase approximately 23.5 million shares for the third quarter and 26.9 million shares for the first nine months of fiscal 2013 under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
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
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 29, 2012	March 31, 2012
Raw materials	$15,174	$11,707
Work-in-process	189,516	164,438
Finished goods	21,295	28,721
	$225,985	$204,866

Note 10.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of December 29, 2012, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.0164 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $30.29 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 29, 2012	March 31, 2012
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(68,653)	(80,311)
Hedge accounting adjustment – sale of interest rate swap	19,839	23,208
Net carrying value of the 2.625% Debentures	$551,186	$542,897

Equity component – net carrying value	$105,620	$105,620

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Contractual coupon interest	$3,938	$3,938	$11,813	$11,813
Amortization of debt issuance costs	362	362	1,086	1,086
Amortization of debt discount, net	2,763	2,763	8,289	8,289
Total interest expense related to the 2.625% Debentures	$7,063	$7,063	$21,188	$21,188
3.125% Junior Subordinated Convertible Debentures
As of December 29, 2012, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.9021 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.50 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 29, 2012	March 31, 2012
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(321,860)	(325,448)
Unamortized discount of embedded derivative from date of issuance	(1,402)	(1,446)
Carrying value of liability component – 3.125% Debentures	366,373	362,741
Carrying value of embedded derivative component	1,324	931
Net carrying value of the 3.125% Debentures	$367,697	$363,672
Equity component – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Contractual coupon interest	$5,388	$5,388	$16,163	$16,163
Amortization of debt issuance costs	55	55	168	168
Amortization of embedded derivative	14	14	43	43
Amortization of debt discount	1,218	1,133	3,588	3,339
Fair value adjustment of embedded derivative	(221)	(655)	393	407
Total interest expense related to the 3.125% Debentures	$6,454	$5,935	$20,355	$20,120

Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 29, 2012, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11.	Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock and debentures (2010 Repurchase Program). In August 2012, the Board authorized the repurchase of an additional $750.0 million of the Company's common stock and debentures (2012 Repurchase Program). The shares authorized for purchase under the 2012 Repurchase Program are in addition to the shares that were purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date.
Through December 29, 2012, the Company had used all of the $500.0 million authorized under the 2010 Repurchase Program, and $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 29, 2012 and March 31, 2012.
During the first nine months of fiscal 2013, the Company repurchased 5.8 million shares of common stock in the open market for $187.1 million under the 2010 Repurchase Programs. During the first nine months of fiscal 2013, the Company repurchased 322 thousand shares of common stock in the open market for $10.6 million under the 2012 Repurchase Programs. During the first nine months of fiscal 2012, the Company repurchased 7.0 million shares of common stock for a total of $219.6 million under the 2010 Repurchase Programs.

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

Note 13.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest income	$7,120	$5,886	$19,183	$17,428
Interest expense	(13,517)	(13,654)	(41,543)	(40,902)
Other income (expense), net	1,248	581	(2,464)	(122)
	$(5,149)	$(7,187)	$(24,824)	$(23,596)

Note 14.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

(In thousands)	December 29, 2012	March 31, 2012
Accumulated unrealized gains on available-for-sale securities, net of tax	$12,479	$8,916
Accumulated unrealized gains (losses) on hedging transactions, net of tax	1,719	(3,101)
Accumulated cumulative translation adjustment	965	1,449
Accumulated other comprehensive income	$15,163	$7,264

Note 15.	Income Taxes
The Company recorded tax provisions of $12.0 million and $51.8 million for the third quarter and the first nine months of fiscal 2013, respectively, representing effective tax rates of 10% and 13%, respectively. The rate for the third quarter of fiscal 2013 included a net discrete benefit of $5.3 million relating primarily to lapses of statutes of limitation. The Company recorded tax provisions of $2.9 million and $49.0 million for the third quarter and the first nine months of fiscal 2012, respectively, representing effective tax rates of 2% and 11%, respectively. The rate for the third quarter of fiscal 2012 included a net discrete benefit of $15.3 million relating primarily to lapses of statutes of limitation.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of December 29, 2012, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $7.3 million in the third quarter of fiscal 2013 to $57.5 million. The decrease was primarily attributable to lapses of statutes of limitation. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $25.8 million as of December 29, 2012. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
The Company's policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balances of accrued interest and penalties recorded in the condensed consolidated balance sheets and the amounts of interest and penalties included in the Company's provisions for income taxes were not material for any period presented.
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2009. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2008.

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

Fiscal years	(In thousands)
2013 (remaining three months)	$1,639
2014	5,341
2015	3,526
2016	2,057
2017	1,690
Thereafter	5,774
$20,027
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $4.1 million as of December 29, 2012. Rent expense, net of rental income, under all operating leases was $904 thousand and $3.0 million for the third quarter and the first nine months of fiscal 2013, respectively. Rent expense, net of rental income, under all operating leases was $598 thousand and $2.2 million for the third quarter and the first nine months of fiscal 2012, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2013 or 2012.
Other commitments as of December 29, 2012 totaled $109.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 29, 2012, the Company also had $16.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 17.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2013 and the end of fiscal 2012, the accrual balances of the product warranty liability were immaterial.
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

On May 30, 2012, a patent infringement lawsuit was filed by Semcon Tech, LLC (Semcon) against the Company in the U.S. District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

On November 5, 2012, a patent infringement lawsuit was filed by Mosaid Technologies Inc. (Mosaid) against the Company in the U.S. District Court For the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No 6:12-CV-00847). The lawsuit pertains to five patents and Mosaid seeks unspecified damages, costs, fees, royalties and injunctive relief and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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
As of December 29, 2012 and March 31, 2012, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	December 29, 2012	March 31, 2012	Amortization Life
Goodwill	$158,990	$149,538
In-process research and development	$—	$4,000
Core technology, gross	89,360	76,440	5.8 years
Less accumulated amortization	(52,013)	(46,051)
Core technology, net	37,347	30,389
Other intangibles, gross	46,516	46,206	2.7 years
Less accumulated amortization	(45,322)	(44,263)
Other intangibles, net	1,194	1,943
Total acquisition-related intangibles, gross	135,876	126,646
Less accumulated amortization	(97,335)	(90,314)
Total acquisition-related intangibles, net	$38,541	$36,332

Amortization expense for acquisition-related intangible assets for the three and nine months ended December 29, 2012 was $2.6 million and $7.0 million, respectively. Amortization expense for acquisition-related intangibles for the three and nine months ended December 31, 2011 was $2.0 million and $5.6 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of December 29, 2012, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2013 (remaining three months)	$2,486
2014	9,542
2015	8,846
2016	8,244
2017	6,473
Thereafter	2,950
Total	$38,541

Note 21.	Subsequent Event
On January 16, 2013, the Company’s Board of Directors declared a cash dividend of $0.22 per common share for the fourth quarter of fiscal 2013. The dividend is payable on February 27, 2013 to stockholders of record on February 6, 2013.

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
Results of Operations: Third quarter and first nine months of fiscal 2013 compared to the third quarter and first nine months of fiscal 2012
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.4	34.2	34.0	35.6
Gross margin	66.6	65.8	66.0	64.4
Operating expenses:
Research and development	25.4	21.2	22.3	19.0
Selling, general and administrative	17.0	17.4	16.8	16.3
Amortization of acquisition-related intangibles	0.5	0.4	0.4	0.3
Restructuring charges	—	—	—	0.2
Total operating expenses	42.9	39.0	39.5	35.8
Operating income	23.7	26.8	26.5	28.6
Interest and other expense, net	1.0	1.4	1.5	1.4
Income before income taxes	22.7	25.4	25.0	27.2
Provision for income taxes	2.4	0.5	3.2	3.0
Net income	20.3%	24.9%	21.8%	24.2%

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

•	New Products include our most recent product offerings and include the Virtex®-7, Kintex™-7, Artix™-7, Zynq™-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support services.
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
Net revenues of $509.8 million in the third quarter of fiscal 2013 represented a slight decrease from the comparable prior year period of $511.1 million. Net revenues from New Products increased significantly in the third quarter of fiscal 2013 versus the comparable prior year period, but were negatively offset by declines from our Mainstream and Base Products. No end customer accounted for 10% of our net revenues for any of the periods presented.
For the first nine months of fiscal 2013, approximately 57% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 29, 2012, we had $69.3 million of deferred revenue and $19.3 million of deferred cost of revenues recognized as a net $50.0 million of deferred income on shipments to distributors. As of March 31, 2012, we had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the third quarter and the first nine months of fiscal 2013 and 2012 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
New Products	$125.5	79	$70.1	$332.3	79	$185.2
Mainstream Products	211.9	(4)	220.8	724.8	(9)	795.9
Base Products	151.5	(24)	199.8	515.4	(18)	628.6
Support Products	20.9	2	20.4	64.0	(11)	72.1
Total net revenues	$509.8	—	$511.1	$1,636.5	(3)	$1,681.8

Net revenues from New Products increased significantly both in the third quarter and for the first nine months of fiscal 2013 from the comparable prior year periods. The increase was due to sales growth of our 40-nanometer (nm) Virtex-6, 45-nm Spartan-6 product families as well as 28-nm 7 Series and Zynq product lines. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 40/45-nm products and as our 28-nm products continue their sales ramp.
Net revenues from Mainstream Products decreased both in the third quarter and the first nine months of fiscal 2013 from the comparable prior year periods. The decrease was largely due to the decline in sales of our Virtex-5 and Spartan-3 product families.

Net revenues from Base Products decreased in the third quarter and the first nine months of fiscal 2013 from the comparable prior year periods. The decrease was mainly attributable to the decline in sales of our older products, in particular our Virtex-II and Virtex 4 product families.
Net revenues from Support Products increased slightly in the third quarter and decreased in the first nine months of fiscal 2013 compared to the prior year periods. The increase in the third quarter of fiscal 2013 was due primarily to a slight increase in sales from our PROM products while the decrease in the first nine months of fiscal 2013 was driven by a decline in PROM products.

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
Net revenues by end markets for the third quarter and the first nine months of fiscal 2013 and 2012 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 29, 2012	% Change in Dollars	December 31, 2011	December 29, 2012	% Change in Dollars	December 31, 2011
Communications and Data Center	47%	2	46%	47%	(1)	46%
Industrial, Aerospace and Defense	36	5	34	34	(3)	34
Broadcast, Consumer and Automotive	15	(2)	15	16	2	15
Other	2	(52)	5	3	(28)	5
Total net revenues	100%	—	100%	100%	(3)	100%
Net revenues from the Communications and Data Center end market increased in the third quarter, but decreased in the first nine months of fiscal 2013 in terms of absolute dollars, compared to the prior year periods. The increase in the third quarter of fiscal 2013 was due to stronger sales from wireless communication applications, and the decrease in the first nine months of fiscal 2013 was driven by weaker sales in wired communications.
Net revenues from the Industrial, Aerospace & Defense end market increased in the third quarter and decreased in the first nine months of fiscal 2013 versus the comparable prior year periods. The increase in the third quarter of fiscal 2013 was primarily due to an increase in sales from defense and test and measurement applications. The decrease in the first nine months of fiscal 2013 was driven by weaker sales in defense applications.
Net revenues from the Broadcast, Consumer and Automotive end market decreased in the third quarter, but increased in the first nine months of fiscal 2013 from the comparable prior year periods. The decrease in net revenues in the third quarter of fiscal 2013 was due to a decline in sales from audio, video and broadcast, consumer, and automotive applications. The increase in net revenues in the first nine months of fiscal 2013 was driven by increases in sales from audio, video and broadcast, and automotive applications.
Net revenues from the Other end market decreased in both the third quarter and the first nine months of fiscal 2013 from the comparable prior year periods. The decreases were due primarily to weaker sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2013 and 2012 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
North America	$162.7	—	$162.8	$488.4	(3)	$505.5
Asia Pacific	174.7	(3)	180.2	573.6	1	568.8
Europe	119.4	1	117.7	412.2	(6)	439.8
Japan	52.8	5	50.4	162.3	(3)	167.7
Total net revenues	$509.6	—	$511.1	$1,636.5	(3)	$1,681.8

Net revenues in North America were flat in the third quarter and decreased in the first nine months of fiscal 2013 from the comparable prior year periods. The decreases were primarily due to weaker sales across most end markets, including Communications & Data Center and Industrial and Aerospace & Defense.
Net revenues in Asia Pacific declined in the third quarter and increased slightly in the first nine months of fiscal 2013 from the comparable prior year periods. The decline in the third quarter of fiscal 2013 was primarily due to a decrease in sales from the Communications and Data Center end market, particularly wireless communications applications. The increase in sales in the first nine months of fiscal 2013 was driven by the Communications & Data Center end market.
Net revenues in Europe increased in the third quarter and decreased in the first nine months of fiscal 2013 compared with the prior year periods. The increase in the third quarter of fiscal 2013 was primarily due to increased sales from the Communications and Data Center and Automotive end markets. The decline in the first nine months of fiscal 2013 was due to decreased sales from the Communications and Data Center and Other end markets.
Net revenues in Japan increased in the third quarter and decreased in the first nine months of fiscal 2013 compared with the prior year periods. The increase in the third quarter of fiscal 2013 was primarily due to increased sales in industrial, scientific, and medical applications. The decline in the first nine months of fiscal 2013 was driven by a decline in sales in the Industrial and Aerospace & Defense end market.
Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Gross margin	$339.3	1%	$336.3	$1,079.9	—%	$1,083.3
Percentage of net revenues	66.6%		65.8%	66.0%		64.4%

Gross margin was 0.8 and 1.6 percentage points higher, respectively, in the third quarter and in the first nine months of fiscal 2013 from the comparable prior year periods. The gross margin increases in both periods were driven primarily by continued cost improvement and mix of customers, and was negatively offset, in part, by mix of products. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
Gross margin may be affected in the future due to shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management.
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
Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Research and development	$129.1	19%	$108.2	$364.4	14%	$320.0
Percentage of net revenues	25%		21%	22%		19%

R&D spending increased $20.9 million, or 19%, for the third quarter of fiscal 2013 compared to the same period last year. For the first nine months of fiscal 2013, R&D spending increased by $44.4 million, or 14%. The increases in both periods were primarily attributable to higher employee-related expenses (including stock-based compensation expense), mask and wafer expenses related to our 28-nm development activities during the current period.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Selling, general and administrative	$86.8	(2)%	$88.9	$275.0	—%	$274.0
Percentage of net revenues	17%		17%	17%		16%
SG&A expenses decreased by $2.1 million during the third quarter of fiscal 2013 compared to the same period last year. The decrease during the third quarter of fiscal 2013 was primarily due to lower litigation expenses. For the first nine months of fiscal 2013, SG&A expenses were relatively flat compared to the same period last year as higher employee-related expenses (including stock-based compensation expense) were offset by lower sales commission due to lower revenues.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Amortization of acquisition-related intangibles	$2.6	29%	$2.0	$7.0	26%	$5.6
Percentage of net revenues	1%		—%	—%		—%

Amortization expense for the three and nine months ended December 29, 2012 increased compared to the same periods last year. The increases were primarily due to the impact of amortization of intangible assets obtained from the recent acquisitions in the second quarter of fiscal 2013.
Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Stock-based compensation included in:
Cost of revenues	$1.5	12%	$1.3	$4.7	20%	$3.9
Research and development	9.7	12%	8.7	27.7	19%	23.3
Selling, general and administrative	8.6	10%	7.8	24.2	14%	21.3
	$19.8	11%	$17.8	$56.6	17%	$48.5

The increases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2013 compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we granted lower number of stock options in the current fiscal year.

The impact of forfeiture true up in the first nine months of fiscal 2013 and 2012 reduced stock-based compensation expense by $2.0 million and $3.4 million, respectively.
Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Interest and other expense, net	$5.1	(28)%	$7.2	$24.8	5%	$23.6
Percentage of net revenues	1%		1%	2%		1%
Our net interest and other expense decreased by $2.1 million for the third quarter of fiscal 2013 compared to the same period last year. The decrease was due to a royalty payment received during the quarter. For the first nine months of fiscal 2013, our net interest and other expense increased by $1.2 million as compared to the same period last year. The increase was primarily due to higher losses related to foreign exchange hedging for the current period, partially offset by the royalty payment received during the third quarter of fiscal 2013.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2012	Change	December 31, 2011	December 29, 2012	Change	December 31, 2011
Provision for income taxes	$12.0	312%	$2.9	$51.8	6%	$49.0
Percentage of net revenues	2%		1%	3%		3%
Effective tax rate	10%		2%	13%		11%
The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The increase in the effective tax rate in the third quarter of fiscal 2013 as compared to the prior year period was primarily attributable to a difference in the amount of reserves released for uncertain tax positions in the two periods. In each period, there were lapses of statutes of limitation and the amount for fiscal 2013 was smaller than the amount for fiscal 2012. The increase in the effective tax rate for the first nine months of fiscal year 2013 as compared to the same prior year period was primarily attributable to the expiration of the U.S. federal research tax credit in fiscal 2012. The rate for the first nine months of fiscal 2013 did not include benefits for the credit as did the rate for the first nine months of fiscal 2012.
As part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013, the research tax credit was reinstated retroactively to January 1, 2012. As a result, the income tax provision for the fourth quarter of fiscal 2013 will include a discrete tax benefit which will reduce the effective tax rate.
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
The combination of cash, cash equivalents and short-term and long-term investments as of December 29, 2012 and March 31, 2012 totaled $3.25 billion and $3.13 billion, respectively. As of December 29, 2012, we had cash, cash equivalents and short-term investments of $1.69 billion and working capital of $1.93 billion. As of March 31, 2012, cash, cash equivalents and short-term investments were $1.92 billion and working capital was $2.11 billion.
Operating Activities — During the first nine months of fiscal 2013, our operations generated net positive cash flow of $482.9 million, which was $135.4 million lower than the $618.2 million generated during the first nine months of fiscal 2012. The positive cash flow from operations generated during the third quarter of fiscal 2013 was primarily from net income as adjusted for non-cash related items, decreases in deferred income taxes and prepaid expenses and other current assets, as well as an increase in accounts payable and accrued liabilities. These items were partially offset by increases in inventories, accounts receivable and other assets, as well as decreases in deferred income on shipments to distributors and income taxes payable. Accounts receivable increased by $17.3 million and days sales outstanding (DSO) increased to 39 days at December 29, 2012 from 35 days at March 31, 2012 due to timing of shipments and collections. Due to our decision to build ahead a previously planned closure of a particular foundry process line at one of our foundry partners, weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth, our inventory level was $21.1 million higher at December 29, 2012 compared to March 31, 2012, and combined inventory days at Xilinx and distribution increased to 120 days at December 29, 2012 from 106 days at March 31, 2012.
For the first nine months of fiscal 2012, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, decreases in accounts receivable, deferred income taxes, inventories, and other assets, as well as an increase in accrued liabilities. These items were partially offset by decreases in deferred income on shipments to distributors and income taxes payable, as well as an increase in prepaid expenses and other current assets.
Investing Activities — Net cash used in investing activities of $336.4 million during the first nine months of fiscal 2013 consisted of net purchases of available-for-sale securities of $280.0 million, $32.3 million for other investing activities and $24.1 million for purchases of property, plant and equipment. Net cash used in investing activities of $881.1 million during the first nine months of fiscal 2012 consisted of net purchases of available-for-sale securities of $796.8 million, $50.4 million for purchases of property, plant equipment and $33.9 million for other investing activities.
Financing Activities — Net cash used in financing activities was $312.1 million in the first nine months of fiscal 2013 and consisted of $197.8 million of repurchase of common stocks and $172.6 million for dividend payments to stockholders, offset by $52.0 million of proceeds from the issuance of common stock under employee stock plans and $6.3 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2012 period, net cash used in financing activities was $298.2 million and consisted of $219.6 million of repurchase of common stocks and $150.4 million for dividend payments to stockholders, offset by $63.3 million proceeds from the issuance of common stock under employee stock plans and $8.6 million for the excess tax benefit from stock-based compensation.
Stockholders’ equity increased $108.4 million during the first nine months of fiscal 2013. The increase was primarily attributable to $356.9 million in net income for the first nine months of fiscal 2013, $56.6 million of stock-based compensation, $52.0 million of issuance of common stock under employee stock plans and $7.9 million of other comprehensive income. The increase was partially offset by $197.8 million of repurchase of common stocks and $172.6 million of payment of dividends to stockholders.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 16. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of December 29, 2012 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 29, 2012, we had $109.8 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 29, 2012, we also had $16.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
In March 2007, we issued $1.00 billion principal amount of 3.125% Debentures. As a result of the repurchases in fiscal 2009, the remaining principal amount of the 3.125% Debentures as of December 29, 2012 was $689.6 million. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. In June 2010, we issued another $600.0 million principal amount of 2.625% Debentures. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of December 29, 2012, $15.8 million of liabilities for uncertain tax position and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of December 29, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We repurchased 6.2 million shares of our common stock for $197.8 million during the first nine months of fiscal 2013 (see "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information). We used $219.6 million of cash to repurchase 7.0 million shares of common stock during the first nine months of fiscal 2012. During the first nine months of fiscal 2013, we paid $172.6 million in cash dividends to stockholders, representing $0.66 per common share. During the first nine months of fiscal 2012, we paid $150.4 million in cash dividends to stockholders, representing $0.57 per common share. On January 16, 2013, our Board of Directors declared a cash dividend of $0.22 per common share for the fourth quarter of fiscal 2013. The dividend is payable on February 27, 2013 to stockholders of record on February 6, 2013. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.97 billion as of December 29, 2012. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 29, 2012 would have affected the fair value of our investment portfolio by approximately $42.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 29, 2012 and March 31, 2012, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	December 29, 2012	March 31, 2012
Singapore dollar	$62,732	$60,925
Euro	37,512	41,467
Indian Rupee	18,090	18,943
British Pound	12,363	14,250
Japanese Yen	11,491	11,076
	$142,188	$146,661

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2013 and November 2014. The net unrealized gains or losses, which approximate the fair market value of the above contracts, were a net $1.7 million gain and a net $3.1 million loss as of December 29, 2012 and March 31, 2012, respectively.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 29, 2012 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 29, 2012 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2012, a patent infringement lawsuit was filed by Semcon against the Company in the U.S. District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

On November 5, 2012, a patent infringement lawsuit was filed by Mosaid against the Company in the U.S. District Court For the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No 6:12-CV-00847). The lawsuit pertains to five patents and Mosaid seeks unspecified damages, costs, fees, royalties and injunctive relief and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28-nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers' products.
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
Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC). In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. and in Japan by Seiko Epson Corporation. The wafers for our newest products are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company Limited. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. We cannot guarantee that the foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent events have shown that the financial condition of sovereign nations, particularly in Europe, are of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Resale of product through Avnet accounted for 47% and 46% of our worldwide net revenues in the third quarter and the first nine months of fiscal 2013, respectively. As of December 29, 2012, Avnet accounted for 67% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
Our current inventory levels are higher than historical norms due to our decision to build ahead of a previously planned closure of a particular foundry process line at one of our foundry partners, weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
As of December 29, 2012 we had 2.00 billion authorized common shares, of which 261.2 million shares were outstanding. In addition, 46.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.2 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 19.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of December 29, 2012 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On June 3, 2010, the Board authorized the repurchase of up to $500.0 million of common stock through the 2010 Repurchase Program. On August 13, 2012, the Board authorized the repurchase of an additional $750.0 million of common stock and debentures through the 2012 Repurchase Program. The shares authorized for purchase under the new plan are in addition to the shares that were purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date. Through December 29, 2012, the Company had used all of the $500.0 million authorized under the 2010 Repurchase Program, and $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the third quarter of fiscal 2013:

(in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
September 30, 2012 to November 3, 2012	467	$32.88	467	$743,680
November 4, 2012 to December 1, 2012	130	$32.63	130	$739,442
December 2, 2012 to December 29, 2012	—	$—	—	$739,442
Total for the Quarter	597		597

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: February 1, 2013	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)