Form 10-K
period 2013-03-30
XILINX INC
filed 2013-05-23
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 30, 2013

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 29, 2012 as reported on the NASDAQ Global Select Market was approximately $7,673,124,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 10, 2013, the registrant had 263,863,503 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 14, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 30, 2013

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report and particularly in Items 1. "Business" and 3. "Legal Proceedings" which contain discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A. "Risk Factors." Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three dimensional ICs, or 3D ICs;

•	software design tools to program the PLDs;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM® processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which stack FPGA logic die or a combination of FPGA and 28 Gigabits/second (28G) transceiver die in a single package to exceed the capacity and bandwidth of monolithic devices, but with manufacturing and time-to-volume advantages of smaller die. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing.

We sell our products and services through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMS). Sales are generated either by these independent distributors, independent sales representative or our direct sales organization.

Xilinx was founded and incorporated in California in February 1984. In April 1990, the Company was reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Industry Overview

There are three principal types of ICs used in most digital electronic systems: processors, which generally are utilized for control and computing tasks; memory devices, which are used for storing program instructions and data; and logic devices, which generally are used to manage the interchange and manipulation of digital signals within a system. Xilinx designs and develops PLDs, a type of logic device. Alternatives to PLDs may include application specific integrated circuits (ASICs) and application specific standard products (ASSPs). PLDs, ASICs and ASSPs may be utilized in many of the same types of electronic systems. However, differences in unit pricing, development cost, product performance, reliability, power consumption, capacity, features and functionality, ease of use and time-to-market determine which devices are best-suited for specific applications.

PLDs have key competitive advantages over ASICs and ASSPs, including:

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

PLDs are generally disadvantaged in terms of relative device size when compared to chips that are designed to perform a fixed function in a single or small set of applications. ASICs and ASSPs tend to be smaller than PLDs performing the same fixed function, resulting in a lower unit cost. However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to PLD customers. This fixed cost of ASIC and ASSP development is expected to significantly increase on next generation technology nodes. From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production; and PLDs have generally been more cost effective when used in low- to mid-volume production. However, we expect PLDs to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes.

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications & Data Center	Wireless	• 3G/4G Base Stations
• Wireless Backhaul

	Wireline	• Enterprise Routers and Switches
• Metro Optical Networks
• Data Centers

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Test and Measurement Equipment

	Aerospace and Defense	• Satellite Surveillance
• Radar and Sonar Systems
• Secure Communications

Broadcast, Consumer &	Consumer	• Digital Televisions
Automotive		• Digital SLR Cameras
• Set-Top Boxes

	Automotive	• Infotainment Systems
• Driver Information Systems
• Driver Assistance Systems

	Audio, Video and Broadcast	• Cable Head-End Systems
• Post Production Equipment
• Broadcast Cameras

Other	Storage and Servers	• Security and Encryption
• Computer Peripherals

	Office Automation	• Copiers
• Printers

Strategy and Competition
Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for high-volume or highly-specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements - cost, power, performance and density - in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP non-recurring engineering costs and increased economic and development risk.
With every new generation of FPGAs, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products.
Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi) and from new companies that may enter the traditional programmable logic market segment. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs, as well as competition from the ASSP market.  Other competitors include manufacturers of:

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

Product Families

PLDs	Date Introduced
Virtex®-7	June 2010
Kintex®-7	June 2010
Artix®-7	June 2010
Zynq®-7000	March 2011
Virtex-6	February 2009
Spartan®-6	February 2009
Virtex-5	May 2006

See information under the caption "Results of Operations - Net Revenues" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our product families.

28-nanometer (nm) Product Families

The 7 series devices that comprise our 28-nm product families are fabricated on a high-K metal gate, high performance, low power 28-nm process technology. These devices are based on a scalable and optimized architecture, which enables design, IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of I/O support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 7 series devices consist of the following three families:

•
Virtex-7 FPGAs, including 3D ICs, are optimized for applications requiring the highest capacity, performance, DSP and serial connectivity with transceivers operating up to 28G. Target applications include 400G and 100G line cards, high-performance computing and test and measurement applications.

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

The Zynq-7000 family is the first family of Xilinx programmable SoCs. This new class of product combines an industry-standard ARM dual-core Cortex™-A9 MPCore™ processing system with Xilinx 28-nm architecture. There are five devices in the Zynq-7000 SoC family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems, and smart heterogeneous wireless networks.

40-nm and 45-nm Product Families

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance, 40-nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets as follows:

•	Virtex-6 LXT FPGAs - optimized for applications that require high-performance logic, DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 SXT FPGAs - optimized for applications that require ultra high-performance DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 HXT FPGAs - optimized for communications applications that require the highest-speed serial connectivity with up to 11.2G serial transceivers.

The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45-nm process technology. The Spartan-6 family is the PLD industry’s first 45-nm high-volume FPGA family, consisting of 11 devices in two product families:

•	Spartan-6 LX FPGAs - optimized for applications that require the lowest cost.

•	Spartan-6 LXT FPGAs - optimized for applications that require LX features plus 3.125G serial transceivers.

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

Design Platforms and Services

Programmable Platforms

We offer three types of programmable platforms that support our customers’ designs and reduce their development efforts:

The Base Platform is the delivery vehicle for all of our new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; Vivado® Design Suite design environment; integration support of optional third-party synthesis, simulation, and signal integrity tools; reference designs; development boards and IP.

The Domain-Specific Platform targets one of the three primary Xilinx FPGA user profiles: the embedded processing developer; the DSP developer; or the logic/connectivity developer. It accomplishes this by augmenting the Base Platform with a targeted set of integrated technologies, including: higher-level design methodologies and tools; domain-specific IP including embedded, mixed signal, video, DSP and connectivity; domain-specific development hardware and reference designs; and operating systems and software.

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

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. During April 2012, Xilinx introduced the next-generation Vivado™ Design Suite designed to improve developer productivity resulting in faster design integration and implementation. The Vivado suite hallmarks include an easy-to-use IP-centric design flow and significant improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general purpose processor designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. The Vivado suite supports both Xilinx 7 series FPGAs and Zynq-7000, our programmable SoCs.

The previous generation tool suite, the Integrated Software Environment (ISE®) Design Suite, supports Xilinx 7 series FPGAs, programmable SoCs and all previous generation FPGAs, enabling customers to transition to the Vivado Design Suite when the timing is right for their design needs. Both the Vivado Design Suite and ISE Design Suite operate with a wide range of third-party Electronic Design Automation software point-tools offerings.

Intellectual Property

Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers, Interlaken and PCIe® interface, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, and market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA® AXI-4 interconnect technology, IP-XACT and IEEE P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

Development Boards, Kits and Configuration Products

In addition to the broad selection of legacy development boards presently offered, we have introduced a new unified board strategy that enables the creation of a standardized and coordinated set of base boards available both from Xilinx and our ecosystem vendors, all utilizing the industry-standard extensions that enable customization for market specific applications. Adopting this standard for all of our base boards enables the creation of a scalable and extensible delivery mechanism for all Xilinx programmable platforms.

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
Research and Development

Our research and development (R&D) activities are primarily directed toward the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex-7, Kintex-7, Artix-7 and Zynq-7000 families. We have made enhancements to our IP core offerings and introduced Vivado tools, our next generation software design suite. We extended our collaboration with our foundry suppliers in the development of 65-nm, 45-nm, 40-nm and 28-nm manufacturing technology, enabling us to be the first company in the PLD industry to ship 45-nm high-volume as well as 28-nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry’s first 28-nm PLD with embedded ARM technology as well as the industry’s first 3D IC devices.

Our R&D challenge is to continue to develop new products that create value-added solutions for customers. In fiscal 2013, 2012 and 2011, our R&D expenses were $475.5 million, $435.3 million and $392.5 million, respectively. We believe technical leadership and innovation are essential to our future success and are committed to maintaining a significant level of R&D investment.

Sales and Distribution

We sell our products to OEMs, EMSs and to electronic components distributors who resell these products to OEMs and EMSs.

We use a dedicated global sales and marketing organization as well as independent sales representatives to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts. Distributors and independent sales representatives create demand within the balance of our customer base in defined territories. Distributors also provide inventory, value-added services and logistics for a wide range of our OEM customers.

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

In accordance with our distribution agreements and industry practice, we have granted our authorized distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a change in list prices subsequent to the initial sale. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributors’ end customers.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of March 30, 2013 and March 31, 2012, Avnet accounted for 64% and 67%, respectively, of our total accounts receivable. Resale of product through Avnet accounted for 46%, 48% and 51% of our worldwide net revenues in fiscal 2013, 2012 and 2011, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 16. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2013, 2012 or 2011.

Backlog

As of March 30, 2013, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $253.0 million, compared to $261.0 million as of March 31, 2012. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlogs from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase our wafers from independent foundries including United Microelectronics Corporation (UMC), Taiwan Semiconductor Manufacturing Company Limited (TSMC), and Samsung Electronics Co., Ltd. (Samsung). Currently, UMC manufactures the substantial majority of our wafers and TSMC manufactures the wafers for our newest products.

Precise terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations with each wafer foundry.

Our strategy is to focus our resources on market development and creating new ICs and software design tools rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of wafers manufactured with leading-edge process technologies, and we adjust loadings at particular foundries to meet our business needs.

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

Quality Certification

Xilinx has achieved and currently maintains quality management systems certification to TL9000/ISO9001 for our facilities in San Jose, California; Longmont, Colorado; Singapore and Hyderabad, India. In addition, Xilinx achieved and currently maintains ISO 14001 and OHSAS 18001 environmental health and safety management system certifications in the San Jose and Singapore locations.

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 30, 2013, we held over 3,000 issued United States (U.S.) patents, which vary in duration, and over 400 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our PLDs, such as processors. Those licenses support our continuing ability to make and sell these PLDs to our customers. We also have acquired various licenses to certain third-party proprietary software, open-source software and related technologies, such as compilers, for our design tools.  Continued use of such software and technology is important to the operation of the design tools upon which customers depend.

We maintain the Xilinx trade name and trademarks, including the following trademarks that are registered in the U.S. and other countries: Xilinx, the Xilinx logo, Artix, ISE, Kintex, Spartan, Virtex, Vivado and Zynq-7000. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

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

Corporate Responsibility

Xilinx places a high level of importance on corporate responsibility. Through senior-level sponsorship, regular environmental, health and safety assessments and company-wide performance targets, we strive to achieve a culture that emphasizes contribution to local and global communities through a number of key initiatives:

Company

We strive to meet or exceed industry and regulatory standards for ethical business practices, product responsibility, and supplier management.  All Xilinx’s directors, officers and employees are required to comply not only with the letter of the laws, rules and regulations that govern the conduct of our business, but also with the spirit of those laws.

Environment

We monitor regulatory and resource trends and are committed to setting focused targets for key resources and emissions. These targets address several parameters, including product design; chemical, energy, and water use; waste recycling; and emissions. As a company, we focus on reducing natural resource use, the solid and chemical waste of our operations and minimizing our overall environmental impact with regards to the communities around us and consistent with global climate change efforts.

Community

We are committed to growing strategic relationships with a wide range of local organizations and programs that are designed to develop and strengthen communities located around the world. Xilinx develops local community relationships at key sites through funding and involvement that encourages active participation, teamwork, and volunteerism. Xilinx supports opportunities initiated by its employees and that involve participation and empowerment of its employees. We are committed to charitable giving programs that work toward systemic change and measurable results.

Workplace

We provide a safe and healthy work environment where employee diversity is embraced and opportunities for training, growth, and advancement are strongly encouraged.  The Xilinx Code of Social Responsibility outlines standards to ensure that working conditions at Xilinx are safe and that workers are treated with respect, fairness and dignity.

Employees

As of March 30, 2013, we had 3,329 employees compared to 3,265 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers of Xilinx as of May 23, 2013 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	58	President and Chief Executive Officer (CEO)
Steven L. Glaser	51	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	58	Corporate Vice President, General Counsel and Secretary
Jon A. Olson	59	Senior Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	53	Senior Vice President, Programmable Platforms Group
Raja G. Petrakian	49	Senior Vice President, Worldwide Operations
Krishna Rangasayee	44	Senior Vice President, and General Manager, Communications Business Unit
Vincent L. Tong	51	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	58	Senior Vice President, Worldwide Sales

There are no family relationships among the executive officers of the Company or the Board of Directors.

Moshe N. Gavrielov joined the Company in January 2008 as President and CEO and was appointed to the Board of Directors in February 2008. Prior to joining the Company, Mr. Gavrielov served at Cadence Design Systems, Inc., an electronic design automation company, as Executive Vice President and General Manager of the Verification Division from April 2005 through November 2007. Mr. Gavrielov served as CEO of Verisity Ltd., an electronic design automation company, from March 1998 to April 2005 before its acquisition by Cadence Design Systems, Inc. Prior to joining Verisity, Mr. Gavrielov spent nearly 10 years at LSI Corporation (formerly LSI Logic Corporation), a semiconductor manufacturer, in a variety of executive management positions, including Executive Vice President of the Products Group, Senior Vice President and General Manager of International Marketing and Sales and Senior Vice President and General Manager of LSI Logic Europe plc. Additionally, Mr. Gavrielov held various engineering and engineering management positions at Digital Equipment Corporation and National Semiconductor Corporation.

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

Jon A. Olson joined the Company in June 2005 as Vice President, Finance and CFO. Mr. Olson assumed his current position of Senior Vice President, Finance and CFO in August 2006. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, and Director of Finance.

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

Additional information required by this Item 1 is incorporated by reference to the section captioned "Net Revenues - Net Revenues by Geography" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and to "Note 16. Segment Information" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

This annual report includes trademarks and service marks of Xilinx and other companies that are unregistered and registered in the U.S. and other countries.

ITEM 1A.	RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks to the Company. Additional risks and uncertainties not presently known to the Company, or that the Company’s management currently deems immaterial, also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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
Most of our wafers are manufactured in Taiwan by UMC. In addition, we also have wafers manufactured in South Korea by Samsung and the wafers for our newest products are manufactured in Taiwan by TSMC. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.
We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, in the first quarter of fiscal 2010, we experienced supply shortages due to the difficulties encountered by the foundries when they had to rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. In the fourth quarter of fiscal 2010 and first nine months of fiscal 2011, we also experienced supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which led to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
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
During the past three years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. Recent events have shown that the financial condition of sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, we are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.
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
Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. However, we may not be successful in executing this strategy. In addition, we anticipate continued pressure from our customers to reduce prices, which may outpace our ability to lower the cost for established products.
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
We could also face competition from our licensees. In the past we have granted limited rights to other companies with respect to certain aspects of our older technology, and we may do so in the future. Granting such rights may enable these companies to manufacture and market products that may be competitive with some of our older products.
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
Resale of product through Avnet accounted for 46% of our worldwide net revenues in fiscal 2013 and as of March 30, 2013, Avnet accounted for 64% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Our international operations have grown because we have relocated certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weaknesses in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.
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

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools that are available to us. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be adversely affected.
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
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s and TSMC's foundries in Taiwan and Seiko’s foundries in Japan and our assembly and test partners in Japan and other regions as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us.  For example, our customers’ supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products. Certain types of these natural disasters might be exacerbated by the effects of climate change, which would increase the overall adverse effect of all the above. In addition, the access to water sources for our supply chain could also be adversely affected with climate change, which would potentially negatively affect our manufacturing strategy.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims are not yet resolved, including those that are discussed under Item 3. "Legal Proceedings," included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  These new requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.   There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may face reputational challenges if we are unable to sufficiently verify the origins for all minerals used in our products through the due diligence process we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and convertible debentures, and significant issuances in the future may adversely impact the market price of our common shares.
As of March 30, 2013 we had 2.00 billion authorized common shares, of which 263.6 million shares were outstanding. In addition, 43.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.4 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 20.0 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of March 30, 2013 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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
To hedge against potential dilution upon conversion of the 2.625% Debentures, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $42.46 per share.
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
We recently acquired technology companies whose products complement our products, and in the past we have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

•	our ongoing business may be disrupted and our management’s attention may be diverted by investment, acquisition, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	our strategic investments may not perform as expected; and

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.

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

We own a 222,000 square foot facility in Singapore, which serves as our Asia Pacific regional headquarters. We own the building but the land is subject to a 30-year lease expiring in November 2035. The Singapore facility is primarily used for manufacturing support and testing of our products and services for our customers in Asia Pacific/Japan, coordination and management of certain third parties in our supply chain and R&D. Excess space in the facility is leased to a tenant under long-term lease agreement.

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

We lease office facilities for our engineering design centers in Hyderabad, India; Portland, Oregon; Edinburgh, Scotland; Toronto and Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Hazlet, New Jersey; Gothenberg, Sweden; Tallinn, Estonia and Brisbane, Australia. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Austin, Chicago, Dallas, Detroit, Los Angeles, Montreal, Nashua, Phoenix, Raleigh, San Diego, Seattle and Toronto as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Manila, Milan, Munich, Nanjing, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi’an.

ITEM 3.	LEGAL PROCEEDINGS
Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT XPP Technologies, AG (PACT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. In its post-trial motions, the plaintiff has moved for attorneys’ fees, an ongoing royalty for future sales of infringing products, pre- and post-judgment interest, and certain other relief. The Company intends to appeal the verdict and has filed motions for judgment as a matter of law.

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees. Claims related to four of the five patents have been dismissed.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees. Claims related to five of the seven patents have been dismissed.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 3, 2013, there were approximately 600 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by us to be over 110,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$36.72	$31.00	$37.06	$30.55
Second Quarter	35.31	30.63	37.11	27.44
Third Quarter	36.30	32.17	33.46	27.06
Fourth Quarter	39.14	35.61	37.45	32.10
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2013	Fiscal 2012
First Quarter	$0.22	$0.19
Second Quarter	0.22	0.19
Third Quarter	0.22	0.19
Fourth Quarter	0.22	0.19
On March 5, 2013, our Board of Directors declared a cash dividend of $0.25 per common share for the first quarter of fiscal 2014. The dividend is payable on June 5, 2013 to stockholders of record on May 15, 2013.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). In August 2012, the Board authorized the repurchase of an additional $750.0 million of the Company’s common stock and debentures (2012 Repurchase Program). The shares authorized for purchase under the 2012 Repurchase Program are in addition to the shares that were purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date. Through March 30, 2013, the Company had used all of the $500.0 million authorized under the 2010 Repurchase Program, and $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 30, 2013 and March 31, 2012.

We did not repurchase any of our common stock during the fourth quarter of fiscal 2013. See "Note 14. Stockholders’ Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 28, 2008, the last trading day before our fiscal 2008, to March 28, 2013, the last trading day of our fiscal 2013. The graph and table assume that $100 was invested on March 28, 2008 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/28/08	03/27/09	04/01/10	04/01/11	03/30/12	03/28/13
Xilinx, Inc.	100.00	86.75	117.53	150.52	174.74	187.62
S&P 500 Index	100.00	63.66	93.92	108.35	117.02	133.36
S&P 500 Semiconductors Index	100.00	74.00	112.85	122.64	144.39	130.51

Note: Stock price performance and indexed returns for our Common Stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 30, 2013
(In thousands, except per share amounts)

	March 30, 2013	March 31, 2012 (1)	April 2, 2011 (2)	April 3, 2010 (3)	March 28, 2009 (4)
Net revenues	$2,168,652	$2,240,736	$2,369,445	$1,833,554	$1,825,184
Operating income	580,732	627,773	795,399	432,149	429,518
Income before income taxes	547,006	597,051	771,080	421,765	458,026
Provision for income taxes	59,470	66,972	129,205	64,281	96,307
Net income	487,536	530,079	641,875	357,484	361,719

Net income per common share:
Basic	$1.86	$2.01	$2.43	$1.30	$1.31
Diluted	$1.79	$1.95	$2.39	$1.29	$1.31
Shares used in per share calculations:
Basic	261,652	263,783	264,094	276,012	276,113
Diluted	272,573	272,157	268,061	276,953	276,854
Cash dividends per common share	$0.88	$0.76	$0.64	$0.60	$0.56

(1)	Fiscal 2012 consolidated statement of income data included restructuring and litigation charges of $3,369 and $15,400, respectively.

(2)	Fiscal 2011 consolidated statement of income data included restructuring charges of $10,346 and impairment loss on investments of $5,904.

(3)	Fiscal 2010 consolidated statement of income data included restructuring charges of $30,064 and impairment loss on investments of $3,805.

(4)
Fiscal 2009 consolidated statement of income data included restructuring charges of $22,023, a gain on early extinguishment of convertible debentures of $75,035, impairment loss on investments of $54,129 and a charge of $3,086 related to an impairment of a leased facility that we did not occupy.

Consolidated Balance Sheet Data
Five years ended March 30, 2013
(In thousands)

	2013	2012	2011	2010	2009
Working capital	$1,910,851	$2,107,533	$2,254,646	$1,549,905	$1,519,402
Total assets	4,729,451	4,464,122	4,140,850	3,184,318	2,811,901
Convertible debentures	922,666	906,569	890,980	354,798	352,110
Other long-term liabilities	456,701	507,092	467,113	351,889	277,965
Stockholders' equity	2,963,296	2,707,685	2,414,617	2,120,470	1,948,760

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Nature of Operations

We design, develop and market programmable devices and associated technologies, including advanced ICs in the form of PLDs, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and programmable SoCs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, consumer and automotive, audio, video and broadcast, and data processing. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by a network of independent sales representative firms and by a direct sales management organization.

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
Valuation of Marketable Securities
Our short-term and long-term investments include marketable debt securities. As of March 30, 2013, we had marketable debt securities with a fair value of $3.18 billion.
We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2013, 2012 or 2011.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2013, approximately 58% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of March 30, 2013, we had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. As of March 31, 2012, we had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from services is recognized when the service is performed. Revenue from Support Products, which includes software and services sales, was less than 5% of net revenues for all of the periods presented.
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
Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2013, there was no impairment of goodwill in fiscal 2013. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2014. To date, no impairment indicators have been identified.
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

We perform a two-step approach to recognize and measure uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See "Note 15. Income Taxes" to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

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

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up in fiscal 2013, 2012 and 2011 reduced stock-based compensation expense by $2.6 million, $3.7 million, and $5.1 million, respectively. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	34.0	35.1	34.6
Gross margin	66.0	64.9	65.4
Operating expenses:
Research and development	21.9	19.4	16.6
Selling, general and administrative	16.9	16.3	14.8
Amortization of acquisition-related intangibles	0.4	0.3	—
Restructuring charges	—	0.2	0.4
Litigation	—	0.7	—
Total operating expenses	39.2	36.9	31.8
Operating income	26.8	28.0	33.6
Interest and other expense, net	1.6	1.4	1.0
Income before income taxes	25.2	26.6	32.6
Provision for income taxes	2.7	2.9	5.5
Net income	22.5%	23.7%	27.1%

Net Revenues

(In millions)	2013	Change	2012	Change	2011
Net revenues	$2,168.7	(3)%	$2,240.7	(5)%	$2,369.4

Net revenues in fiscal 2013 and 2012 decreased 3% and 5%, respectively. New Product revenues increased in fiscal 2013 and 2012 but were offset by declines from our Mainstream, Base and Support Products. The declines were primarily due to lower sales in the Communications end market. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end-market categories.
No end customer accounted for more than 10% of net revenues for any of the periods presented.
Net Revenues by Product
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex-7, Kintex-7, Artix-7, Zynq-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support services.
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
Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2013	% of Total	% Change	2012	% of Total	% Change	2011
New Products	$473.6	22	81	$261.3	12	74	$150.2
Mainstream Products	942.9	43	(9)	1,039.7	46	(1)	1,051.8
Base Products	666.8	31	(21)	847.2	38	(20)	1,060.3
Support Products	85.4	4	(8)	92.5	4	(14)	107.1
Total net revenues	$2,168.7	100	(3)	$2,240.7	100	(5)	$2,369.4

Net revenues from New Products increased significantly in fiscal 2013 as a result of sales growth of our Virtex-6 and Spartan-6 product families as well as 7 Series and Zynq-7000 products. Sales from our 7 Series and Zynq-7000 products surpassed $100 million during fiscal 2013. In fiscal 2012, net revenues from New Products increased primarily as a result of strong market acceptance of these products, particularly our Virtex-6 and Spartan-6 product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our Virtex-6 and Spartan-6 product families and as our 7 Series and Zynq-7000 products continue their sales ramp.
Net revenues from Mainstream Products decreased in both fiscal 2013 and fiscal 2012 from the comparable prior year periods. The decreases in both periods were largely due to the decline in sales of our Virtex-5 and Spartan-3 product families, which were impacted by the weaker economic environment.
Net revenues from Base Products decreased in fiscal 2013 and fiscal 2012 from the comparable prior year periods. The decreases in both periods were as expected due to a decline in sales from our Virtex-2 and Virtex-4 product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in fiscal 2013 and 2012 compared to the prior year period. The decreases in both periods were due to a decline in sales from our PROM products.

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

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2013	% Change in Dollars	2012	% Change in Dollars	2011
Communications and Data Center	46%	(1)	45%	(10)	48%
Industrial, Aerospace and Defense	34	(4)	35	1	32
Broadcast, Consumer and Automotive	16	2	15	(3)	15
Other	4	(33)	5	(8)	5
Total net revenues	100%	(3)	100%	(5)	100%
Net revenues from Communications and Data Center, our largest end market, decreased slightly in fiscal 2013 in terms of absolute dollars, compared to the prior year period. The decrease in fiscal 2013 was primarily due to weaker sales from wired communications, which completely offset the increased sales from wireless communications. Net revenues from Communications and Data Center declined in fiscal 2012 from the comparable prior year period. The decline was due to lower sales from both wired and wireless communication applications with wireless communication applications driving most of the decline.
Net revenues from the Industrial, Aerospace & Defense end market decreased in fiscal 2013 versus the comparable prior year period. The decline in fiscal 2013 was primarily due to decreases in sales from defense and industrial, scientific, and medical applications, which offset the increase in sales from test and measurement applications. Net revenues from the Industrial, Aerospace & Defense end market increased in fiscal 2012 compared to the prior year period. The increase was due to increased sales from defense and industrial, scientific and medical applications, which more than offset lower sales from test and measurement applications.
Net revenues from the Broadcast, Consumer and Automotive end market increased in fiscal 2013 from the comparable prior year period. The increase in fiscal 2013 was due to an increase in sales from audio, video and broadcast, and automotive applications. Net revenues from the Broadcast, Consumer and Automotive end market decreased in fiscal 2012 due primarily to a decline in sales from audio, video and broadcast, consumer, and automotive applications.
Net revenues from the Other end market decreased in fiscal 2013 and 2012 from the comparable prior year periods. The decreases in both periods were due to weaker sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2013	% of Total	% Change	2012	% of Total	% Change	2011
North America	$655.6	30	(4)	$684.4	31	(4)	$710.4
Asia Pacific	753.8	35	1	744.5	33	(12)	843.9
Europe	548.4	25	(7)	589.8	26	(4)	615.3
Japan	210.9	10	(5)	222.0	10	11	199.8
Total net revenues	$2,168.7	100	(3)	$2,240.7	100	(5)	$2,369.4

Net revenues in North America decreased in fiscal 2013 from the comparable prior year period. The decrease was primarily due to weaker sales across most end markets, including Communications & Data Center, Industrial and Aerospace & Defense, and Other. Net revenues in North America decreased in fiscal 2012 from the comparable prior year period. The decrease was primarily due to a decline in sales across most of our end markets with particular weakness coming from the Communications end market due to a decline in sales from wired communications applications.
Net revenues in Asia Pacific increased slightly in fiscal 2013 from the comparable prior year period. The increase in fiscal 2013 was primarily due to an increase in sales from the Communications and Data Center end market, particularly wireless communications applications, and industrial, scientific, and medical, and test and measurement applications. Net revenues in Asia Pacific decreased in fiscal 2012 from the comparable prior year period. The decrease was primarily due to a decline in sales from the Communications end market, with particular weakness coming from wireless communications applications.

Net revenues in Europe decreased in fiscal 2013 compared with the prior year period. The decrease in fiscal 2013 was primarily due to decreased sales from the Communications and Data Center and Automotive end markets. Net revenues in Europe decreased in fiscal 2012 from the comparable prior year period. The decrease was due to lower sales from the Communications end market, with particular weakness coming from wireless communications applications.
Net revenues in Japan decreased in fiscal 2013 compared with the prior year period. The decrease in fiscal 2013 was primarily due to decreased sales in industrial, scientific, and medical, and test and measurement applications. The fiscal 2012 increase in net revenues in Japan, as compared to prior year period, was primarily driven by strength in the Industrial and Other end market, with particular strength coming from test and measurement applications.
Gross Margin

(In millions)	2013	Change	2012	Change	2011
Gross margin	$1,431.4	(2)%	$1,454.7	(6)%	$1,549.9
Percentage of net revenues	66.0%		64.9%		65.4%

Gross margin was 1.1 percentage points higher in fiscal 2013 from the comparable prior year period. The increase in gross margin was driven primarily by the Company’s continued focus on margin expansion and costs reduction across our product portfolio, and was offset, in part, by mix of products. The decrease in the gross margin percentage in fiscal 2012 from the comparable prior year period was driven by lower revenues and costs related to the ramp of New Products, which was partially offset by continuing improvement in product costs. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
Gross margin may be affected in the future due to shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management.
Sales of inventory previously written off were not material during all periods presented.
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

Research and Development

(In millions)	2013	Change	2012	Change	2011
Research and development	$475.5	9%	$435.3	11%	$392.5
Percentage of net revenues	22%		19%		17%

R&D spending increased $40.2 million, or 9%, during fiscal 2013, and $42.8 million, or 11%, during fiscal 2012, compared to the same periods last year. The increases for both periods were primarily attributable to higher employee-related expenses (including stock-based compensation expense), and mask and wafer expenses related to our 28-nm development activities. R&D for fiscal 2013 also included spending for next generation products.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

(In millions)	2013	Change	2012	Change	2011
Selling, general and administrative	$365.7	—%	$365.3	4%	$350.6
Percentage of net revenues	17%		16%		15%
SG&A expenses were relatively flat during fiscal 2013 compared to the same period last year. We incurred higher employee-related expenses (including stock-based compensation expense) in fiscal 2013, but the increase was offset by lower sales commission due to lower revenues. SG&A expenses increased $14.7 million or 4% during fiscal 2012 compared to the same period last year. The increase was primarily due to higher legal expenses related to litigation during the period. See "Note 17. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information.

Amortization of Acquisition-Related Intangibles

(In millions)	2013	Change	2012	Change	2011
Amortization of acquisition-related intangibles	$9.5	26%	$7.6	632%	$1.0
Percentage of net revenues	—%		—%		—%
Amortization expense for fiscal 2013 increased compared to the same period last year. The increase was primarily due to the impact of amortization of intangible assets obtained from acquisitions in the second quarter of fiscal 2013. Amortization expense also increased in fiscal 2012 compared to the same period last year. The increase was related to the intangible assets acquired in the fourth quarter of fiscal 2011 and in the first quarter of fiscal 2012. See "Note 18. Business Combinations" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."
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
During fiscal 2011, we announced restructuring measures designed to realign resources and drive overall operating efficiencies across the Company and recorded total restructuring charges of $10.3 million. These measures impacted 56 positions, or less than 2% of our global workforce, in various geographies and functions worldwide. The reorganization plan was completed by the end of the fourth quarter of fiscal 2011.
The restructuring charges described above have been shown separately as restructuring charges on the consolidated statements of income. There was no remaining accrual as of March 30, 2013 related to these restructurings.
Litigation

On May 18, 2012, the jury in the trial of a patent infringement lawsuit filed by PACT against us concluded its deliberations. The jury found two patents held by PACT were valid and were willfully infringed by us. The jury awarded PACT the sum of $15.4 million as damages and royalties on our past sales. We accrued this award on our consolidated balance sheet during the fourth quarter of fiscal 2012. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. See Item 3. "Legal Proceedings," included in Part I and "Note 17. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."
Stock-Based Compensation

(In millions)	2013	Change	2012	Change	2011
Stock-based compensation included in:
Cost of revenues	$6.4	13%	$5.6	17%	$4.8
Research and development	37.9	17%	32.3	12%	28.8
Selling, general and administrative	33.6	14%	29.5	11%	26.7
	$77.9	15%	$67.4	12%	$60.3
The $10.5 million and $7.1 million increases in stock-based compensation expense for fiscal 2013 and 2012, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we granted lower number of stock options in the current fiscal year.

Interest and Other Expense, Net

(In millions)	2013	Change	2012	Change	2011
Interest and other expense, net	$33.7	10%	$30.7	26%	$24.3
Percentage of net revenues	2%		1%		1%
Our net interest and other expense increased by $3.0 million for fiscal 2013 compared to the same period last year. The increase was primarily due to an impairment of investments in non-marketable equity securities. The increase in net interest and other expense in fiscal 2012 over the prior-year period was primarily due to the interest expense related to the 2.625% Debentures, which were issued in June 2010 and therefore had a partial-year impact in fiscal 2011 and full-year impact in fiscal 2012.
Provision for Income Taxes

(In millions)	2013	Change	2012	Change	2011
Provision for income taxes	$59.5	(11)%	$67.0	(48)%	$129.2
Percentage of net revenues	3%		3%		6%
Effective tax rate	11%		11%		17%

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The effective tax rate remained flat for fiscal 2013 as compared with fiscal 2012.  While both periods included benefits related to the U.S. federal research credit, the credit was larger in fiscal 2013 than fiscal 2012 primarily due to the retroactive reinstatement of the research tax credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.  The income tax provision for fiscal 2013 included five quarters of research tax credit as compared to fiscal 2012 provision which included three quarters.  The net benefits relating to the federal research credit for fiscal 2013 and 2012 were $12.7 million and $9.1 million, respectively.  Both periods also included benefits relating to lapses of statutes of limitation; however, the fiscal 2013 benefit was less than the comparable release in fiscal 2012.  The benefits relating to lapses of statutes of limitation for fiscal 2013 and 2012 were $9.0 million and $15.9 million, respectively.
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
Fiscal 2013 Compared to Fiscal 2012
Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 30, 2013 and March 31, 2012 totaled $3.37 billion and $3.13 billion, respectively. As of March 30, 2013, we had cash, cash equivalents and short-term investments of $1.71 billion and working capital of $1.91 billion. As of March 31, 2012, cash, cash equivalents and short-term investments were $1.92 billion and working capital was $2.11 billion.

During fiscal 2013, our operations generated net positive cash flow of $656.5 million, which was $170.2 million lower than the $826.7 million generated during fiscal 2012. The positive cash flow from operations generated during fiscal 2013 was primarily from net income as adjusted for non-cash related items and increase in income taxes payable. These items were partially offset by increases in accounts receivable and other assets, as well as decreases in deferred income on shipments to distributors and accounts payable.

Net cash used in investing activities was $511.5 million during fiscal 2013, as compared to $960.9 million in fiscal 2012. Net cash used in investing activities during fiscal 2013 consisted of $396.2 million of net purchases of available-for-sale securities, $85.1 million of other investing activities and $30.3 million for purchases of property, plant and equipment (see further discussion below).
Net cash used in financing activities was $310.3 million in fiscal 2013, as compared to $299.4 million in fiscal 2012. Net cash used in financing activities during fiscal 2013 consisted of $230.5 million dividend payments to stockholders and $197.7 million of repurchase of common stocks, which was partially offset by $107.7 million of proceeds from issuance of common stock under employee stock plans and $10.2 million for the excess of the tax benefit from stock-based compensation.
Accounts Receivable
Accounts receivable increased by $14.2 million and days sales outstanding (DSO) increased to 38 days at March 30, 2013 from 35 days at March 31, 2012. The increase was primarily due to timing of shipments and collections.
Inventories
Inventories decreased to $201.3 million as of March 30, 2013 from $204.9 million as of March 31, 2012, but combined inventory days at Xilinx and distribution increased slightly to 108 days at March 30, 2013 from 106 days at March 31, 2012. While we were able to manage our inventory and reduce the balance in terms of absolute dollar at the end of fiscal 2013 from prior year, during fiscal 2013 and 2012 our inventory levels were still relatively higher than historical trends due to our decision to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. The vast majority of these parts are expected to be shipped over the next two years.
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
Property, Plant and Equipment
During fiscal 2013, we invested $30.3 million in property, plant and equipment compared to $70.1 million in fiscal 2012. Primary investments in fiscal 2013 were for equipment and building improvements in order to support our new products development and infrastructures.
Current Liabilities
Current liabilities increased to $386.8 million at the end of fiscal 2013 from $342.8 million at the end of fiscal 2012. The change was primarily due to an increase in the U.S. federal income tax liability which will be paid in the first quarter of fiscal 2014, partially offset by the decrease in deferred income on shipments to distributors.
Stockholders’ Equity
Stockholders’ equity increased $255.6 million during fiscal 2013 from $2.71 billion in fiscal 2012 to $2.96 billion in fiscal 2013. The increase was primarily attributable to $487.5 million in net income for fiscal 2013, $77.9 million of stock-based compensation, $107.7 million of issuance of common stock under employee stock plans and $1.4 million of other comprehensive income. The increase was partially offset by $197.7 million of repurchase of common stocks and $230.5 million of payment of dividends to stockholders.
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
Inventories
Inventories decreased from $264.7 million as of April 2, 2011 to $204.9 million as of March 31, 2012. The combined inventory days at Xilinx and the distribution channel decreased to 106 days as of March 31, 2012, compared to 135 days as of April 2, 2011. The inventory balances for both March 31, 2012 and April 2, 2011 were relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry line.
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
Stockholders’ Equity

Stockholders’ equity increased $293.1 million during fiscal 2012 from $2.41 billion in fiscal 2011 to $2.71 billion in fiscal 2012. The increase in stockholders’ equity was attributable to total comprehensive income of $526.8 million (which included net income of $530.1 million) for fiscal 2012, issuance of common stock under employee stock plans of $108.7 million and stock-based compensation related amounts totaling $77.6 million (including the related tax benefits associated with stock option exercises). The increases were partially offset by the repurchase of common stock of $219.6 million and payment of dividends to stockholders of $200.4 million.

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
We repurchased 6.2 million shares of our common stock for $197.7 million during fiscal 2013. During fiscal 2012, we used $219.6 million of cash to repurchase 7.0 million shares of common stock. During fiscal 2013, we paid $230.5 million in cash dividends to stockholders, representing $0.88 per common share. During fiscal 2012, we paid $200.4 million in cash dividends to stockholders, representing $0.76 per common share. On March 5, 2013, our Board of Directors declared a cash dividend of $0.25 per common share for the first quarter of fiscal 2014. The dividend is payable on June 5, 2013 to stockholders of record on May 15, 2013. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of March 30, 2013, marketable securities measured at fair value using Level 3 inputs were comprised of $28.7 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 1% as of March 30, 2013. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information.
During fiscal 2013, we redeemed $700 thousand of student loan auction rate securities for cash at par value.
Contractual Obligations
The following table summarizes our significant contractual obligations as of March 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of March 30, 2013.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$20.5	$6.3	$6.4	$3.3	$4.5
Inventory and other purchase obligations (2)	96.2	96.2	—	—	—
Electronic design automation software licenses (3)	13.0	10.3	2.7	—	—
Intellectual property license rights obligations (4)	5.0	—	—	—	5.0
2.625% senior convertible debentures-principal and interest (5)	666.3	15.8	31.5	619.0	—
3.125% junior convertible debentures-principal and interest (5)	1,206.9	21.6	43.1	43.1	1,099.1
Total	$2,007.9	$150.2	$83.7	$665.4	$1,108.6

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $3.9 million for fiscal 2013. See "Note 9. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of March 30, 2013, we had $13.0 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

(4)
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)
For purposes of this table we have assumed the principal of our debentures will be paid on maturity dates, which is June 15, 2017 for the 2.625% Debentures and March 15, 2037 for the 3.125% junior convertible debentures. See "Note 13. Convertible Debentures and Revolving Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

As of March 30, 2013, $37.6 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements
As of March 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recent Accounting Pronouncements

See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.18 billion as of March 30, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 30, 2013 and March 31, 2012 would have affected the fair value of our investment portfolio by approximately $51.0 million and $26.0 million, respectively.
Credit Market Risk
Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time the global credit and capital markets experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 4. Financial Instruments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 30, 2013 and March 31, 2012, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	March 30, 2013	March 31, 2012
Singapore Dollar	$70,197	$60,925
Euro	39,865	41,467
Indian Rupee	16,941	18,943
British Pound	11,602	14,250
Japanese Yen	10,891	11,076
	$149,496	$146,661

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2013 and February 2015. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 30, 2013 and March 31, 2012 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 30, 2013 and March 31, 2012 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 30, 2013	March 31, 2012	April 2, 2011
Net revenues	$2,168,652	$2,240,736	$2,369,445
Cost of revenues	737,206	786,078	819,558
Gross margin	1,431,446	1,454,658	1,549,887
Operating expenses:
Research and development	475,522	435,276	392,482
Selling, general and administrative	365,684	365,272	350,626
Amortization of acquisition-related intangibles	9,508	7,568	1,034
Restructuring charges	—	3,369	10,346
Litigation	—	15,400	—
Total operating expenses	850,714	826,885	754,488
Operating income	580,732	627,773	795,399
Interest and other expense, net	33,726	30,722	24,319
Income before income taxes	547,006	597,051	771,080
Provision for income taxes	59,470	66,972	129,205
Net income	$487,536	$530,079	$641,875
Net income per common share:
Basic	$1.86	$2.01	$2.43
Diluted	$1.79	$1.95	$2.39
Shares used in per share calculations:
Basic	261,652	263,783	264,094
Diluted	272,573	272,157	268,061

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Net income	$487,536	$530,079	$641,875
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale securities	3,343	7,159	5,975
Reclassification adjustment for gains on available-for-sale securities	(1,740)	(1,062)	(2,438)
Net change in unrealized gains (losses) on hedging transactions	1,733	(8,324)	6,776
Cumulative translation adjustment	(1,940)	(1,026)	1,425
Other comprehensive income (loss)	1,396	(3,253)	11,738
Total comprehensive income	$488,932	$526,826	$653,613

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 30, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$623,558	$788,822
Short-term investments	1,091,187	1,128,805
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,425 and $3,446 in 2013 and 2012, respectively	229,175	214,965
Inventories	201,250	204,866
Deferred tax assets	60,709	64,822
Prepaid expenses and other current assets	91,760	48,029
Total current assets	2,297,639	2,450,309
Property, plant and equipment, at cost:
Land	93,701	94,260
Buildings	303,958	314,455
Machinery and equipment	340,402	332,232
Furniture and fixtures	46,735	47,475
	784,796	788,422
Accumulated depreciation and amortization	(419,109)	(393,440)
Net property, plant and equipment	365,687	394,982
Long-term investments	1,651,033	1,209,228
Goodwill	158,990	149,538
Acquisition-related intangibles, net	36,054	36,332
Other assets	220,048	223,733
Total Assets	$4,729,451	$4,464,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,766	$78,613
Accrued payroll and related liabilities	124,195	121,309
Income taxes payable	60,632	—
Deferred income on shipments to distributors	53,358	67,002
Other accrued liabilities	75,837	75,852
Total current liabilities	386,788	342,776
Convertible debentures	922,666	906,569
Deferred tax liabilities	415,442	463,045
Long-term income taxes payable	37,579	14,479
Other long-term liabilities	3,680	29,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 263,649 and 263,612 shares issued and outstanding in 2013 and 2012, respectively	2,636	2,636
Additional paid-in capital	1,276,278	1,195,458
Retained earnings	1,675,722	1,502,327
Accumulated other comprehensive income	8,660	7,264
Total stockholders’ equity	2,963,296	2,707,685
Total Liabilities and Stockholders’ Equity	$4,729,451	$4,464,122

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$487,536	$530,079	$641,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,327	55,658	50,361
Amortization	17,233	16,690	8,531
Stock-based compensation	77,862	67,418	60,258
Net gain on sale of available-for-sale securities	(2,815)	(2,515)	(3,821)
Amortization of debt discount on convertible debentures	15,880	15,545	13,921
Provision (benefit) for deferred income taxes	(44,100)	79,326	109,561
Tax benefit from stock-based compensation	8,984	9,917	4,861
Excess tax benefit from stock-based compensation	(10,156)	(11,957)	(7,406)
Others	2,779	44	5,791
Changes in assets and liabilities:
Accounts receivable, net	(14,210)	71,499	(23,699)
Inventories	3,889	60,121	(133,724)
Prepaid expenses and other current assets	5,000	(7,401)	(4,854)
Other assets	(13,932)	1,427	(841)
Accounts payable	(5,846)	(20,640)	2,833
Accrued liabilities (including restructuring activities)	(2,319)	14,198	(3,496)
Income taxes payable	88,069	(19,909)	(15,630)
Deferred income on shipments to distributors	(13,644)	(32,761)	19,631
Net cash provided by operating activities	656,537	826,739	724,152
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,910,398)	(4,333,508)	(2,578,393)
Proceeds from sale and maturity of available-for-sale securities	3,514,224	3,481,501	2,052,016
Purchases of property, plant and equipment	(30,265)	(70,071)	(64,979)
Other investing activities	(85,076)	(38,819)	(34,085)
Net cash used in investing activities	(511,515)	(960,897)	(625,441)
Cash flows from financing activities:
Repurchases of common stock	(197,689)	(219,638)	(468,943)
Proceeds from issuance of common stock through various stock plans, net	107,716	108,663	170,353
Payment of dividends to stockholders	(230,469)	(200,361)	(169,072)
Proceeds from issuance of convertible debts, net of issuance costs	—	—	587,644
Purchase of call options	—	—	(112,319)
Proceeds from issuance of warrants	—	—	46,908
Proceeds from sale of interest rate swaps	—	—	30,214
Excess tax benefit from stock-based compensation	10,156	11,957	7,406
Net cash provided by (used in) financing activities	(310,286)	(299,379)	92,191
Net increase (decrease) in cash and cash equivalents	(165,264)	(433,537)	190,902
Cash and cash equivalents at beginning of period	788,822	1,222,359	1,031,457
Cash and cash equivalents at end of period	$623,558	$788,822	$1,222,359
Supplemental disclosure of cash flow information:
Interest paid	$37,301	$37,301	$29,827
Income taxes paid (refunded), net	$6,975	$(2,447)	$30,561
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding
(In thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as of April 3, 2010	273,487	$2,735	$1,102,411	$1,016,545	$(1,221)	$2,120,470
Components of comprehensive income:
Net income	—	—	—	641,875	—	641,875
Other comprehensive income	—	—	—	—	11,738	11,738
Total comprehensive income						653,613
Issuance of common shares under employee stock plans	8,870	89	170,264	—	—	170,353
Repurchase and retirement of common stock	(17,755)	(178)	(217,461)	(251,304)	—	(468,943)
Stock-based compensation expense	—	—	60,258	—	—	60,258
Stock-based compensation capitalized in inventory	—	—	394	—	—	394
Equity component of 2.625% Debentures, net	—	—	108,094	—	—	108,094
Purchase of call options	—	—	(112,319)	—	—	(112,319)
Issuance of warrants	—	—	46,908	—	—	46,908
Cash dividends declared ($0.64 per common share)	—	—	—	(169,072)	—	(169,072)
Tax benefit from stock-based compensation	—	—	4,861	—	—	4,861
Balance as of April 2, 2011	264,602	2,646	1,163,410	1,238,044	10,517	2,414,617
Components of comprehensive income:
Net income	—	—	—	530,079	—	530,079
Other comprehensive income	—	—	—	—	(3,253)	(3,253)
Total comprehensive income						526,826
Issuance of common shares under employee stock plans	6,040	61	108,602	—	—	108,663
Repurchase and retirement of common stock	(7,030)	(71)	(154,132)	(65,435)	—	(219,638)
Stock-based compensation expense	—	—	67,418	—	—	67,418
Stock-based compensation capitalized in inventory	—	—	242	—	—	242
Cash dividends declared ($0.76 per common share)	—	—	—	(200,361)	—	(200,361)
Tax benefit from stock-based compensation	—	—	9,918	—	—	9,918
Balance as of March 31, 2012	263,612	2,636	1,195,458	1,502,327	7,264	2,707,685
Components of comprehensive income:
Net income	—	—	—	487,536	—	487,536
Other comprehensive income	—	—	—	—	1,396	1,396
Total comprehensive income						488,932
Issuance of common shares under employee stock plans	6,191	61	107,655	—	—	107,716
Repurchase and retirement of common stock	(6,154)	(61)	(113,956)	(83,672)	—	(197,689)
Stock-based compensation expense	—	—	77,862	—	—	77,862
Stock-based compensation capitalized in inventory	—	—	275	—	—	275
Cash dividends declared ($0.88 per common share)	—	—	—	(230,469)	—	(230,469)
Tax benefit from stock-based compensation	—	—	8,984	—	—	8,984
Balance as of March 30, 2013	263,649	$2,636	$1,276,278	$1,675,722	$8,660	$2,963,296
See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets programmable devices and associated technologies, including advanced ICs in the form of PLDs, software design tools and predefined system functions delivered as IP. In addition to its programmable platforms, the Company provides design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained primarily from independent wafer manufacturers located in Taiwan and Korea. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan.

Note 2.	Summary of Significant Accounting Policies and Concentrations of Risk
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2013, 2012 and 2011 were 52-week years ended on March 30, 2013, March 31, 2012 and April 2, 2011, respectively. Fiscal 2014 will be a 52-week year ending on March 29, 2014.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, long-lived assets including acquisition-related intangible assets and goodwill, inventory write-downs, allowances for doubtful accounts, customer returns, deferred tax assets, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
Reclassification
Reclassifications were made to consolidate certain accounts on the prior year consolidated statements of income (within "Interest and other expense, net") and cash flows (within "Adjustments to reconcile net income to net cash provided by operating activities") to conform to the current year presentation. There was no impact to net income or net cash provided by operating activities in those prior-year periods.
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of commercial paper, U.S. and foreign government and agency securities, money market funds, and bank certificates of deposit. Short-term investments consist of U.S. and foreign government and agency securities, commercial paper, bank certificates of deposit, corporate bonds, municipal bonds and mortgage-backed securities with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of mortgage-backed securities, corporate bonds, U.S. government and agency securities, a debt mutual fund, and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 30, 2013 and March 31, 2012, long-term investments also included approximately $28.7 million and $28.9 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.
The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds, U.S. and foreign government and agency securities and a debt mutual fund. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The

Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.
Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 30, 2013 or March 31, 2012. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other expense, net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.
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
Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 30, 2013	March 31, 2012
Raw materials	$12,484	$11,707
Work-in-process	165,034	164,438
Finished goods	23,732	28,721
	$201,250	$204,866
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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $56.3 million, $55.7 million and $50.4 million for fiscal 2013, 2012 and 2011, respectively.
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
Goodwill
Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2013, there was no impairment of goodwill in fiscal 2013. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2014. To date, no impairment indicators have been identified.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2013, approximately 58% of the Company’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of March 30, 2013, the Company had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. As of March 31, 2012, the Company had $90.0 million of deferred revenue and $23.0 million of deferred cost of revenues recognized as a net $67.0 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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
Derivative Financial Instruments
To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company’s ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency or commodity price fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. See "Note 5. Derivative Financial Instruments" for detailed information about the Company’s derivative financial instruments.
Research and Development Expenses
Research and development costs are current period expenses and charged to expense as incurred.

Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in "Note 6. Stock-Based Compensation Plans." The authoritative guidance of accounting for share-based payment requires the Company to measure the cost of all employee equity awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (over the vesting period of the award). In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The authoritative guidance of accounting for share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s employee stock purchase plan is deemed a compensatory plan under the authoritative guidance of accounting for share-based payment. Accordingly, the employee stock purchase plan is included in the computation of stock-based compensation expense.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2013 and 2012, the accrual balance of the product warranty liability was immaterial.

The Company offers, subject to certain terms and conditions, to indemnify customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure.  To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products.  The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.
Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of March 30, 2013 and March 31, 2012, Avnet accounted for 64% and 67% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 46%, 48% and 51% of the Company’s worldwide net revenues in fiscal 2013, 2012 and 2011, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for any of the periods presented.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 87% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of March 30, 2013, approximately 36% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
The global credit and capital markets have continued to experience adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities, and have experienced volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that the Company may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. See "Note 4. Financial Instruments" for a table of the Company’s available-for-sale securities.
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
Recent Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted the authoritative guidance, established by the FASB, to increase the prominence of items reported in other comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present its comprehensive income in a separate but consecutive statement. This guidance does not affect the underlying accounting for components of other comprehensive income.

In February 2013, the FASB issued the authoritative guidance that sets requirements for presentation for significant items reclassified out of the accumulated other comprehensive income to net income in their entirety during the period, and for items not reclassified to net income in their entirety during the period. The guidance will be effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, which for the Company is its first quarter of fiscal 2014. This guidance does not affect the underlying accounting for components of other comprehensive income.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2013 and the Company did not adjust or override any fair value measurements as of March 30, 2013.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and March 31, 2012:

	March 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$108,311	$—	$—	$108,311
Bank certificates of deposit	—	79,995	—	79,995
Commercial paper	—	208,667	—	208,667
U.S. government and agency securities	95,039	—	—	95,039
Foreign government and agency securities	—	54,989	—	54,989
Short-term investments:
Bank certificates of deposit	—	44,992	—	44,992
Commercial paper	—	294,883	—	294,883
Corporate bonds	—	40,728	—	40,728
Municipal bonds	—	3,706	—	3,706
U.S. government and agency securities	416,887	75,011	—	491,898
Foreign government and agency securities	—	214,912	—	214,912
Mortgage-backed securities	—	68	—	68
Long-term investments:
Corporate bonds	—	235,275	—	235,275
Auction rate securities	—	—	28,700	28,700
Municipal bonds	—	21,234	—	21,234
U.S. government and agency securities	55,142	55,143	—	110,285
Mortgage-backed securities	—	1,192,612	—	1,192,612
Debt mutual fund	—	62,927	—	62,927
Total assets measured at fair value	$675,379	$2,585,142	$28,700	$3,289,221
Liabilities
Derivative financial instruments, net	$—	$1,615	$—	$1,615
Convertible debentures — embedded derivative	—	—	1,090	1,090
Total liabilities measured at fair value	$—	$1,615	$1,090	$2,705
Net assets measured at fair value	$675,379	$2,583,527	$27,610	$3,286,516

	March 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$232,017	$—	$—	$232,017
Bank certificates of deposit	—	29,994	—	29,994
Commercial paper	—	233,980	—	233,980
U.S. government and agency securities	75,036	84,985	—	160,021
Foreign government and agency securities	—	68,993	—	68,993
Short-term investments:
Bank certificates of deposit	—	129,978	—	129,978
Commercial paper	—	360,887	—	360,887
Corporate bonds	—	14,257	—	14,257
U.S. government and agency securities	322,763	119,931	—	442,694
Foreign government and agency securities	—	180,958	—	180,958
Mortgage-backed securities	—	31	—	31
Long-term investments:
Corporate bonds	—	175,415	—	175,415
Auction rate securities	—	—	28,929	28,929
Municipal bonds	—	26,160	—	26,160
U.S. government and agency securities	17,539	48,659	—	66,198
Mortgage-backed securities	—	892,745	—	892,745
Debt mutual fund	—	19,781	—	19,781
Total assets measured at fair value	$647,355	$2,386,754	$28,929	$3,063,038
Liabilities
Derivative financial instruments, net	$—	$3,070	$—	$3,070
Convertible debentures — embedded derivative	—	—	931	931
Total liabilities measured at fair value	$—	$3,070	$931	$4,001
Net assets measured at fair value	$647,355	$2,383,684	$27,998	$3,059,037

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended
(In thousands)	March 30, 2013	March 31, 2012
Balance as of beginning of period	$27,998	$34,005
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(159)	14
Included in other comprehensive income (loss)	471	(371)
Sales and settlements, net (1)	(700)	(5,650)
Balance as of end of period	$27,610	$27,998

(1)	During fiscal 2013 and 2012, the Company redeemed $700 thousand and $5.7 million of student loan auction rate securities, respectively, for cash at par value.
The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held as of the end of the period are summarized as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Included in interest and other expense, net	$(159)	$14	$(97)
As of March 30, 2013, marketable securities measured at fair value using Level 3 inputs were comprised of $28.7 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of eight years (given the collateral composition of the securities) and the discount rates ranging from 2.44% to 3.16% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company’s student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Debentures and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2.625% and 3.125% Debentures as of March 30, 2013 were approximately $854.0 million and $918.9 million, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 4.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 30, 2013				March 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$108,311	$—	$—	$108,311	$232,017	$—	$—	$232,017
Bank certificates of deposit	124,987	—	—	124,987	159,972	—	—	159,972
Commercial paper	503,550	—	—	503,550	594,867	1	(1)	594,867
Corporate bonds	270,945	5,193	(135)	276,003	186,455	3,401	(184)	189,672
Auction rate securities	31,900	—	(3,200)	28,700	32,600	—	(3,671)	28,929
Municipal bonds	24,496	514	(70)	24,940	25,454	734	(28)	26,160
U.S. government and
agency securities	696,836	431	(45)	697,222	668,702	360	(149)	668,913
Foreign government and
agency securities	269,901	—	—	269,901	249,951	—	—	249,951
Mortgage-backed securities	1,180,156	17,601	(5,077)	1,192,680	878,842	15,094	(1,160)	892,776
Debt mutual fund	61,350	1,577	—	62,927	20,000	—	(219)	19,781
	$3,272,432	$25,316	$(8,527)	$3,289,221	$3,048,860	$19,590	$(5,412)	$3,063,038
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 30, 2013 and March 31, 2012:

	March 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$27,114	$(135)	$—	$—	$27,114	$(135)
Auction rate securities	—	—	28,701	(3,200)	28,701	(3,200)
Municipal bonds	8,927	(70)	60	—	8,987	(70)
U.S. government and
agency securities	388,696	(45)	—	—	388,696	(45)
Mortgage-backed securities	367,561	(4,930)	11,029	(147)	378,590	(5,077)
	$792,298	$(5,180)	$39,790	$(3,347)	$832,088	$(8,527)

	March 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$79,994	$(1)	$—	$—	$79,994	$(1)
Corporate bonds	21,111	(184)	—	—	21,111	(184)
Auction rate securities	—	—	28,929	(3,671)	28,929	(3,671)
Municipal bonds	2,173	(24)	366	(4)	2,539	(28)
U.S. government and
agency securities	460,735	(149)	—	—	460,735	(149)
Mortgage-backed securities	147,726	(1,040)	15,923	(120)	163,649	(1,160)
Debt mutual fund	19,781	(219)	—	—	19,781	(219)
	$731,520	$(1,617)	$45,218	$(3,795)	$776,738	$(5,412)

The gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past four years.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 30, 2013 and March 31, 2012 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 30, 2013 and March 31, 2012. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	March 30, 2013
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,529,686	$1,529,877
Due after one year through five years	360,441	366,073
Due after five years through ten years	252,596	257,409
Due after ten years	960,048	964,624
	$3,102,771	$3,117,983
Certain information related to available-for-sale securities is as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Gross realized gains on sale of available-for-sale securities	$3,488	$2,916	$5,169
Gross realized losses on sale of available-for-sale securities	(673)	(401)	(1,348)
Net realized gains on sale of available-for-sale securities	$2,815	$2,515	$3,821
Amortization of premiums on available-for-sale securities	$25,123	$13,302	$7,650

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments
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
As of March 30, 2013 and March 31, 2012, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 30, 2013	March 31, 2012
Singapore Dollar	$70,197	$60,925
Euro	39,865	41,467
Indian Rupee	16,941	18,943
British Pound	11,602	14,250
Japanese Yen	10,891	11,076
	$149,496	$146,661

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between April 2013 and February 2015. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of March 30, 2013, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 30, 2013 that is expected to be reclassified into earnings within the next twelve months was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 3. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.1 million and $931 thousand as of March 30, 2013 and March 31, 2012, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s consolidated statements of income.
The Company had the following derivative instruments as of March 30, 2013 and March 31, 2012, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 30, 2013	Prepaid expenses and other current assets	$1,179	Other accrued liabilities	$2,794
March 31, 2012	Prepaid expenses and other current assets	$203	Other accrued liabilities	$3,273

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2013 and 2012:

	Foreign Exchange Contracts
(In thousands)	2013	2012
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$1,734	$(8,324)

Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$(2,793)	$4,659

Amount of losses recorded (ineffective portion) *	$(5)	$(5)

*	Recorded in Interest and Other Expense location within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Stock-based compensation included in:
Cost of revenues	$6,356	$5,630	$4,825
Research and development	37,937	32,310	28,780
Selling, general and administrative	33,569	29,478	26,653
Stock-based compensation effect on income before taxes	77,862	67,418	60,258
Income tax effect	(22,137)	(19,214)	(18,561)
Net stock-based compensation effect on net income	$55,725	$48,204	$41,697
In accordance with the authoritative guidance on accounting for share-based payments, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The actual forfeiture adjustment in fiscal 2013, 2012 and 2011 reduced stock-based compensation by $2.6 million, $3.7 million and $5.1 million, respectively.
As of March 30, 2013 and March 31, 2012, the ending inventory balances included $2.0 million and $1.7 million of capitalized stock-based compensation, respectively. The net stock-based compensation capitalized to, or released from, inventory during fiscal 2013 and 2012 were immaterial. During fiscal 2013, 2012 and 2011, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $32.6 million, $31.2 million and $25.6 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair value per share of stock options granted during fiscal 2013, 2012, and 2011 were $6.15, $7.63 and $6.80, respectively. The weighted-average fair value per share of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2013, 2012 and 2011 were $8.61, $9.42 and $8.25, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Expected life of options (years)	4.9	5.1	5.1	1.3	1.3	1.3
Expected stock price volatility	28%	31%	35%	26%	29%	31%
Risk-free interest rate	0.7%	1.1%	1.8%	0.2%	0.2%	0.3%
Dividend yield	2.6%	2.4%	2.5%	2.7%	2.4%	2.3%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2013, 2012 and 2011 were $31.58, $33.69 and $25.14, respectively. The weighted average fair value of RSUs granted in fiscal 2013, 2012 and 2011 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.4%	0.7%	1.0%
Dividend yield	2.7%	2.2%	2.5%
Options outstanding that have vested and are expected to vest in future periods as of March 30, 2013 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e., exercisable)	11,639	$28.07	2.37	$122,051
Expected to vest	1,046	$27.46	4.55	$11,228
Total vested and expected to vest	12,685	$28.02	2.55	$133,279

Total outstanding	12,753	$28.01	2.56	$134,136

(1)	These amounts represent the difference between the exercise price and $38.17, the closing price per share of Xilinx’s stock on March 30, 2013, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $7.7 million completed vesting during fiscal 2013. As of March 30, 2013, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan were $7.6 million and $6.9 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 1.6 years and 0.5 years, respectively.

Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 28.7 million shares as of March 30, 2013, including 16.0 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
April 3, 2010	12,322
Additional shares reserved	4,500
Stocks options granted	(2,345)
Stock options cancelled	365
RSUs granted	(2,043)
RSUs cancelled	365
April 2, 2011	13,164
Additional shares reserved	4,500
Stocks options granted	(207)
Stock options cancelled	70
RSUs granted	(2,977)
RSUs cancelled	358
March 31, 2012	14,908
Additional shares reserved	3,500
Stocks options granted	(92)
Stock options cancelled	209
RSUs granted	(3,018)
RSUs cancelled	483
March 30, 2013	15,990
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 3, 2010	31,026	$30.51
Granted	2,345	$26.36
Exercised	(5,704)	$25.42
Forfeited/cancelled/expired	(2,698)	$50.69
April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Options exercisable at:
March 30, 2013	11,639	$28.07
March 31, 2012	15,349	$28.78

The total pre-tax intrinsic value of options exercised during fiscal 2013 and 2012 was $38.9 million and $35.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.
The following information relates to options outstanding and exercisable under the Option Plans as of March 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual Term	Price Per	Options	Price Per
Range of Exercise Prices	Outstanding	(Years)	Share	Exercisable	Share
$15.95 - $19.79	169	2.93	$18.19	167	$18.18
$20.14 - $29.93	9,134	2.91	$24.29	8,336	$24.24
$30.04 - $38.51	1,209	2.76	$34.89	895	$35.27
$40.11 - $41.81	2,241	1.01	$40.19	2,241	$40.19
	12,753	2.56	$28.01	11,639	$28.07
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (1)
April 3, 2010	3,652	$21.70
Granted	2,043	$25.14
Vested (2)	(1,192)	$22.23
Cancelled	(288)	$21.99
April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested (2)	(1,543)	$23.11
Cancelled	(410)	$25.18
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested (2)	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83	2.53	$228,883

Expected to vest as of March 30, 2013	5,475	$30.92	2.50	$208,967

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on March 30, 2013 of $38.17, multiplied by the number of RSUs outstanding or expected to vest as of March 30, 2013.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $48.0 million were vested during fiscal 2013. As of March 30, 2013, total unrecognized stock-based compensation costs related to non-vested RSUs was $146.1 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
Under the Company’s ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 78% of all eligible employees participate in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.3 million shares for $34.5 million in fiscal 2013, 1.2 million shares for $33.1 million in fiscal 2012, and 2.3 million shares for $33.3 million in fiscal 2011. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2014. As of March 30, 2013, 8.9 million shares were available for future issuance out of the 48.5 million shares authorized.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	2013	2012
Accrued payroll and related liabilities:
Accrued compensation	$66,967	$69,640
Deferred compensation plan liability	50,412	45,137
Other	6,816	6,532
	$124,195	$121,309

Other accrued liabilities:
Litigation	$15,400	$—
Affordable housing credit investments	14,404	25,730
Unsettled purchase of available-for-sale securities	11,214	4,092
Sales tax payables	9,217	8,663
Convertible debts interest payable	5,757	5,757
Accrued distributor price adjustment	211	10,034
Contingent consideration related to business combinations	—	5,636
Other	19,634	15,940
	$75,837	$75,852

Note 8.	Restructuring Charges

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

Fiscal	(In thousands)
2014	$6,327
2015	4,114
2016	2,278
2017	1,848
2018	1,440
Thereafter	4,482
Total	$20,489
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.4 million as of March 30, 2013. Rent expense, net of rental income, under all operating leases was $3.9 million for fiscal 2013, $3.1 million for fiscal 2012, and $4.9 million for fiscal 2011. Rental income was not material for fiscal 2013, 2012 or 2011.
Other commitments as of March 30, 2013 totaled $96.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 30, 2013, the Company also had $13.0 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 10.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.

The total shares used in the denominator of the diluted net income per common share calculation includes 6.8 million, 3.9 million and 346 thousand potentially dilutive common equivalent shares outstanding for fiscal 2013, 2012 and 2011, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures. See "Note 13. Convertible Debentures and Revolving Credit Facility".

Additionally, the total shares used in the denominator of the diluted net income per common share calculation includes 4.1 million, 4.5 million, and 3.6 million potentially dilutive common equivalent shares outstanding for fiscal 2013, 2012 and 2011, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of our equity incentive plans.
Outstanding stock options, RSUs and warrants (see "Note 13. Convertible Debentures and Revolving Credit Facility" for more discussion of warrants) to purchase approximately 27.9 million, 30.6 million, and 32.7 million shares, for fiscal 2013, fiscal 2012, and fiscal 2011 respectively, under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
To hedge against potential dilution upon conversion of the 2.625% Debentures, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.0 million shares of its common stock at $29.97 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2.625% Debentures and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 11.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Interest income	$25,574	$23,697	$18,427
Interest expense	(55,069)	(54,576)	(44,715)
Other income (expense), net	(4,231)	157	1,969
	$(33,726)	$(30,722)	$(24,319)

Note 12.	Accumulated Other Comprehensive Income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive income are as follows:

(In thousands)	2013	2012
Accumulated unrealized gains on available-for-sale securities, net of tax	$10,519	$8,916
Accumulated unrealized losses on hedging transactions, net of tax	(1,368)	(3,101)
Accumulated cumulative translation adjustment	(491)	1,449
Accumulated other comprehensive income	$8,660	$7,264

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 13.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of March 30, 2013, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below. The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.3681 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $29.97 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	2013	2012
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(64,767)	(80,311)
Hedge accounting adjustment – sale of interest rate swap	18,716	23,208
Net carrying value of the 2.625% Debentures	$553,949	$542,897

Equity component – net carrying value	$105,620	$105,620
The remaining unamortized debt discount, net of hedge accounting adjustment from sale of interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2.625% Debentures. As of March 30, 2013, the remaining term of the 2.625% Debentures is 4.2 years.

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Contractual coupon interest	$15,750	$15,750	$12,863
Amortization of debt issuance costs	1,448	1,448	1,207
Amortization of debt discount, net	11,052	11,052	9,739
Total interest expense related to the 2.625% Debentures	$28,250	$28,250	$23,809
The Company may not redeem the 2.625% Debentures prior to maturity. However, holders of the 2.625% Debentures may convert their 2.625% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. The Company will adjust the conversion rate for holders who elect to convert their 2.625% Debentures in connection with the occurrence of certain specified corporate events, as defined in the indenture. In addition, holders who convert their 2.625% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 2.625% Debentures may require Xilinx to purchase all or a portion of their 2.625% Debentures at a purchase price equal to 100% of the principal amount of the 2.625% Debentures, plus accrued and unpaid interest, if any. As of March 30, 2013, none of the conditions allowing holders of the 2.625% Debentures to convert had been met.
Upon conversion, the Company would pay the holders of the 2.625% Debentures cash up to the aggregate principal amount of the 2.625% Debentures. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 2.625% Debentures, as that portion of the debt liability will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
To hedge against potential dilution upon conversion of the 2.625% Debentures, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.0 million shares of its common stock at $29.97 per share. The Company paid an aggregate of $112.3 million to purchase these call options. The call options will terminate upon the earlier of the maturity of the 2.625% Debentures or the last day any of the 2.625% Debentures remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.0 million shares of the Company’s common stock at $42.46 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017. The Company received an aggregate of $46.9 million from the sale of these warrants.
3.125% Junior Subordinated Convertible Debentures
As of March 30, 2013, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries. The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.9021 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.50 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures, but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	2013	2012
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(320,620)	(325,448)
Unamortized discount of embedded derivative from date of issuance	(1,388)	(1,446)
Carrying value of liability component – 3.125% Debentures	367,627	362,741
Carrying value of embedded derivative component	1,090	931
Net carrying value of the 3.125% Debentures	$368,717	$363,672
Equity component – net carrying value	$229,513	$229,513

The remaining debt discount is being amortized as additional non-cash interest expense over the expected remaining life of the debentures using the effective interest rate of 7.20%. As of March 30, 2013, the remaining term of the debentures is 24 years.

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the consolidated statements of income, and was recognized as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Contractual coupon interest	$21,551	$21,551	$21,551
Amortization of debt issuance costs	223	223	223
Amortization of embedded derivative	58	58	58
Amortization of debt discount	4,828	4,493	4,182
Fair value adjustment of embedded derivative	159	(14)	97
Total interest expense related to the 3.125% Debentures	$26,819	$26,311	$26,111
On or after March 15, 2014, the Company may redeem all or part of the remaining 3.125% Debentures outstanding for the principal amount plus any accrued and unpaid interest, if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption. Upon conversion, the Company would pay the holders of the 3.125% Debentures cash value of the applicable number of shares of Xilinx common stock, up to the principal amount of the 3.125% Debentures. If the conversion value exceeds the aggregate principal amount, the Company may also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 3.125% Debentures, as that portion of the debt instrument will deem to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
Holders of the 3.125% Debentures may convert their 3.125% Debentures only upon the occurrence of certain events in the future, as outlined in the indenture. In addition, holders who convert their 3.125% Debentures in connection with a fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Furthermore, in the event of a fundamental change, the holders of the 3.125% Debentures may require Xilinx to purchase all or a portion of their 3.125% Debentures at a purchase price equal to 100% of the principal amount of 3.125% Debentures, plus accrued and unpaid interest, if any. As of March 30, 2013, none of the conditions allowing holders of the 3.125% Debentures to convert had been met.
The Company concluded that the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives, and should be bundled as a compound embedded derivative under the authoritative guidance for derivatives instruments and hedging activities issued by the FASB. The fair value of the derivative was accounted for as a discount on the 3.125% Debentures and will continue to be amortized to interest expense over the remaining term of the 3.125% Debentures. Any change in fair value of this embedded derivative will be included in interest and other income (expense), net on the Company’s consolidated statements of income. The Company also concluded that the 3.125% Debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. In addition, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument. Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 30, 2013, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 14. Stockholders’ Equity
Preferred Stock
The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 30, 2013 and March 31, 2012, no preferred shares were issued or outstanding.
Common Stock and Debentures Repurchase Programs
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In June 2010, the Board authorized the repurchase of up to $500.0 million of common stock (2010 Repurchase Program). In August 2012, the Board authorized the repurchase of an additional $750.0 million of the Company’s common stock and debentures (2012 Repurchase Program). The shares authorized for purchase under the 2012 Repurchase Program are in addition to the shares that were purchased under the 2010 Repurchase Program. The 2010 and the 2012 Repurchase Programs have no stated expiration date.
Through March 30, 2013, the Company had used all of the $500.0 million authorized under the 2010 Repurchase Program, and $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 30, 2013 and March 31, 2012.

During fiscal 2013, the Company repurchased 6.2 million shares of common stock in the open market for a total of $197.7 million. During fiscal 2012, the Company repurchased 7.0 million shares of common stock in the open market for a total of $219.6 million.

Note 15.	Income Taxes
The provision for income taxes consists of the following:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Federal:
Current	$97,108	$(17,333)	$14,172
Deferred	(45,465)	74,911	95,660
	51,643	57,578	109,832
State:
Current	1,007	(2,999)	2,365
Deferred	1,742	6,591	13,240
	2,749	3,592	15,605
Foreign:
Current	5,455	7,978	3,107
Deferred	(377)	(2,176)	661
	5,078	5,802	3,768
Total	$59,470	$66,972	$129,205

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Domestic	$45,617	$74,959	$161,784
Foreign	501,389	522,092	609,296
Income before income taxes	$547,006	$597,051	$771,080
The tax benefits associated with stock-based compensation recorded in additional paid-in capital were $9.0 million, $9.9 million and $4.9 million, for fiscal 2013, 2012 and 2011, respectively.
As of March 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $20.6 million. If unused, these carryforwards will expire in 2014 through 2030. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had state research tax credit carryforwards of approximately $128.2 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The state credit carryforwards include $39.0 million that is not likely to be recovered and has been reduced by a valuation allowance.
Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no U.S. taxes have been provided, are approximately $1.99 billion as of March 30, 2013. The residual U.S. tax liability, if such amounts were remitted, would be approximately $656.7 million.
The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Income before provision for taxes	$547,006	$597,051	$771,080
Federal statutory tax rate	35%	35%	35%
Computed expected tax	191,452	208,968	269,878
State taxes, net of federal benefit	1,787	2,162	10,317
Foreign earnings at lower tax rates	(107,730)	(117,013)	(131,261)
Tax credits	(26,305)	(29,633)	(17,431)
Other	266	2,488	(2,298)
Provision for income taxes	$59,470	$66,972	$129,205
The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefits of Pioneer Status in Singapore for fiscal 2013, fiscal 2012 and fiscal 2011 were approximately $41.0 million ($0.15 per diluted share), $43.5 million ($0.16 per diluted share), and $54.8 million ($0.21 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of March 30, 2013 and March 31, 2012:

(In thousands)	2013	2012
Deferred tax assets:
Stock-based compensation	$28,334	$29,451
Deferred income on shipments to distributors	10,299	10,493
Accrued expenses	35,601	39,942
Tax loss carryforwards	3,928	3,856
Tax credit carryforwards	96,327	97,104
Intangible and fixed assets	12,409	4,115
Strategic and equity investments	7,781	7,313
Deferred compensation plan	19,375	17,423
Other	2,827	4,132
Subtotal	216,881	213,829
Valuation allowance	(40,065)	(28,963)
Total deferred tax assets	176,816	184,866
Deferred tax liabilities:
Unremitted foreign earnings	(244,892)	(308,017)
State income taxes	(16,793)	(17,343)
Convertible debt	(205,075)	(192,397)
Other	(8,461)	(8,605)
Total deferred tax liabilities	(475,221)	(526,362)
Total net deferred tax liabilities	$(298,405)	$(341,496)
Long-term deferred tax assets of $56.4 million and $56.7 million as of March 30, 2013 and March 31, 2012, respectively, were included in other assets on the consolidated balance sheet.
As of March 30, 2013, gross deferred tax assets were offset by valuation allowances of $40.1 million, which were associated with state tax credit carryforwards and foreign net operating loss carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2013 and 2012 were as follows:

(In thousands)	2013	2012
Balance as of beginning of fiscal year	$65,038	$79,690
Increases in tax positions for prior years	2,208	56
Decreases in tax positions for prior years	(4,281)	(653)
Increases in tax positions for current year	17,660	3,768
Settlements	(44)	(39)
Lapses in statutes of limitation	(10,624)	(17,784)
Balance as of end of fiscal year	$69,957	$65,038
If the remaining balance of $70.0 million and $65.0 million of unrecognized tax benefits as of March 30, 2013 and March 31, 2012, respectively, were realized in a future period, it would result in a tax benefit of $32.3 million and $41.7 million, respectively, thereby reducing the effective tax rate.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balances of accrued interest and penalties recorded in the consolidated balance sheets and the amounts of interest and penalties included in the Company’s provisions for income taxes were not material for any period presented.
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

Note 16. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Geographic revenue information for fiscal 2013, 2012 and 2011 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
North America:
United States	$558,309	$596,388	$620,687
Other	97,251	88,037	89,737
Total North America	655,560	684,425	710,424

Asia Pacific:
China	428,892	418,036	456,109
Other	324,920	326,462	387,760
Total Asia Pacific	753,812	744,498	843,869

Europe	548,375	589,802	615,360
Japan	210,905	222,011	199,792
Worldwide total	$2,168,652	$2,240,736	$2,369,445
Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	2013	2012	2011
United States	$240,429	$254,811	$247,187
Foreign:
Ireland	50,627	53,255	55,370
Singapore	56,481	66,806	69,043
Other	18,150	20,110	8,970
Total foreign	125,258	140,171	133,383
Worldwide total	$365,687	$394,982	$380,570

Note 17.	Litigation Settlements and Contingencies

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the 11 patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales. The presiding judge will decide the component for willful infringement at a future date which has not yet been determined, and such enhanced damages, including the willfulness component, could be as much as treble the $15.4 million jury verdict. In its post trial motions, the plaintiff has moved for attorneys’ fees, an ongoing royalty for future sales of infringing products, pre- and post-judgment interest, and certain other relief. The Company intends to appeal the verdict and has filed motions for judgment as a matter of law.

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No. CV11-0671). The lawsuit pertains to five patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees. Claims related to four of the five patents have been dismissed.

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

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants’ motion to dismiss Xilinx’s claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to seven patents and seeks judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees. Claims related to five of the seven patents have been dismissed.

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

On November 5, 2012, a patent infringement lawsuit was filed by Mosaid against the Company in the U.S. District Court for the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No. 6:12-CV-00847). The lawsuit pertains to five patents and Mosaid seeks unspecified damages, costs, fees, royalties and injunctive relief and the proceedings are in their early stages. The Company is unable to estimate its range of possible loss in this matter at this time.

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

During the second quarter of fiscal 2013, the Company purchased substantially all of the assets and assumed certain liabilities of Modesat Communications, a wireless mobile backhaul solutions company that specializes in the development of microwave modem solutions for the mobile backhaul market. This acquisition aligns with the Company’s strategy to expand its new adjacent markets in communication infrastructure by delivering industry leading wireless backhaul solutions to the Company’s top tier customers.
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

All of the acquisitions mentioned above were accounted for under the purchase method of accounting. The aggregate financial impact of these acquisitions was not material to the Company.

Note 19.	Goodwill and Acquisition-Related Intangibles
As of March 30, 2013 and March 31, 2012, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	2013	2012	Amortization Life
Goodwill	$158,990	$149,538
In-process research and development	$—	$4,000
Core technology, gross	89,360	76,440	5.8 years
Less accumulated amortization	(54,201)	(46,051)
Core technology, net	35,159	30,389
Other intangibles, gross	46,516	46,206	2.7 years
Less accumulated amortization	(45,621)	(44,263)
Other intangibles, net	895	1,943
Total acquisition-related intangibles, gross	135,876	126,646
Less accumulated amortization	(99,822)	(90,314)
Total acquisition-related intangibles, net	$36,054	$36,332

Amortization expense for acquisition-related intangibles for fiscal 2013, 2012 and 2011 were $9.5 million, $7.6 million and $1.0 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of March 30, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2014	$9,542
2015	8,846
2016	8,244
2017	6,473
2018	2,347
Thereafter	602
Total	$36,054

Note 20. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $9.5 million, $9.8 million and $8.9 million in fiscal 2013, 2012 and 2011, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 30, 2013, there were more than 142 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 30, 2013, Plan assets were $43.3 million and obligations were $50.4 million. As of March 31, 2012, Plan assets were $38.9 million and obligations were $45.1 million.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 30, 2013 and March 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2013. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 30, 2013 and March 31, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 23, 2013

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 30, 2013 and March 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 30, 2013 of Xilinx, Inc. and our report dated May 23, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 23, 2013

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions (a)	End of Year
For the year ended April 2, 2011:
Allowance for doubtful accounts	$3,628	$—	$49	$3,579
Allowance for deferred tax assets	$—	$17,841	$—	$17,841
For the year ended March 31, 2012:
Allowance for doubtful accounts	$3,579	$180	$313	$3,446
Allowance for deferred tax assets	$17,841	$11,745	$623	$28,963
For the year ended March 30, 2013:
Allowance for doubtful accounts	$3,446	$—	$22	$3,424
Allowance for deferred tax assets	$28,963	$11,102	$—	$40,065

(a)	Represents amounts written off against the allowances or customer returns.
Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 30, 2013 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$582,784	$543,933	$509,767	$532,168
Gross margin	384,373	356,220	339,274	351,579
Income before income taxes	154,905	138,083	115,693	138,325
Net income	129,831	123,437	103,648	130,620
Net income per common share: (2)
Basic	$0.49	$0.47	$0.40	$0.50
Diluted	$0.47	$0.46	$0.38	$0.47
Shares used in per share calculations:
Basic	263,055	260,605	260,690	263,035
Diluted	273,820	270,265	271,174	277,090
Cash dividends declared per common share	$0.22	$0.22	$0.22	$0.22

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2013 was a 52-week year and each quarter was a 13-week quarter.

(2)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)
Year ended March 31, 2012 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$615,463	$555,209	$511,091	$558,973
Gross margin	392,331	354,645	336,286	371,396
Income before income taxes (2)	180,484	146,241	129,938	140,388
Net income	154,374	126,286	127,014	122,405
Net income per common share: (3)
Basic	$0.58	$0.48	$0.49	$0.46
Diluted	$0.56	$0.47	$0.47	$0.44
Shares used in per share calculations:
Basic	265,313	264,006	261,257	263,261
Diluted	276,077	267,927	267,884	276,166
Cash dividends declared per common share	$0.19	$0.19	$0.19	$0.19

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2012 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes for the second quarter and fourth quarter of fiscal 2012 include restructuring and litigation charges of $3,369 and $15,400, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 30, 2013.

The effectiveness of the Company’s internal control over financial reporting as of March 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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
The information required by this item pursuant to Item 401(b), (d), (e) and (f) of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference to Item 1. "Business — Executive Officers of the Registrant" within this Form 10-K.
The information required by this item pursuant to Item 401(a), (d), (e), (f) and Items 406 and 407 of Regulation S-K concerning the Company’s directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled "Proposal One-Election of Directors," "Board Matters" and "Corporate Governance Principles" in our Proxy Statement.
The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.
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
The information required by this item pursuant to Item 402 of Regulation S-K concerning executive compensation is incorporated herein by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in our Proxy Statement.
The information required by this item pursuant to Item 407(e)(4) of Regulation S-K is incorporated herein by reference to the section entitled "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.
The information required by this item pursuant to Item 407(e)(5) of Regulation S-K is incorporated herein by reference to the section entitled "Compensation Committee Report" in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item pursuant to Item 403 of Regulation S-K is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 30, 2013 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	7,118		$30.88		—	(1)
2007 Equity Plan	11,656	(2)	$24.37	(3)	15,990	(4)
Employee Stock Purchase Plan	N/A		N/A		8,892
Total-Approved Plans	18,774		$28.01		24,882
Equity Compensation Plans NOT Approved by Security Holders
Supplemental Stock Option Plan (5)	7		$28.96		—
Total-All Plans	18,781		$28.01		24,882

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 6.0 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, and August 8, 2012 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, and 3.5 million shares, respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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
The information required by this item concerning related party transactions pursuant to Item 404 of Regulation S-K is incorporated herein by reference to the section entitled "Related Transactions" in our Proxy Statement.
The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled "Board Matters" in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal Six - Ratification of Appointment of External Auditors" and "Fees Paid to Ernst & Young LLP" in our Proxy Statement.

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

(3) The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of May 9, 2012	8-K	000-18548	3.2	5/15/2012
4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
10.1	*	1988 Stock Option Plan, as amended	S-1	333-34568	10.15	6/7/1990
10.2	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	5/29/2012
10.3	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.4	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.5	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	6/17/2002
10.6	*	Xilinx, Inc. Master Distribution Agreement with Avnet	10-Q	000-18548	10.1	11/4/2005
10.7	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	8/12/2005
10.8	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	5/29/2012
10.9	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.10	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.11	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	1/7/2008
10.13	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	2/20/2008
10.14	*	Summary of Fiscal 2013 Executive Incentive Plan	8-K	000-18548	N/A	5/15/2012
10.15	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.16	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.17	*	Amendment of Employment Agreement between the Company and Moshe N. Gavrielov	8-K	000-18548	10.17	6/19/2012
10.18	*	Amendment of Employment Agreement between the Company and Jon A. Olson	8-K	000-18548	10.18	6/19/2012
10.19	*	Retirement Agreement between the Company and Vincent Ratford	10-Q	000-18548	10.19	11/2/2012
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 23rd day of May 2013.

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

Signature	Title	Date

/s/ Moshe N. Gavrielov	President and Chief Executive Officer (Principal Executive Officer) and Director	May 23, 2013
(Moshe N. Gavrielov)

/s/ Jon A. Olson	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	May 23, 2013
(Jon A. Olson)

/s/ Philip T. Gianos	Chairman of the Board of Directors	May 23, 2013
(Philip T. Gianos)

/s/ John L. Doyle	Director	May 23, 2013
(John L. Doyle)

/s/ William G. Howard, Jr.	Director	May 23, 2013
(William G. Howard, Jr.)

/s/ J. Michael Patterson	Director	May 23, 2013
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 23, 2013
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 23, 2013
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 23, 2013
(Elizabeth W. Vanderslice)