Form 10-Q
period 2013-06-29
XILINX INC
filed 2013-07-31
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 19, 2013
Common Stock, $.01 par value	266,297,580

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 29, 2013	June 30, 2012
Net revenues	$578,955	$582,784
Cost of revenues	179,700	198,411
Gross margin	399,255	384,373
Operating expenses:
Research and development	111,541	121,447
Selling, general and administrative	92,387	96,201
Amortization of acquisition-related intangibles	2,418	2,148
Total operating expenses	206,346	219,796
Operating income	192,909	164,577
Interest and other expense, net	9,930	9,672
Income before income taxes	182,979	154,905
Provision for income taxes	25,956	25,074
Net income	$157,023	$129,831
Net income per common share:
Basic	$0.59	$0.49
Diluted	$0.56	$0.47
Cash dividends per common share	$0.25	$0.22
Shares used in per share calculations:
Basic	264,153	263,055
Diluted	280,291	273,820

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Net income	$157,023	$129,831
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(16,924)	1,502
Reclassification adjustment for gain on available-for-sale securities	(322)	(330)
Change in net unrealized loss on hedging transactions	(1,508)	(3,623)
Reclassification adjustment for loss on hedging transactions	706	1,159
Cumulative translation adjustment	(694)	(1,055)
Other comprehensive loss	(18,742)	(2,347)
Total comprehensive income	$138,281	$127,484

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 29, 2013	March 30, 2013 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$509,414	$623,558
Short-term investments	1,332,366	1,091,187
Accounts receivable, net	268,153	229,175
Inventories	186,800	201,250
Deferred tax assets	2,100	60,709
Prepaid expenses and other current assets	55,751	91,760
Total current assets	2,354,584	2,297,639
Property, plant and equipment, at cost:	794,549	784,796
Accumulated depreciation and amortization	(431,593)	(419,109)
Net property, plant and equipment	362,956	365,687
Long-term investments	1,634,031	1,651,033
Goodwill	158,990	158,990
Acquisition-related intangibles, net	33,636	36,054
Other assets	216,726	220,048
Total Assets	$4,760,923	$4,729,451
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,241	$72,766
Accrued payroll and related liabilities	128,428	124,195
Income taxes payable	1,587	60,632
Deferred income on shipments to distributors	57,938	53,358
Deferred tax liabilities	146,397	51
Other accrued liabilities	72,104	75,786
Convertible debentures (Note 10)	926,781	—
Total current liabilities	1,402,476	386,788
Convertible debentures (Note 10)	—	922,666
Deferred tax liabilities	228,219	415,442
Long-term income taxes payable	37,777	37,579
Other long-term liabilities	2,599	3,680
Commitments and contingencies
Temporary equity (Note 10)	362,854	—
Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,648	2,636
Additional paid-in capital	967,694	1,276,278
Retained earnings	1,766,738	1,675,722
Accumulated other comprehensive income (loss)	(10,082)	8,660
Total stockholders’ equity	2,726,998	2,963,296
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,760,923	$4,729,451

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$157,023	$129,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,033	14,603
Amortization	4,885	4,267
Stock-based compensation	20,954	17,608
Net gain on sale of available-for-sale securities	(107)	(712)
Amortization of debt discount on convertible debentures	4,025	3,938
Provision for deferred income taxes	22,736	19,535
Tax benefit from stock-based compensation	1,469	617
Excess tax benefit from stock-based compensation	(2,021)	(806)
Others	53	629
Changes in assets and liabilities:
Accounts receivable, net	(38,978)	(42,979)
Inventories	14,373	11,137
Prepaid expenses and other current assets	(1,050)	2,648
Other assets	(5,020)	163
Accounts payable	(3,525)	23,065
Accrued liabilities	11,209	(10,216)
Income taxes payable	(60,430)	(80)
Deferred income on shipments to distributors	4,580	(10,302)
Net cash provided by operating activities	144,209	162,946
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,213,461)	(1,150,526)
Proceeds from sale and maturity of available-for-sale securities	961,538	876,823
Purchases of property, plant and equipment	(11,301)	(8,342)
Other investing activities	36,921	(3,788)
Net cash used in investing activities	(226,303)	(285,833)
Cash flows from financing activities:
Repurchases of common stock	—	(90,707)
Proceeds from issuance of common stock through various stock plans, net	31,936	8,221
Payment of dividends to stockholders	(66,007)	(58,066)
Excess tax benefit from stock-based compensation	2,021	806
Net cash used in financing activities	(32,050)	(139,746)
Net decrease in cash and cash equivalents	(114,144)	(262,633)
Cash and cash equivalents at beginning of period	623,558	788,822
Cash and cash equivalents at end of period	$509,414	$526,189
Supplemental disclosure of cash flow information:
Interest paid	$7,875	$7,875
Income taxes paid, net of refunds	$62,236	$4,470
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 30, 2013. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 2014 or any future period.
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2014 and 2013 are a 52-week year ending on March 29, 2014 and March 30, 2013, respectively. The quarters ended June 29, 2013 and June 30, 2012 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements
The Company adopted the authoritative guidance, established by the Financial Accounting Standards Board (FASB), that sets requirements for presentation for significant items reclassified out of the accumulated other comprehensive income to net income in their entirety during the period, and for items not reclassified to net income in their entirety during the period. This guidance does not affect the underlying accounting for components of other comprehensive income.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 29, 2013 and March 30, 2013, Avnet accounted for 71% and 64% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 49% and 46% of the Company’s worldwide net revenues in the first quarter of fiscal 2014 and 2013, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of net revenues for the first quarter of fiscal 2014 and 2013.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 86% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of June 29, 2013, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first quarter of fiscal 2014 and the Company did not adjust or override any fair value measurements as of June 29, 2013.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and March 30, 2013:

	June 29, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$178,579	$—	$—	$178,579
Bank certificates of deposit	—	64,996	—	64,996
Commercial paper	—	151,330	—	151,330
U.S. government and agency securities	—	10,000	—	10,000
Foreign government and agency securities	—	59,989	—	59,989
Short-term investments:
Bank certificates of deposit	—	89,989	—	89,989
Commercial paper	—	339,919	—	339,919
Corporate bonds	—	19,206	—	19,206
U.S. government and agency securities	593,944	124,247	—	718,191
Foreign government and agency securities	—	164,927	—	164,927
Mortgage-backed securities	—	134	—	134
Long-term investments:
Corporate bonds	—	243,625	—	243,625
Auction rate securities	—	—	29,246	29,246
Municipal bonds	—	21,969	—	21,969
U.S. government and agency securities	87,324	56,645	—	143,969
Mortgage-backed securities	—	1,135,605	—	1,135,605
Debt mutual fund	—	59,617	—	59,617
Total assets measured at fair value	$859,847	$2,542,198	$29,246	$3,431,291
Liabilities
Derivative financial instruments, net	$—	$3,122	$—	$3,122
Convertible debentures — embedded derivative	—	—	1,165	1,165
Total liabilities measured at fair value	$—	$3,122	$1,165	$4,287
Net assets measured at fair value	$859,847	$2,539,076	$28,081	$3,427,004

	March 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$108,311	$—	$—	$108,311
Bank certificates of deposit	—	79,995	—	79,995
Commercial paper	—	208,667	—	208,667
U.S. government and agency securities	95,039	—	—	95,039
Foreign government and agency securities	—	54,989	—	54,989
Short-term investments:
Bank certificates of deposit	—	44,992	—	44,992
Commercial paper	—	294,883	—	294,883
Corporate bonds	—	40,728	—	40,728
Municipal bonds	—	3,706	—	3,706
U.S. government and agency securities	416,887	75,011	—	491,898
Foreign government and agency securities	—	214,912	—	214,912
Mortgage-backed securities	—	68	—	68
Long-term investments:
Corporate bonds	—	235,275	—	235,275
Auction rate securities	—	—	28,700	28,700
Municipal bonds	—	21,234	—	21,234
U.S. government and agency securities	55,142	55,143	—	110,285
Mortgage-backed securities	—	1,192,612	—	1,192,612
Debt mutual fund	—	62,927	—	62,927
Total assets measured at fair value	$675,379	$2,585,142	$28,700	$3,289,221
Liabilities
Derivative financial instruments, net	$—	$1,615	$—	$1,615
Convertible debentures — embedded derivative	—	—	1,090	1,090
Total liabilities measured at fair value	$—	$1,615	$1,090	$2,705
Net assets measured at fair value	$675,379	$2,583,527	$27,610	$3,286,516

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Balance as of beginning of period	$27,610	$27,998
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(75)	(614)
Included in other comprehensive income	846	236
Sales and settlements, net	(300)	(350)
Balance as of end of period	$28,081	$27,270
The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Interest and other expense, net	$(75)	$(614)
As of June 29, 2013, marketable securities measured at fair value using Level 3 inputs were comprised of $29.2 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company's student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company's student loan auction rate securities were based on the Company's assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under Federal Family Education Loan Program, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company's student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of 8 years (given the collateral composition of the securities) and the discount rates ranging from 2.41% to 3.13% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company's student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from December 2027 to May 2046.

The 3.125% Junior Convertible Debentures due March 15, 2037 (3.125% Debentures) included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 3.125% Debentures. Its fair value was established at the inception of the 3.125% Debentures. Each quarter, the change in the fair value of the embedded derivative, if any, is recorded in the condensed consolidated statements of income. The Company uses a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 3.125% Debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three inputs are based on observable market data and are considered Level 2 inputs while the last two inputs require management judgment and are Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Our Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair value of the 2.625% and 3.125% Debentures as of June 29, 2013 were approximately $864.5 million and $960.9 million, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 29, 2013				March 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$178,579	$—	$—	$178,579	$108,311	$—	$—	$108,311
Bank certificates of deposit	154,985	—	—	154,985	124,987	—	—	124,987
Commercial paper	491,249	—	—	491,249	503,550	—	—	503,550
Corporate bonds	263,696	2,291	(3,156)	262,831	270,945	5,193	(135)	276,003
Auction rate securities	31,500	—	(2,254)	29,246	31,900	—	(3,200)	28,700
Municipal bonds	21,897	356	(284)	21,969	24,496	514	(70)	24,940
U.S. government and
agency securities	872,223	254	(317)	872,160	696,836	431	(45)	697,222
Foreign government and
agency securities	224,916	—	—	224,916	269,901	—	—	269,901
Mortgage-backed securities	1,141,612	9,367	(15,240)	1,135,739	1,180,156	17,601	(5,077)	1,192,680
Debt mutual fund	61,350	—	(1,733)	59,617	61,350	1,577	—	62,927
	$3,442,007	$12,268	$(22,984)	$3,431,291	$3,272,432	$25,316	$(8,527)	$3,289,221
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 29, 2013 and March 30, 2013:

	June 29, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$147,496	$(3,156)	$—	$—	$147,496	$(3,156)
Auction rate securities	—	—	22,896	(2,254)	22,896	(2,254)
Municipal bonds	9,454	(254)	876	(30)	10,330	(284)
U.S. government and
agency securities	355,573	(317)	—	—	355,573	(317)
Mortgage-backed securities	702,968	(14,642)	27,385	(598)	730,353	(15,240)
Debt mutual fund	59,617	(1,733)	—	—	59,617	(1,733)
	$1,275,108	$(20,102)	$51,157	$(2,882)	$1,326,265	$(22,984)

	March 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$27,114	$(135)	$—	$—	$27,114	$(135)
Auction rate securities	—	—	28,701	(3,200)	28,701	(3,200)
Municipal bonds	8,927	(70)	60	—	8,987	(70)
U.S. government and
agency securities	388,696	(45)	—	—	388,696	(45)
Mortgage-backed securities	367,561	(4,930)	11,029	(147)	378,590	(5,077)
	$792,298	$(5,180)	$39,790	$(3,347)	$832,088	$(8,527)

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

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 29, 2013 and March 30, 2013 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 29, 2013 and March 30, 2013. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	June 29, 2013
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,618,575	$1,618,680
Due after one year through five years	410,737	410,270
Due after five years through ten years	246,066	247,012
Due after ten years	926,700	917,133
	$3,202,078	$3,193,095
Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Proceeds from sale of available-for-sale securities	$95,139	$97,571
Gross realized gains on sale of available-for-sale securities	$1,101	$787
Gross realized losses on sale of available-for-sale securities	(994)	(75)
Net realized gains on sale of available-for-sale securities	$107	$712
Amortization of premiums on available-for-sale securities	$7,159	$5,619
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of June 29, 2013 and March 30, 2013, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	June 29, 2013	March 30, 2013
Singapore Dollar	$65,573	$70,197
Euro	38,793	39,865
Indian Rupee	16,426	16,941
British Pound	10,759	11,602
Japanese Yen	9,896	10,891
	$141,447	$149,496

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2013 and May 2015. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of June 29, 2013, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of June 29, 2013 that is expected to be reclassified into earnings within the next twelve months was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $1.2 million and $1.1 million as of June 29, 2013 and March 30, 2013, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments (forward foreign currency exchange contracts) as of June 29, 2013 and March 30, 2013, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 29, 2013	Prepaid expenses and other current assets	$489	Other accrued liabilities	$3,611
March 30, 2013	Prepaid expenses and other current assets	$1,179	Other accrued liabilities	$2,794

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for first quarter of fiscal 2014 and 2013:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Amount of loss recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(802)	$(2,463)

Amount of loss reclassified from accumulated other comprehensive income into income (effective portion) *	$(706)	$(1,159)

Amount of loss recorded (ineffective portion) *	$(18)	$—

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Stock-based compensation included in:
Cost of revenues	$1,804	$1,728
Research and development	10,219	8,623
Selling, general and administrative	8,931	7,257
	$20,954	$17,608
During the first quarter of fiscal 2014 and 2013, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $1.5 million and $617 thousand, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. No options were granted in the first quarter of fiscal 2013. The weighted-average fair values per share of stock options granted during the first quarter of fiscal 2014 was $6.06, which were estimated at the date of grant using the following weighted-average assumptions:

June 29, 2013
Expected life of options (years)	4.7
Expected stock price volatility	24.0%
Risk-free interest rate	0.9%
Dividend yield	2.6%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the first quarter of fiscal 2014 was $34.23 ($31.35 for the first quarter of fiscal 2013), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	0.5%	0.4%
Dividend yield	2.5%	2.6%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Granted	5	$38.99
Exercised	(1,131)	$28.21
Forfeited/cancelled/expired	(41)	$36.37
June 29, 2013	11,586	$27.96
Options exercisable at:
June 29, 2013	10,729	$27.94
March 30, 2013	11,639	$28.07
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of June 29, 2013, 15.9 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months ended June 29, 2013 and June 30, 2012 was $12.8 million and $4.0 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83
Granted	133	$34.23
Vested	(78)	$29.37
Cancelled	(76)	$30.74
June 29, 2013	5,975	$30.92

Employee Stock Purchase Plan
Under the Company’s ESPP, no shares were issued during the first quarter of fiscal 2014 or 2013. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2014. As of June 29, 2013, 8.9 million shares were available for future issuance out of 48.5 million shares authorized.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.
The total shares used in the denominator of the diluted net income per common share calculation includes 11.1 million and 6.0 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2014 and 2013, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility").
Additionally, the total shares used in the denominator of the diluted net income per common share calculation includes 5.0 million and 4.7 million potentially dilutive common equivalent shares outstanding for the first quarter of fiscal 2014 and 2013, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of our equity incentive plans.
Outstanding stock options, RSUs and warrants to purchase approximately 22.7 million and 23.7 million shares for the first quarter of fiscal 2014 and 2013, respectively, under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 29, 2013	March 30, 2013
Raw materials	$11,434	$12,484
Work-in-process	155,699	165,034
Finished goods	19,667	23,732
	$186,800	$201,250

Note 10.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of June 29, 2013, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below.
The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 33.3681 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $29.97 per share of common stock. One of the conditions allowing holders of the 2.625% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter be greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of June 29, 2013 and as a result, the 2.625% Debentures were convertible at the option of the holders. As of June 29, 2013 the 2.625% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2.625% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2.625% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 29, 2013	March 30, 2013
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(60,881)	(64,767)
Hedge accounting adjustment – sale of interest rate swap	17,593	18,716
Net carrying value of the 2.625% Debentures	$556,712	$553,949

Equity component (including temporary equity) – net carrying value	$66,415	$66,415

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Contractual coupon interest	$3,938	$3,938
Amortization of debt issuance costs	362	362
Amortization of debt discount, net	2,763	2,763
Total interest expense related to the 2.625% Debentures	$7,063	$7,063
3.125% Junior Subordinated Convertible Debentures
As of June 29, 2013, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries.
The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 34.2957 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.16 per share of common stock. One of the conditions allowing holders of the 3.125% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter be greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of June 29, 2013 and as a result, the 3.125% Debentures were convertible at the option of the holders. As of June 29, 2013 the 3.125% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 3.125% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 3.125% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 29, 2013	March 30, 2013
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(319,358)	(320,620)
Unamortized discount of embedded derivative from date of issuance	(1,373)	(1,388)
Carrying value of liability component – 3.125% Debentures	368,904	367,627
Carrying value of embedded derivative component	1,165	1,090
Net carrying value of the 3.125% Debentures	$370,069	$368,717

Equity component (including temporary equity) – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Contractual coupon interest	$5,388	$5,388
Amortization of debt issuance costs	56	56
Amortization of embedded derivative	15	15
Amortization of debt discount	1,262	1,175
Fair value adjustment of embedded derivative	75	614
Total interest expense related to the 3.125% Debentures	$6,796	$7,248
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 29, 2013, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11.	Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In August 2012, the Board authorized the repurchase of an additional $750.0 million of the Company's common stock and debentures (2012 Repurchase Program). The 2012 Repurchase Program has no stated expiration date.
Through June 29, 2013, the Company had used $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of June 29, 2013 and March 30, 2013.
There was no repurchase of common stock during the first quarter of fiscal 2014. During the first quarter of fiscal 2013, the Company repurchased 3.1 million shares of common stock for a total of $99.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Interest income	$5,603	$5,792
Interest expense	(13,859)	(13,695)
Other expense, net	(1,674)	(1,769)
	$(9,930)	$(9,672)

Note 13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 29, 2013	March 30, 2013
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(6,727)	$10,519
Accumulated unrealized loss on hedging transactions, net of tax	(2,170)	(1,368)
Accumulated cumulative translation adjustment	(1,185)	(491)
Accumulated other comprehensive income (loss)	$(10,082)	$8,660
The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded a tax provision of $26.0 million for the first quarter of fiscal 2014 as compared to $25.1 million in the same prior year period, representing effective tax rates of 14% and 16%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
For the period ended June 29, 2013, there was a decrease in current deferred tax assets, an increase in current deferred tax liabilities and a decrease in long-term deferred tax liabilities primarily related to the reclassification of the Company's debentures from long-term liabilities and additional paid-in capital to current liabilities and temporary equity. See "Note 10. Convertible Debentures and Revolving Credit Facility" for further disclosure of the underlying changes. In addition, there was a significant U.S. federal tax payment which reduced income taxes payable.
The Company’s total gross unrecognized tax benefits as of June 29, 2013, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, was $70.1 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $33.1 million as of June 29, 2013. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets and the amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.
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

Fiscal	(In thousands)
2014 (remaining nine months)	$4,466
2015	4,467
2016	2,953
2017	2,281
2018	2,514
Thereafter	5,409
Total	$22,090
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $2.7 million as of June 29, 2013. Rent expense, net of rental income, under all operating leases was $766 thousand and $866 thousand for the three months ended June 29, 2013 and June 30, 2012, respectively. Rental income was not material for the first quarter of fiscal 2014 or 2013.
Other commitments as of June 29, 2013 totaled $104.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 29, 2013, the Company also had $9.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 16.	Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2014 and the end of fiscal 2013, the accrual balance of the product warranty liability were immaterial.
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

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures Management LLC and related entities (Intellectual Ventures) in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to one patent and seeks judgments of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys' fees.

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

On October 17, 2011, the Company filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss the Company's claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to two patents and seeks judgments of non-infringement by the Company and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

On March 23, 2012, a patent infringement lawsuit was filed by Advanced Processor Technologies LLC (APT) against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (Advanced Processor Technologies LLC v. Xilinx, Inc., Case No. 2;12-CV-158). The lawsuit pertained to three patents and APT sought royalties, injunctive relief and unspecified damages. On June 11, 2013 the lawsuit was dismissed and the Company was indemnified by another defendant in the action, therefore no payment was made by the Company in connection with the dismissal.

On May 30, 2012, a patent infringement lawsuit was filed by Semcon Tech, LLC (Semcon) against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company's suppliers have agreed to indemnify the Company against Semcon's claims. Therefore, the Company does not expect its losses in this matter, if any, to be material.

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

As of June 29, 2013 and March 30, 2013, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted Average
(In thousands)	June 29, 2013	March 30, 2013	Amortization Life
Goodwill	$158,990	$158,990
Core technology, gross	89,360	89,360	5.8 years
Less accumulated amortization	(56,390)	(54,201)
Core technology, net	32,970	35,159
Other intangibles, gross	46,516	46,516	2.7 years
Less accumulated amortization	(45,850)	(45,621)
Other intangibles, net	666	895
Total acquisition-related intangibles, gross	135,876	135,876
Less accumulated amortization	(102,240)	(99,822)
Total acquisition-related intangibles, net	$33,636	$36,054
Amortization expense for acquisition-related intangibles for the three months ended June 29, 2013 and June 30, 2012 was $2.4 million and $2.1 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of June 29, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2014 (remaining nine months)	$7,124
2015	8,845
2016	8,244
2017	6,473
2018	2,347
Thereafter	603
Total	$33,636

Note 19.	Subsequent Event
On July 16, 2013, the Company’s Board of Directors declared a cash dividend of $0.25 per common share for the second quarter of fiscal 2014. The dividend is payable on August 28, 2013 to stockholders of record on August 7, 2013.

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
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets including acquisition-related intangibles, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 30, 2013 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: First quarter of fiscal 2014 compared to the first quarter of fiscal 2013
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 29, 2013	June 30, 2012
Net revenues	100.0%	100.0%
Cost of revenues	31.0	34.0
Gross margin	69.0	66.0
Operating expenses:
Research and development	19.3	20.8
Selling, general and administrative	16.0	16.5
Amortization of acquisition-related intangibles	0.4	0.4
Total operating expenses	35.7	37.7
Operating income	33.3	28.3
Interest and other expense, net	1.7	1.7
Income before income taxes	31.6	26.6
Provision for income taxes	4.5	4.3
Net income	27.1%	22.3%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wireless and wireline communications, industrial, scientific and medical, aerospace and defense, consumer, automotive, audio, video and broadcast, storage and servers and office automation. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex®-7, Kintex™-7, Artix®-7, Zynq™-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support services.
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
Net revenues of $579.0 million in the first quarter of fiscal 2014 represented a 1% decrease from the comparable prior year period of $582.8 million. Net revenues from New Products increased significantly in the first quarter of fiscal 2014 versus the comparable prior year period, but were offset by declines from our Mainstream, Base and Support Products. No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2014.
For the first three months of fiscal 2014, approximately 60% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of June 29, 2013, we had $76.9 million of deferred revenue and $19.0 million of deferred cost of revenues recognized as a net $57.9 million of deferred income on shipments to distributors. As of March 30, 2013, we had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the first quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended
		% of	%		% of
(In millions)	June 29, 2013	Total	Change	June 30, 2012	Total
New Products	$175.2	30	75	$100.0	17
Mainstream Products	210.5	36	(17)	253.2	43
Base Products	171.9	30	(17)	207.1	36
Support Products	21.4	4	(5)	22.5	4
Total net revenues	$579.0	100	(1)	$582.8	100

Net revenues from New Products increased significantly in the first quarter of fiscal 2014 from the comparable prior year period. The increase was primarily due to a significant growth from our 28-nm products as well as increased sales from our 40-nanometer (nm) Virtex-6 and our 45-nm Spartan-6 product families. We expect sales of New Products, as currently defined, to continue to grow as more customer programs enter into volume production with our 40/45-nm products and as our 28-nm products continue their sales ramp.
Net revenues from Mainstream Products decreased in the first quarter of fiscal 2014 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-5 product family.
Net revenues from Base Products decreased in the first quarter of fiscal 2014 from the comparable prior year period. The decrease was mainly attributable to the decline in sales of our older products, in particular our Virtex-4 product family.

Net revenues from Support Products decreased in the first quarter of fiscal 2014 compared to the prior year period. The decrease was due to a decline in sales from our PROM products.

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
Net revenues by end markets for the first quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended
		% Change
(% of total net revenues)	June 29, 2013	in Dollars	June 30, 2012
Communications and Data Center	44%	(2)	45%
Industrial, Aerospace and Defense	37	9	34
Broadcast, Consumer and Automotive	16	(5)	16
Other	3	(40)	5
Total net revenues	100%	(1)	100%
Net revenues from the Communications and Data Center end market decreased in the first quarter of fiscal 2014 compared to the prior year period. The decrease was primarily due to weaker sales from wired communication applications.
Net revenues from the Industrial, Aerospace and Defense end market increased in the first quarter of fiscal 2014 versus the comparable prior year period. The increase was primarily due to stronger sales from defense, industrial, scientific and medical applications.
Net revenues from the Broadcast, Consumer and Automotive end market decreased (in terms of absolute dollars) in the first quarter of fiscal 2014 from the comparable prior year period. The decrease in net revenues was mainly due to a decrease in sales from automotive applications.
Net revenues from the Other end market decreased in the first quarter of fiscal 2014 from the comparable prior year period. The decrease was due to weaker sales from computing, data processing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended
		% of	%		% of
(In millions)	June 29, 2013	Total	Change	June 30, 2012	Total
North America	$182.6	31	6	$172.5	30
Asia Pacific	207.3	36	2	203.1	35
Europe	138.2	24	(9)	152.5	26
Japan	50.9	9	(7)	54.7	9
Total net revenues	$579.0	100	(1)	$582.8	100

Net revenues in North America increased in the first quarter of fiscal 2014 from the comparable prior year period. The increase was primarily due to stronger sales in Industrial, Aerospace and Defense end market.
Net revenues in Asia Pacific increased in the first quarter of fiscal 2014 from the comparable prior year period. The growth was primarily due to an increase in sales from the Broadcast, Consumer and Automotive end market.

Net revenues in Europe declined in the first quarter of fiscal 2014 compared with the prior year period. The decline was primarily due to decreased sales from the Broadcast, Consumer and Automotive and Other end markets.
Net revenues in Japan declined in the first quarter of fiscal 2014 compared with the prior year period. The decline was primarily due to decreased sales in the Communications and Data Center and Broadcast, Consumer and Automotive end markets.
Gross Margin

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Gross margin	$399.3	4%	$384.4
Percentage of net revenues	69.0%		66.0%

Gross margin was 3.0 percentage points higher in the first quarter of fiscal 2014 from the comparable prior year period. The increase was driven primarily by continued focus on margin expansion and cost reduction across our product portfolio, and was partially offset by product mix during the quarter.

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
Research and Development

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Research and development	$111.5	(8)%	$121.4
Percentage of net revenues	19%		21%

R&D spending decreased $9.9 million, or 8%, for the first quarter of fiscal 2014 compared to the same period last year. The decrease was primarily attributable to lower mask and wafer spending during the current period, and was partially offset by higher stock-based compensation and other employee-related expenses.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Selling, general and administrative	$92.4	(4)%	$96.2
Percentage of net revenues	16%		17%
SG&A expenses decreased by $3.8 million during the first quarter of fiscal 2014 compared to the same period last year. The decrease was primarily due to reduction in legal expenses, which was partially offset by higher stock-based compensation and other employee-related expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Amortization of acquisition-related intangibles	$2.4	13%	$2.1
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2014 increased compared to the same period last year. The increase was primarily due to the impact of amortization of intangible assets obtained from acquisitions in the second quarter of fiscal 2013.
Stock-Based Compensation

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Stock-based compensation included in:
Cost of revenues	$1.8	4%	$1.7
Research and development	10.2	19%	8.6
Selling, general and administrative	9.0	23%	7.3
	$21.0	19%	$17.6
The 19% increase in stock-based compensation expense for the first quarter of fiscal 2014 compared to the prior year period was primarily related to higher expense associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expense related to stock option grants and higher forfeitures in the quarter.
Interest and Other Expense, Net

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Interest and other expense, net	$9.9	3%	$9.7
Percentage of net revenues	2%		2%
Our net interest and other expense was relatively flat in the first quarter of fiscal 2014 compared to the same period last year, as both of our interest income and interest expense have remained relatively constant.

Provision for Income Taxes

	Three Months Ended
(In millions)	June 29, 2013	Change	June 30, 2012
Provision for income taxes	$26.0	4%	$25.1
Percentage of net revenues	4%		4%
Effective tax rate	14%		16%
The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The decrease in the effective tax rate in the first quarter of fiscal 2014 as compared to the prior year period was primarily attributable to the reinstatement of the U.S. federal research tax credit on January 2, 2013. For the quarter ended June 29, 2013, the provision included a benefit for the research credit, while the provision for the comparable quarter did not.
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
The combination of cash, cash equivalents and short-term and long-term investments as of June 29, 2013 and March 30, 2013 totaled $3.48 billion and $3.37 billion, respectively. As of June 29, 2013, we had cash, cash equivalents and short-term investments of $1.84 billion and working capital of $952.1 million. As of March 30, 2013, cash, cash equivalents and short-term investments were $1.71 billion and working capital was $1.91 billion. The decrease in working capital balance as of June 29, 2013 as compared to the balance as of March 30, 2013 was primarily due to the reclassification of our convertible debentures as a current liability on the Company's condensed consolidated balance sheet (see "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information).
Operating Activities — During the first quarter of fiscal 2014, our operations generated net positive cash flow of $144.2 million, which was $18.7 million lower than the $162.9 million generated during the first quarter of fiscal 2013. The positive cash flow from operations generated during the first quarter of fiscal 2014 was primarily from net income as adjusted for non-cash related items, decrease in inventories, as well as an increase in accrued liabilities. These items were partially offset by an increase in accounts receivable and a decrease in income taxes payable. Accounts receivable increased by $39.0 million and days sales outstanding (DSO) increased to 42 days at June 29, 2013 from 38 days at March 30, 2013 due to timing of shipments. Our inventory levels were $14.5 million lower at June 29, 2013 compared to March 30, 2013. Combined inventory days at Xilinx and distribution decreased to 105 days at June 29, 2013 from 108 days at March 30, 2013. While we were able to manage our inventory and reduce the combined inventory days in the past few quarters, the combined inventory days as of March 30, 2013 and June 29, 2013 were still relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. We expect to ship the vast majority of these parts over the next two years.
For the first quarter of fiscal 2013, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, decrease in inventories as well as an increase in accounts payable. These items were partially offset by decreases in deferred income on shipments to distributors and accrued liabilities, as well as an increase in accounts receivable.
Investing Activities — Net cash used in investing activities of $226.3 million during the first quarter of fiscal 2014 consisted of net purchases of available-for-sale securities of $251.9 million and $11.3 million for purchases of property, plant and equipment, partially offset by $36.9 million cash received from other investing activities. Net cash used in investing activities of $285.8 million during the first quarter of fiscal 2013 consisted of net purchases of available-for-sale securities of $273.7 million, $8.3 million for purchases of property, plant equipment and $3.8 million for other investing activities.
Financing Activities — Net cash used in financing activities was $32.1 million in the first quarter of fiscal 2014 and consisted of $66.0 million of dividend payments to stockholders, offset by $31.9 million of proceeds from the issuance of common stock under employee stock plans and $2.0 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2013 period, net cash used in financing activities was $139.7 million and consisted of $90.7 million of repurchase of common stocks and $58.1 million for dividend payments to stockholders, offset by $8.2 million proceeds from the issuance of common stock under employee stock plans and $806 thousand for the excess tax benefit from stock-based compensation.
Temporary and stockholders’ equity increased $126.6 million during the first three months of fiscal 2014. The increase was primarily attributable to $157.0 million in net income for the first three months of fiscal 2014, $31.9 million of issuance of common stock under employee stock plans and $21.0 million of stock-based compensation. The increase was partially offset by $66.0 million of payment of dividends to stockholders. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures that impacted our temporary and stockholders' equity.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of June 29, 2013 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 29, 2013, we had $104.4 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 29, 2013, the Company also had $9.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through March 2015.

We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.
As of June 29, 2013, we had $689.6 million of 3.125% Debentures outstanding. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. We also had another $600.0 million of 2.625% Debentures outstanding. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. As of June 29, 2013, these debentures were convertible at the option of the holders. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of June 29, 2013, $37.8 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of June 29, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There were no repurchases of common stock during the first quarter of fiscal 2014. We used $99.0 million of cash to repurchase 3.1 million shares of common stock during the first quarter of fiscal 2013. During the first quarter of fiscal 2014, we paid $66.0 million in cash dividends to stockholders, representing $0.25 per common share. During the first quarter of fiscal 2013, we paid $58.1 million in cash dividends to stockholders, representing $0.22 per common share. On July 16, 2013, our Board of Directors declared a cash dividend of $0.25 per common share for the second quarter of fiscal 2014. The dividend is payable on August 28, 2013 to stockholders of record on August 7, 2013. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.25 billion as of June 29, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 29, 2013 would have affected the fair value of our investment portfolio by less than $51.0 million.
Credit Market Risk
The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our investments.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 29, 2013 and March 30, 2013, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	June 29, 2013	March 30, 2013
Singapore Dollar	$65,573	$70,197
Euro	38,793	39,865
Indian Rupee	16,426	16,941
British Pound	10,759	11,602
Japanese Yen	9,896	10,891
	$141,447	$149,496

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between July 2013 and May 2015. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized and reclassified into the net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 29, 2013 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 29, 2013 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent noninfringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to one patent and seeks judgment of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys' fees.

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

On October 17, 2011, the Company filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss the Company's claim for violation of California Business and Professions Code section 17200. The Company has amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to two patents and seeks judgments of non-infringement by the Company and judgments that the patents are invalid and unenforceable, as well as costs and attorneys' fees.

On March 23, 2012, a patent infringement lawsuit was filed by APT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (Advanced Processor Technologies LLC v. Xilinx, Inc., Case No. 2;12-CV-158). The lawsuit pertained to three patents and APT sought royalties, injunctive relief and unspecified damages. On June 11, 2013 the lawsuit was dismissed and the Company was indemnified by another defendant in the action, therefore no payment was made by the Company in connection with the dismissal.

On May 30, 2012, a patent infringement lawsuit was filed by Semcon against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon seeks unspecified damages, costs and expenses and the proceedings are in their early stages. The Company's suppliers have agreed to indemnify the Company against Semcon's claims. Therefore, the Company does not expect its losses in this matter, if any, to be material.

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
There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC). In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd (Samsung) and the wafers for our newest products are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company Limited (TSMC). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.
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
During the past four years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Resale of product through Avnet accounted for 49% of our worldwide net revenues in the first quarter of fiscal 2014, and as of June 29, 2013, Avnet accounted for 71% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.
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
In preparing our financial statements in conformity with accounting principles generally accepted in the U.S., we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our condensed consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets including acquisition-related intangibles, goodwill, taxes and stock-based compensation. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
The conditional conversion features of the outstanding debentures, if triggered, may adversely affect our financial condition and operating results.
Our outstanding debentures have conditional conversion features. In the event the conditional conversion features of the debentures are triggered, holders of such debentures will be entitled to convert the debentures at any time during specified periods at their option. If one or more holders elect to convert their debentures, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their debentures, as happened during the first quarter of fiscal 2014, we were required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the debentures as a current rather than long-term liability, which resulted in a material reduction of our net working capital. In addition, we were required to increase the number of shares used in our per share calculations to reflect the potentially dilutive impact of the conversion.
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
As of June 29, 2013 we had 2.00 billion authorized common shares, of which 264.8 million shares were outstanding. In addition, 42.4 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 20.0 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of June 29, 2013 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

The Company did not repurchase any of its common stock during the first quarter of fiscal 2014.
In August 2012, the Board authorized the repurchase of $750.0 million of common stock and debentures through the 2012 Repurchase Program. The 2012 Repurchase Programs have no stated expiration date. Through June 29, 2013, the Company had used $10.6 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $739.4 million available for future purchases.

ITEM 6.	EXHIBITS

10.20 *	Summary of Fiscal 2014 Executive Incentive Plans

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to Current Report on Form 8-K dated May 15, 2013 filed on May 21, 2013.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 31, 2013	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)