Form 10-Q
period 2013-09-28
XILINX INC
filed 2013-10-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 18, 2013
Common Stock, $.01 par value	268,313,590

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	$598,937	$543,933	$1,177,892	$1,126,717
Cost of revenues	182,816	187,713	362,516	386,124
Gross margin	416,121	356,220	815,376	740,593
Operating expenses:
Research and development	125,002	113,887	236,543	235,334
Selling, general and administrative	96,339	91,928	188,726	188,129
Amortization of acquisition-related intangibles	2,418	2,319	4,836	4,467
Litigation and contingencies	28,600	—	28,600	—
Total operating expenses	252,359	208,134	458,705	427,930
Operating income	163,762	148,086	356,671	312,663
Interest and other expense, net	10,997	10,003	20,927	19,675
Income before income taxes	152,765	138,083	335,744	292,988
Provision for income taxes	11,304	14,646	37,260	39,720
Net income	$141,461	$123,437	$298,484	$253,268
Net income per common share:
Basic	$0.53	$0.47	$1.12	$0.97
Diluted	$0.49	$0.46	$1.05	$0.93
Cash dividends per common share	$0.25	$0.22	$0.50	$0.44
Shares used in per share calculations:
Basic	268,478	260,605	265,350	262,143
Diluted	290,685	270,265	284,270	272,182

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$141,461	$123,437	$298,484	$253,268
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	2,995	5,650	(13,930)	7,152
Reclassification adjustment for (gain) loss on available-for-sale securities	155	(585)	(167)	(915)
Change in net unrealized gain (loss) on hedging transactions	1,353	9,801	(155)	8,496
Reclassification adjustment for (gain) loss on hedging transactions	1,389	(1,833)	2,095	(2,992)
Cumulative translation adjustment	(371)	622	(1,064)	(433)
Other comprehensive income (loss)	5,521	13,655	(13,221)	11,308
Total comprehensive income	$146,982	$137,092	$285,263	$264,576

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 28, 2013	March 30, 2013 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$570,494	$623,558
Short-term investments	1,693,571	1,091,187
Accounts receivable, net	277,539	229,175
Inventories	183,708	201,250
Deferred tax assets	2,138	60,709
Prepaid expenses and other current assets	73,756	91,760
Total current assets	2,801,206	2,297,639
Property, plant and equipment, at cost:	801,655	784,796
Accumulated depreciation and amortization	(444,235)	(419,109)
Net property, plant and equipment	357,420	365,687
Long-term investments	1,436,781	1,651,033
Goodwill	158,990	158,990
Acquisition-related intangibles, net	31,219	36,054
Other assets	214,436	220,048
Total Assets	$5,000,052	$4,729,451
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,947	$72,766
Accrued payroll and related liabilities	153,279	124,195
Income taxes payable	4,144	60,632
Deferred income on shipments to distributors	68,814	53,358
Deferred tax liabilities	126,211	51
Other accrued liabilities	110,690	75,786
Convertible debentures (Note 10)	930,085	—
Total current liabilities	1,482,170	386,788
Convertible debentures (Note 10)	—	922,666
Deferred tax liabilities	269,250	415,442
Long-term income taxes payable	14,545	37,579
Other long-term liabilities	2,211	3,680
Commitments and contingencies
Temporary equity (Note 10)	359,549	—
Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,682	2,636
Additional paid-in capital	1,060,125	1,276,278
Retained earnings	1,814,081	1,675,722
Accumulated other comprehensive income (loss)	(4,561)	8,660
Total stockholders’ equity	2,872,327	2,963,296
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,000,052	$4,729,451

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$298,484	$253,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,009	28,754
Amortization	9,770	8,455
Stock-based compensation	44,014	36,854
Net (gain) loss on sale of available-for-sale securities	148	(1,741)
Amortization of debt discount on convertible debentures	8,073	7,897
Provision for deferred income taxes	43,754	35,900
Excess tax benefit from stock-based compensation	(18,914)	(4,766)
Others	(691)	643
Changes in assets and liabilities:
Accounts receivable, net	(48,364)	(7,305)
Inventories	17,634	675
Prepaid expenses and other current assets	(6,667)	5,931
Other assets	(7,016)	(1,750)
Accounts payable	16,181	17,865
Accrued liabilities	71,660	1,444
Income taxes payable	(72,380)	(2,773)
Deferred income on shipments to distributors	15,457	(19,035)
Net cash provided by operating activities	399,152	360,316
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,178,565)	(2,020,793)
Proceeds from sale and maturity of available-for-sale securities	1,767,178	1,766,216
Purchases of property, plant and equipment	(19,742)	(15,978)
Other investing activities	37,217	(27,649)
Net cash used in investing activities	(393,912)	(298,204)
Cash flows from financing activities:
Repurchases of common stock	(69,981)	(178,148)
Proceeds from issuance of common stock through various stock plans, net	125,968	32,888
Payment of dividends to stockholders	(133,205)	(115,321)
Excess tax benefit from stock-based compensation	18,914	4,766
Net cash used in financing activities	(58,304)	(255,815)
Net decrease in cash and cash equivalents	(53,064)	(193,703)
Cash and cash equivalents at beginning of period	623,558	788,822
Cash and cash equivalents at end of period	$570,494	$595,119
Supplemental disclosure of cash flow information:
Interest paid	$18,651	$18,651
Income taxes paid, net of refunds	$65,903	$5,822
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2014 and 2013 are a 52-week year ending on March 29, 2014 and March 30, 2013, respectively. The quarters ended September 28, 2013 and September 29, 2012 each included 13 weeks.

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
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 28, 2013 and March 30, 2013, Avnet accounted for 64% of the Company’s total net accounts receivable for both periods. Resale of product through Avnet accounted for 47% and 48% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2014, respectively. For the second quarter and the first six months of fiscal 2013, resale of product through Avnet accounted for 44% and 45% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of net revenues for the second quarter of fiscal 2014 as well as the first six months of fiscal 2014 and 2013. One end customer accounted for 11% of the Company's worldwide net revenues for the second quarter of fiscal 2013.
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
As of September 28, 2013, approximately 32% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
The guidance for fair value measurements established by FASB defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first six months of fiscal 2014 and the Company did not adjust or override any fair value measurements as of September 28, 2013.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and March 30, 2013:

	September 28, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$168,053	$—	$—	$168,053
Bank certificates of deposit	—	29,997	—	29,997
Commercial paper	—	222,987	—	222,987
U.S. government and agency securities	25,000	—	—	25,000
Foreign government and agency securities	—	79,997	—	79,997
Short-term investments:
Bank certificates of deposit	—	64,979	—	64,979
Commercial paper	—	359,361	—	359,361
Corporate bonds	—	57,276	—	57,276
Municipal bonds	—	8,757	—	8,757
U.S. government and agency securities	632,517	186,250	—	818,767
Foreign government and agency securities	—	239,963	—	239,963
Mortgage-backed securities	—	144,468	—	144,468
Long-term investments:
Corporate bonds	—	242,670	—	242,670
Auction rate securities	—	—	22,636	22,636
Municipal bonds	—	19,837	—	19,837
U.S. government and agency securities	32,184	48,305	—	80,489
Mortgage-backed securities	—	1,012,206	—	1,012,206
Debt mutual fund	—	58,943	—	58,943
Derivative financial instruments, net	—	512	—	512
Total assets measured at fair value	$857,754	$2,776,508	$22,636	$3,656,898
Liabilities
Convertible debentures — embedded derivative	$—	$—	$407	$407
Total liabilities measured at fair value	$—	$—	$407	$407
Net assets measured at fair value	$857,754	$2,776,508	$22,229	$3,656,491

	March 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$108,311	$—	$—	$108,311
Bank certificates of deposit	—	79,995	—	79,995
Commercial paper	—	208,667	—	208,667
U.S. government and agency securities	95,039	—	—	95,039
Foreign government and agency securities	—	54,989	—	54,989
Short-term investments:
Bank certificates of deposit	—	44,992	—	44,992
Commercial paper	—	294,883	—	294,883
Corporate bonds	—	40,728	—	40,728
Municipal bonds	—	3,706	—	3,706
U.S. government and agency securities	416,887	75,011	—	491,898
Foreign government and agency securities	—	214,912	—	214,912
Mortgage-backed securities	—	68	—	68
Long-term investments:
Corporate bonds	—	235,275	—	235,275
Auction rate securities	—	—	28,700	28,700
Municipal bonds	—	21,234	—	21,234
U.S. government and agency securities	55,142	55,143	—	110,285
Mortgage-backed securities	—	1,192,612	—	1,192,612
Debt mutual fund	—	62,927	—	62,927
Total assets measured at fair value	$675,379	$2,585,142	$28,700	$3,289,221
Liabilities
Derivative financial instruments, net	$—	$1,615	$—	$1,615
Convertible debentures — embedded derivative	—	—	1,090	1,090
Total liabilities measured at fair value	$—	$1,615	$1,090	$2,705
Net assets measured at fair value	$675,379	$2,583,527	$27,610	$3,286,516

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance as of beginning of period	$28,081	$27,270	$27,610	$27,998
Total realized and unrealized gains (losses):
Included in interest and other expense, net	758	—	683	(614)
Included in other comprehensive income	(260)	254	586	490
Sales and settlements, net	(6,350)	—	(6,650)	(350)
Balance as of end of period	$22,229	$27,524	$22,229	$27,524
The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest and other expense, net	$758	$—	$683	$(614)

As of September 28, 2013, there were no material change to the input assumptions of the pricing model for the student loan auction rate securities as compared to the assumptions used as of our last fiscal year end. The valuation methodology was consistent with prior year.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Our Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair value of the 2.625% and 3.125% Debentures as of September 28, 2013 were approximately $973.8 million and $1.11 billion, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 28, 2013				March 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$168,053	$—	$—	$168,053	$108,311	$—	$—	$108,311
Bank certificates of deposit	94,976	—	—	94,976	124,987	—	—	124,987
Commercial paper	582,348	—	—	582,348	503,550	—	—	503,550
Corporate bonds	299,100	2,823	(1,977)	299,946	270,945	5,193	(135)	276,003
Auction rate securities	25,150	—	(2,514)	22,636	31,900	—	(3,200)	28,700
Municipal bonds	28,592	371	(369)	28,594	24,496	514	(70)	24,940
U.S. government and
agency securities	924,072	401	(217)	924,256	696,836	431	(45)	697,222
Foreign government and
agency securities	319,960	—	—	319,960	269,901	—	—	269,901
Mortgage-backed securities	1,158,484	10,830	(12,640)	1,156,674	1,180,156	17,601	(5,077)	1,192,680
Debt mutual fund	61,350	—	(2,407)	58,943	61,350	1,577	—	62,927
	$3,662,085	$14,425	$(20,124)	$3,656,386	$3,272,432	$25,316	$(8,527)	$3,289,221
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 28, 2013 and March 30, 2013:

	September 28, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$127,859	$(1,977)	$—	$—	$127,859	$(1,977)
Auction rate securities	—	—	22,636	(2,514)	22,636	(2,514)
Municipal bonds	9,691	(341)	862	(28)	10,553	(369)
U.S. government and
agency securities	212,267	(217)	—	—	212,267	(217)
Mortgage-backed securities	610,583	(11,932)	31,645	(708)	642,228	(12,640)
Debt mutual fund	58,943	(2,407)	—	—	58,943	(2,407)
	$1,019,343	$(16,874)	$55,143	$(3,250)	$1,074,486	$(20,124)

	March 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$27,114	$(135)	$—	$—	$27,114	$(135)
Auction rate securities	—	—	28,701	(3,200)	28,701	(3,200)
Municipal bonds	8,927	(70)	60	—	8,987	(70)
U.S. government and
agency securities	388,696	(45)	—	—	388,696	(45)
Mortgage-backed securities	367,561	(4,930)	11,029	(147)	378,590	(5,077)
	$792,298	$(5,180)	$39,790	$(3,347)	$832,088	$(8,527)

The gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to failed auction rate securities, which was due to adverse conditions in the global credit markets during the past five years.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 28, 2013 and March 30, 2013 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. Additionally, in the past several years a portion of the Company's investment in the auction rate securities were redeemed by the issuers at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 28, 2013 and March 30, 2013. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	September 28, 2013
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,858,718	$1,858,944
Due after one year through five years	384,528	385,905
Due after five years through ten years	252,551	254,235
Due after ten years	936,885	930,306
	$3,432,682	$3,429,390
As of September 28, 2013, $192.6 million of marketable debt securities with contractual maturities of greater than one year was classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Proceeds from sale of available-for-sale securities	$104,021	$119,058	$199,160	$201,163
Gross realized gains on sale of available-for-sale securities	$266	$1,042	$1,367	$1,829
Gross realized losses on sale of available-for-sale securities	(521)	(12)	(1,515)	(88)
Net realized gains (losses) on sale of available-for-sale securities	$(255)	$1,030	$(148)	$1,741
Amortization of premiums on available-for-sale securities	$6,904	$5,942	$14,063	$11,561
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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

As of September 28, 2013 and March 30, 2013, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	September 28, 2013	March 30, 2013
Singapore Dollar	$62,688	$70,197
Euro	40,200	39,865
Indian Rupee	14,573	16,941
British Pound	9,599	11,602
Japanese Yen	9,578	10,891
	$136,638	$149,496

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2013 and August 2015. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of September 28, 2013, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of September 28, 2013 that is expected to be reclassified into earnings within the next twelve months was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $407 thousand and $1.1 million as of September 28, 2013 and March 30, 2013, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments (forward foreign currency exchange contracts) as of September 28, 2013 and March 30, 2013, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 28, 2013	Prepaid expenses and other current assets	$2,422	Other accrued liabilities	$1,910
March 30, 2013	Prepaid expenses and other current assets	$1,179	Other accrued liabilities	$2,794

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for second quarter and the first six months of fiscal 2014 and 2013:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amount of gain recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$2,742	$7,968	$1,940	$5,505

Amount of loss reclassified from accumulated other comprehensive income into income (effective portion) *	$(1,389)	$(1,833)	$(2,095)	$(2,992)

Amount of gain recorded (ineffective portion) *	$24	$8	$7	$7

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income

Note 7.	Stock-Based Compensation Plans
The Company’s equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation included in:
Cost of revenues	$1,858	$1,473	$3,662	$3,201
Research and development	11,343	9,404	21,562	18,027
Selling, general and administrative	9,859	8,369	18,790	15,626
	$23,060	$19,246	$44,014	$36,854

During the first six months of fiscal 2014 and 2013, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $16.4 million and $3.3 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair value per share of stock options granted during the first six months of fiscal 2014 and 2013 was $6.06 and $6.35, respectively. No options were granted in the second quarter of fiscal 2014. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected life of options (years)	—	4.9	4.7	4.9
Expected stock price volatility	—%	29.0%	24.0%	29.0%
Risk-free interest rate	—%	0.7%	0.9%	0.7%
Dividend yield	—%	2.6%	2.6%	2.6%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the second quarter of fiscal 2014 was $37.81 ($31.12 for the second quarter of fiscal 2013), and for the first six months of fiscal 2014 was $37.63 ($31.57 for the first six months of fiscal 2013), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Risk-free interest rate	0.7%	0.4%	0.7%	0.4%
Dividend yield	2.5%	2.7%	2.5%	2.7%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Granted	5	$38.99
Exercised	(4,376)	$29.09
Forfeited/cancelled/expired	(45)	$33.44
September 28, 2013	8,337	$27.40
Options exercisable at:
September 28, 2013	7,678	$27.28
March 30, 2013	11,639	$28.07
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. On August 14, 2013, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 2.0 million shares and to extend the term of the 2007 Equity Plan to December 31, 2023. As of September 28, 2013, 15.6 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and six months ended September 28, 2013 was $52.5 million and $65.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and six months ended September 29, 2012 was $7.8 million and $11.7 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83
Granted	2,562	$37.63
Vested	(1,600)	$29.18
Cancelled	(170)	$31.38
September 28, 2013	6,788	$33.77
Employee Stock Purchase Plan
Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 529 thousand shares for $14.6 million during the second quarter of fiscal 2014 and 521 thousand shares for $14.1 million in the second quarter of fiscal 2013. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2014 and 2013 was $11.24 and $8.53, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2014 and 2013 were estimated at the date of grant using the following assumptions:

	2014	2013
Expected life of options (years)	1.25	1.25
Expected stock price volatility	23.0%	29.0%
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.1%	2.7%
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2014. On August 14, 2013, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of September 28, 2013, 10.4 million shares were available for future issuance out of 50.5 million shares authorized.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.
The total shares used in the denominator of the diluted net income per common share calculation included 15.5 million and 13.3 million potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2014, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility"). For the second quarter and the first six months of fiscal 2013, the total shares used in the denominator of the diluted net income per common share calculation included 5.5 million and 5.8 million, respectively, that are not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures.
Additionally, the total shares used in the denominator of the diluted net income per common share calculation includes 6.7 million and 5.6 million potentially dilutive common equivalent shares outstanding for the second quarter and the first six months of fiscal 2014, respectively, that are not included in basic net income per common share. For the second quarter and the first six months of fiscal 2013, the total shares used in the denominator of the diluted net income per common share calculation included 4.1 million and 4.3 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming exercise of outstanding stock options and warrants, vesting of outstanding RSUs and issuance of common stock under the ESPP.

Outstanding stock options and RSUs to purchase approximately 1.4 million and 3.7 million shares for the second quarter and for the first six months of fiscal 2014, respectively, under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 28, 2013	March 30, 2013
Raw materials	$12,851	$12,484
Work-in-process	148,506	165,034
Finished goods	22,351	23,732
	$183,708	$201,250

Note 10.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of September 28, 2013, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below.
The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 33.3681 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $29.97 per share of common stock. One of the conditions allowing holders of the 2.625% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of September 28, 2013 and as a result, the 2.625% Debentures were convertible at the option of the holders. As of September 28, 2013 the 2.625% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2.625% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2.625% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 28, 2013	March 30, 2013
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(56,995)	(64,767)
Hedge accounting adjustment – sale of interest rate swap	16,470	18,716
Net carrying value of the 2.625% Debentures	$559,475	$553,949

Equity component (including temporary equity) – net carrying value	$66,415	$66,415

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Contractual coupon interest	$3,938	$3,938	$7,875	$7,875
Amortization of debt issuance costs	362	362	724	724
Amortization of debt discount, net	2,763	2,763	5,526	5,526
Total interest expense related to the 2.625% Debentures	$7,063	$7,063	$14,125	$14,125
3.125% Junior Subordinated Convertible Debentures
As of September 28, 2013, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries.
The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 34.2957 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.16 per share of common stock. One of the conditions allowing holders of the 3.125% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of September 28, 2013 and as a result, the 3.125% Debentures were convertible at the option of the holders. As of September 28, 2013 the 3.125% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 3.125% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 3.125% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 28, 2013	March 30, 2013
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(318,073)	(320,620)
Unamortized discount of embedded derivative from date of issuance	(1,359)	(1,388)
Carrying value of liability component – 3.125% Debentures	370,203	367,627
Carrying value of embedded derivative component	407	1,090
Net carrying value of the 3.125% Debentures	$370,610	$368,717

Equity component (including temporary equity) – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Contractual coupon interest	$5,388	$5,388	$10,776	$10,776
Amortization of debt issuance costs	55	55	112	112
Amortization of embedded derivative	14	14	29	29
Amortization of debt discount	1,285	1,196	2,547	2,371
Fair value adjustment of embedded derivative	(758)	—	(683)	614
Total interest expense related to the 3.125% Debentures	$5,984	$6,653	$12,781	$13,902
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 28, 2013, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through September 28, 2013, the Company had used $80.5 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $669.5 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of September 28, 2013 and March 30, 2013.

During the first six months of fiscal 2014, the Company repurchased 1.5 million shares of common stock in the open market for a total of $70.0 million. During the first six months of fiscal 2013, the Company repurchased 5.6 million shares of common stock for a total of $178.1 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income	$5,363	$6,271	$10,966	$12,063
Interest expense	(13,047)	(13,717)	(26,906)	(28,027)
Other expense, net	(3,313)	(2,557)	(4,987)	(3,711)
	$(10,997)	$(10,003)	$(20,927)	$(19,675)

Note 13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	September 28, 2013	March 30, 2013
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(3,578)	$10,519
Accumulated unrealized gain (loss) on hedging transactions, net of tax	572	(1,368)
Accumulated cumulative translation adjustment	(1,555)	(491)
Accumulated other comprehensive income (loss)	$(4,561)	$8,660
The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $11.3 million and $37.3 million for the second quarter and the first six months of fiscal 2014, respectively, representing effective tax rates of 7% and 11%, respectively. The Company recorded tax provisions of $14.6 million and $39.7 million for the second quarter and the first six months of fiscal 2013, respectively, representing effective tax rates of 11% and 14%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
During the six-month period ended September 28, 2013, there was a decrease in current deferred tax assets, an increase in current deferred tax liabilities and a decrease in long-term deferred tax liabilities. These changes in deferred tax assets and liabilities primarily related to the reclassification of the Company's debentures from long-term liabilities and additional paid-in capital to current liabilities and temporary equity. See "Note 10. Convertible Debentures and Revolving Credit Facility" for further disclosure of the underlying changes. In addition, there was a significant U.S. federal tax payment which reduced the income taxes payable balance.
The Company’s total gross unrecognized tax benefits as of September 28, 2013, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $36.0 million in the second quarter of fiscal 2014 to $34.1 million. The decrease was primarily attributable to reductions in positions for prior years as a result of proposed regulations released on September 5, 2013, which provided clarification on the treatment of research expenditures. Due to the clarification, certain aspects of the U.S. Federal and state research credit calculations and certain related expenses were determined to meet the more likely than not threshold for recording an uncertain tax benefit. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $12.1 million as of September 28, 2013. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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

Fiscal	(In thousands)
2014 (remaining six months)	$2,881
2015	4,472
2016	3,026
2017	2,295
2018	3,114
Thereafter	5,110
Total	$20,898
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $6.1 million as of September 28, 2013. Rent expense, net of rental income, under all operating leases was $725 thousand and $1.5 million for the second quarter and the first six months of fiscal 2014, respectively. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.1 million for the second quarter and the first six months of fiscal 2013, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2014 or 2013.
Other commitments as of September 28, 2013 totaled $105.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 28, 2013, the Company also had $16.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2016.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property (IP) until July 2023. License payments will be amortized over the useful life of the IP acquired.

Note 16.	Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2014 and the end of fiscal 2013, the accrual balances of the product warranty liability were immaterial.
The Company offers, subject to certain terms and conditions, to indemnify certain customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party IP rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure. To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products. The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

Note 17.	Contingencies

Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against the Company in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by the Company. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales from March 2002 to May 2012. On August 30, 2013, a judge in the U.S. District Court for the Eastern District of Texas, Marshall Division, issued a memorandum order finding enhanced damages to be appropriate in the patent infringement suit brought against the Company. The judge’s order for enhanced damages adjusted the jury award to approximately $38.5 million on the basis of the judge’s consideration of applicable factors. On September 3, 2013, the court also issued an order requiring the Company to pay approximately $2.5 million for PACT’s costs and attorneys’ fees and an order requiring the Company to pay approximately $3.0 million for pre- and post-judgment interest. The court denied without prejudice PACT’s motion for ongoing royalties on Xilinx sales from May 2012 and onwards which are subject to the patents in suit, and ordered the parties to negotiate resolution of the future royalty rate on such Xilinx sales. Final judgment in the case was issued on September 4, 2013.

As a result of the August 30, 2013 and September 3, 2013 orders, the Company recorded a charge of $28.6 million in the second quarter of fiscal year 2014. The Company is unable to estimate the possible range of loss regarding the ongoing and future royalties at this time. On October 2, 2013, the Company filed a Notice of Appeal with the U.S. District Court for the Eastern District of Texas, Marshall Division of its appeal to the U.S. Court of Appeals for the Federal Circuit.

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to one patent and seeks judgment of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys’ fees.

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

On May 30, 2012, a patent infringement lawsuit was filed by Semcon against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon sought unspecified damages, costs and expenses. On August 5, 2013 the lawsuit was dismissed and the Company was indemnified by other parties involved in the action, therefore no payment was made by the Company in connection with the dismissal.

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

The Company intends to continue to protect and defend our IP vigorously.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which the Company is a party of which any of its property is the subject.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to IP, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

Note 18.	Goodwill and Acquisition-Related Intangibles
As of September 28, 2013 and March 30, 2013, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	September 28, 2013	March 30, 2013	Weighted Average Amortization Life
Goodwill	$158,990	$158,990
Core technology, gross	89,360	89,360	5.8 years
Less accumulated amortization	(58,578)	(54,201)
Core technology, net	30,782	35,159
Other intangibles, gross	46,516	46,516	2.7 years
Less accumulated amortization	(46,079)	(45,621)
Other intangibles, net	437	895
Total acquisition-related intangibles, gross	135,876	135,876
Less accumulated amortization	(104,657)	(99,822)
Total acquisition-related intangibles, net	$31,219	$36,054
Amortization expense for acquisition-related intangibles for the three and six months ended September 28, 2013 was $2.4 million and $4.8 million, respectively. Amortization expense for acquisition-related intangibles for the three and six months ended September 29, 2012 was $2.3 million and $4.5 million, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of September 28, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2014 (remaining six months)	$4,707
2015	8,845
2016	8,244
2017	6,473
2018	2,347
Thereafter	603
Total	$31,219

Note 19.	Subsequent Event
On October 15, 2013, the Company’s Board of Directors declared a cash dividend of $0.25 per common share for the third quarter of fiscal 2014. The dividend is payable on November 27, 2013 to stockholders of record on November 6, 2013.

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
Results of Operations: Second quarter and first six months of fiscal 2014 compared to the second quarter and first six months of fiscal 2013
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.5	34.5	30.8	34.3
Gross margin	69.5	65.5	69.2	65.7
Operating expenses:
Research and development	20.9	21.0	20.1	20.9
Selling, general and administrative	16.1	16.9	16.0	16.7
Amortization of acquisition-related intangibles	0.4	0.4	0.4	0.4
Litigation and contingencies	4.8	—	2.4	—
Total operating expenses	42.2	38.3	38.9	38.0
Operating income	27.3	27.2	30.3	27.7
Interest and other expense, net	1.8	1.8	1.8	1.7
Income before income taxes	25.5	25.4	28.5	26.0
Provision for income taxes	1.9	2.7	3.2	3.5
Net income	23.6%	22.7%	25.3%	22.5%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wireless and wireline communications, industrial, scientific and medical, aerospace and defense, consumer, automotive, audio, video and broadcast, storage and servers and office automation. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex®-7, Kintex™-7, Artix®-7, Zynq™-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner™-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions (PROMs), HardWire, software and support services.
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
Net revenues of $598.9 million in the second quarter of fiscal 2014 represented a 10% increase from the comparable prior year period of $543.9 million. Net revenues from New Products increased significantly in the second quarter of fiscal 2014 versus the comparable prior year period, but were offset by declines from our Mainstream Products. No end customer accounted for more than 10% of our net revenues for the second quarter of fiscal 2014 as well as the first six months of fiscal 2014 and 2013. One end customer accounted for 11% of our net revenues for the second quarter of fiscal 2013.
For the first six months of fiscal 2014, approximately 59% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of September 28, 2013, we had $91.7 million of deferred revenue and $22.9 million of deferred cost of revenues recognized as a net $68.8 million of deferred income on shipments to distributors. As of March 30, 2013, we had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the second quarter and the first six months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	% Change	September 29, 2012	September 28, 2013	% Change	September 29, 2012
New Products	$213.7	100	$106.9	$388.8	88	$206.8
Mainstream Products	201.6	(22)	259.6	412.1	(20)	512.9
Base Products	163.0	4	156.8	335.0	(8)	363.9
Support Products	20.6	—	20.6	42.0	(3)	43.1
Total net revenues	$598.9	10	$543.9	$1,177.9	5	$1,126.7

Net revenues from New Products increased significantly both in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The increases were primarily due to significant growth from our 28-nanometer (nm) products as well as increased sales from our 40-nm Virtex-6 and our 45-nm Spartan-6 product families. We expect sales of our New Products, as currently defined, to continue to grow as more customer programs enter into volume production.

Net revenues from Mainstream Products decreased both in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 product family.
Net revenues from Base Products increased in the second quarter of fiscal 2014, but decreased in the first six months of fiscal 2014 from the comparable prior year periods. The increase in the second quarter of fiscal 2014 was due to strength from our Virtex-2 product family in several Aerospace and Defense applications, while the decrease in the first six months of fiscal 2014 was mainly attributable to the decline in sales of our older products, in particular, our Virtex-4 product family.
Net revenues from Support Products were essentially flat in the second quarter of fiscal 2014 and slightly decreased in the first six months of fiscal 2014 from the comparable prior year periods. The decrease in the first six months of fiscal 2014 was due to a decline in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. Net revenues by end markets were classified into the following four categories: Communications and Data Center; Industrial, Aerospace and Defense; Broadcast, Consumer and Automotive; and Other. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the second quarter and the first six months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 28, 2013	% Change in Dollars	September 29, 2012	September 28, 2013	% Change in Dollars	September 29, 2012
Communications and Data Center	43%	(3)	49%	44%	(3)	47%
Industrial, Aerospace and Defense	38	32	32	37	20	33
Broadcast, Consumer and Automotive	16	17	15	16	5	16
Other	3	(25)	4	3	(34)	4
Total net revenues	100%	10	100%	100%	5	100%
Net revenues from the Communications and Data Center end market decreased in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The decrease in the second quarter of fiscal 2014 was primarily due to weaker sales from wired and wireless communication applications. For the first six months of fiscal 2014, the decrease was driven by weaker sales in wired communications, partially offset by higher sales in the wireless communication application.
Net revenues from the Industrial, Aerospace and Defense end market increased in both the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The increases were due to broad-based strength from the industrial, aerospace and defense applications, particularly related to strong customer acceptance on our 28-nm products, as well as strength from legacy products serving this end market.
Net revenues from the Broadcast, Consumer and Automotive end market increased in the second quarter as well as the first six months of fiscal 2014 (in terms of absolute dollars) from the comparable prior year periods. The increases for both periods were mainly due to increases in sales from audio, video and broadcast, and consumer applications. Additionally, net revenues from automotive application increased for the second quarter of fiscal 2014 but declined for the first six months of fiscal 2014.
Net revenues from the Other end market decreased in both the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The decreases were due primarily to weaker sales from computing and storage applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	% Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
North America	$187.2	22	$153.1	$369.8	14	$325.7
Asia Pacific	229.2	17	195.6	436.4	9	398.7
Europe	130.3	(7)	140.3	268.6	(8)	292.8
Japan	52.2	(5)	54.9	103.1	(6)	109.5
Total net revenues	$598.9	10	$543.9	$1,177.9	5	$1,126.7

Net revenues in North America increased in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The increases were primarily attributable to stronger sales from Industrial, Aerospace and Defense end market.
Net revenues in Asia Pacific increased in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The increases were primarily due to increase in sales from the Broadcast, Consumer and Automotive end market as well as wireless communication applications.
Net revenues in Europe declined in the second quarter and the first six months of fiscal 2014 compared with the comparable prior year periods. The declines were primarily due to decreased sales from wired and wireless communication applications.
Net revenues in Japan declined in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The declines were primarily due to decreased sales from Communications and Data Center and Broadcast, Consumer and Automotive end markets.
Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Gross margin	$416.1	17%	$356.2	$815.4	10%	$740.6
Percentage of net revenues	69.5%		65.5%	69.2%		65.7%

Gross margin was 4.0 and 3.5 percentage points higher, respectively, in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The gross margin increases in both periods were driven primarily by continued focus on margin expansion and cost reduction across our product portfolio, as well as product mix.

New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
Gross margin may be affected in the future due to shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We will attempt to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management.
Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Research and development	$125.0	10%	$113.9	$236.5	1%	$235.3
Percentage of net revenues	21%		21%	20%		21%

R&D spending increased $11.1 million, or 10%, for the second quarter of fiscal 2014 from the comparable prior year period. For the first six months of fiscal 2014, R&D spending increased slightly by $1.2 million, or 1%. The increases in both periods were primarily attributable to higher employee-related expenses (including employee compensation related to variable spending and stock-based compensation expense), partially offset by decreased mask and wafer expenses.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Selling, general and administrative	$96.3	5%	$91.9	$188.7	—%	$188.1
Percentage of net revenues	16%		17%	16%		17%

SG&A expenses increased by $4.4 million during the second quarter of fiscal 2014, but remained essentially flat during the first six months of fiscal 2014 from the comparable prior year periods. The increase during the second quarter of fiscal 2014 was primarily attributable to higher employee-related expenses (including employee compensation related to variable spending and stock-based compensation expense). For the first six months of fiscal 2014, the increase in employee-related expenses was partially offset by a reduction in legal expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Amortization of acquisition-related intangibles	$2.4	4%	$2.3	$4.8	8%	$4.5

Amortization expense for the three months ended September 28, 2013 was relatively flat and slightly increased for the six months ended September 28, 2013 as from the comparable prior year periods. The increase for the six months ended September 28, 2013 was due to the impact of amortization of intangible assets obtained from acquisitions in the second quarter of fiscal 2013.

Litigation and Contingencies

On August 30, 2013, a judge in the Federal District Court for the Eastern District of Texas, Marshall Division, issued a memorandum order finding enhanced damages to be appropriate in the patent infringement suit brought against us by PACT. The judge's order for enhanced damages adjusted the prior $15.4 million award to approximately $38.5 million on the basis of the judge's consideration of applicable factors. On September 3, 2013, the court also issued an order requiring us to pay approximately $2.5 million for PACT's costs and attorneys' fees and an order requiring us to pay approximately $3.0 million for pre- and post-judgment interest. The court denied without prejudice PACT’s motion for ongoing royalties on our sales from May 2012 and onwards which are subject to the patents in suit, and ordered the parties to negotiate resolution of the future royalty rate on such sales. Final judgment in the case was issued on September 4, 2013.
As a result of the August 30, 2013 and September 3, 2013 orders, we recorded a charge of $28.6 million in the quarter ending September 28, 2013. See "Note 17. "Contingencies" to our consolidated financial statements, included in Part 1. “Financial Information,” for additional information).

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Stock-based compensation included in:
Cost of revenues	$1.9	26%	$1.5	$3.7	14%	$3.2
Research and development	11.3	21%	9.4	21.5	20%	18.1
Selling, general and administrative	9.9	18%	8.3	18.8	20%	15.6
	$23.1	20%	$19.2	$44.0	19%	$36.9
The increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2014 from the comparable prior year periods were primarily related to higher expense associated with RSUs, as we granted more RSUs at a higher fair value in the recent years. The higher expense from RSUs was partially offset by lower expenses related to stock option grants as we granted a fewer number of stock options in the current fiscal year.
Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Interest and other expense, net	$11.0	10%	$10.0	$20.9	6%	$19.7
Percentage of net revenues	2%		2%	2%		2%
Our net interest and other expense increased slightly by $1.0 million and $1.2 million, respectively, in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods. The slight increases were primarily due to lower investment income for the current periods.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2013	Change	September 29, 2012	September 28, 2013	Change	September 29, 2012
Provision for income taxes	$11.3	(23)%	$14.6	$37.3	(6)%	$39.7
Percentage of net revenues	2%		3%	3%		4%
Effective tax rate	7%		11%	11%		14%
The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as we intend to permanently reinvest these earnings outside of the U.S.
The decreases in the effective tax rate in the second quarter and the first six months of fiscal 2014 from the comparable prior year periods were primarily attributable to the reinstatement of the U.S. federal research tax credit on January 2, 2013.
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
The combination of cash, cash equivalents and short-term and long-term investments as of September 28, 2013 and March 30, 2013 totaled $3.70 billion and $3.37 billion, respectively. As of September 28, 2013, we had cash, cash equivalents and short-term investments of $2.26 billion and working capital of $1.32 billion. As of March 30, 2013, cash, cash equivalents and short-term investments were $1.71 billion and working capital was $1.91 billion. The decrease in working capital balance as of September 28, 2013 from the balance as of March 30, 2013 was primarily due to the reclassification of our convertible debentures as a current liability on our condensed consolidated balance sheet (see "Note 10. Convertible Debentures and Revolving Credit

Facility" to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information).
As of September 28, 2013, we had $1.50 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $822.2 million of the $1.50 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 28, 2013. The remaining amount of non-U.S. cash and cash equivalents and short-term investments had been permanently reinvested and, therefore, no U.S. current or deferred taxes had been accrued and this amount was intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Operating Activities — During the first six months of fiscal 2014, our operations generated net positive cash flow of $399.2 million, which was $38.8 million higher than the $360.3 million generated during the first six months of fiscal 2013. The positive cash flow from operations generated during the first six months of fiscal 2014 was primarily from net income as adjusted for non-cash related items, increases in accrued liabilities, accounts payable and deferred income on shipments to distributor, as well as a decrease in inventories. These items were partially offset by a decrease in income taxes payable, as well as increases in accounts receivable. Accounts receivable increased by $48.4 million and days sales outstanding (DSO) increased to 43 days at September 28, 2013 from 38 days at March 30, 2013 due to timing of shipments. Our inventory levels were $17.5 million lower at September 28, 2013 compared to March 30, 2013. Combined inventory days at Xilinx and distribution decreased to 103 days at September 28, 2013 from 108 days at March 30, 2013. While we were able to manage our inventory and reduce the combined inventory days in the past few quarters, the combined inventory days as of March 30, 2013 and September 28, 2013 were still relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. We expect to ship the vast majority of these parts over the next two years.
For the first six months of fiscal 2013, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, an increase in accounts payable, as well as a decrease in prepaid expenses and other current assets. These items were partially offset by decreases in deferred income on shipments to distributors and income taxes payable, as well as an increase in accounts receivable.
Investing Activities — Net cash used in investing activities of $393.9 million during the first six months of fiscal 2014 consisted of net purchases of available-for-sale securities of $411.4 million and $19.7 million for purchases of property, plant and equipment, partially offset by $37.2 million net cash received from other investing activities. Net cash used in investing activities of $298.2 million during the first six months of fiscal 2013 consisted of net purchases of available-for-sale securities of $254.6 million, $16.0 million for purchases of property, plant equipment and $27.6 million for other investing activities.
Financing Activities — Net cash used in financing activities was $58.3 million during the first six months of fiscal 2014 and consisted of $133.2 million of dividend payments to stockholders and $70.0 million in repurchase of common stocks, offset by $126.0 million of net proceeds from the issuance of common stock under employee stock plans and $18.9 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2013 period, net cash used in financing activities was $255.8 million and consisted of $178.1 million of repurchase of common stock and $115.3 million for dividend payments to stockholders, offset by $32.9 million proceeds from the issuance of common stock under employee stock plans and $4.8 million for the excess tax benefit from stock-based compensation.
Temporary and stockholders’ equity increased $268.6 million during the first six months of fiscal 2014. The increase was primarily attributable to $298.5 million in net income for the first six months of fiscal 2014, $126.0 million of issuance of common stock under employee stock plans and $44.0 million of stock-based compensation. The increase was partially offset by $133.2 million of payment of dividends to stockholders and $70.0 million in repurchase of common stocks. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures that impacted our temporary and stockholders' equity.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of September 28, 2013 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 28, 2013, we had $105.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 28, 2013, we also had $16.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2016.
We committed up to $5.0 million to acquire, in the future, rights to IP until July 2023. License payments will be amortized over the useful life of the IP acquired.
As of September 28, 2013, we had $689.6 million of 3.125% Debentures outstanding. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. We also had another $600.0 million of 2.625% Debentures outstanding. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. As of September 28, 2013, these debentures were convertible at the option of the holders. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of September 28, 2013, $14.5 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of September 28, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Liquidity and Capital Resources
Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $250.0 million revolving credit facility entered into in December 2011 (expiring in December 2016). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the revolving credit facility will not be impacted by adverse conditions in the financial markets. Our revolving credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.
We repurchased 1.5 million shares of our common stock for $70.0 million during the first six months of fiscal 2014 (see "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information). We used $178.1 million of cash to repurchase 5.6 million shares of common stock during the first six months of fiscal 2013. During the first six months of fiscal 2014, we paid $133.2 million in cash dividends to stockholders, representing $0.50 per common share. During the first six months of fiscal 2013, we paid $115.3 million in cash dividends to stockholders, representing $0.44 per common share. On October 15, 2013, our Board of Directors declared a cash dividend of $0.25 per common share for the second quarter of fiscal 2014. The dividend is payable on November 27, 2013 to stockholders of record on November 6, 2013. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.49 billion as of September 28, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 28, 2013 would have affected the fair value of our investment portfolio by less than $51.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 28, 2013 and March 30, 2013, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	September 28, 2013	March 30, 2013
Singapore Dollar	$62,688	$70,197
Euro	40,200	39,865
Indian Rupee	14,573	16,941
British Pound	9,599	11,602
Japanese Yen	9,578	10,891
	$136,638	$149,496

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between October 2013 and August 2015. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized and reclassified into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 28, 2013 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 28, 2013 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Patent Litigation

On December 28, 2007, a patent infringement lawsuit was filed by PACT against Xilinx in the U.S. District Court for the Eastern District of Texas, Marshall Division (PACT XPP Technologies, AG. v. Xilinx, Inc. and Avnet, Inc. Case No. 2:07-CV-563). The lawsuit pertained to eleven different patents and PACT sought injunctive relief, damages including enhanced damages, interest and attorneys’ fees. Nine of the eleven patents were dismissed from the case prior to trial. Trial commenced in the matter on May 14, 2012 and on May 18, 2012 the jury concluded its deliberations. The jury found five claims of the two patents held by PACT were valid and were willfully infringed by us. The jury awarded PACT the sum of $15.4 million as damages and royalties on past Xilinx sales from March 2002 to May 2012. On August 30, 2013, a judge in the U.S. District Court for the Eastern District of Texas, Marshall Division, issued a memorandum order finding enhanced damages to be appropriate in the patent infringement suit brought against us. The judge’s order for enhanced damages adjusted the jury award to approximately $38.5 million on the basis of the judge’s consideration of applicable factors. On September 3, 2013, the court also issued an order requiring us to pay approximately $2.5 million for PACT’s costs and attorneys’ fees and an order requiring us to pay approximately $3.0 million for pre- and post-judgment interest. The court denied without prejudice PACT’s motion for ongoing royalties on Xilinx sales from May 2012 and onwards which are subject to the patents in suit, and ordered the parties to negotiate resolution of the future royalty rate on such Xilinx sales. Final judgment in the case was issued on September 4, 2013.

As a result of the August 30, 2013 and September 3, 2013 orders, we recorded a charge of $28.6 million in the second quarter of fiscal year 2014. We are unable to estimate our range of possible loss regarding the ongoing and future royalties at this time. On October 2, 2013, we filed a Notice of Appeal with the U.S. District Court for the Eastern District of Texas, Marshall Division of its appeal to the U.S. Court of Appeals for the Federal Circuit.

On February 14, 2011, we filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, we amended our complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671). The lawsuit pertains to one patent and seeks judgment of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys’ fees.

On February 15, 2011, Intellectual Ventures added us as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which we are alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees and the proceedings are in their early stages. We are unable to estimate our range of possible loss in this matter at this time.

On October 17, 2011, we filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss our claim for violation of California Business and Professions Code section 17200. We have amended our complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertains to two patents and seeks judgments of non-infringement by us and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

On May 30, 2012, a patent infringement lawsuit was filed by Semcon against the Company in the United States District Court for the District of Delaware (Semcon Tech, LLC v. Xilinx, Inc., Case No. 1:12-CV-00691). The lawsuit pertains to one patent and Semcon sought unspecified damages, costs and expenses. On August 5, 2013 the lawsuit was dismissed and we were indemnified by other parties involved in the action, therefore no payment was made by us in connection with the dismissal.

On November 5, 2012, a patent infringement lawsuit was filed by Mosaid against us in the U.S. District Court for the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No. 6:12-CV-00847). The lawsuit pertains to five patents and Mosaid seeks unspecified damages, costs, fees, royalties and injunctive relief and the proceedings are in their early stages. We are unable to estimate our range of possible loss in this matter at this time.

We intend to continue to protect and defend our IP vigorously.

Other Matters

Except as stated above, there are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. These include disputes and lawsuits related to IP, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.

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
During the past five years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. Recent events have also elevated concerns that macroeconomic conditions will worsen and economic recovery will be delayed. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions persist or worsen, a number of negative effects on our business could continue, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Resale of product through Avnet accounted for 48% of our worldwide net revenues in the first six months of fiscal 2014, and as of September 28, 2013, Avnet accounted for 64% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Our international operations have grown because we have established certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weaknesses in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, by political instability, terrorist activity or U.S. or other military actions could adversely impact economic activity and lead to a contraction of capital spending by our customers. Any or all of these factors could adversely affect our financial condition and results of operations in the future.
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
Our failure to protect and defend our IP could impair our ability to compete effectively.
We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our IP. We cannot provide assurance that such IP rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other IP rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against our indemnitees or us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our IP could materially adversely affect our financial condition and results of operations.
Our ability to design and introduce new products in a timely manner is dependent upon third-party IP.
In the design and development of new products and product enhancements, we rely on third-party IP such as software development tools and hardware testing tools. Furthermore, certain product features may rely on IP acquired from third parties. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party IP or development tools that are available to us. If the third-party IP that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be adversely affected.

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
The independent foundries upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC’s and TSMC's foundries in Taiwan and our assembly and test partners in other regions as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us. For example, our customers’ supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims can often be significant. For example, a judge recently issued memorandum orders awarding approximately $38.5 million in damages in our litigation with PACT. Certain other claims are not yet resolved, including those that are discussed under Item 1. "Legal Proceedings," included in Part II of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty.
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
Our outstanding debentures have conditional conversion features. In the event the conditional conversion features of the debentures are triggered, holders of such debentures will be entitled to convert the debentures at any time during specified periods at their option. If one or more holders elect to convert their debentures, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. Even if holders do not elect to convert their debentures, as happened during the first half fiscal 2014, we were required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the debentures as a current rather than long-term liability, which resulted in a material reduction of our net working capital. In addition, we were required to increase the number of shares used in our per share calculations to reflect the potentially dilutive impact of the conversion.
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
As of September 28, 2013 we had 2.00 billion authorized common shares, of which 268.2 million shares were outstanding. In addition, 41.1 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 20.0 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of September 28, 2013 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

In August 2012, the Board authorized the repurchase of $750.0 million of common stock and debentures through the 2012 Repurchase Program. The 2012 Repurchase Programs have no stated expiration date. Through September 28, 2013, the Company had used $80.5 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $669.5 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the second quarter of fiscal 2014:

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
June 30, 2013 to August 3, 2013	429	$46.61	429	$719,453
August 4, 2013 to August 31, 2013	1,106	$45.18	1,106	$669,461
September 1, 2013 to September 28, 2013	—	$—	—	$669,461
Total for the Quarter	1,535		1,535

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 28, 2013	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)