Form 10-Q
period 2013-12-28
XILINX INC
filed 2014-01-30
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 17, 2014
Common Stock, $.01 par value	266,854,824

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenues	$586,816	$509,767	$1,764,708	$1,636,484
Cost of revenues	180,792	170,493	543,308	556,617
Gross margin	406,024	339,274	1,221,400	1,079,867
Operating expenses:
Research and development	128,092	129,055	364,635	364,389
Selling, general and administrative	91,794	86,823	280,520	274,952
Amortization of acquisition-related intangibles	2,589	2,554	7,425	7,021
Litigation and contingencies	(19,190)	—	9,410	—
Total operating expenses	203,285	218,432	661,990	646,362
Operating income	202,739	120,842	559,410	433,505
Interest and other expense, net	4,807	5,149	25,734	24,824
Income before income taxes	197,932	115,693	533,676	408,681
Provision for income taxes	22,055	12,045	59,315	51,765
Net income	$175,877	$103,648	$474,361	$356,916
Net income per common share:
Basic	$0.66	$0.40	$1.78	$1.36
Diluted	$0.61	$0.38	$1.66	$1.31
Cash dividends per common share	$0.25	$0.22	$0.75	$0.66
Shares used in per share calculations:
Basic	267,780	260,690	266,068	261,723
Diluted	288,195	271,174	285,380	271,861

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income	$175,877	$103,648	$474,361	$356,916
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(2,901)	(2,253)	(16,831)	4,899
Reclassification adjustment for gain on available-for-sale securities	(21)	(421)	(188)	(1,336)
Change in net unrealized gain (loss) on hedging transactions	(96)	(703)	(251)	1,809
Reclassification adjustment for (gain) loss on hedging transactions	(259)	19	1,836	3,011
Cumulative translation adjustment	290	(51)	(774)	(484)
Other comprehensive income (loss)	(2,987)	(3,409)	(16,208)	7,899
Total comprehensive income	$172,890	$100,239	$458,153	$364,815

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 28, 2013	March 30, 2013 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$631,879	$623,558
Short-term investments	1,825,540	1,091,187
Accounts receivable, net	207,248	229,175
Inventories	206,728	201,250
Deferred tax assets	2,066	60,709
Prepaid expenses and other current assets	74,365	91,760
Total current assets	2,947,826	2,297,639
Property, plant and equipment, at cost:	802,093	784,796
Accumulated depreciation and amortization	(447,293)	(419,109)
Net property, plant and equipment	354,800	365,687
Long-term investments	1,287,392	1,651,033
Goodwill	159,296	158,990
Acquisition-related intangibles, net	31,329	36,054
Other assets	221,158	220,048
Total Assets	$5,001,801	$4,729,451
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,123	$72,766
Accrued payroll and related liabilities	152,397	124,195
Income taxes payable	4,595	60,632
Deferred income on shipments to distributors	48,075	53,358
Deferred tax liabilities	140,601	51
Other accrued liabilities	61,894	75,786
Convertible debentures (Note 10)	934,392	—
Total current liabilities	1,432,077	386,788
Convertible debentures (Note 10)	—	922,666
Deferred tax liabilities	279,696	415,442
Long-term income taxes payable	10,576	37,579
Other long-term liabilities	2,481	3,680
Commitments and contingencies
Temporary equity (Note 10)	355,243	—
Stockholder’s equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,665	2,636
Additional paid-in capital	1,037,592	1,276,278
Retained earnings	1,889,019	1,675,722
Accumulated other comprehensive income (loss)	(7,548)	8,660
Total stockholders’ equity	2,921,728	2,963,296
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,001,801	$4,729,451

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$474,361	$356,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,604	42,434
Amortization	14,828	12,878
Stock-based compensation	68,353	56,616
Net (gain) loss on sale of available-for-sale securities	277	(2,489)
Amortization of debt discount on convertible debentures	12,144	11,877
Provision for deferred income taxes	70,168	48,302
Excess tax benefit from stock-based compensation	(20,248)	(6,312)
Others	(1,512)	437
Changes in assets and liabilities:
Accounts receivable, net	21,927	(17,292)
Inventories	(5,208)	(21,018)
Prepaid expenses and other current assets	(7,929)	5,021
Other assets	(15,695)	(6,208)
Accounts payable	17,357	19,953
Accrued liabilities	28,303	3,088
Income taxes payable	(77,905)	(4,334)
Deferred income on shipments to distributors	(5,283)	(16,985)
Net cash provided by operating activities	615,542	482,884
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,152,726)	(2,965,026)
Proceeds from sale and maturity of available-for-sale securities	2,758,941	2,684,994
Purchases of property, plant and equipment	(30,717)	(24,053)
Other investing activities	27,092	(32,349)
Net cash used in investing activities	(397,410)	(336,434)
Cash flows from financing activities:
Repurchases of common stock	(167,121)	(197,750)
Proceeds from issuance of common stock through various stock plans, net	137,363	51,950
Payment of dividends to stockholders	(200,301)	(172,647)
Excess tax benefit from stock-based compensation	20,248	6,312
Net cash used in financing activities	(209,811)	(312,135)
Net increase (decrease) in cash and cash equivalents	8,321	(165,685)
Cash and cash equivalents at beginning of period	623,558	788,822
Cash and cash equivalents at end of period	$631,879	$623,137
Supplemental disclosure of cash flow information:
Interest paid	$26,526	$26,526
Income taxes paid, net of refunds	$67,335	$6,917
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2014 and 2013 are a 52-week year ending on March 29, 2014 and March 30, 2013, respectively. The quarters ended December 28, 2013 and December 29, 2012 each included 13 weeks.

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
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 28, 2013 and March 30, 2013, Avnet accounted for 55% and 64% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 45% and 47% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2014, respectively. For the third quarter and the first nine months of fiscal 2013, resale of product through Avnet accounted for 47% and 46% of the Company’s worldwide net revenues, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
As of December 28, 2013, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during the first nine months of fiscal 2014 and the Company did not adjust or override any fair value measurements as of December 28, 2013.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and March 30, 2013:

	December 28, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$152,160	$—	$—	$152,160
Bank certificates of deposit	—	29,996	—	29,996
Commercial paper	—	19,996	—	19,996
Corporate bonds	—	172,237	—	172,237
U.S. government and agency securities	109,996	—	—	109,996
Foreign government and agency securities	—	79,987	—	79,987
Short-term investments:
Bank certificates of deposit	—	109,960	—	109,960
Commercial paper	—	179,978	—	179,978
Corporate bonds	—	310,845	—	310,845
Municipal bonds	—	11,990	—	11,990
U.S. government and agency securities	506,442	157,918	—	664,360
Foreign government and agency securities	—	229,940	—	229,940
Mortgage-backed securities	—	318,467	—	318,467
Long-term investments:
Corporate bonds	—	229,290	—	229,290
Auction rate securities	—	—	19,856	19,856
Municipal bonds	—	17,869	—	17,869
U.S. government and agency securities	11,720	44,270	—	55,990
Mortgage-backed securities	—	908,906	—	908,906
Debt mutual fund	—	55,481	—	55,481
Derivative financial instruments, net	—	473	—	473
Total assets measured at fair value	$780,318	$2,877,603	$19,856	$3,677,777
Liabilities
Convertible debentures — embedded derivative	$—	$—	$628	$628
Total liabilities measured at fair value	$—	$—	$628	$628
Net assets measured at fair value	$780,318	$2,877,603	$19,228	$3,677,149

	March 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$108,311	$—	$—	$108,311
Bank certificates of deposit	—	79,995	—	79,995
Commercial paper	—	208,667	—	208,667
U.S. government and agency securities	95,039	—	—	95,039
Foreign government and agency securities	—	54,989	—	54,989
Short-term investments:
Bank certificates of deposit	—	44,992	—	44,992
Commercial paper	—	294,883	—	294,883
Corporate bonds	—	40,728	—	40,728
Municipal bonds	—	3,706	—	3,706
U.S. government and agency securities	416,887	75,011	—	491,898
Foreign government and agency securities	—	214,912	—	214,912
Mortgage-backed securities	—	68	—	68
Long-term investments:
Corporate bonds	—	235,275	—	235,275
Auction rate securities	—	—	28,700	28,700
Municipal bonds	—	21,234	—	21,234
U.S. government and agency securities	55,142	55,143	—	110,285
Mortgage-backed securities	—	1,192,612	—	1,192,612
Debt mutual fund	—	62,927	—	62,927
Total assets measured at fair value	$675,379	$2,585,142	$28,700	$3,289,221
Liabilities
Derivative financial instruments, net	$—	$1,615	$—	$1,615
Convertible debentures — embedded derivative	—	—	1,090	1,090
Total liabilities measured at fair value	$—	$1,615	$1,090	$2,705
Net assets measured at fair value	$675,379	$2,583,527	$27,610	$3,286,516

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Balance as of beginning of period	$22,229	$27,524	$27,610	$27,998
Total realized and unrealized gains (losses):
Included in interest and other expense, net	(221)	221	462	(393)
Included in other comprehensive income	870	(318)	1,456	172
Sales and settlements, net	(3,650)	(350)	(10,300)	(700)
Balance as of end of period	$19,228	$27,077	$19,228	$27,077
The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Interest and other expense, net	$(221)	$221	$462	$(393)

As of December 28, 2013, there was no material change to the input assumptions of the pricing model for the student loan auction rate securities as compared to the assumptions used as of our last fiscal year end. The valuation methodology was consistent with prior year.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Our Senior Convertible Debentures due June 15, 2017 (2.625% Debentures) and 3.125% Debentures are measured at fair value on a quarterly basis for disclosure purposes. The fair value of the 2.625% and 3.125% Debentures as of December 28, 2013 were approximately $924.0 million and $1.08 billion, respectively, based on the last trading price of the respective debentures for the period (classified as level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 28, 2013				March 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$152,160	$—	$—	$152,160	$108,311	$—	$—	$108,311
Bank certificates of deposit	139,956	—	—	139,956	124,987	—	—	124,987
Commercial paper	199,974	—	—	199,974	503,550	—	—	503,550
Corporate bonds	711,636	2,951	(2,215)	712,372	270,945	5,193	(135)	276,003
Auction rate securities	21,500	—	(1,644)	19,856	31,900	—	(3,200)	28,700
Municipal bonds	29,924	346	(411)	29,859	24,496	514	(70)	24,940
U.S. government and
agency securities	830,128	607	(389)	830,346	696,836	431	(45)	697,222
Foreign government and
agency securities	309,929	—	(2)	309,927	269,901	—	—	269,901
Mortgage-backed securities	1,231,104	10,073	(13,804)	1,227,373	1,180,156	17,601	(5,077)	1,192,680
Debt mutual fund	61,350	—	(5,869)	55,481	61,350	1,577	—	62,927
	$3,687,661	$13,977	$(24,334)	$3,677,304	$3,272,432	$25,316	$(8,527)	$3,289,221
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 28, 2013 and March 30, 2013:

	December 28, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$156,468	$(2,105)	$4,460	$(110)	$160,928	$(2,215)
Auction rate securities	—	—	19,856	(1,644)	19,856	(1,644)
Municipal bonds	8,260	(374)	1,271	(37)	9,531	(411)
U.S. government and
agency securities	197,086	(389)	—	—	197,086	(389)
Foreign government and
agency securities	14,995	(2)	—	—	14,995	(2)
Mortgage-backed securities	637,186	(12,187)	64,762	(1,617)	701,948	(13,804)
Debt mutual fund	55,481	(5,869)	—	—	55,481	(5,869)
	$1,069,476	$(20,926)	$90,349	$(3,408)	$1,159,825	$(24,334)

	March 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$27,114	$(135)	$—	$—	$27,114	$(135)
Auction rate securities	—	—	28,701	(3,200)	28,701	(3,200)
Municipal bonds	8,927	(70)	60	—	8,987	(70)
U.S. government and
agency securities	388,696	(45)	—	—	388,696	(45)
Mortgage-backed securities	367,561	(4,930)	11,029	(147)	378,590	(5,077)
	$792,298	$(5,180)	$39,790	$(3,347)	$832,088	$(8,527)

The gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and the debt mutual fund, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to failed auction rate securities, which were due to adverse conditions in the global credit markets during the past five years, and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment in the prior year.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 28, 2013 and March 30, 2013 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of December 28, 2013 and March 30, 2013. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	December 28, 2013
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,774,724	$1,774,774
Due after one year through five years	437,826	439,176
Due after five years through ten years	250,055	250,953
Due after ten years	1,011,546	1,004,760
	$3,474,151	$3,469,663
As of December 28, 2013, $463.0 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Proceeds from sale of available-for-sale securities	$97,519	$61,293	$296,679	$262,456
Gross realized gains on sale of available-for-sale securities	$401	$811	$1,768	$2,639
Gross realized losses on sale of available-for-sale securities	(530)	(63)	(2,045)	(150)
Net realized gains (losses) on sale of available-for-sale securities	$(129)	$748	$(277)	$2,489
Amortization of premiums on available-for-sale securities	$6,458	$6,580	$20,521	$18,141
The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of December 28, 2013 and March 30, 2013, the Company had the following outstanding forward currency exchange contracts (in notional amount), which are derivative financial instruments:

(In thousands and U.S. dollars)	December 28, 2013	March 30, 2013
Singapore Dollar	$61,031	$70,197
Euro	44,433	39,865
Indian Rupee	17,457	16,941
British Pound	10,811	11,602
Japanese Yen	9,057	10,891
	$142,789	$149,496

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2014 and November 2015. The net unrealized gain or loss, which approximates the fair market value of the above contracts, is expected to be realized and reclassified into net income within the next two years.
As of December 28, 2013, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of December 28, 2013 that is expected to be reclassified into earnings within the next twelve months was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The 3.125% Debentures include provisions which qualify as an embedded derivative. See "Note 4. Fair Value Measurements" for more discussion about the embedded derivative. The fair value of the embedded derivative was $628 thousand and $1.1 million as of December 28, 2013 and March 30, 2013, respectively. The changes in the fair value of the embedded derivative were recorded to interest and other expense, net, on the Company’s condensed consolidated statements of income.
The Company had the following derivative instruments (forward foreign currency exchange contracts) as of December 28, 2013 and March 30, 2013, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 28, 2013	Prepaid expenses and other current assets	$2,396	Other accrued liabilities	$1,924
March 30, 2013	Prepaid expenses and other current assets	$1,179	Other accrued liabilities	$2,794

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for third quarter and the first nine months of fiscal 2014 and 2013:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Amount of gain (loss) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(355)	$(683)	$1,585	$4,822

Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) *	$(259)	$(19)	$1,836	$(3,011)

Amount of gain (loss) recorded (ineffective portion) *	$5	$(3)	$11	$4

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Stock-based compensation included in:
Cost of revenues	$1,966	$1,517	$5,628	$4,718
Research and development	11,912	9,654	33,474	27,681
Selling, general and administrative	10,461	8,591	29,251	24,217
	$24,339	$19,762	$68,353	$56,616

During the first nine months of fiscal 2014 and 2013, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $17.0 million and $5.4 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The weighted-average fair value per share of stock options granted during the first nine months of fiscal 2014 and 2013 was $6.06 and $6.20, respectively. No options were granted in the third quarter of fiscal 2014. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Expected life of options (years)	—	4.9	4.7	4.9
Expected stock price volatility	—%	28.0%	24.0%	28.0%
Risk-free interest rate	—%	0.7%	0.9%	0.7%
Dividend yield	—%	2.6%	2.6%	2.6%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair values of RSUs granted during the third quarter of fiscal 2014 was $42.37 ($31.47 for the third quarter of fiscal 2013), and for the first nine months of fiscal 2014 was $38.13 ($31.15 for the first nine months of fiscal 2013), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Risk-free interest rate	0.7%	0.3%	0.7%	0.4%
Dividend yield	2.2%	2.6%	2.5%	2.7%

Employee Stock Option Plans
A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Granted	5	$38.99
Exercised	(4,788)	$29.31
Forfeited/cancelled/expired	(49)	$35.43
December 28, 2013	7,921	$27.18
Options exercisable at:
December 28, 2013	7,423	$27.04
March 30, 2013	11,639	$28.07
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. On August 14, 2013, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 2.0 million shares and to extend the term of the 2007 Equity Plan to December 31, 2023. As of December 28, 2013, 15.5 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and nine months ended December 28, 2013 was $5.5 million and $70.7 million, respectively. The total pre-tax intrinsic value of options exercised during the three months and nine months ended December 29, 2012 was $8.6 million and $20.3 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83
Granted	2,760	$37.97
Vested	(1,698)	$29.14
Cancelled	(243)	$31.91
December 28, 2013	6,815	$34.10
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
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2014. On August 14, 2013, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 28, 2013, 10.4 million shares were available for future issuance out of 50.5 million shares authorized.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share.
The total shares used in the denominator of the diluted net income per common share calculation included 14.5 million and 13.7 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2014, respectively, that were not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures (see "Note 10. Convertible Debentures and Revolving Credit Facility"). For the third quarter and the first nine months of fiscal 2013, the total shares used in the denominator of the diluted net income per common share calculation included 6.2 million and 5.9 million, respectively, that were not included in basic net income per common share by applying the treasury stock method to the impact of incremental shares issuable assuming conversion of the debentures.
Additionally, the total shares used in the denominator of the diluted net income per common share calculation included 5.9 million and 5.6 million potentially dilutive common equivalent shares outstanding for the third quarter and the first nine months of fiscal 2014, respectively, that were not included in basic net income per common share. For the third quarter and the first nine months of fiscal 2013, the total shares used in the denominator of the diluted net income per common share calculation included 4.3 million and 4.2 million potentially dilutive common equivalent shares, respectively. Potentially dilutive common equivalent shares are determined by applying the treasury stock method to the impact of incremental shares issuable assuming exercise of outstanding stock options and warrants, vesting of outstanding RSUs and issuance of common stock under the ESPP.

Outstanding stock options and RSUs to purchase approximately 4.6 million and 4.5 million shares for the third quarter and for the first nine months of fiscal 2014, respectively, under the Company’s stock award plans were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 28, 2013	March 30, 2013
Raw materials	$16,659	$12,484
Work-in-process	164,335	165,034
Finished goods	25,734	23,732
	$206,728	$201,250

Note 10.	Convertible Debentures and Revolving Credit Facility
2.625% Senior Convertible Debentures
As of December 28, 2013, the Company had $600.0 million principal amount of 2.625% Debentures outstanding. The 2.625% Debentures are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2.625% Debentures, including the 3.125% Debentures described below.
The 2.625% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 33.3681 shares of common stock per $1 thousand principal amount of the 2.625% Debentures, representing an effective conversion price of approximately $29.97 per share of common stock. One of the conditions allowing holders of the 2.625% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of December 28, 2013 and as a result, the 2.625% Debentures were convertible at the option of the holders. As of December 28, 2013 the 2.625% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2.625% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2.625% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2.625% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 2.625% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 28, 2013	March 30, 2013
Liability component:
Principal amount of the 2.625% Debentures	$600,000	$600,000
Unamortized discount of liability component	(53,109)	(64,767)
Hedge accounting adjustment – sale of interest rate swap	15,347	18,716
Net carrying value of the 2.625% Debentures	$562,238	$553,949

Equity component (including temporary equity) – net carrying value	$66,415	$66,415

Interest expense related to the 2.625% Debentures was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Contractual coupon interest	$3,938	$3,938	$11,813	$11,813
Amortization of debt issuance costs	362	362	1,086	1,086
Amortization of debt discount, net	2,763	2,763	8,289	8,289
Total interest expense related to the 2.625% Debentures	$7,063	$7,063	$21,188	$21,188
3.125% Junior Subordinated Convertible Debentures
As of December 28, 2013, the Company had $689.6 million principal amount of 3.125% Debentures outstanding. The 3.125% Debentures are subordinated in right of payment to the Company’s existing and future senior debt, including the 2.625% Debentures, and to the other liabilities of the Company’s subsidiaries.
The 3.125% Debentures are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion price of 34.2957 shares of common stock per $1 thousand principal amount of 3.125% Debentures, representing an effective conversion price of approximately $29.16 per share of common stock. One of the conditions allowing holders of the 3.125% Debentures to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of December 28, 2013 and as a result, the 3.125% Debentures were convertible at the option of the holders. As of December 28, 2013 the 3.125% Debentures were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 3.125% Debentures was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 3.125% Debentures.
The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 3.125% Debentures but will not be adjusted for accrued interest.
The carrying values of the liability and equity components of the 3.125% Debentures are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 28, 2013	March 30, 2013
Liability component:
Principal amount of the 3.125% Debentures	$689,635	$689,635
Unamortized discount of liability component	(316,765)	(320,620)
Unamortized discount of embedded derivative from date of issuance	(1,344)	(1,388)
Carrying value of liability component – 3.125% Debentures	371,526	367,627
Carrying value of embedded derivative component	628	1,090
Net carrying value of the 3.125% Debentures	$372,154	$368,717

Equity component (including temporary equity) – net carrying value	$229,513	$229,513

Interest expense related to the 3.125% Debentures was included in interest and other expense, net on the condensed consolidated statements of income and was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Contractual coupon interest	$5,388	$5,388	$16,163	$16,163
Amortization of debt issuance costs	55	55	168	168
Amortization of embedded derivative	14	14	43	43
Amortization of debt discount	1,309	1,218	3,855	3,588
Fair value adjustment of embedded derivative	221	(221)	(462)	393
Total interest expense related to the 3.125% Debentures	$6,987	$6,454	$19,767	$20,355
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 28, 2013, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through December 28, 2013, the Company had used $177.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $572.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares and debentures, and consequently, no treasury shares or debentures were held as of December 28, 2013 and March 30, 2013.

During the first nine months of fiscal 2014, the Company repurchased 3.7 million shares of common stock in the open market for a total of $167.1 million. During the first nine months of fiscal 2013, the Company repurchased 6.2 million shares of common stock for a total of $197.8 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Interest income	$9,545	$7,120	$20,511	$19,183
Interest expense	(14,050)	(13,517)	(40,955)	(41,543)
Other income (expense), net	(302)	1,248	(5,290)	(2,464)
	$(4,807)	$(5,149)	$(25,734)	$(24,824)

Note 13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	December 28, 2013	March 30, 2013
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$(6,500)	$10,519
Accumulated unrealized gain (loss) on hedging transactions, net of tax	217	(1,368)
Accumulated cumulative translation adjustment	(1,265)	(491)
Accumulated other comprehensive income (loss)	$(7,548)	$8,660
The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $22.1 million and $59.3 million for the third quarter and the first nine months of fiscal 2014, respectively, representing effective tax rates of 11% for both periods. The rate for the third quarter of fiscal 2014 included a net discrete benefit of $3.7 million relating primarily to lapses of statutes of limitation. The Company recorded tax provisions of $12.0 million and $51.8 million for the third quarter and the first nine months of fiscal 2013, respectively, representing effective tax rates of 10% and 13%, respectively. The rate for the third quarter of fiscal 2013 included a net discrete benefit of $5.3 million relating primarily to lapses of statutes of limitation.
The difference between the U.S. Federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
During the nine-month period ended December 28, 2013, there was a decrease in current deferred tax assets, an increase in current deferred tax liabilities and a decrease in long-term deferred tax liabilities. These changes in deferred tax assets and liabilities were primarily related to the reclassification of the Company's debentures from long-term liabilities and additional paid-in capital to current liabilities and temporary equity. See "Note 10. Convertible Debentures and Revolving Credit Facility" for further disclosure of the underlying changes. In addition, there was a significant U.S. Federal tax payment which reduced the income taxes payable balance.
The Company’s total gross unrecognized tax benefits as of December 28, 2013, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $10.3 million in the third quarter of fiscal 2014 to $23.8 million. The decrease was primarily attributable to lapses of statutes of limitations and closures of state tax audits. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $9.9 million as of December 28, 2013. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audits, settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audits and settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is no longer subject to U.S. Federal audits by taxing authorities for years through fiscal 2010. The Company is no longer subject to U.S. state audits for years through fiscal 2004, except for fiscal years 1996 through 2001 which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2009.

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

Fiscal	(In thousands)
2014 (remaining three months)	$1,651
2015	5,974
2016	3,990
2017	2,281
2018	1,980
Thereafter	5,022
Total	$20,898
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $5.2 million as of December 28, 2013. Rent expense, net of rental income, under all operating leases was $735 thousand and $2.2 million for the third quarter and the first nine months of fiscal 2014, respectively. Rent expense, net of rental income, under all operating leases was $904 thousand and $3.0 million for the third quarter and the first nine months of fiscal 2013, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2014 or 2013.
Other commitments as of December 28, 2013 totaled $151.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 28, 2013, the Company also had $27.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property (IP) until July 2023. License payments will be amortized over the useful life of the IP acquired.

Note 16.	Product Warranty and Indemnification
The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2014 and the end of fiscal 2013, the accrual balances of the product warranty liability were immaterial.
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

On October 2, 2013, the Company filed a Notice of Appeal with the U.S. District Court for the Eastern District of Texas, Marshall Division of its appeal to the U.S. Court of Appeals for the Federal Circuit. On December 19, 2013, the Company entered into a Settlement and License Agreement with PACT. Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between the Company, Avnet and PACT and the Company agreed to pay PACT a lump sum of $33.5 million. In addition, the Company received a license to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

The Company previously recorded charges of $15.4 million in the fourth quarter of fiscal 2012 and $28.6 million in the second quarter of fiscal 2014, for a total accrual of $44.0 million. Due to the settlement on December 19, 2013, in the third quarter of fiscal 2014 the Company reversed the initial $44.0 million accrual, and recorded $24.8 million of the $33.5 million settlement as a current period charge to the condensed consolidated statements of income. The remainder of the settlement will be amortized in future periods.

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

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which Xilinx is alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees. This lawsuit is currently scheduled to go to trial in May 2014. The Company is unable to estimate its range of possible loss in this matter at this time.

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
As of December 28, 2013 and March 30, 2013, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

(In thousands)	December 28, 2013	March 30, 2013	Weighted Average Amortization Life
Goodwill	$159,296	$158,990
Core technology, gross	$91,860	$89,360	5.7 years
Less accumulated amortization	(60,923)	(54,201)
Core technology, net	30,937	35,159
Other intangibles, gross	46,716	46,516	2.7 years
Less accumulated amortization	(46,324)	(45,621)
Other intangibles, net	392	895
Total acquisition-related intangibles, gross	138,576	135,876
Less accumulated amortization	(107,247)	(99,822)
Total acquisition-related intangibles, net	$31,329	$36,054
Amortization expense for acquisition-related intangibles for the three and nine months ended December 28, 2013 was $2.6 million and $7.4 million, respectively. Amortization expense for acquisition-related intangibles for the three and nine months ended December 29, 2012 was $2.6 million and $7.0 million, respectively.
Based on the carrying value of acquisition-related intangibles recorded as of December 28, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2014 (remaining three months)	$2,462
2015	9,537
2016	8,936
2017	7,131
2018	2,660
Thereafter	603
Total	$31,329

Note 19.	Subsequent Event
On January 20, 2014, the Company’s Board of Directors declared a cash dividend of $0.25 per common share for the fourth quarter of fiscal 2014. The dividend is payable on February 27, 2014 to stockholders of record on February 6, 2014.

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
Results of Operations: Third quarter and first nine months of fiscal 2014 compared to the third quarter and first nine months of fiscal 2013
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.8	33.4	30.8	34.0
Gross margin	69.2	66.6	69.2	66.0
Operating expenses:
Research and development	21.8	25.4	20.7	22.3
Selling, general and administrative	15.7	17.0	15.9	16.8
Amortization of acquisition-related intangibles	0.4	0.5	0.4	0.4
Litigation and contingencies	(3.3)	—	0.5	—
Total operating expenses	34.6	42.9	37.5	39.5
Operating income	34.6	23.7	31.7	26.5
Interest and other expense, net	0.8	1.0	1.5	1.5
Income before income taxes	33.8	22.7	30.2	25.0
Provision for income taxes	3.8	2.4	3.3	3.2
Net income	30.0%	20.3%	26.9%	21.8%

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
Net revenues of $586.8 million in the third quarter of fiscal 2014 represented a 15% increase from the comparable prior year period of $509.8 million. Net revenues from New Products increased significantly in the third quarter of fiscal 2014 versus the comparable prior year period, but were offset by declines from our Mainstream Products. No end customer accounted for more than 10% of our net revenues for any of the periods presented.
For the first nine months of fiscal 2014, approximately 58% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 28, 2013, we had $67.8 million of deferred revenue and $19.7 million of deferred cost of revenues recognized as a net $48.1 million of deferred income on shipments to distributors. As of March 30, 2013, we had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the third quarter and the first nine months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
New Products	$224.3	79%	$125.5	$613.1	85%	$332.3
Mainstream Products	191.4	(10)	211.9	603.4	(17)	724.8
Base Products	151.6	—	151.5	486.6	(6)	515.4
Support Products	19.5	(7)	20.9	61.6	(4)	64
Total net revenues	$586.8	15	$509.8	$1,764.7	8	$1,636.5

Net revenues from New Products increased significantly both in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The increases were primarily due to significant growth from our 28 nanometer (nm) products as well as increased sales from our 40nm Virtex-6 and our 45nm Spartan-6 product families. We expect sales of our New Products, as currently defined, to continue to grow as more customer programs enter into volume production.
Net revenues from Mainstream Products decreased both in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 product family.

Net revenues from Base Products were essentially flat in the third quarter of fiscal 2014, but decreased in the first nine months of fiscal 2014 from the comparable prior year periods. The strength from our Virtex-2 product family was offset by the decline in Virtex-4 product family in the third quarter of fiscal 2014. The decrease in the first nine months of fiscal 2014 was mainly attributable to the decline in sales of our older products, in particular, our Virtex-4 product family.
Net revenues from Support Products decreased both in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The decreases were mainly due to the decline in sales from our PROM products.

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
Net revenues by end markets for the third quarter and the first nine months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 28, 2013	% Change in Dollars	December 29, 2012	December 28, 2013	% Change in Dollars	December 29, 2012
Communications and Data Center	44%	9	47%	44%	1	47%
Industrial, Aerospace and Defense	37	18	36	37	19	34
Broadcast, Consumer and Automotive	16	22	15	16	10	16
Other	3	40	2	3	(19)	3
Total net revenues	100%	15	100%	100%	8	100%
Net revenues from the Communications and Data Center end market increased in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods in terms of absolute dollars. The increase in the third quarter of fiscal 2014 was primarily due to growth from both wired and wireless communication applications. For the first nine months of fiscal 2014, the increase was driven by strength from deployments in wireless communications, partially offset by weaker sales in the wired communication application.
Net revenues from the Industrial, Aerospace and Defense end market increased in both the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The increases were due to broad-based strength from the industrial, aerospace and defense applications, particularly related to strong customer acceptance on our 28nm products, as well as strength from legacy products serving this end market.
Net revenues from the Broadcast, Consumer and Automotive end market increased in the third quarter as well as the first nine months of fiscal 2014 from the comparable prior year periods. The increases for both comparable periods were mainly due to increases in sales from audio, video and broadcast, and consumer applications. Additionally, net revenues from automotive applications increased for the third quarter of fiscal 2014 but were relatively flat for the first nine months of fiscal 2014.
Net revenues from the Other end market increased in the third quarter, but decreased in the first nine months of fiscal 2014 from the comparable prior year periods. The increase in the third quarter of fiscal 2014 was mainly attributable to the increase in computing applications. The decrease in the first nine months of fiscal 2014 was attributable to the decline from computing and storage applications
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
North America	$170.4	5%	$162.8	$540.2	11%	$488.4
Asia Pacific	237.1	36	174.8	673.5	17	573.6
Europe	123.8	4	119.4	392.3	(5)	412.2
Japan	55.5	5	52.8	158.7	(2)	162.3
Total net revenues	$586.8	15	$509.8	$1,764.7	8	$1,636.5

Net revenues in North America increased in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The increases were primarily attributable to stronger sales from Industrial, Aerospace and Defense end market.
Net revenues in Asia Pacific increased in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The increases were primarily due to increases in sales from the Communications and Data Center, Broadcast, Consumer and Automotive and Industrial, Aerospace and Defense end markets.
Net revenues in Europe increased in the third quarter, but declined in the first nine months of fiscal 2014 compared with the comparable prior year periods. The increase in the third quarter was largely due to increased sales from industrial and aerospace and defense applications. The decline in the first nine months of fiscal 2014 was primarily due to decreased sales from wired and wireless communication applications.
Net revenues in Japan increased in the third quarter, but decreased in the first nine months of fiscal 2014 from the comparable prior year periods. The increase in the third quarter was due to increases in sales from the Communications and Data Center, Broadcast, Consumer and Automotive and Industrial, Aerospace and Defense end markets. The decline in the first nine months of fiscal 2014 was primarily due to decreased sales from the Communications and Data Center and Broadcast, Consumer and Automotive end markets.
Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Gross margin	$406.0	20%	$339.3	$1,221.4	13%	$1,079.9
Percentage of net revenues	69.2%		66.6%	69.2%		66.0%

Gross margin was 2.6 and 3.2 percentage points higher, respectively, in the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods. The gross margin increases in both periods were driven primarily by continued focus on margin expansion and cost reduction across our product portfolio.

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
Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Research and development	$128.1	(1)%	$129.1	$364.6	—%	$364.4
Percentage of net revenues	22%		25%	21%		22%

R&D spending decreased slightly by $1.0 million, or 1%, for the third quarter of fiscal 2014 from the comparable prior year period. For the first nine months of fiscal 2014, R&D spending was relatively flat from the comparable prior year period. The slight decrease in the third quarter of fiscal 2014 was primarily attributable to lower mask and wafer expenses, partially offset by higher employee-related expenses (including employee compensation related to variable spending and stock-based compensation expense).
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Selling, general and administrative	$91.8	6%	$86.8	$280.5	2%	$275.0
Percentage of net revenues	16%		17%	16%		17%

SG&A expenses increased by $5.0 million and $5.5 million during the third quarter and the first nine months of fiscal 2014, respectively, from the comparable prior year periods. The increases in both periods were primarily attributable to higher employee-related expenses (including employee compensation related to variable spending and stock-based compensation expense). For the first nine months of fiscal 2014, the increase was related to higher employee-related expenses, and was partially offset by lower legal expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Amortization of acquisition-related intangibles	$2.6	1%	$2.6	$7.4	6%	$7.0
Percentage of net revenues	—%		1%	—%		—%

Amortization expense for the three months ended December 28, 2013 was relatively flat and slightly increased for the nine months ended December 28, 2013 from the comparable prior year periods. The slight increase for the nine months ended December 28, 2013 was due to the impact of amortization of intangible assets obtained from acquisitions during late fiscal 2013 and 2014.

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

On October 2, 2013, we filed a Notice of Appeal with the U.S. District Court for the Eastern District of Texas, Marshall Division of its appeal to the U.S. Court of Appeals for the Federal Circuit. On December 19, 2013, we entered into a Settlement and License Agreement with PACT. Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between Xilinx, Avnet and PACT and Xilinx agreed to pay PACT a lump sum of $33.5 million. In addition, we received a license to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

We previously recorded charges of $15.4 million in the fourth quarter of fiscal 2012 and $28.6 million in the second quarter of fiscal 2014, for a total accrual of $44.0 million. Due to the settlement on December 19, 2013, in the third quarter of fiscal 2014 we reversed the initial $44.0 million accrual, and recorded $24.8 million of the $33.5 million settlement as a current period charge to the condensed consolidated statements of income. The remainder of the settlement will be amortized in future periods.
Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Stock-based compensation included in:
Cost of revenues	$2.0	30%	$1.5	$5.6	19%	$4.7
Research and development	11.9	23%	9.7	33.5	21%	27.7
Selling, general and administrative	10.5	22%	8.6	29.3	21%	24.2
	$24.4	23%	$19.8	$68.4	21%	$56.6
The increases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2014 from the comparable prior year periods were primarily related to higher expense associated with RSUs, as we granted more RSUs at a higher fair value in the recent years. The higher expense from RSUs was partially offset by lower expenses related to stock option grants as we granted a fewer number of stock options in the current fiscal year.
Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Interest and other expense, net	$4.8	(7)%	$5.1	$25.7	4%	$24.8
Percentage of net revenues	1%		1%	1%		2%
Our net interest and other expense decreased slightly by $342 thousand in the third quarter of fiscal 2014, but increased slightly by $900 thousand in the first nine months of fiscal 2014, from the comparable prior year periods. The slight decrease in net interest and other expense in the third quarter of fiscal 2014 was primarily due to higher interest income earned from our investment portfolios, while the slight increase in the first nine months of fiscal 2014 was primarily due to higher amortization expense from investments in low-income housing.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2013	Change	December 29, 2012	December 28, 2013	Change	December 29, 2012
Provision for income taxes	$22.1	83%	$12.0	$59.3	15%	$51.8
Percentage of net revenues	4%		2%	3%		3%
Effective tax rate	11%		10%	11%		13%
The difference between the U.S. Federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as we intend to permanently reinvest these earnings outside of the U.S.
The increase in the effective tax rate in the third quarter of fiscal 2014 from the comparable prior year period was primarily attributable to a difference in the amount of reserves released for uncertain tax positions in the two periods. In each period there were lapses of statutes of limitation and the amount for fiscal 2014 was smaller than the amount for fiscal 2013. The increase was partially offset by a decrease in the rate, attributable to the reinstatement of the U.S. Federal research tax credit on January 2, 2013. The decrease in effective tax rate for the first nine months of fiscal 2014 from the comparable prior year period was primarily attributable to the reinstatement of the U.S. Federal research tax credit.
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
The combination of cash, cash equivalents as well as short-term and long-term investments as of December 28, 2013 and March 30, 2013 totaled $3.74 billion and $3.37 billion, respectively. As of December 28, 2013, we had cash, cash equivalents and short-term investments of $2.46 billion and working capital of $1.52 billion. As of March 30, 2013, cash, cash equivalents and short-term investments were $1.71 billion and working capital was $1.91 billion. The decrease in working capital balance as of December 28, 2013 from the balance as of March 30, 2013 was primarily due to the reclassification of our convertible debentures as a current liability on our condensed consolidated balance sheet (see "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information).
As of December 28, 2013, we had $1.82 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $869.6 million of the $1.82 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 28, 2013. The remaining amount of non-U.S. cash and cash equivalents and short-term investments had been permanently reinvested and, therefore, no U.S. current or deferred taxes had been accrued and this amount was intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Operating Activities — During the first nine months of fiscal 2014, our operations generated net positive cash flow of $615.5 million, which was $132.7 million higher than the $482.9 million generated during the first nine months of fiscal 2013. The positive cash flow from operations generated during the first nine months of fiscal 2014 was primarily from net income as adjusted for non-cash related items, increases in accounts payable and accrued liabilities, as well as a decrease in accounts receivable. These items were partially offset by a decrease in income taxes payable, as well as increase in inventory. Accounts receivable decreased by $21.9 million and days sales outstanding (DSO) decreased to 32 days at December 28, 2013 from 38 days at March 30, 2013 due to lower shipments. Our inventory levels were $5.5 million higher at December 28, 2013 compared to March 30, 2013. Combined inventory days at Xilinx and distribution increased to 114 days at December 28, 2013 from 108 days at March 30, 2013. While we were able to manage our inventory and reduce the combined inventory days in the past few quarters, the combined inventory days as of March 30, 2013 and December 28, 2013 were still relatively higher than historical trends due to build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line and the build ahead of our 28nm products in anticipation of ramping sales. We expect to ship the vast majority of these parts over the next two years.
For the first nine months of fiscal 2013, the net positive cash flow from operations was primarily from net income as adjusted for non-cash related items, decreases in deferred income taxes and prepaid expenses and other current assets, as well as increases in in accounts payable and accrued liabilities. These items were partially offset by increases in inventories, accounts receivable and other assets, as well as decreases in deferred income on shipments to distributors and income taxes payable.
Investing Activities — Net cash used in investing activities of $397.4 million during the first nine months of fiscal 2014 consisted of net purchases of available-for-sale securities of $393.8 million and $30.7 million for purchases of property, plant and equipment, partially offset by $27.1 million net cash received from other investing activities. Net cash used in investing activities of $336.4 million during the first nine months of fiscal 2013 consisted of net purchases of available-for-sale securities of $280.0 million, $32.3 million for other investing activities and $24.1 million for purchases of property, plant equipment.
Financing Activities — Net cash used in financing activities was $209.8 million during the first nine months of fiscal 2014 and consisted of $200.3 million of dividend payments to stockholders and $167.1 million in repurchase of common stocks, offset by $137.4 million of net proceeds from the issuance of common stock under employee stock plans and $20.2 million for the excess tax benefit from stock-based compensation. For the comparable fiscal 2013 period, net cash used in financing activities was $312.1 million and consisted of $197.8 million of repurchase of common stock and $172.6 million for dividend payments to stockholders, offset by $52.0 million proceeds from the issuance of common stock under employee stock plans and $6.3 million for the excess tax benefit from stock-based compensation.
Temporary and stockholders’ equity increased $313.7 million during the first nine months of fiscal 2014. The increase was primarily attributable to $474.4 million in net income for the first nine months of fiscal 2014, $137.4 million of issuance of common stock under employee stock plans and $68.4 million of stock-based compensation. The increase was partially offset by $200.3 million of payment of dividends to stockholders and $167.1 million in repurchase of common stocks. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures that impacted our temporary and stockholders' equity.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for a schedule of our operating lease commitments as of December 28, 2013 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 28, 2013, we had $151.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 28, 2013, we also had $27.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.
We committed up to $5.0 million to acquire, in the future, rights to IP until July 2023. License payments will be amortized over the useful life of the IP acquired.
As of December 28, 2013, we had $689.6 million of 3.125% Debentures outstanding. The 3.125% Debentures require payment of interest semiannually on March 15 and September 15 of each year. We also had another $600.0 million of 2.625% Debentures outstanding. The 2.625% Debentures require payment of interest semiannually on June 15 and December 15 of each year. As of December 28, 2013, these debentures were convertible at the option of the holders. See "Note 10. Convertible Debentures and Revolving Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of December 28, 2013, $10.6 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements
As of December 28, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We repurchased 3.7 million shares of our common stock for $167.1 million during the first nine months of fiscal 2014 (see "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information). We used $197.8 million of cash to repurchase 6.2 million shares of common stock during the first nine months of fiscal 2013. During the first nine months of fiscal 2014, we paid $200.3 million in cash dividends to stockholders, representing $0.75 per common share. During the first nine months of fiscal 2013, we paid $172.6 million in cash dividends to stockholders, representing $0.66 per common share. On January 20, 2014, our Board of Directors declared a cash dividend of $0.25 per common share for the fourth quarter of fiscal 2014. The dividend is payable on February 27, 2014 to stockholders of record on February 6, 2014. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.53 billion as of December 28, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, bank certificates of deposit, commercial paper, corporate bonds, student loan auction rate securities, U.S. and foreign government and agency securities and a debt mutual fund. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 28, 2013 would have affected the fair value of our investment portfolio by less than $56.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 28, 2013 and March 30, 2013, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	December 28, 2013	March 30, 2013
Singapore Dollar	$61,031	$70,197
Euro	44,433	39,865
Indian Rupee	17,457	16,941
British Pound	10,811	11,602
Japanese Yen	9,057	10,891
	$142,789	$149,496

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates between January 2014 and November 2015. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized and reclassified into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 28, 2013 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 28, 2013 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2013, we filed a Notice of Appeal with the U.S. District Court for the Eastern District of Texas, Marshall Division of its appeal to the U.S. Court of Appeals for the Federal Circuit. On December 19, 2013, we entered into a Settlement and License Agreement with PACT. Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between Xilinx, Avnet and PACT and Xilinx agreed to pay PACT a lump sum of $33.5 million. In addition, we received a license to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

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

On February 15, 2011, Intellectual Ventures added us as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065). The lawsuit pertains to five patents, four of which we are alleged to be infringing. Intellectual Ventures seeks unspecified damages, interest and attorneys’ fees. This lawsuit is currently scheduled to go to trial in May 2014. We are unable to estimate our range of possible loss in this matter at this time.

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
Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products; and

•	market acceptance of our customers’ products.
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

Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC), and by Taiwan Semiconductor Manufacturing Company Limited (TSMC) for our newest products. In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd (Samsung). Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.
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
Resale of product through Avnet accounted for 47% of our worldwide net revenues in the first nine months of fiscal 2014, and as of December 28, 2013, Avnet accounted for 55% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims can often be significant. For example, we recently entered into a Settlement and License Agreement with PACT in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims are not yet resolved, including those that are discussed under Item 1. "Legal Proceedings," included in Part II of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty.
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
As of December 28, 2013 we had 2.00 billion authorized common shares, of which 266.5 million shares were outstanding. In addition, 40.6 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 43.7 million common shares were reserved for issuance upon conversion or repurchase of the convertible debentures and 20.0 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of December 28, 2013 was $1.29 billion (principal amount). We also may incur additional indebtedness in the future. Our indebtedness may:

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

In August 2012, the Board authorized the repurchase of $750.0 million of common stock and debentures through the 2012 Repurchase Program. The 2012 Repurchase Programs have no stated expiration date. Through December 28, 2013, the Company had used $177.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $572.3 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the third quarter of fiscal 2014:

(In thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
September 30, 2013 to November 2, 2013	—	$—	—	$669,461
November 3, 2013 to November 30, 2013	1,357	$43.89	1,357	$609,906
December 1, 2013 to December 28, 2013	853	$44.07	853	$572,321
Total for the Quarter	2,210		2,210

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 30, 2014	/s/ Jon A. Olson
Jon A. Olson
Senior Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)