Form 10-K
period 2014-03-29
XILINX INC
filed 2014-05-16
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 29, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 28, 2013 as reported on the NASDAQ Global Select Market was approximately $10,272,092,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 25, 2014, the registrant had 268,794,081 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 13, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 29, 2014

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report and particularly in Items 1. "Business" and 3. "Legal Proceedings" which contain discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A. "Risk Factors." Often, forward-looking statements can be identified by the use of forward-looking words, such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "projects," "should," "will," "would" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three-dimensional ICs, or 3D ICs;

•	software design tools to program the PLDs;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM® processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which combine multiple FPGA logic die or a combination of FPGA and transceiver die in a single package to exceed the capacity and bandwidth of monolithic devices. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and data processing.

We sell our products and services through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMS). Sales are generated by these independent distributors, independent sales representative or our direct sales organization.

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

PLDs are generally disadvantaged in terms of relative device size when compared to chips that are designed to perform a fixed function in a single or small set of applications. ASICs and ASSPs tend to be smaller than PLDs performing the same fixed function, resulting in a lower unit cost. However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to PLD customers. This fixed cost of ASIC and ASSP development is expected to significantly increase on next generation technology nodes. From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production, and PLDs have generally been more cost effective when used in low- to mid-volume production. However, we expect PLDs to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes.

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications & Data Center	Wireless	• 3G/4G Base Stations
• Wireless Backhaul

	Wireline	• Enterprise Routers and Switches
• Metro Optical Networks
• Data Centers

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging

	Test and Measurement	• Semiconductor Test and Measurement Equipment
• ASIC Emulation and Prototyping

	Aerospace and Defense	• Secure Communications
• Avionics
• Electronic Warfare and Surveillance

Broadcast, Consumer &	Consumer	• Digital Televisions
Automotive		• Multifunction Printers
• Set-Top Boxes

	Automotive	• Infotainment Systems
• Driver Information Systems
• Driver Assistance Systems

	Audio, Video and Broadcast	• Cable Head-End Systems
• Post Production Equipment
• Broadcast Cameras

Other	Miscellaneous	• High Performance Computing
• Computer Peripherals

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

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect increased competition from our primary PLD competitors such as Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from new companies that may enter the traditional programmable logic market segment. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs.  Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density CPLDs;

•	high-performance digital signal processing (DSP) devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers; and

•	other new or emerging programmable logic products.

We believe that important competitive factors in the logic IC industry include:

•	product pricing;

•	time-to-market;

•	product performance, reliability, quality, power consumption and density;

•	field upgradability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	availability and functionality of predefined IP;

•	inventory and supply chain management;

•	access to leading-edge process technology and assembly capacity;

•	ability to provide timely customer service and support; and

•	access to advanced packaging technology.

Silicon Product Overview

A brief overview of the silicon product offerings is listed in the table below. These products comprise the majority of our revenues. Additionally, some of our more mature product families have been excluded from the table, although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

PLDs	Date Introduced
Kintex®UltraScaleTM	November 2013
Virtex®-7	June 2010
Kintex-7	June 2010
Artix®-7	June 2010
Zynq®-7000	March 2011
Virtex-6	February 2009
Spartan®-6	February 2009
Virtex-5	May 2006

See information under the caption "Results of Operations - Net Revenues" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our product families. See also "Note 16. Segment Information" to our consolidated financial statements included in Item 8 "Financial Information and Supplementary Data" for information regarding segments.

UltraScale Product Families

These devices deliver an ASIC-class advantage, based on the UltraScale architecture and utilizing Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 20SoC gate density process. These devices deliver next generation routing, ASIC-like clocking, and enhancements to logic and fabric to eliminate interconnect bottlenecks while supporting consistent device utilization of more than 90% without performance degradation.

•
Kintex UltraScale FPGAs represent the Company’s second generation mid-range FPGA family. These devices offer high price-performance at the lowest power.  Kintex UltraScale devices are designed to meet the requirements for the growing number of key applications including next generation wired and wireless communications and super high vision displays and equipment.

•
Virtex UltraScale devices provide advanced levels of performance, system integration and bandwidth on a single chip. The largest family member delivers 4.4M logic cells, more than doubling Xilinx's industry's highest capacity device and delivering 50M equivalent ASIC gates.   Virtex UltraScale devices are expected to be used in the industry’s most challenging applications including: 400G communication applications, high performance computing, intelligence surveillance and reconnaissance systems and ASIC emulation and prototyping.

28 nanometer (nm) Product Families

The 7 series devices that comprise our 28nm product families are fabricated on a high-K metal gate, high performance and low power 28nm process technology. These devices are based on a scalable and optimized architecture, which enables design, IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of I/O support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 7 series devices consist of the following three families:

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

•
Artix-7 FPGAs offer the lowest power and system cost at higher performance than alternative high volume FPGAs. These devices are targeted to high volume applications such as handheld portable ultrasound devices, multi-function printers and software defined radios.

The Zynq-7000 family is the first family of Xilinx programmable SoCs. This new class of product combines an industry-standard ARM dual-core Cortex™-A9 MPCore™ processing system with Xilinx 28nm architecture. There are five devices in the Zynq-7000 SoC family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems, and smart heterogeneous wireless networks.

40nm and 45nm Product Families

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance, 40nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets as follows:

•	Virtex-6 LXT FPGAs - optimized for applications that require high-performance logic, DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 SXT FPGAs - optimized for applications that require ultra-high-performance DSP and serial connectivity with low-power 6.6G serial transceivers.

•	Virtex-6 HXT FPGAs - optimized for communications applications that require the highest-speed serial connectivity with up to 11.2G serial transceivers.

The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45nm process technology. The Spartan-6 family is the PLD industry’s first 45nm high-volume FPGA family, consisting of 11 devices in two product families:

•	Spartan-6 LX FPGAs - optimized for applications that require the lowest cost.

•	Spartan-6 LXT FPGAs - optimized for applications that require LX features plus 3.125G serial transceivers.

65nm Product Families

The Virtex-5 FPGA family consists of 26 devices in five product families: Virtex-5 LX FPGAs for logic-intensive designs, Virtex-5 LXT FPGAs for high-performance logic with serial connectivity, Virtex-5 SXT FPGAs for high-performance DSP with serial connectivity, Virtex-5 FXT FPGAs for embedded processing with serial connectivity and Virtex-5 TXT FPGAs for high-bandwidth serial connectivity.

Other Product Families

Prior generation Virtex families include Virtex-4, Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family. Spartan family FPGAs include 90nm Spartan-3 FPGAs, the Spartan-3E family and the Spartan-3A family. Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

CPLDs operate on the lowest end of the programmable logic density spectrum. CPLDs are single-chip, nonvolatile solutions characterized by instant-on and universal interconnect. CPLDs combine the advantages of ultra-low power consumption with the benefits of high performance and low cost. Prior generations of CPLDs include the CoolRunnerTM and XC9500 product families.

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

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. During April 2012, Xilinx introduced the next-generation Vivado Design Suite designed to improve developer productivity resulting in faster design integration and implementation. The Vivado Design Suite hallmarks include an easy-to-use IP-centric design flow and significant improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general purpose processor designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. The Vivado Design Suite supports both Xilinx 7 series FPGAs and Zynq-7000, our programmable SoCs.

The previous generation tool suite, the ISE® Design Suite, supports Xilinx 7 series FPGAs, programmable SoCs and all previous generation FPGAs, enabling customers to transition to the Vivado Design Suite when the timing is right for their design needs. Both the Vivado Design Suite and ISE Design Suite operate with a wide range of third-party Electronic Design Automation software point-tools offerings.

Intellectual Property

Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers, Interlaken and PCIe® interfaces, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, and market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA® AXI-4 interconnect technology, IP-XACT and IEEE P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

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

Finally, Xilinx offers a range of configuration products including one-time programmable and in-system programmable storage devices to configure Xilinx FPGAs. These programmable read-only memory (PROM) products support all of our FPGA devices.

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
Research and Development

Our research and development (R&D) activities are primarily directed toward the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex UltraScale, Kintex UltraScale, Virtex-7, Kintex-7, Artix-7 and Zynq-7000 families. We have made enhancements to our IP core offerings and introduced Vivado tools, our next generation software design suite. We extended our collaboration with our foundry suppliers in the development of 65nm, 45nm, 40nm and 28nm manufacturing technology, enabling us to be the first company in the PLD industry to ship 45nm high-volume as well as 28nm and 20nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry’s first 28nm with embedded ARM technology as well as the industry’s first 3D IC devices.

Our R&D challenge is to continue to develop new products that create value-added solutions for customers. In fiscal 2014, 2013 and 2012, our R&D expenses were $492.4 million, $475.5 million and $435.3 million, respectively. We believe technical leadership and innovation are essential to our future success and are committed to maintaining a significant level of R&D investment.

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

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of March 29, 2014 and March 30, 2013, Avnet accounted for 55% and 64%, respectively, of our total accounts receivable. Resale of product through Avnet accounted for 46%, 46% and 48% of our worldwide net revenues in fiscal 2014, 2013 and 2012, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant

Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 16. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2014, 2013 or 2012.

Backlog

As of March 29, 2014, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $322.0 million, compared to $253.0 million as of March 30, 2013. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase our wafers from independent foundries including United Microelectronics Corporation (UMC), TSMC, and Samsung Electronics Co., Ltd. (Samsung). Currently, UMC manufactures the majority of our wafers and TSMC manufactures the wafers for our newest products.

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

Sort, Assembly and Test

Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by independent test subcontractors or by Xilinx personnel. We purchase most of our assembly and some of our test services from Siliconware Precision Industries Ltd. in Taiwan and Amkor Technology, Inc. in Korea and the Philippines.

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

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 29, 2014, we held over 3,200 issued United States (U.S.) patents, which vary in duration, and over 300 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

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

Company

We strive to meet or exceed industry and regulatory standards for ethical business practices, product responsibility, and supplier management.  All of Xilinx’s directors, officers and employees are required to comply not only with the letter of the laws, rules and regulations that govern the conduct of our business, but also with the spirit of those laws.

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

Employees

As of March 29, 2014, we had 3,500 employees compared to 3,329 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers of Xilinx as of May 16, 2014 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	59	President and Chief Executive Officer (CEO)
Steven L. Glaser	52	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	59	Senior Vice President, General Counsel and Secretary
Jon A. Olson	60	Executive Vice President, Finance and Chief Financial Officer (CFO)
Victor Peng	54	Executive Vice President and General Manager of Products
Raja G. Petrakian	49	Senior Vice President, Worldwide Operations
Krishna Rangasayee	45	Senior Vice President and General Manager, Market Segments and Communications Business Unit
Vincent L. Tong	52	Senior Vice President, Worldwide Quality and New Product Introductions
Frank A. Tornaghi	59	Senior Vice President, Worldwide Sales

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

Scott R. Hover-Smoot joined the Company in October 2007 and currently serves as Senior Vice President, General Counsel and Secretary, a position he has held since May 2014. From October 2007 to May 2014, Mr. Hover-Smoot served as Corporate Vice President, General Counsel and Secretary. From November 2001 to October 2007, Mr. Hover-Smoot served as Regional Counsel and Director of Legal Operations with TSMC, an independent semiconductor foundry. He served as Vice President and General Counsel of California Micro Devices Corporation, a provider of application-specific protection devices and display electronics devices from June 1994 to November 2001. Prior to joining California Micro Devices Corporation, Mr. Hover-Smoot spent over 20 years working in law firms including Berliner-Cohen, Flehr, Hohbach, Test, Albritton & Herbert and Lyon & Lyon.

Jon A. Olson joined the Company in June 2005 and currently serves as Executive Vice President, Finance and CFO, a position he has held since May 2014. From August 2006 to May 2014, Mr. Olson served as Senior Vice President, Finance and CFO. From June 2005 to August 2006, he served as Vice President, Finance and CFO. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, and Director of Finance.

Victor Peng joined the Company in April 2008 and currently serves as Executive Vice President and General Manager of Products, a position he has held since May 2014.  From October 2013 to May 2014, Mr. Peng served as Senior Vice President and General Manager of Products. From April 2012 to October 2013, he served as Senior Vice President, Programmable Platforms Development. From November 2008 to April 2012, he served as Senior Vice President, Silicon Engineering Group.  Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.

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

Krishna Rangasayee joined the Company in July 1999 and currently serves as Senior Vice President, and General Manager, Market Segments and Communications Business Unit, a position he has held since October 2013. Prior to that, he served in a number of key roles, including as Senior Director of Vertical Markets and Partnerships from November 2005 through June 2008. He then served as the Vice President of Strategic Planning from July 2008 through September 2010 and was promoted to the rank of Corporate Vice President for the same function. Mr. Rangasayee assumed the position of Corporate Vice President and General Manager, Communications Business Unit in October 2010. Mr. Rangasayee was promoted to the position of Senior Vice President, and General Manager, Communications Business Unit in April 2012. Prior to joining Xilinx, Mr. Rangasayee held various positions at Altera, a provider of programmable logic solutions, and Cypress Semiconductor, a semiconductor company.

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
Most of our wafers are manufactured in Taiwan by UMC and by TSMC for our newest products. In addition, we also have wafers manufactured in South Korea by Samsung. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries, especially UMC, which supplies the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.
We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. Furthermore, we cannot guarantee the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a product for the full life of the product. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. For example, we may experience supply shortages due to the difficulties foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. We may also experience supply shortages due to very strong demand for our products and a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
General economic conditions and any related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.
During the past five years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
If we are not able to compete successfully in our industry, our financial results and future prospects will be adversely affected.
Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi, and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:

•	product pricing;

•	time-to-market;

•	product performance, reliability, quality, power consumption and density;

•	field upgradeability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	availability and functionality of predefined IP logic;

•	inventory and supply chain management;

•	access to leading-edge process technology and assembly capacity;

•	ability to provide timely customer service and support; and

•	access to advanced packaging technology.
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
If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address customer product demands in a timely manner. For example, when certain suppliers were forced to temporarily halt production as the result of a natural disaster, this resulted in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer or materials prices could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.
We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.
Resale of product through Avnet accounted for 46% of our worldwide net revenues in fiscal 2014 and as of March 29, 2014, Avnet accounted for 55% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
Because of our international business and operations, we are vulnerable to the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse effect on our business and negatively impact our financial condition and results of operations.
In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Our international operations have grown because we have established certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weaknesses in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers’ ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability, terrorist activity, U.S. or other military actions, and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.
We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.
In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including tax laws and regulations, trade barriers, economic sanctions, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.
We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could have a material adverse impact on our financial condition and results of operations.
Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Global credit market disruptions and economic slowdown and uncertainty have in the past negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets may again experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.

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
We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. For example, in the third quarter of fiscal 2012 we upgraded the IT systems we use to manage our operations and record and report financial information, and in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or attack. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software, in an effort to gain access to our network and systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.
Earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under Item 3. "Legal Proceedings," included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.
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

The conditional conversion features of our 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes) were triggered and holders of the 2017 Convertible Notes may elect to convert such 2017 Convertible Notes which could have a material effect on our liquidity.

The 2017 Convertible Notes have conditional conversion features which were triggered in fiscal 2013. Holders of the 2017 Convertible Notes are entitled to convert the 2017 Convertible Notes at any time during specified periods at their option. As a result of this, we were required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2017 Convertible Notes as a current rather than long-term liability. In addition, we were required to increase the number of shares used in our per share calculations to reflect the potentially dilutive impact of the conversion.

If one or more holders elect to convert their 2017 Convertible Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

Our failure to comply with the requirements of the International Traffic and Arms Regulations could have a material adverse effect on our financial condition and results of operations.
Certain Xilinx space-grade FPGAs and related technologies are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. The ITAR governs the export and re-export of these FPGAs, the transfer of related technical data and the provision of defense services, as well as offshore production, test and assembly. We are required to maintain an internal compliance program and security infrastructure to meet ITAR requirements.
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

Considerable amounts of our common shares are available for issuance under our equity incentive plans and 2017 Convertible Notes, and significant issuances in the future may adversely impact the market price of our common shares.
As of March 29, 2014 we had 2.00 billion authorized common shares, of which 268.6 million shares were outstanding. In addition, 36.9 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.0 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.0 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of March 29, 2014 was $1.60 billion (principal amount), which includes $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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
The agreements governing the 2019 Notes and 2021 Notes contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2019 Notes and 2021 Notes contain various covenants limiting our and our subsidiaries’ ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property;

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to, another person.

A failure to comply with these covenants and other provisions in these indentures could result in events of default under the indentures, which could permit acceleration of the 2019 Notes and the 2021 Notes. Any required repayment as a result of such acceleration could have a material adverse effect on our business, results of operations, financial condition or cash flows.
The call options and warrant transactions related to our 2017 Convertible Notes may affect the value of the debentures and our common stock.
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $42.46 per share.
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

We lease office facilities for our engineering design centers in Hyderabad, India; Portland, Oregon; Albuquerque, New Mexico; Edinburgh, Scotland; Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Cork, Ireland; Hazlet, New Jersey; Gothenberg, Sweden; Tallinn, Estonia and Brisbane, Australia. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Detroit, Montreal, Nashua, Phoenix, Raleigh, San Diego, Seattle and Toronto as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Nanjing, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi’an.

ITEM 3.	LEGAL PROCEEDINGS
Patent Litigation

On February 14, 2011, we filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, we amended our complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671) (California Case I). The lawsuit pertained to one patent and sought judgment of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys’ fees.

On February 15, 2011, Intellectual Ventures added us as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and

Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065) (Delaware Case). The lawsuit pertained to five patents, four of which we were alleged to be infringing. Intellectual Ventures sought unspecified damages, interest and attorneys’ fees. Altera, Microsemi and Lattice were previously dismissed from the case with prejudice.

On October 17, 2011, we filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407) (California Case II). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss our claim for violation of California Business and Professions Code section 17200. We amended our complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertained to two patents and sought judgments of non-infringement by us and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

On May 1, 2014, we entered into a confidential settlement agreement with Intellectual Ventures. Under the terms of the settlement, Intellectual Ventures agreed to dismiss with prejudice all outstanding patent litigation against us. On May 2, 2014, the U.S. District Court for the Northern District of California dismissed California Case I and California Case II and the U.S. District Court for the District of Delaware dismissed the Delaware Case.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 7, 2014, there were approximately 550 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by us to be over 135,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$41.33	$35.51	$36.72	$31.00
Second Quarter	47.99	39.65	35.31	30.63
Third Quarter	47.45	42.99	36.30	32.17
Fourth Quarter	55.07	45.02	39.14	35.61
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2014	Fiscal 2013
First Quarter	$0.25	$0.22
Second Quarter	0.25	0.22
Third Quarter	0.25	0.22
Fourth Quarter	0.25	0.22
On February 11, 2014, our Board of Directors declared a cash dividend of $0.29 per common share for the first quarter of fiscal 2015. The dividend is payable on June 4, 2014 to stockholders of record on May 14, 2014.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
December 29, 2013 to February 1, 2014	—	$—	—	$572,321
February 2 to March 1, 2014	487	$51.26	487	$547,344
March 2 to March 29, 2014	923	$54.20	923	$497,348
Total for Quarter	1,410	$53.18	1,410

(1) In August 2012, the Board authorized the repurchase of $750.0 million of the Company’s common stock (2012 Repurchase Program). The 2012 Repurchase Program has no stated expiration date. Through March 29, 2014, the Company had used $252.7 million of the $750.0 million authorized under the 2012 Repurchase

Program, leaving $497.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 29, 2014 and March 30, 2013.

See "Note 14. Stockholders’ Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 27, 2009, the last trading day before our fiscal 2009, to March 29, 2014, the last trading day of our fiscal 2014. The graph and table assume that $100 was invested on March 27, 2009 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/27/09	04/01/10	04/01/11	03/30/12	03/28/13	03/28/14
Xilinx, Inc.	100.00	135.47	173.50	201.34	216.27	312.16
S&P 500 Index	100.00	147.54	170.21	183.82	209.49	253.26
S&P 500 Semiconductors Index	100.00	152.49	165.73	195.10	176.36	226.95

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 29, 2014
(In thousands, except per share amounts)

	March 29, 2014 (1)	March 30, 2013	March 31, 2012 (2)	April 2, 2011 (3)	April 3, 2010 (4)
Net revenues	$2,382,531	$2,168,652	$2,240,736	$2,369,445	$1,833,554
Operating income	748,927	580,732	627,773	795,399	432,149
Income before income taxes	709,526	547,006	597,051	771,080	421,765
Provision for income taxes	79,138	59,470	66,972	129,205	64,281
Net income	630,388	487,536	530,079	641,875	357,484

Net income per common share:
Basic	$2.37	$1.86	$2.01	$2.43	$1.30
Diluted	$2.19	$1.79	$1.95	$2.39	$1.29
Shares used in per share calculations:
Basic	266,431	261,652	263,783	264,094	276,012
Diluted	287,396	272,753	272,157	268,061	276,953
Cash dividends per common share	$1.00	$0.88	$0.76	$0.64	$0.60

(1)	Fiscal 2014 consolidated statement of income data included litigation charges of $9,410 and loss on extinguishment of convertible debentures of $9,848.

(2)	Fiscal 2012 consolidated statement of income data included restructuring and litigation charges of $3,369 and $15,400, respectively.

(3)	Fiscal 2011 consolidated statement of income data included restructuring charges of $10,346 and impairment loss on investments of $5,904.

(4)	Fiscal 2010 consolidated statement of income data included restructuring charges of $30,064 and impairment loss on investments of $3,805.
Consolidated Balance Sheet Data
Five years ended March 29, 2014
(In thousands)

	2014	2013	2012	2011	2010
Working capital	$2,077,787	$1,910,851	$2,107,533	$2,254,646	$1,549,905
Total assets	5,037,349	4,729,451	4,464,122	4,140,850	3,184,318
Long-term debt	993,870	922,666	906,569	890,980	354,798
Other long-term liabilities	266,438	456,701	507,092	467,113	351,889
Stockholders' equity	2,752,682	2,963,296	2,707,685	2,414,617	2,120,470

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."
Cautionary Statement
The statements in this Management’s Discussion and Analysis that are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995, involve numerous risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "projects," "should," "will," "would" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Management’s Discussion and Analysis for any reason.
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
Valuation of Marketable Securities
Our short-term and long-term investments include marketable debt securities. As of March 29, 2014, we had marketable debt securities with a fair value of $3.39 billion.
We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2014, 2013 or 2012.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2014, approximately 56% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of March 29, 2014, we had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. As of March 30, 2013, we had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2014, there was no impairment of goodwill in fiscal 2014. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2015. To date, no impairment indicators have been identified.
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

In addition, we developed an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The impact of forfeiture true up was not material for all periods presented. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	31.2	34.0	35.1
Gross margin	68.8	66.0	64.9
Operating expenses:
Research and development	20.7	21.9	19.4
Selling, general and administrative	15.9	16.9	16.3
Amortization of acquisition-related intangibles	0.4	0.4	0.3
Restructuring charges	—	—	0.2
Litigation and contingencies	0.4	—	0.7
Total operating expenses	37.4	39.2	36.9
Operating income	31.4	26.8	28.0
Loss on extinguishment of convertible debentures	0.4	—	—
Interest and other expense, net	1.2	1.6	1.4
Income before income taxes	29.8	25.2	26.6
Provision for income taxes	3.3	2.7	2.9
Net income	26.5%	22.5%	23.7%

Net Revenues

(In millions)	2014	Change	2013	Change	2012
Net revenues	$2,382.5	10%	$2,168.7	(3)%	$2,240.7

Net revenues in fiscal 2014 increased 10% to $2.38 billion from $2.17 billion in fiscal 2013. New Product revenues increased in fiscal 2014 but were offset by declines from our Mainstream, Base and Support Products. The increase in New Products was due to higher sales primarily in the Industrial, Aerospace & Defense and Communications end markets. Net revenues in fiscal 2013 decreased 3% compared to fiscal 2012. New Product revenues increased in fiscal 2013 but were offset by declines from our Mainstream, Base and Support Products. The declines were primarily due to lower sales in the Industrial, Aerospace & Defense and Other end markets. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end-market categories.
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

•	New Products include our most recent product offerings and include the Kintex UltraScale, Virtex-7, Kintex-7, Artix-7, Zynq-7000, Virtex-6 and Spartan-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support/services.
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
Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2014	% of Total	% Change	2013	% of Total	% Change	2012
New Products	$874.7	37	85	$473.6	22	81	$261.3
Mainstream Products	810.4	34	(14)	942.9	43	(9)	1,039.7
Base Products	614.4	26	(8)	666.8	31	(21)	847.2
Support Products	83.0	3	(3)	85.4	4	(8)	92.5
Total net revenues	$2,382.5	100	10	$2,168.7	100	(3)	$2,240.7

Net revenues from New Products increased significantly in fiscal 2014 as a result of sales growth from our 28nm as well as 40 nm product families. Sales from our 28nm products exceeded $380.0 million during fiscal 2014. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm products. In fiscal 2013, strong market acceptance of our 28nm, 40nm and 45nm product families contributed to the majority of the revenue growth versus the comparable prior year period.
Net revenues from Mainstream Products decreased in both fiscal 2014 and fiscal 2013 from the comparable prior year periods. The decreases in both periods were largely due to the decline in sales of our Virtex-5 and Spartan-3 product families.
Net revenues from Base Products decreased in fiscal 2014 and fiscal 2013 from the comparable prior year periods. The decreases in both periods were as expected due to a decline in sales from our Virtex-2 and Virtex-4 product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in fiscal 2014 and 2013 compared to the prior year periods. The decreases in both periods were due to a decline in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. In the beginning of fiscal 2013, we modified our end market categories in two ways. First, Data Center customers were moved from the Data Processing category into the Communications category. Additionally, all end market categories were renamed to better reflect actual sales composition. Amounts for the prior periods presented have been reclassified to conform to the new categorization. Net revenues by end markets were reclassified into the following four categories: Communications & Data Center; Industrial, Aerospace & Defense; Broadcast, Consumer & Automotive; and Other. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2014	% Change in Dollars	2013	% Change in Dollars	2012
Communications & Data Center	45%	8	46%	(1)	45%
Industrial, Aerospace & Defense	36	16	34	(4)	35
Broadcast, Consumer & Automotive	16	8	16	2	15
Other	3	(15)	4	(33)	5
Total net revenues	100%	10	100%	(3)	100%
Net revenues from Communications & Data Center, our largest end market, increased in fiscal 2014 in terms of absolute dollars, from the comparable prior year period. The increase in fiscal 2014 was primarily due to stronger sales from both wireline and wireless communications with wireless communication applications driving most of the growth. Net revenues from Communications & Data Center decreased slightly in fiscal 2013 from the comparable prior year period due to lower sales from wireline communications, which completely offset the increased sales from wireless communications.
Net revenues from the Industrial, Aerospace & Defense end market increased in fiscal 2014 from the comparable prior year period. The increase in fiscal 2014 was primarily driven by higher sales in defense and industrial, scientific, and medical applications, as well as test and measurement applications. Net revenues from the Industrial, Aerospace & Defense end market decreased in fiscal 2013 compared to the prior year period. The decrease was due to a decline in sales from aerospace and defense and industrial, scientific and medical applications, which more than offset the increase in sales from test and measurement applications.
Net revenues from the Broadcast, Consumer & Automotive end market increased in fiscal 2014 from the comparable prior year period. The increase in fiscal 2014 was due to an increase in sales from consumer, audio, video and broadcast, and automotive applications. Net revenues from the Broadcast, Consumer & Automotive end market increased in fiscal 2013 due to an increase in sales from audio, video and broadcast, and automotive applications.
Net revenues from the Other end market decreased in fiscal 2014 and 2013 from the comparable prior year periods. The decreases in both periods were primarily due to weaker sales from storage and server applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2014	% of Total	% Change	2013	% of Total	% Change	2012
North America	$707.7	30	8	$655.6	30	(4)	$684.4
Asia Pacific	939.8	39	25	753.8	35	1	744.5
Europe	519.8	22	(5)	548.4	25	(7)	589.8
Japan	215.2	9	2	210.9	10	(5)	222.0
Total net revenues	$2,382.5	100	10	$2,168.7	100	(3)	$2,240.7

Net revenues in North America increased in fiscal 2014 from the comparable prior year period. The increase was primarily due to stronger sales from Industrial and Aerospace & Defense end market, which more than offset lower sales from Communications & Data Center end market. Net revenues in North America decreased in fiscal 2013 from the comparable prior year period. The decrease was primarily due to a decline in sales across most of our end markets, including Communications & Data Center, Industrial and Aerospace & Defense, and Other.
Net revenues in Asia Pacific increased significantly in fiscal 2014 from the comparable prior year period. The increase in fiscal 2014 was primarily due to an increase in sales across most of our end markets with particular strength from the Communications & Data Center end market, particularly wireless communication applications. Net revenues in Asia Pacific increased slightly in fiscal 2013 from the comparable prior year period. The increase was primarily due to an increase in sales from wireless communication applications, industrial, scientific, and medical, and test and measurement applications.
Net revenues in Europe decreased in fiscal 2014 from the comparable prior year period. The decrease in fiscal 2014 was primarily due to weaker sales from Communications & Data Center, which partly offset the increased sales from aerospace and defense applications. Net revenues in Europe decreased in fiscal 2013 from the comparable prior year period. The decrease was due to lower sales from the Communications & Data Center and Broadcast, Consumer, & Automotive end markets.
Net revenues in Japan slightly increased in fiscal 2014 from the comparable prior year period. The increase in fiscal 2014 was primarily due to increased sales in wireline communication applications, which largely offset the decrease from test and measurement applications. The fiscal 2013 decrease in net revenues in Japan, as compared to the prior year period, was primarily driven by lower sales in industrial, scientific, and medical, and test and measurement applications.
Gross Margin

(In millions)	2014	Change	2013	Change	2012
Gross margin	$1,639.3	15%	$1,431.4	(2)%	$1,454.7
Percentage of net revenues	68.8%		66.0%		64.9%

Gross margin was 2.8 percentage points and 1.1 percentage points higher in fiscal 2014 and fiscal 2013 from their comparable prior year period, respectively. The improvement in gross margin was driven primarily by our continued focus on margin expansion and cost reduction across our product portfolio. This improvement was offset, in part, by the significant revenue growth of New Products, which generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth above in "Risk Factors," included in Part I of this Form 10-K", shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management.
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

Research and Development

(In millions)	2014	Change	2013	Change	2012
Research and development	$492.4	4%	$475.5	9%	$435.3
Percentage of net revenues	21%		22%		19%

R&D spending increased $16.9 million, or 4%, during fiscal 2014 from the comparable prior year period. The increase was primarily attributable to higher employee compensation related to variable elements of compensation associated with higher operating margin, and higher stock-based compensation driven by a higher stock price and higher overall headcount. These increases were offset by lower mask and wafer expenses related to 28nm development as this product generation is now entirely in production and shipping at an accelerated rate. R&D for fiscal 2014 also included spending for next generation products, including our UltraScale product family.

R&D spending increased $40.2 million, or 9%, during fiscal 2013 from the comparable prior year period. The increase was primarily attributable to higher employee-related expenses (including stock-based compensation expense), and mask and wafer expenses related to our 28nm development activities.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2014	Change	2013	Change	2012
Selling, general and administrative	$378.6	4%	$365.7	—%	$365.3
Percentage of net revenues	16%		17%		16%
SG&A expenses increased $12.9 million or 4% during fiscal 2014 from the comparable prior year period. We incurred higher employee-related expenses (including employee compensation related to variable spending associated with higher revenue and operating margin, and stock-based compensation expense) in fiscal 2014, but the increases were partially offset by lower legal expenses and continued efforts on controlling other discretionary spending. SG&A expenses were relatively flat during fiscal 2013 compared to the prior year as higher employee-related expenses (including stock-based compensation expense) were offset by lower sales commission due to lower revenues.

Amortization of Acquisition-Related Intangibles

(In millions)	2014	Change	2013	Change	2012
Amortization of acquisition-related intangibles	$9.9	4%	$9.5	26%	$7.6
Percentage of net revenues	—%		—%		—%
Amortization expense for fiscal 2014 and 2013 increased from the comparable prior year periods. The increases were primarily due to the impact of amortization of intangible assets obtained from an acquisition during the second quarter of fiscal 2013. See "Note 18. Business Combination" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Litigation and Contingencies

On December 19, 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT). Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between Xilinx, Avnet, Inc. and PACT and Xilinx agreed to pay PACT a lump sum of $33.5 million. In addition, we received license rights to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

We previously recorded charges of $15.4 million in fiscal 2012. Due to the $33.5 million settlement, we recorded an additional $9.4 million in fiscal 2014 as a current period charge to the consolidated statements of income. The remainder of the settlement of $8.7 million will be amortized to cost of revenues in subsequent periods.

Stock-Based Compensation

(In millions)	2014	Change	2013	Change	2012
Stock-based compensation included in:
Cost of revenues	$7.6	20%	$6.4	13%	$5.6
Research and development	46.2	22%	37.9	17%	32.3
Selling, general and administrative	40.5	21%	33.6	14%	29.5
	$94.3	21%	$77.9	15%	$67.4
The $16.4 million and $10.5 million increases in stock-based compensation expense for fiscal 2014 and 2013, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we granted lower number of stock options in the current fiscal year.

Loss on Extinguishment of Convertible Debentures
On March 12, 2014, we paid $1.23 billion in cash to redeem all of the outstanding $689.6 million (principal amount) of our 3.125% Junior Convertible Debentures due March 15, 2037 (2037 Convertible Notes). In accordance with the authoritative guidance for convertible debentures issued by the Financial Accounting Standards Board (FASB), the redemption payment was allocated between the liability ($377.6 million) and equity ($856.5 million) components of the convertible debentures, using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the redemption. As a result, we recognized a loss on extinguishment of convertible debentures of $9.8 million.
Interest and Other Expense, Net

(In millions)	2014	Change	2013	Change	2012
Interest and other expense, net	$29.6	(12)%	$33.7	10%	$30.7
Percentage of net revenues	1%		2%		1%
Our net interest and other expense decreased by $4.1 million in fiscal 2014 from the comparable prior year period. The decrease was primarily due to higher interest income from the investment portfolio. The increase in net interest and other expense in fiscal 2013 over the prior-year period was primarily due to an impairment of investments in non-marketable equity securities.
Provision for Income Taxes

(In millions)	2014	Change	2013	Change	2012
Provision for income taxes	$79.1	33%	$59.5	(11)%	$67.0
Percentage of net revenues	3%		3%		3%
Effective tax rate	11%		11%		11%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, we intend to permanently reinvest these earnings outside of the U.S.

The effective tax rate remained flat for fiscal 2014 as compared with fiscal 2013, with underlying increases and decreases that offset each other. Both periods included benefits relating to lapses of statutes of limitation; however, the fiscal 2014 benefit was $5.5 million, which was less than the comparable release in fiscal 2013 of $9.0 million. The fiscal 2014 effective tax rate included a shift in the geographic mix of earnings with proportionally more earnings subject to U.S. tax. These two items, which increased the effective tax rate, were offset by a decrease in the rate when the amount of permanently reinvested foreign earnings, for which no U.S. taxes were provided, was increased.

The effective tax rate remained flat for fiscal 2013 as compared with fiscal 2012. While both periods included benefits related to the U.S. federal research credit, the credit was larger in fiscal 2013 than fiscal 2012 primarily due to the retroactive reinstatement of the research tax credit as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. The income tax provision for fiscal 2013 included five quarters of research tax credit as compared to the fiscal 2012 provision, which included three quarters. The net benefits relating to the federal research credit for fiscal 2013 and 2012 were $12.7 million and $9.1 million, respectively. Both periods also included benefits relating to lapses of statutes of limitation; however, the fiscal 2013 benefit was less than the comparable release in fiscal 2012. The benefits relating to lapses of statutes of limitation for fiscal 2013 and 2012 were $9.0 million and $15.9 million, respectively.
Financial Condition, Liquidity and Capital Resources
We have historically used a combination of cash flows from operations and equity and debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are liquid and available for future business needs.
Fiscal 2014 Compared to Fiscal 2013
Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 29, 2014 and March 30, 2013 totaled $3.65 billion and $3.37 billion, respectively. As of March 29, 2014, we had cash, cash equivalents and short-term investments of $2.46 billion and working capital of $2.08 billion. As of March 30, 2013, cash, cash equivalents and short-term investments were $1.71 billion and working capital was $1.91 billion.

As of March 29, 2014, we had $1.84 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $752.6 million of the $1.84 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 29, 2014. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

During fiscal 2014, our operations generated net positive cash flow of $804.9 million, which was $148.4 million higher than the $656.5 million generated during fiscal 2013. The positive cash flow from operations generated during fiscal 2014 was primarily from net income as adjusted for non-cash related items and increases in accounts payable and accrued liabilities. These items were partially offset by decrease in income taxes payable as well as increases in accounts receivable, inventories and other assets.

Net cash provided by investing activities was $28.6 million during fiscal 2014, as compared to net cash used in investing activities of $511.5 million in fiscal 2013. Net cash provided by investing activities during fiscal 2014 consisted of $57.5 million of net sales of available-for-sale securities and $16.0 million of other investing activities, which was partially offset by $44.9 million for purchases of property, plant and equipment (see further discussion below).
Net cash used in financing activities was $483.4 million in fiscal 2014, as compared to $310.3 million in fiscal 2013. Net cash used in financing activities during fiscal 2014 consisted of $1.23 billion in redemption of the 2037 Convertible Notes, $267.3 million dividend payments to stockholders and $241.1 million of cash payment to repurchase common stocks, which was partially offset by $990.1 million of proceeds from issuance of the 2019 and 2021 Notes, $238.2 million of proceeds from issuance of common stock under employee stock plans and $30.8 million for the excess of the tax benefit from stock-based compensation.
Accounts Receivable
Accounts receivable increased by $38.7 million and days sales outstanding (DSO) increased slightly to 41 days at March 29, 2014 from 38 days at March 30, 2013. The increase was primarily due to timing of shipments and collections.
Inventories
Inventories increased to $234.0 million as of March 29, 2014 from $201.3 million as of March 30, 2013, with combined inventory days at Xilinx and distribution increasing to 125 days at March 29, 2014 from 108 days at March 30, 2013. During fiscal 2014 and 2013, our inventory levels were relatively higher than historical trends due to the build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line and the build ahead of our 28nm products in anticipation of ramping sales. We expect to ship the vast majority of these parts over the next two years.
We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.
Property, Plant and Equipment
During fiscal 2014, we invested $44.9 million in property, plant and equipment compared to $30.3 million in fiscal 2013. Primary investments in fiscal 2014 were for equipment and building improvements in order to support our New Products development and infrastructures.
Current Liabilities
Current liabilities increased to $989.4 million at the end of fiscal 2014 from $386.8 million at the end of fiscal 2013. The change was primarily due to the reclassification of our convertible debentures as a current liability on our consolidated balance sheet. See

"Note 13. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information.
Temporary and Stockholders’ Equity
Temporary and stockholders’ equity decreased $175.6 million during fiscal 2014 from $2.96 billion in fiscal 2013 to $2.79 billion in fiscal 2014. The decrease was primarily due to $646.7 million convertible debt extinguishment, $267.3 million of payment of dividends to stockholders, $242.1 million of repurchase of common stock and $9.2 million of other comprehensive loss. These decreases were partially offset by $630.4 million in net income for fiscal 2014, $94.3 million of stock-based compensation, $238.2 million of issuance of common stock under employee stock plans and increase in temporary equity of $35.0 million (see "Note 13. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for more information on temporary equity).
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
Accounts Receivable
Accounts receivable increased by $14.2 million and DSOs increased to 38 days at March 30, 2013 from 35 days at March 31, 2012. The increase was primarily due to timing of shipments and collections.
Inventories
Inventories decreased to $201.3 million as of March 30, 2013 from $204.9 million as of March 31, 2012, but combined inventory days at Xilinx and distribution increased slightly to 108 days at March 30, 2013 from 106 days at March 31, 2012. While we were able to manage our inventory and reduce the balance in terms of absolute dollars at the end of fiscal 2013 from prior year, during fiscal 2013 and 2012 our inventory levels were still relatively higher than historical trends due to our decision to build ahead a number of legacy parts in response to the previously planned closure of a particular foundry process line.
Property, Plant and Equipment
During fiscal 2013, we invested $30.3 million in property, plant and equipment compared to $70.1 million in fiscal 2012. Primary investments in fiscal 2013 were for equipment, building improvements, testers, handlers, software in order to support our New Products development and infrastructures.
Current Liabilities
Current liabilities increased to $386.8 million at the end of fiscal 2013 from $342.8 million at the end of fiscal 2012. The change was primarily due to an increase in the U.S. federal income tax liability, partially offset by the decrease in deferred income on shipments to distributors.

Stockholders’ Equity
Stockholders’ equity increased $255.6 million during fiscal 2013 from $2.71 billion in fiscal 2012 to $2.96 billion in fiscal 2013. The increase was primarily due to $487.5 million in net income for fiscal 2013, $77.9 million of stock-based compensation, $107.7 million of issuance of common stock under employee stock plans and $1.4 million of other comprehensive income. The increase was partially offset by $197.7 million of repurchase of common stock and $230.5 million of payment of dividends to stockholders.

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
We repurchased 5.2 million shares of our common stock for $242.1 million during fiscal 2014. During fiscal 2013, we used $197.7 million of cash to repurchase 6.2 million shares of common stock. During fiscal 2014, we paid $267.3 million in cash dividends to stockholders, representing $1.00 per common share. During fiscal 2013, we paid $230.5 million in cash dividends to stockholders, representing $0.88 per common share. On February 11, 2014, our Board of Directors declared a cash dividend of $0.29 per common share for the first quarter of fiscal 2015. The dividend is payable on June 4, 2014 to stockholders of record on May 14, 2014. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of March 29, 2014, marketable securities measured at fair value using Level 3 inputs were comprised of $20.2 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 1% as of March 29, 2014. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information.
During fiscal 2014, we redeemed $10.3 million of student loan auction rate securities for cash at par value.
Contractual Obligations
The following table summarizes our significant contractual obligations as of March 29, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of March 29, 2014.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$19.0	$5.9	$6.1	$3.5	$3.5
Inventory and other purchase obligations (2)	143.8	143.8	—	—	—
Electronic design automation software licenses (3)	24.5	12.0	12.5	—	—
Intellectual property license rights obligations (4)	5.0	—	—	—	5.0
2017 Convertible Notes-principal and interest (5)	650.6	15.8	31.5	603.3	—
2019 and 2021 Notes-principal and interest (5)	1,157.1	25.6	51.3	550.8	529.4
Total	$2,000.0	$203.1	$101.4	$1,157.6	$537.9

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $3.1 million for fiscal 2014. See "Note 9. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of March 29, 2014, we had $24.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.

(4)
We committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

(5)
For purposes of this table we have assumed the principal of our debentures will be paid on maturity dates, which is June 15, 2017 for the 2017 Convertible Notes, March 15, 2019 for the 2019 Notes and March 15, 2021 for the 2021 Notes. See "Note 13. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

As of March 29, 2014, $11.5 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements
As of March 29, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.39 billion as of March 29, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 29, 2014 and March 30, 2013 would have affected the fair value of our investment portfolio by approximately $53.0 million and $51.0 million, respectively.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 29, 2014 and March 30, 2013, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	March 29, 2014	March 30, 2013
Singapore Dollar	$60,551	$70,197
Euro	46,062	39,865
Indian Rupee	18,631	16,941
British Pound	12,056	11,602
Japanese Yen	9,273	10,891
	$146,573	$149,496

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2016. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 29, 2014 and March 30, 2013 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 29, 2014 and March 30, 2013 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 29, 2014	March 30, 2013	March 31, 2012
Net revenues	$2,382,531	$2,168,652	$2,240,736
Cost of revenues	743,253	737,206	786,078
Gross margin	1,639,278	1,431,446	1,454,658
Operating expenses:
Research and development	492,447	475,522	435,276
Selling, general and administrative	378,607	365,684	365,272
Amortization of acquisition-related intangibles	9,887	9,508	7,568
Restructuring charges	—	—	3,369
Litigation and contingencies	9,410	—	15,400
Total operating expenses	890,351	850,714	826,885
Operating income	748,927	580,732	627,773
Loss on extinguishment of convertible debentures	9,848	—	—
Interest and other expense, net	29,553	33,726	30,722
Income before income taxes	709,526	547,006	597,051
Provision for income taxes	79,138	59,470	66,972
Net income	$630,388	$487,536	$530,079
Net income per common share:
Basic	$2.37	$1.86	$2.01
Diluted	$2.19	$1.79	$1.95
Shares used in per share calculations:
Basic	266,431	261,652	263,783
Diluted	287,396	272,573	272,157

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Net income	$630,388	$487,536	$530,079
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(11,241)	3,343	7,159
Reclassification adjustment for gains on available-for-sale securities	(167)	(1,740)	(1,062)
Net change in unrealized gains (losses) on hedging transactions	459	(1,059)	(3,665)
Reclassification adjustment for gains (losses) on hedging transactions	1,707	2,792	(4,659)
Cumulative translation adjustment, net	34	(1,940)	(1,026)
Other comprehensive income (loss)	(9,208)	1,396	(3,253)
Total comprehensive income	$621,180	$488,932	$526,826

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 29, 2014	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$973,677	$623,558
Short-term investments	1,483,644	1,091,187
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,355 and $3,425 in 2014 and 2013, respectively	267,833	229,175
Inventories	233,999	201,250
Deferred tax assets	56,166	60,709
Prepaid expenses and other current assets	51,828	91,760
Total current assets	3,067,147	2,297,639
Property, plant and equipment, at cost:
Land	93,701	93,701
Buildings	311,411	303,958
Machinery and equipment	358,193	340,402
Furniture and fixtures	46,725	46,735
	810,030	784,796
Accumulated depreciation and amortization	(454,941)	(419,109)
Net property, plant and equipment	355,089	365,687
Long-term investments	1,190,775	1,651,033
Goodwill	159,296	158,990
Acquisition-related intangibles, net	28,867	36,054
Other assets	236,175	220,048
Total Assets	$5,037,349	$4,729,451
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,695	$72,766
Accrued payroll and related liabilities	157,373	124,195
Income taxes payable	12,936	60,632
Deferred income on shipments to distributors	55,099	53,358
Other accrued liabilities	49,256	75,837
Current portion of long-term debt	565,001	—
Total current liabilities	989,360	386,788
Long-term debt	993,870	922,666
Deferred tax liabilities	253,433	415,442
Long-term income taxes payable	11,470	37,579
Other long-term liabilities	1,535	3,680
Commitments and contingencies
Temporary equity (Note 13)	34,999	—
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 268,637 and 263,649 shares issued and outstanding in 2014 and 2013, respectively	2,686	2,636
Additional paid-in capital	805,073	1,276,278
Retained earnings	1,945,471	1,675,722
Accumulated other comprehensive income (loss)	(548)	8,660
Total stockholders’ equity	2,752,682	2,963,296
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,037,349	$4,729,451
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$630,388	$487,536	$530,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,464	56,327	55,658
Amortization	19,808	17,233	16,690
Stock-based compensation	94,314	77,862	67,418
Loss on extinguishment of convertible debentures	9,848	—	—
Net (gain) loss on sale of available-for-sale securities	332	(2,815)	(2,515)
Amortization of debt discount on convertible debentures	16,319	15,880	15,545
Provision (benefit) for deferred income taxes	53,854	(44,100)	79,326
Excess tax benefit from stock-based compensation	(30,754)	(10,156)	(11,957)
Others	(1,618)	2,779	44
Changes in assets and liabilities:
Accounts receivable, net	(38,658)	(14,210)	71,499
Inventories	(32,333)	3,889	60,121
Prepaid expenses and other current assets	(4,754)	5,000	(7,401)
Other assets	(21,335)	(13,932)	1,427
Accounts payable	76,929	(5,846)	(20,640)
Accrued liabilities (including restructuring activities)	19,659	(2,319)	14,198
Income taxes payable	(44,287)	97,053	(9,992)
Deferred income on shipments to distributors	1,741	(13,644)	(32,761)
Net cash provided by operating activities	804,917	656,537	826,739
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,843,395)	(3,910,398)	(4,333,508)
Proceeds from sale and maturity of available-for-sale securities	3,900,858	3,514,224	3,481,501
Purchases of property, plant and equipment	(44,865)	(30,265)	(70,071)
Other investing activities	16,048	(85,076)	(38,819)
Net cash provided by (used in) investing activities	28,646	(511,515)	(960,897)
Cash flows from financing activities:
Repurchase of convertible debentures	(1,234,086)	—	—
Repurchases of common stock	(241,076)	(197,689)	(219,638)
Proceeds from issuance of common stock through various stock plans, net	238,158	107,716	108,663
Payment of dividends to stockholders	(267,343)	(230,469)	(200,361)
Proceeds from issuance of long-term debts, net	990,149	—	—
Excess tax benefit from stock-based compensation	30,754	10,156	11,957
Net cash used in financing activities	(483,444)	(310,286)	(299,379)
Net increase (decrease) in cash and cash equivalents	350,119	(165,264)	(433,537)
Cash and cash equivalents at beginning of period	623,558	788,822	1,222,359
Cash and cash equivalents at end of period	$973,677	$623,558	$788,822
Supplemental disclosure of cash flow information:
Interest paid	$36,847	$37,301	$37,301
Income taxes paid (refunded), net	$68,215	$6,975	$(2,447)
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding
(In thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of April 2, 2011	264,602	$2,646	$1,163,410	$1,238,044	$10,517	$2,414,617
Components of comprehensive income:
Net income	—	—	—	530,079	—	530,079
Other comprehensive loss	—	—	—	—	(3,253)	(3,253)
Total comprehensive income						526,826
Issuance of common shares under employee stock plans	6,040	61	108,602	—	—	108,663
Repurchase and retirement of common stock	(7,030)	(71)	(154,132)	(65,435)	—	(219,638)
Stock-based compensation expense	—	—	67,418	—	—	67,418
Stock-based compensation capitalized in inventory	—	—	242	—	—	242
Cash dividends declared ($0.76 per common share)	—	—	—	(200,361)	—	(200,361)
Tax benefit from stock-based compensation	—	—	9,918	—	—	9,918
Balance as of March 31, 2012	263,612	2,636	1,195,458	1,502,327	7,264	2,707,685
Components of comprehensive income:
Net income	—	—	—	487,536	—	487,536
Other comprehensive income	—	—	—	—	1,396	1,396
Total comprehensive income						488,932
Issuance of common shares under employee stock plans	6,191	61	107,655	—	—	107,716
Repurchase and retirement of common stock	(6,154)	(61)	(113,956)	(83,672)	—	(197,689)
Stock-based compensation expense	—	—	77,862	—	—	77,862
Stock-based compensation capitalized in inventory	—	—	275	—	—	275
Cash dividends declared ($0.88 per common share)	—	—	—	(230,469)	—	(230,469)
Tax benefit from stock-based compensation	—	—	8,984	—	—	8,984
Balance as of March 30, 2013	263,649	2,636	1,276,278	1,675,722	8,660	2,963,296
Components of comprehensive income:
Net income	—	—	—	630,388	—	630,388
Other comprehensive loss	—	—	—	—	(9,208)	(9,208)
Total comprehensive income						621,180
Issuance of common shares under employee stock plans	10,124	101	238,057	—	—	238,158
Repurchase and retirement of common stock	(5,136)	(51)	(148,747)	(93,296)	—	(242,094)
Stock-based compensation expense	—	—	94,314	—	—	94,314
Stock-based compensation capitalized in inventory	—	—	416	—	—	416
Temporary equity reclassification	—	—	(34,999)	—	—	(34,999)
Convertible Debt Extinguishment	—	—	(646,650)	—	—	(646,650)
Cash dividends declared ($1.00 per common share)	—	—	—	(267,343)	—	(267,343)
Tax benefit from stock-based compensation	—	—	26,404	—	—	26,404
Balance as of March 29, 2014	268,637	$2,686	$805,073	$1,945,471	$(548)	$2,752,682
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2014, 2013 and 2012 were 52-week years ended on March 29, 2014, March 30, 2013 and March 31, 2012, respectively. Fiscal 2015 will be a 52-week year ending on March 28, 2015.
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
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of non-financial institution securities, U.S. and foreign government and agency securities, money market funds, and financial institution securities. Short-term investments consist of U.S. and foreign government and agency securities, mortgage-backed securities, financial institution securities, non-financial institution securities, a debt mutual fund and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of mortgage-backed securities, non-financial institution securities, a debt mutual fund, U.S. government and agency securities, auction rate securities and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 29, 2014 and March 30, 2013, long-term investments also included approximately $20.2 million and $28.7 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program (FFELP) that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.
The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds, U.S. and foreign government and agency securities and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 29, 2014 or March 30, 2013. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other expense, net, and declines in value judged to be other than temporary are included in impairment loss on investments. The cost of securities matured or sold is based on the specific identification method.
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
Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 29, 2014	March 30, 2013
Raw materials	$15,306	$12,484
Work-in-process	192,067	165,034
Finished goods	26,626	23,732
	$233,999	$201,250
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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $55.5 million, $56.3 million and $55.7 million for fiscal 2014, 2013 and 2012, respectively.
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
Goodwill
Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2014, there was no impairment of goodwill in fiscal 2014. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2015. To date, no impairment indicators have been identified.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2014, approximately 56% of the Company’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of March 29, 2014, the Company had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. As of March 30, 2013, the Company had $71.3 million of deferred revenue and $17.9 million of deferred cost of revenues recognized as a net $53.4 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2014 and 2013, the accrual balance of the product warranty liability was immaterial.

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
Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of March 29, 2014 and March 30, 2013, Avnet accounted for 55% and 64% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 46%, 46% and 48% of the Company’s worldwide net revenues in fiscal 2014, 2013 and 2012, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 84% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of March 29, 2014, approximately 34% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
Recent Accounting Pronouncements
Beginning in its fiscal 2014, the Company adopted the authoritative guidance established by the FASB that sets requirements for presentation for significant items reclassified out of the accumulated other comprehensive income (loss) to net income in their entirety during the period, and for items not reclassified to net income in their entirety during the period. This guidance does not affect the underlying accounting for components of other comprehensive income (loss).

In January 2014, the FASB issued the authoritative guidance that permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. If the conditions are met, the guidance permits an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and the other tax benefits received and recognize the net investment performance in the income statement as a component of income tax. The guidance will be effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2014, which for Xilinx is for its first quarter of fiscal year 2016, and should be applied retrospectively for all periods presented. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

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
The Company determines the fair value for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analysis. The Company primarily uses a consensus price or weighted-average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price. For certain other securities, such as student loan auction rate securities, the Company performs its own valuation analysis using a discounted cash flow pricing model.
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2014 and the Company did not adjust or override any fair value measurements as of March 29, 2014.
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
The Company’s Level 2 assets consist of financial institution securities, non-financial institution securities, municipal bonds, U.S. agency securities, foreign government and agency securities, mortgage-backed securities and debt mutual funds. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and March 30, 2013:

	March 29, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$213,988	$—	$—	$213,988
Financial institution securities	—	131,990	—	131,990
Non-financial institution securities	—	319,970	—	319,970
U.S. government and agency securities	69,998	—	—	69,998
Foreign government and agency securities	—	194,984	—	194,984
Short-term investments:
Financial institution securities	—	234,916	—	234,916
Non-financial institution securities	—	226,828	—	226,828
Municipal bonds	—	15,780	—	15,780
U.S. government and agency securities	349,023	89,422	—	438,445
Foreign government and agency securities	—	159,951	—	159,951
Mortgage-backed securities	—	387,508	—	387,508
Debt mutual fund	—	20,216	—	20,216
Long-term investments:
Non-financial institution securities	—	209,274	—	209,274
Auction rate securities	—	—	20,160	20,160
Municipal bonds	—	15,986	—	15,986
U.S. government and agency securities	4,950	36,126	—	41,076
Mortgage-backed securities	—	847,581	—	847,581
Debt mutual fund	—	56,698	—	56,698
Derivative financial instruments, net	—	1,713	—	1,713
Total assets measured at fair value	$637,959	$2,948,943	$20,160	$3,607,062

	March 30, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$108,311	$—	$—	$108,311
Financial institution securities	—	124,988	—	124,988
Non-financial institution securities	—	163,674	—	163,674
U.S. government and agency securities	95,039	—	—	95,039
Foreign government and agency securities	—	54,989	—	54,989
Short-term investments:
Financial institution securities	—	179,933	—	179,933
Non-financial institution securities	—	200,670	—	200,670
Municipal Bonds	—	3,706	—	3,706
U.S. government and agency securities	416,887	75,011	—	491,898
Foreign government and agency securities	—	214,912	—	214,912
Mortgage-backed securities	—	68	—	68
Long-term investments:
Non-financial institution securities	—	235,275	—	235,275
Auction rate securities	—	—	28,700	28,700
Municipal bonds	—	21,234	—	21,234
U.S. government and agency securities	55,142	55,143	—	110,285
Mortgage-backed securities	—	1,192,612	—	1,192,612
Debt mutual fund	—	62,927	—	62,927
Total assets measured at fair value	$675,379	$2,585,142	$28,700	$3,289,221
Liabilities
Derivative financial instruments, net	$—	$1,615	$—	$1,615
Convertible debentures — embedded derivative	—	—	1,090	1,090
Total liabilities measured at fair value	$—	$1,615	$1,090	$2,705
Net assets measured at fair value	$675,379	$2,583,527	$27,610	$3,286,516

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended
(In thousands)	March 29, 2014	March 30, 2013
Balance as of beginning of period	$27,610	$27,998
Total realized and unrealized gains (losses):
Included in interest and other expense, net	1,090	(159)
Included in other comprehensive income (loss)	1,760	471
Sales and settlements, net (1)	(10,300)	(700)
Balance as of end of period	$20,160	$27,610

(1)	During fiscal 2014 and 2013, the Company redeemed $10.3 million and $700 thousand of student loan auction rate securities, respectively, for cash at par value.
The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held as of the end of the period are summarized as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Included in interest and other expense, net	$—	$(159)	$14
As of March 29, 2014, marketable securities measured at fair value using Level 3 inputs were comprised of $20.2 million of student loan auction rate securities. Auction failures during the fourth quarter of fiscal 2008 and the lack of market activity and liquidity required that the Company’s student loan auction rate securities be measured using observable market data and Level 3 inputs. The fair values of the Company’s student loan auction rate securities were based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities. Substantially all of the underlying assets that secure the student loan auction rate securities are pools of student loans originated under FFELP, which are substantially guaranteed by the U.S. Department of Education. The fair values of the Company’s student loan auction rate securities were determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The most significant assumptions of the model are the weighted-average life over which cash flows were projected of eight years (given the collateral composition of the securities) and the discount rates ranging from 2.12% to 2.80% that were applied to the pricing model (based on market data and information for comparable- or similar-term student loan asset-backed securities). A hypothetical 20% increase or decrease of the weighted-average life over which cash flows were projected and 100 basis points (one percentage point) increase or decrease in the discount rates would not have a material effect on the fair values of the Company’s student loan auction rate securities. The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell, the student loan auction rate securities before anticipated recovery, which could be at final maturity that ranges from June 2043 to May 2047.

The 2037 Convertible Notes, which were redeemed on March 12, 2014 (see "Note 13. Debt and Credit Facility"), included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 2037 Convertible Notes. Its fair value was established at the inception of the 2037 Convertible Notes. Prior to the redemption, each quarter, the change in the fair value of the embedded derivative, if any, was recorded in the consolidated statements of income. The Company used a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model were the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 2037 Convertible Notes’ credit spread over London Interbank Offered Rate. The first three inputs were based on observable market data and were considered Level 2 inputs while the last two inputs required management judgment and were Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of March 29, 2014 were approximately $1.12 billion, $498.3 million and $497.8 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 4.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 29, 2014				March 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$213,988	$—	$—	$213,988	$108,311	$—	$—	$108,311
Financial institution
securities	366,906	—	—	366,906	304,921	—	—	304,921
Non-financial institution
securities	753,888	3,428	(1,244)	756,072	594,561	5,193	(135)	599,619
Auction rate securities	21,500	—	(1,340)	20,160	31,900	—	(3,200)	28,700
Municipal bonds	31,367	604	(205)	31,766	24,496	514	(70)	24,940
U.S. government and
agency securities	548,568	1,135	(184)	549,519	696,836	431	(45)	697,222
Foreign government and
agency securities	354,935	—	—	354,935	269,901	—	—	269,901
Mortgage-backed securities	1,234,237	11,380	(10,528)	1,235,089	1,180,156	17,601	(5,077)	1,192,680
Debt mutual funds	81,350	216	(4,652)	76,914	61,350	1,577	—	62,927
	$3,606,739	$16,763	$(18,153)	$3,605,349	$3,272,432	$25,316	$(8,527)	$3,289,221
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 29, 2014 and March 30, 2013:

	March 29, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$112,470	$(1,167)	$4,488	$(77)	$116,958	$(1,244)
Auction rate securities	—	—	20,160	(1,340)	20,160	(1,340)
Municipal bonds	5,917	(166)	1,743	(39)	7,660	(205)
U.S. government and
agency securities	118,125	(184)	—	—	118,125	(184)
Mortgage-backed securities	457,903	(7,225)	132,376	(3,303)	590,279	(10,528)
Debt mutual fund	56,698	(4,652)	—	—	56,698	(4,652)
	$751,113	$(13,394)	$158,767	$(4,759)	$909,880	$(18,153)

	March 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$27,114	$(135)	$—	$—	$27,114	$(135)
Auction rate securities	—	—	28,701	(3,200)	28,701	(3,200)
Municipal bonds	8,927	(70)	60	—	8,987	(70)
U.S. government and
agency securities	388,696	(45)	—	—	388,696	(45)
Mortgage-backed securities	367,561	(4,930)	11,029	(147)	378,590	(5,077)
	$792,298	$(5,180)	$39,790	$(3,347)	$832,088	$(8,527)

As of March 29, 2014, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and a debt mutual fund due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities and the debt mutual fund was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment, and failed auction rate securities, which were due to adverse conditions in the global credit markets during the past five years.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 29, 2014 and March 30, 2013 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 29, 2014 and March 30, 2013. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, auction rate securities, municipal bonds, U.S. and foreign government and agency securities and mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 29, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,614,563	$1,614,735
Due after one year through five years	437,854	440,661
Due after five years through ten years	231,266	232,909
Due after ten years	1,027,718	1,026,142
	$3,311,401	$3,314,447
As of March 29, 2014, $585.9 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Gross realized gains on sale of available-for-sale securities	$2,080	$3,488	$2,916
Gross realized losses on sale of available-for-sale securities	(2,412)	(673)	(401)
Net realized gains (losses) on sale of available-for-sale securities	$(332)	$2,815	$2,515
Amortization of premiums on available-for-sale securities	$27,293	$25,123	$13,302

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments
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
As of March 29, 2014 and March 30, 2013, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 29, 2014	March 30, 2013
Singapore Dollar	$60,551	$70,197
Euro	46,062	39,865
Indian Rupee	18,631	16,941
British Pound	12,056	11,602
Japanese Yen	9,273	10,891
	$146,573	$149,496

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2016. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of March 29, 2014, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 29, 2014 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of March 29, 2014 and March 30, 2013, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 29, 2014	Prepaid expenses and other current assets	$2,648	Other accrued liabilities	$935
March 30, 2013	Prepaid expenses and other current assets	$1,179	Other accrued liabilities	$2,794

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2014 and 2013:

	Foreign Exchange Contracts
(In thousands)	2014	2013
Amount of gains recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$2,167	$1,734

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(1,707)	$(2,793)

Amount of losses recorded (ineffective portion) *	$(13)	$(5)

*	Recorded in Interest and Other Expense location within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans
The Company’s equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s ESPP:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Stock-based compensation included in:
Cost of revenues	$7,602	$6,356	$5,630
Research and development	46,197	37,937	32,310
Selling, general and administrative	40,515	33,569	29,478
Stock-based compensation effect on income before taxes	94,314	77,862	67,418
Income tax effect	(27,327)	(22,137)	(19,214)
Net stock-based compensation effect on net income	$66,987	$55,725	$48,204
In accordance with the authoritative guidance on accounting for share-based payments, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization was recognized in the period the forfeiture estimate was changed, and was not material for all periods presented.

As of March 29, 2014 and March 30, 2013, the ending inventory balances included $2.4 million and $2.0 million of capitalized stock-based compensation, respectively. During fiscal 2014, 2013 and 2012, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $67.0 million, $32.6 million and $31.2 million, respectively.
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
The Company's stock-based compensation expense relating to options granted during fiscal 2014, 2013, and 2012 were not material.
The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2014, 2013 and 2012 were $11.11, $8.61 and $9.42, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	2014	2013	2012
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.24	0.26	0.29
Risk-free interest rate	0.2%	0.2%	0.2%
Dividend yield	2.4%	2.7%	2.4%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2014, 2013 and 2012 were $38.90, $31.58 and $33.69, respectively. The weighted average fair value of RSUs granted in fiscal 2013, 2012 and 2011 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	0.7%	0.4%	0.7%
Dividend yield	2.5%	2.7%	2.2%
Options outstanding that have vested and are expected to vest in future periods as of March 29, 2014 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e., exercisable)	4,935	$24.87	2.20	$142,968
Expected to vest	326	$30.36	4.10	$7,648
Total vested and expected to vest	5,261	$25.21	2.30	$150,616

Total outstanding	5,280	$25.22	2.30	$151,139

(1)	These amounts represent the difference between the exercise price and $53.84, the closing price per share of Xilinx’s stock on March 29, 2014, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $4.7 million completed vesting during fiscal 2014. As of March 29, 2014, total unrecognized stock-based compensation costs related to stock options and Employee Stock Purchase Plan were $2.4 million and $20.9 million, respectively. The total unrecognized stock-based compensation cost for stock options and Employee Stock Purchase Plan is expected to be recognized over a weighted-average period of 1.2 years and 1.1 years, respectively.

Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 20.3 million shares as of March 29, 2014, including 15.0 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.
A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
April 2, 2011	13,164
Additional shares reserved	4,500
Stocks options granted	(207)
Stock options cancelled	70
RSUs granted	(2,977)
RSUs cancelled	358
March 31, 2012	14,908
Additional shares reserved	3,500
Stocks options granted	(92)
Stock options cancelled	209
RSUs granted	(3,018)
RSUs cancelled	483
March 30, 2013	15,990
Additional shares reserved	2,000
Stocks options granted	(8)
Stock options cancelled	26
RSUs granted	(3,297)
RSUs cancelled	326
March 29, 2014	15,037
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2011	24,969	$29.11
Granted	207	$34.79
Exercised	(3,622)	$24.70
Forfeited/cancelled/expired	(3,766)	$37.35
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Options exercisable at:
March 29, 2014	4,935	$24.87
March 30, 2013	11,639	$28.07
The total pre-tax intrinsic value of options exercised during fiscal 2014 and 2013 was $119.6 million and $38.9 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.
The following information relates to options outstanding and exercisable under the Option Plans as of March 29, 2014:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual Term	Price Per	Options	Price Per
Range of Exercise Prices	Outstanding	(Years)	Share	Exercisable	Share
$15.95 - $19.79	78	1.97	$18.15	78	$18.15
$20.14 - $29.93	4,766	2.21	$24.46	4,604	$24.41
$30.04 - $38.56	355	4.14	$33.54	180	$32.88
$40.11 - $40.37	81	0.11	$40.11	73	$40.11
	5,280	2.30	$25.22	4,935	$24.87

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (1)
April 2, 2011	4,215	$23.19
Granted	2,977	$33.69
Vested (2)	(1,543)	$23.11
Cancelled	(410)	$25.18
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested (2)	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested (2)	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08	2.38	$371,578

Expected to vest as of March 29, 2014	6,339	$35.22	3.38	$341,289

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on March 29, 2014 of $53.84, multiplied by the number of RSUs outstanding or expected to vest as of March 29, 2014.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.
RSUs with a fair value of $60.4 million were vested during fiscal 2014. As of March 29, 2014, total unrecognized stock-based compensation costs related to non-vested RSUs was $185.1 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
Under the Company’s ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 78% of all eligible employees participate in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.2 million shares for $37.9 million in fiscal 2014, 1.3 million shares for $34.5 million in fiscal 2013, and 1.2 million shares for $33.1 million in fiscal 2012. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2015. As of March 29, 2014, 9.7 million shares were available for future issuance out of the 50.5 million shares authorized.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	2014	2013
Accrued payroll and related liabilities:
Accrued compensation	$90,865	$66,967
Deferred compensation plan liability	59,569	50,412
Other	6,939	6,816
	$157,373	$124,195

Note 8.	Restructuring Charges

During the second quarter of fiscal 2012, the Company implemented restructuring measures designed to consolidate its research and development activities in the U.S. and to reduce its global workforce by 46 net positions, or less than 2%. The Company completed this restructuring plan and recorded total restructuring charges of $3.4 million in the second quarter of fiscal 2012, which was predominantly related to severance costs and benefits expenses. These charges have been shown separately as restructuring charges on the consolidated statements of income and were paid in full as of March 29, 2014.

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

Fiscal	(In thousands)
2015	$5,904
2016	3,922
2017	2,214
2018	1,931
2019	1,555
Thereafter	3,500
Total	$19,026
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $4.5 million as of March 29, 2014. Rent expense, net of rental income, under all operating leases was $3.1 million for fiscal 2014, $3.9 million for fiscal 2013, and $3.1 million for fiscal 2012. Rental income was not material for fiscal 2014, 2013 or 2012.
Other commitments as of March 29, 2014 totaled $143.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 29, 2014, the Company also had $24.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.
The Company committed up to $5.0 million to acquire, in the future, rights to intellectual property until July 2023. License payments will be amortized over the useful life of the intellectual property acquired.

Note 10.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	2014	2013	2012
Net income available to common stockholders	$630,388	$487,536	$530,079
Weighted average common shares outstanding-basic	266,431	261,652	263,783
Dilutive effect of employee equity incentive plans	4,508	4,146	4,493
Dilutive effect of 2017 Convertible Notes and warrants	8,544	2,924	1,708
Dilutive effect of 2037 Convertible Notes	7,913	3,851	2,173
Weighted average common shares outstanding-diluted	287,396	272,573	272,157
Basic earnings per common share	$2.37	$1.86	$2.01
Diluted earnings per common share	$2.19	$1.79	$1.95

The total shares used in the denominator of the diluted net income per common share calculation includes potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share by applying the treasury stock method to the impact of the equity incentive plans and to the incremental shares issuable assuming conversion of the Company's convertible debt and warrants (see "Note 13. Debt and Credit Facility" for more discussion of our debt and warrants).
Outstanding stock options and RSUs under the Company's stock award plans and warrants to purchase approximately 5.1 million, 27.9 million and 30.6 million shares, for fiscal 2014, 2013 or 2012 respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.0 million shares of its common stock at $29.97 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 11.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Interest income	$28,079	$25,574	$23,697
Interest expense	(54,035)	(55,069)	(54,576)
Other income (expense), net	(3,597)	(4,231)	157
	$(29,553)	$(33,726)	$(30,722)

Note 12.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	2014	2013
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$(889)	$10,519
Accumulated unrealized gains (losses) on hedging transactions, net of tax	798	(1,368)
Accumulated cumulative translation adjustment, net of tax	(457)	(491)
Accumulated other comprehensive income (loss)	$(548)	$8,660

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 13.	Debt and Credit Facility
2017 Convertible Notes

As of March 29, 2014, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.3681 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.97 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of March 29, 2014 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of March 29, 2014, the 2017 Convertible Notes were classified as a current liability on the Company's consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
Upon conversion, the Company would pay the holders of the 2017 Convertible Notes cash up to the aggregate principal amount of the 2017 Convertible Notes. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 2017 Convertible Notes, as that portion of the debt liability will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	2014	2013
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(49,223)	(64,767)
Hedge accounting adjustment – sale of interest rate swap	14,224	18,716
Net carrying value of the 2017 Convertible Notes	$565,001	$553,949

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of March 29, 2014, the remaining term of the 2017 Convertible Notes is 3.2 years.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Contractual coupon interest	$15,750	$15,750	$15,750
Amortization of debt issuance costs	1,448	1,448	1,448
Amortization of debt discount, net	11,052	11,052	11,052
Total interest expense related to the 2017 Convertible Notes	$28,250	$28,250	$28,250
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.0 million shares of its common stock at $29.97 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.0 million shares of the Company’s common stock at $42.46 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.
2019 and 2021 Notes
On March 12, 2014, the Company issued $500.0 million principal amount of 2019 Notes and $500.0 million principal amount of 2021 Notes with maturity dates of March 15, 2019 and March 15, 2021 respectively. The 2019 and 2021 Notes were offered to the public at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 and 2021 Notes is payable semiannually on March 15 and September 15.
The Company received net proceeds of $990.1 million from issuance of the 2019 and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the lives of the 2019 and 2021 Notes.
The following table summarizes the carrying value of the 2019 and 2021 Notes as of March 29, 2014.

(In thousands)	March 29, 2014
Principal amount of the 2019 Notes	$500,000
Unamortized discount of the 2019 Notes	(2,574)
Principal amount of the 2021 Notes	500,000
Unamortized discount of the 2021 Notes	(3,556)
Total senior notes	$993,870
Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	March 29, 2014
Contractual coupon interest	$1,210
Amortization of debt issuance costs	52
Amortization of debt discount, net	80
Total interest expense related to the 2019 and 2021 Notes	$1,342
2037 Convertible Notes
On March 12, 2014, the Company paid $1.23 billion in cash to redeem all of the outstanding $689.6 million (principal amount) of its 2037 Convertible Notes. In accordance with the authoritative guidance for convertible debentures issued by the FASB, the redemption payment was allocated between the liability ($377.6 million) and equity ($856.5 million) components of the convertible debentures, using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the redemption. As a result, the Company recognized a loss on extinguishment of convertible debentures of $9.8 million, net of the unamortized debt discount ($315.4 million), the write-off of the unamortized debt issuance costs ($5.1 million) and unamortized embedded derivative valuation ($1.3 million).

Prior to the redemption, interest expense related to the 2037 Convertible Notes was included in interest and other expense, net on the consolidated statements of income, and was recognized as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Contractual coupon interest	$20,065	$21,551	$21,551
Amortization of debt issuance costs	223	223	223
Amortization of embedded derivative	58	58	58
Amortization of debt discount	5,187	4,828	4,493
Fair value adjustment of embedded derivative	(1,090)	159	(14)
Total interest expense related to the 2037 Convertible Notes	$24,443	$26,819	$26,311

Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of March 29, 2014, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 14. Stockholders’ Equity
Preferred Stock
The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 29, 2014 and March 30, 2013, no preferred shares were issued or outstanding.
Common Stock and Debentures Repurchase Programs
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. The last approval was the 2012 Repurchase program, which was authorized by the Board in August 2012 to repurchase $750.0 million of the Company’s common stock. The 2012 Repurchase Program has no stated expiration date.
Through March 29, 2014, the Company has used $252.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $497.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 29, 2014 and March 30, 2013.

During fiscal 2014, the Company repurchased 5.2 million shares of common stock in the open market for a total of $242.1 million. During fiscal 2013, the Company repurchased 6.2 million shares of common stock in the open market for a total of $197.7 million.

Note 15.	Income Taxes
The provision for income taxes consists of the following:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Federal:
Current	$16,692	$97,108	$(17,333)
Deferred	48,021	(45,465)	74,911
	64,713	51,643	57,578
State:
Current	1,333	1,007	(2,999)
Deferred	5,954	1,742	6,591
	7,287	2,749	3,592
Foreign:
Current	7,264	5,455	7,978
Deferred	(126)	(377)	(2,176)
	7,138	5,078	5,802
Total	$79,138	$59,470	$66,972

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Domestic	$83,617	$45,617	$74,959
Foreign	625,909	501,389	522,092
Income before income taxes	$709,526	$547,006	$597,051
The tax benefits associated with stock-based compensation recorded in additional paid-in capital were $26.4 million, $9.0 million and $9.9 million, for fiscal 2014, 2013 and 2012, respectively.
As of March 29, 2014, the Company had federal and state net operating loss carryforwards of approximately $21.7 million. If unused, these carryforwards will expire at various dates through 2030. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had state research tax credit carryforwards of approximately $136.0 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $64.5 million that is not likely to be recovered and has been reduced by a valuation allowance.
Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no U.S. taxes have been provided, are approximately $2.40 billion as of March 29, 2014. The residual U.S. tax liability, if such amounts were remitted, would be approximately $800.3 million.
The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Income before provision for taxes	$709,526	$547,006	$597,051
Federal statutory tax rate	35%	35%	35%
Computed expected tax	248,334	191,452	208,968
State taxes, net of federal benefit	4,664	1,787	2,162
Foreign earnings at lower tax rates	(143,336)	(107,730)	(117,013)
Tax credits	(23,389)	(26,305)	(29,633)
Other	(7,135)	266	2,488
Provision for income taxes	$79,138	$59,470	$66,972
The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefits of Pioneer Status in Singapore for fiscal 2014, fiscal 2013 and fiscal 2012 were approximately $60.3 million ($0.21 per diluted share), $41.0 million ($0.15 per diluted share), and $43.5 million ($0.16 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of March 29, 2014 and March 30, 2013:

(In thousands)	2014	2013 (1)
Deferred tax assets:
Stock-based compensation	$21,142	$27,481
Deferred income on shipments to distributors	8,097	10,043
Accrued expenses	26,864	33,859
Tax credit carryforwards	79,272	62,723
Intangible and fixed assets	—	11,638
Deferred compensation plan	22,280	18,769
Other	13,420	14,948
Subtotal	171,075	179,461
Valuation allowance	(43,004)	(26,401)
Total deferred tax assets	128,071	153,060
Deferred tax liabilities:
Unremitted foreign earnings	(253,231)	(244,341)
Convertible debt	(4,670)	(198,943)
Other	(5,493)	(8,181)
Total deferred tax liabilities	(263,394)	(451,465)
Total net deferred tax liabilities	$(135,323)	$(298,405)

(1) Reclassifications related to the federal impacts of state deferred tax assets and liabilities were made to conform to the current year presentation. There was no impact to net income or the balance sheet for the change in presentation in this prior-year period.
Long-term deferred tax assets of $61.9 million and $56.4 million as of March 29, 2014 and March 30, 2013, respectively, were included in other assets on the consolidated balance sheet.
As of March 29, 2014, gross deferred tax assets were offset by valuation allowances of $43.0 million, which were associated with state tax credit carryforwards and foreign net operating loss carryforwards.

During the year ended March 29, 2014, there was a decrease in long-term deferred tax liabilities of $209.9 million related to the redemption of the Company's 2037 Convertible Notes. See "Loss on Extinguishment of Convertible Debentures" in Management's Discussion and Analysis for further disclosure of the underlying changes.
The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2014 and 2013 were as follows:

(In thousands)	2014	2013
Balance as of beginning of fiscal year	$69,957	$65,038
Increases in tax positions for prior years	163	2,208
Decreases in tax positions for prior years	(35,615)	(4,281)
Increases in tax positions for current year	3,687	17,660
Settlements	(6,030)	(44)
Lapses in statutes of limitation	(5,764)	(10,624)
Balance as of end of fiscal year	$26,398	$69,957
If the remaining balance of $26.4 million and $70.0 million of unrecognized tax benefits as of March 29, 2014 and March 30, 2013, respectively, were realized in a future period, it would result in a tax benefit of $11.0 million and $32.3 million, respectively, thereby reducing the effective tax rate.
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

Geographic revenue information for fiscal 2014, 2013 and 2012 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
North America:
United States	$610,276	$558,309	$596,388
Other	97,416	97,251	88,037
Total North America	707,692	655,560	684,425

Asia Pacific:
China	564,814	428,892	418,036
Other	375,013	324,920	326,462
Total Asia Pacific	939,827	753,812	744,498

Europe	519,829	548,375	589,802
Japan	215,183	210,905	222,011
Worldwide total	$2,382,531	$2,168,652	$2,240,736
Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	2014	2013	2012
United States	$237,229	$240,429	$254,811
Foreign:
Ireland	48,043	50,627	53,255
Singapore	51,569	56,481	66,806
Other	18,248	18,150	20,110
Total foreign	117,860	125,258	140,171
Worldwide total	$355,089	$365,687	$394,982

Note 17.	Litigation Settlements and Contingencies

Patent Litigation

On February 14, 2011, the Company filed a complaint for declaratory judgment of patent non-infringement and invalidity against Intellectual Ventures in the U.S. District Court for the Northern District of California. On September 30, 2011, the Company amended its complaint in this case to eliminate certain defendants and patents from the action (Xilinx, Inc. v. Intellectual Ventures I LLC and Intellectual Ventures II LLC, Case No CV11-0671) (California Case I). The lawsuit pertained to one patent and sought judgment of non-infringement by Xilinx and judgment that the patent is invalid and unenforceable, as well as costs and attorneys’ fees.

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera, Microsemi and Lattice in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065) (Delaware Case). The lawsuit pertained to five patents, four of which we were alleged to be infringing. Intellectual Ventures sought unspecified damages, interest and attorneys’ fees. Altera, Microsemi and Lattice were previously dismissed from the case with prejudice.

On October 17, 2011, Xilinx filed a complaint for patent non-infringement and invalidity and violation of California Business and Professions Code Section 17200 in the U.S. District Court for the Northern District of California against Intellectual Ventures and related entities as well as additional defendants (Xilinx, Inc. v. Intellectual Ventures, LLC. Intellectual Ventures Management, LLC, Detelle Relay KG, LLC, Roldan Block NY LLC, Latrosse Technologies LLC, TR Technologies Foundation LLC, Taichi Holdings, LLC, Noregin Assets N.V., LLC and Intellectual Venture Funding LLC Case No CV-04407) (California Case II). By order dated January 25, 2012, the Court granted with leave to amend defendants' motion to dismiss our claim for violation of California Business and Professions Code section 17200. The Company amended its complaint to remove the claim for violation of California Business and Professions Code section 17200. The remainder of the lawsuit pertained to two patents and sought judgments of non-infringement by Xilinx and judgments that the patents are invalid and unenforceable, as well as costs and attorneys’ fees.

On May 1, 2014, the Company entered into a confidential settlement agreement with Intellectual Ventures. Under the terms of the settlement, Intellectual Ventures agreed to dismiss with prejudice all outstanding patent litigation against Xilinx. On May 2, 2014, the U.S. District Court for the Northern District of California dismissed California Case I and California Case II and the U.S. District Court for the District of Delaware dismissed the Delaware Case.

On November 5, 2012, a patent infringement lawsuit was filed by Mosaid against us in the U.S. District Court for the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No. 6:12-CV-00847). The lawsuit pertains to five patents and Mosaid seeks unspecified damages, costs, fees, royalties and injunctive relief and the proceedings are in their early stages. The Company is unable to estimate our range of possible loss in this matter at this time.

Litigation Settlement

On December 19, 2013, the Company entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT). Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between Xilinx, Avnet, Inc. and PACT and Xilinx agreed to pay PACT a lump sum of $33.5 million. In addition, the Company received license rights to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

The Company previously recorded charges of $15.4 million in fiscal 2012. Due to the $33.5 million settlement, the Company recorded an additional $9.4 million in fiscal 2014 as a current period charge to the consolidated statements of income. The remainder of the settlement of $8.7 million will be amortized to cost of revenues in subsequent periods.

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

During the second quarter of fiscal 2013, the Company purchased substantially all of the assets and assumed certain liabilities of Modesat Communications, a wireless mobile backhaul solutions company that specializes in the development of microwave modem solutions for the mobile backhaul market. This acquisition aligns with the Company’s strategy to expand its new adjacent markets in communication infrastructure by delivering industry leading wireless backhaul solutions to the Company’s top tier customers. The acquisition was accounted for under the purchase method of accounting. The financial impact of this acquisition was not material to the Company.

Note 19.	Goodwill and Acquisition-Related Intangibles
As of March 29, 2014 and March 30, 2013, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	2014	2013	Amortization Life
Goodwill	$159,296	$158,990
In-process research and development	$—	$—
Core technology, gross	91,860	89,360	5.7 years
Less accumulated amortization	(63,267)	(54,201)
Core technology, net	28,593	35,159
Other intangibles, gross	46,716	46,516	2.7 years
Less accumulated amortization	(46,442)	(45,621)
Other intangibles, net	274	895
Total acquisition-related intangibles, gross	138,576	135,876
Less accumulated amortization	(109,709)	(99,822)
Total acquisition-related intangibles, net	$28,867	$36,054
Amortization expense for acquisition-related intangibles for fiscal 2014, 2013 and 2012 were $9.9 million, $9.5 million and $7.6 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of March 29, 2014, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2015	$9,537
2016	8,936
2017	7,131
2018	2,660
2019	603
Total	$28,867

Note 20. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $13.2 million, $12.2 million and $12.0 million in fiscal 2014, 2013 and 2012, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 29, 2014, there were more than 143 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 29, 2014, Plan assets were $50.6 million and obligations were $59.6 million. As of March 30, 2013, Plan assets were $43.3 million and obligations were $50.4 million.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2014. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 29, 2014 and March 30, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated May 16, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 16, 2014

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 29, 2014 of Xilinx, Inc. and our report dated May 16, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 16, 2014

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions(a)	End of Year
For the year ended March 31, 2012:
Allowance for doubtful accounts	$3,579	$180	$313	$3,446
Allowance for deferred tax assets (b)	$11,814	$7,635	$623	$18,826
For the year ended March 30, 2013:
Allowance for doubtful accounts	$3,446	$—	$21	$3,425
Allowance for deferred tax assets (b)	$18,826	$7,575	$—	$26,401
For the year ended March 29, 2014:
Allowance for doubtful accounts	$3,425	$2	$72	$3,355
Allowance for deferred tax assets	$26,401	$19,771	$3,168	$43,004

(a)	Represents amounts written off or released against the allowances accounts.

(b)
Adjustments for the federal impact of the state allowance for deferred tax assets have been made to conform to the current year presentation as in "Note 15. Income Taxes." There was no impact to net income or the balance sheet for the change in presentation for the prior-year periods.

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 29, 2014 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$578,955	$598,937	$586,816	$617,823
Gross margin	399,255	416,121	406,024	417,878
Income before income taxes (2)	182,979	152,765	197,932	175,850
Net income	157,023	141,461	175,877	156,027
Net income per common share: (3)
Basic	$0.59	$0.53	$0.66	$0.58
Diluted	$0.56	$0.49	$0.61	$0.53
Shares used in per share calculations:
Basic	264,153	268,478	267,780	268,134
Diluted	280,291	290,685	288,195	294,536
Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2014 was a 52-week year and each quarter was a 13-week quarter.

(2)
Income before income taxes for the second quarter of fiscal 2014 included litigation and contingencies charge of $28,600, for the third quarter of fiscal 2014 included reversal of litigation and contingencies charge of$19,190 and for the fourth quarter of fiscal 2014 included loss on extinguishment of convertible debentures of $9,848.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 29, 2014.

The effectiveness of the Company’s internal control over financial reporting as of March 29, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 29, 2014 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	2,573		$25.36		—	(1)
2007 Equity Plan	9,631	(2)	$25.08	(3)	15,037	(4)
Employee Stock Purchase Plan	N/A		N/A		9,726
Total-Approved Plans	12,204		$25.22		24,763
Equity Compensation Plans NOT Approved by Security Holders
Supplemental Stock Option Plan (5)	1		$25.77		—
Total-All Plans	12,205		$25.22		24,763

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 6.9 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, and August 14, 2013 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares and 2.0 million shares, respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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

(3) The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of May 9, 2012	8-K	000-18548	3.2	5/15/2012
4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18548	4.01	3/13/2014

10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	5/29/2012
10.2	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.3	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.4	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	6/17/2002
10.5	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	8/12/2005
10.6	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	5/29/2012
10.7	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.8	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.9	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	1/7/2008
10.11	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	2/20/2008
10.12	*	Summary of Fiscal 2014 Executive Incentive Plan	8-K	000-18548	N/A	5/21/2013
10.13	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.14	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.15	*	Amendment of Employment Agreement between the Company and Moshe N. Gavrielov	8-K	000-18548	10.17	6/19/2012
10.16	*	Amendment of Employment Agreement between the Company and Jon A. Olson	8-K	000-18548	10.18	6/19/2012
10.17	*	Retirement Agreement between the Company and Vincent Ratford	10-Q	000-18548	10.19	11/2/2012
10.18	+	Xilinx, Inc. Master Distributor Agreement with Avnet, Inc.					X
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Confidential treatment requested as to certain portions of this document.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b) herein.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 16, 2014

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

Signature	Title	Date

/s/ Moshe N. Gavrielov	President and Chief Executive Officer (Principal Executive Officer) and Director	May 16, 2014
(Moshe N. Gavrielov)

/s/ Jon A. Olson	Executive Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	May 16, 2014
(Jon A. Olson)

/s/ Philip T. Gianos	Chairman of the Board of Directors	May 16, 2014
(Philip T. Gianos)

/s/ John L. Doyle	Director	May 16, 2014
(John L. Doyle)

/s/ William G. Howard, Jr.	Director	May 16, 2014
(William G. Howard, Jr.)

/s/ J. Michael Patterson	Director	May 16, 2014
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 16, 2014
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 16, 2014
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 16, 2014
(Elizabeth W. Vanderslice)