Form 10-Q
period 2014-06-28
XILINX INC
filed 2014-07-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 18, 2014
Common Stock, $.01 par value	268,481,840

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 28, 2014	June 29, 2013
Net revenues	$612,633	$578,955
Cost of revenues	189,189	179,700
Gross margin	423,444	399,255
Operating expenses:
Research and development	122,013	111,541
Selling, general and administrative	92,513	92,387
Amortization of acquisition-related intangibles	2,418	2,418
Total operating expenses	216,944	206,346
Operating income	206,500	192,909
Interest and other expense, net	6,222	9,930
Income before income taxes	200,278	182,979
Provision for income taxes	26,667	25,956
Net income	$173,611	$157,023
Net income per common share:
Basic	$0.65	$0.59
Diluted	$0.62	$0.56
Cash dividends per common share	$0.29	$0.25
Shares used in per share calculations:
Basic	267,648	264,153
Diluted	281,579	280,291

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Net income	$173,611	$157,023
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	7,959	(16,924)
Reclassification adjustment for gains on available-for-sale securities	(391)	(322)
Net change in unrealized gains (losses) on hedging transactions	542	(1,508)
Reclassification adjustment for (gains) losses on hedging transactions	(807)	706
Cumulative translation adjustment, net	171	(694)
Other comprehensive income (loss)	7,474	(18,742)
Total comprehensive income	$181,085	$138,281

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 28, 2014	March 29, 2014 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$625,032	$973,677
Short-term investments	1,860,175	1,483,644
Accounts receivable, net	281,335	267,833
Inventories	256,791	233,999
Deferred tax assets	77,325	56,166
Prepaid expenses and other current assets	68,041	51,828
Total current assets	3,168,699	3,067,147
Property, plant and equipment, at cost:	817,844	810,030
Accumulated depreciation and amortization	(467,108)	(454,941)
Net property, plant and equipment	350,736	355,089
Long-term investments	1,109,645	1,190,775
Goodwill	159,296	159,296
Acquisition-related intangibles, net	26,449	28,867
Other assets	239,394	236,175
Total Assets	$5,054,219	$5,037,349
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,572	$149,695
Accrued payroll and related liabilities	147,272	157,373
Income taxes payable	17,578	12,936
Deferred income on shipments to distributors	69,258	55,099
Other accrued liabilities	32,404	49,256
Current portion of long-term debt	567,764	565,001
Total current liabilities	933,848	989,360
Long-term debt	994,110	993,870
Deferred tax liabilities	283,492	253,433
Long-term income taxes payable	11,581	11,470
Other long-term liabilities	1,588	1,535
Commitments and contingencies	—	—
Temporary equity (Note 10)	32,236	34,999
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,671	2,686
Additional paid-in capital	788,016	805,073
Retained earnings	1,999,751	1,945,471
Accumulated other comprehensive income (loss)	6,926	(548)
Total stockholders’ equity	2,797,364	2,752,682
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,054,219	$5,037,349

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$173,611	$157,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,468	14,033
Amortization	5,205	4,885
Stock-based compensation	22,106	20,954
Net gain on sale of available-for-sale securities	(670)	(107)
Amortization of debt discounts	3,003	4,025
Provision for deferred income taxes	5,789	22,736
Excess tax benefit from stock-based compensation	(2,660)	(2,021)
Others	—	53
Changes in assets and liabilities:
Accounts receivable, net	(13,501)	(38,978)
Inventories	(22,879)	14,373
Prepaid expenses and other current assets	(4,751)	(1,050)
Other assets	(5,188)	(5,020)
Accounts payable	(50,123)	(3,525)
Accrued liabilities	(12,389)	11,209
Income taxes payable	4,939	(58,961)
Deferred income on shipments to distributors	14,159	4,580
Net cash provided by operating activities	130,119	144,209
Cash flows from investing activities:
Purchases of available-for-sale securities	(874,367)	(1,213,461)
Proceeds from sale and maturity of available-for-sale securities	570,043	961,538
Purchases of property, plant and equipment	(9,116)	(11,301)
Other investing activities	(3,742)	36,921
Net cash used in investing activities	(317,182)	(226,303)
Cash flows from financing activities:
Repurchases of common stock	(101,016)	—
Proceeds from issuance of common stock through various stock plans, net	14,195	31,936
Payment of dividends to stockholders	(77,421)	(66,007)
Excess tax benefit from stock-based compensation	2,660	2,021
Net cash used in financing activities	(161,582)	(32,050)
Net decrease in cash and cash equivalents	(348,645)	(114,144)
Cash and cash equivalents at beginning of period	973,677	623,558
Cash and cash equivalents at end of period	$625,032	$509,414
Supplemental disclosure of cash flow information:
Interest paid	$7,875	$7,875
Income taxes paid, net	$15,856	$62,236
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 29, 2014. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2015 or any future period.
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2015 and 2014 are 52-week year ending on March 28, 2015 and March 29, 2014, respectively. The quarters ended June 28, 2014 and June 29, 2013 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP and IFRS guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for Xilinx beginning in fiscal year 2018, with no option to early adopt under US GAAP. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, including selection of the transition method.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 28, 2014 and March 29, 2014, Avnet accounted for 63% and 55% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 42% and 49% of the Company’s worldwide net revenues in the first quarter of fiscal 2015 and 2014, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2015 and 2014.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 82% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of June 28, 2014, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2015 and the Company did not adjust or override any fair value measurements as of June 28, 2014.
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
The Company’s Level 3 assets and liabilities include student loan auction rate securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and March 29, 2014:

	June 28, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$174,031	$—	$—	$174,031
Financial institution securities	—	124,986	—	124,986
Non-financial institution securities	—	120,984	—	120,984
U.S. government and agency securities	25,000	—	—	25,000
Foreign government and agency securities	—	94,992	—	94,992
Short-term investments:
Financial institution securities	—	129,983	—	129,983
Non-financial institution securities	—	317,015	—	317,015
Municipal bonds	—	23,495	—	23,495
U.S. government and agency securities	433,169	99,634	—	532,803
Foreign government and agency securities	—	315,898	—	315,898
Mortgage-backed securities	—	442,571	—	442,571
Debt mutual funds	—	40,703	—	40,703
Bank loans	—	57,707	—	57,707
Long-term investments:
Non-financial institution securities	—	188,007	—	188,007
Auction rate securities	—	—	20,704	20,704
Municipal bonds	—	15,346	—	15,346
U.S. government and agency securities	4,948	31,951	—	36,899
Mortgage-backed securities	—	789,964	—	789,964
Debt mutual fund	—	58,725	—	58,725
Derivative financial instruments, net	—	1,311	—	1,311
Total assets measured at fair value	$637,148	$2,853,272	$20,704	$3,511,124

	March 29, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$213,988	$—	$—	$213,988
Financial institution securities	—	131,990	—	131,990
Non-financial institution securities	—	319,970	—	319,970
U.S. government and agency securities	69,998	—	—	69,998
Foreign government and agency securities	—	194,984	—	194,984
Short-term investments:
Financial institution securities	—	234,916	—	234,916
Non-financial institution securities	—	226,828	—	226,828
Municipal Bonds	—	15,780	—	15,780
U.S. government and agency securities	349,023	89,422	—	438,445
Foreign government and agency securities	—	159,951	—	159,951
Mortgage-backed securities	—	387,508	—	387,508
Debt mutual fund	—	20,216	—	20,216
Long-term investments:
Non-financial institution securities	—	209,274	—	209,274
Auction rate securities	—	—	20,160	20,160
Municipal bonds	—	15,986	—	15,986
U.S. government and agency securities	4,950	36,126	—	41,076
Mortgage-backed securities	—	847,581	—	847,581
Debt mutual fund	—	56,698	—	56,698
Derivative financial instruments, net	—	1,713	—	1,713
Total assets measured at fair value	$637,959	$2,948,943	$20,160	$3,607,062

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Balance as of beginning of period	$20,160	$27,610
Total realized and unrealized gains (losses):
Included in interest and other expense, net	—	(75)
Included in other comprehensive income	544	846
Sales and settlements, net (1)	—	(300)
Balance as of end of period	$20,704	$28,081

(1)
During the first quarter of fiscal 2014, the Company redeemed $300 thousand of student loan auction rate securities, respectively, for cash at par value. There was no redemption during the first quarter of fiscal 2015.

The amount of total losses included in net income attributable to the change in unrealized losses relating to assets and liabilities still held as of the end of the period are summarized as follows:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Included in interest and other expense, net	$—	$(75)

As of June 28, 2014, marketable securities measured at fair value using Level 3 inputs were comprised of $20.7 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

The 2037 Convertible Notes, which were fully redeemed on March 12, 2014 (see "Note 10. Debt and Credit Facility"), included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 2037 Convertible Notes. Its fair value was established at the inception of the 2037 Convertible Notes. Prior to the redemption, each quarter, the change in the fair value of the embedded derivative, if any, was recorded in the consolidated statements of income. The Company used a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model were the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 2037 Convertible Notes’ credit spread over London Interbank Offered Rate. The first three inputs were based on observable market data and were considered Level 2 inputs while the last two inputs required management judgment and were Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of June 28, 2014 were approximately $1.00 billion, $501.7 million and $505.9 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 28, 2014				March 29, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$174,031	$—	$—	$174,031	$213,988	$—	$—	$213,988
Financial institution
securities	254,969	—	—	254,969	366,906	—	—	366,906
Non-financial institution
securities	621,880	4,470	(344)	626,006	753,888	3,428	(1,244)	756,072
Auction rate securities	21,500	—	(796)	20,704	21,500	—	(1,340)	20,160
Municipal bonds	38,164	820	(143)	38,841	31,367	604	(205)	31,766
U.S. government and
agency securities	593,637	1,145	(80)	594,702	548,568	1,135	(184)	549,519
Foreign government and
agency securities	410,896	—	(6)	410,890	354,935	—	—	354,935
Mortgage-backed securities	1,225,050	14,355	(6,870)	1,232,535	1,234,237	11,380	(10,528)	1,235,089
Debt mutual funds	101,350	703	(2,625)	99,428	81,350	216	(4,652)	76,914
Bank loans	57,667	105	(65)	57,707	—	—	—	—
	$3,499,144	$21,598	$(10,929)	$3,509,813	$3,606,739	$16,763	$(18,153)	$3,605,349
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 28, 2014 and March 29, 2014:

	June 28, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$32,613	$(84)	$19,902	$(260)	$52,515	$(344)
Auction rate securities	—	—	20,704	(796)	20,704	(796)
Municipal bonds	4,026	(6)	4,603	(137)	8,629	(143)
U.S. government and
agency securities	250,910	(31)	4,369	(49)	255,279	(80)
Foreign government and
agency securities	124,968	(6)	—	—	124,968	(6)
Mortgage-backed securities	234,724	(2,223)	274,363	(4,647)	509,087	(6,870)
Debt mutual fund	—	—	58,724	(2,625)	58,724	(2,625)
Bank loans	30,097	(65)	—	—	30,097	(65)
	$677,338	$(2,415)	$382,665	$(8,514)	$1,060,003	$(10,929)

	March 29, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$112,470	$(1,167)	$4,488	$(77)	$116,958	$(1,244)
Auction rate securities	—	—	20,160	(1,340)	20,160	(1,340)
Municipal bonds	5,917	(166)	1,743	(39)	7,660	(205)
U.S. government and
agency securities	118,125	(184)	—	—	118,125	(184)
Mortgage-backed securities	457,903	(7,225)	132,376	(3,303)	590,279	(10,528)
Debt mutual fund	56,698	(4,652)	—	—	56,698	$(4,652)
	$751,113	$(13,394)	$158,767	$(4,759)	$909,880	$(18,153)

As of June 28, 2014, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to mortgage-backed securities and debt mutual fund, which were primarily due to the general rising of the interest-rate environment, and failed auction rate securities, which were due to adverse conditions in the global credit markets during the past five years.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 28, 2014 and March 29, 2014 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 28, 2014 and March 29, 2014. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	June 28, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,464	$1,464
Due after one year through five years	474	478
Due after five years through ten years	287	289
Due after ten years	999	1,005
	$3,224	$3,236
As of June 28, 2014, $762.4 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Proceeds from sale of available-for-sale securities	$59,581	$95,139
Gross realized gains on sale of available-for-sale securities	$837	$1,101
Gross realized losses on sale of available-for-sale securities	(167)	(994)
Net realized gains (losses) on sale of available-for-sale securities	$670	$107
Amortization of premiums on available-for-sale securities	$6,233	$7,159

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of June 28, 2014 and March 29, 2014, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	June 28, 2014	March 29, 2014
Singapore Dollar	$60,052	$60,551
Euro	48,558	46,062
Indian Rupee	20,919	18,631
British Pound	12,874	12,056
Japanese Yen	9,489	9,273
	$151,892	$146,573

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2016. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of June 28, 2014, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of June 28, 2014 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of June 28, 2014 and March 29, 2014, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 28, 2014	Prepaid expenses and other current assets	$1,986	Other accrued liabilities	$675
March 29, 2014	Prepaid expenses and other current assets	$2,648	Other accrued liabilities	$935

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for first quarter of fiscal 2015 and 2014:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(265)	$(802)

Amount of (gains) losses reclassified from accumulated other comprehensive income into income (effective portion) *	$807	$(706)

Amount of gains (losses) recorded (ineffective portion) *	$30	$(18)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Stock-based compensation included in:
Cost of revenues	$1,992	$1,804
Research and development	10,505	10,219
Selling, general and administrative	9,609	8,931
	$22,106	$20,954

During the first quarter of fiscal 2015 and 2014, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $2.0 million and $1.5 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The Company's stock-based compensation expense relating to options granted during the first quarter of fiscal 2015 and 2014 were not material.

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2015 was $40.69 ($34.23 for the first quarter of fiscal 2014), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 28, 2014	June 29, 2013
Risk-free interest rate	0.9%	0.5%
Dividend yield	2.5%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Granted	—	$—
Exercised	(538)	$27.57
Forfeited/cancelled/expired	(7)	$38.24
June 28, 2014	4,735	$24.93
Options exercisable at:
June 28, 2014	4,528	$24.61
March 29, 2014	4,935	$24.87
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of June 28, 2014, 14.7 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three months ended June 28, 2014 and June 29, 2013 was $11.1 million and $12.8 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08
Granted	403	$40.69
Vested	(78)	$31.56
Cancelled	(69)	$34.09
June 28, 2014	7,157	$35.45

Employee Stock Purchase Plan
Under the Company’s ESPP, no shares were issued during the first quarter of fiscal 2015 or 2014. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2015. As of June 28, 2014, 9.7 million shares were available for future issuance.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	June 28, 2014	June 29, 2013
Net income available to common stockholders	$173,611	$157,023
Weighted average common shares outstanding-basic	267,648	264,153
Dilutive effect of employee equity incentive plans	4,568	5,015
Dilutive effect of 2017 Convertible Notes and warrants	9,363	4,878
Dilutive effect of 2037 Convertible Notes	—	6,245
Weighted average common shares outstanding-diluted	281,579	280,291
Basic earnings per common share	$0.65	$0.59
Diluted earnings per common share	$0.62	$0.56

The total shares used in the denominator of the diluted net income per common share calculation includes potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share by applying the treasury stock method to the impact of the equity incentive plans and to the incremental shares issuable assuming conversion of the Company's convertible debt and warrants (see "Note 10. Debt and Credit Facility" for more discussion of the Company's debt and warrants).
Outstanding stock options and RSUs under the Company's stock award plans and warrants to purchase approximately 206 thousand and 22.7 million shares, for the first quarter of fiscal 2015 and 2014, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.2 million shares of its common stock at $29.64 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9.	Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 28, 2014	March 29, 2014
Raw materials	$17,039	$15,306
Work-in-process	206,897	192,067
Finished goods	32,855	26,626
	$256,791	$233,999

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of June 28, 2014, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.7391 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of June 28, 2014 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of June 28, 2014, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 28, 2014	March 29, 2014
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(45,337)	(49,223)
Hedge accounting adjustment – sale of interest rate swap	13,101	14,224
Net carrying value of the 2017 Convertible Notes	$567,764	$565,001

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of June 28, 2014, the remaining term of the 2017 Convertible Notes is 2.9 years.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Contractual coupon interest	$3,938	$3,938
Amortization of debt issuance costs	362	362
Amortization of debt discount, net	2,763	2,763
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.2 million shares of its common stock at $29.64 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.2 million shares of the Company’s common stock at $41.99 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.
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
The Company received net proceeds of $990.1 million from issuance of the 2019 and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 and 2021 Notes.
The following table summarizes the carrying value of the 2019 and 2021 Notes as of June 28, 2014 and March 29, 2014:

(In thousands)	June 28, 2014	March 29, 2014
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(2,449)	(2,574)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(3,441)	(3,556)
Total carrying value	$994,110	$993,870
Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Contractual coupon interest	$6,406	$—
Amortization of debt issuance costs	156	—
Amortization of debt discount, net	240	—
Total interest expense related to the 2019 and 2021 Notes	$6,802	$—
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 28, 2014, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through June 28, 2014, the Company has used $352.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $397.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of June 28, 2014 and March 29, 2014.

During the first quarter of 2015, the Company repurchased 2.1 million shares of common stock in the open market for a total of $100.0 million. There was no repurchase of common stock during the first quarter of fiscal 2014.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Interest income	$8,501	$5,603
Interest expense	(13,865)	(13,859)
Other expense, net	(858)	(1,674)
	$(6,222)	$(9,930)

Note 13.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 28, 2014	March 29, 2014
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$6,679	$(889)
Accumulated unrealized gains on hedging transactions, net of tax	533	798
Accumulated cumulative translation adjustment, net of tax	(286)	(457)
Accumulated other comprehensive income (loss)	$6,926	$(548)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded a tax provision of $26.7 million for the first quarter of fiscal 2015 as compared to $26.0 million in the same prior year period, representing effective tax rates of 13% and 14%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of June 28, 2014, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, was $26.4 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $11.0 million as of June 28, 2014. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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

Fiscal	(In thousands)
2015 (remaining nine months)	$4,514
2016	4,019
2017	2,335
2018	2,102
2019	1,701
Thereafter	3,625
Total	$18,296
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.8 million as of June 28, 2014. Rent expense, net of rental income, under all operating leases was $911 thousand and $766 thousand for the three months ended June 28, 2014 and June 29, 2013, respectively. Rental income was not material for the first quarter of fiscal 2015 or 2014.
Other commitments as of June 28, 2014 totaled $115.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 28, 2014, the Company also had $21.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2015 and the end of fiscal 2014, the accrual balance of the product warranty liability was immaterial.

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

On February 15, 2011, Intellectual Ventures added the Company as a defendant in its complaint for patent infringement previously filed against Altera Corporation (Altera), Microsemi Corporation (Microsemi) and Lattice Semiconductor Corporation (Lattice) in the U.S. District Court for the District of Delaware (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. Altera Corporation, Microsemi Corporation, Lattice Semiconductor Corporation and Xilinx, Inc., Case No. 10-CV-1065) (Delaware Case). The lawsuit pertained to five patents, four of which the Company was alleged to be infringing. Intellectual Ventures sought unspecified damages, interest and attorneys’ fees. Altera, Microsemi and Lattice were previously dismissed from the case with prejudice.

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

On November 5, 2012, a patent infringement lawsuit was filed by Conversant Intellectual Property Management Inc. (Conversant), formerly known as Mosaid Technologies, against the Company in the U.S. District Court for the Eastern District of Texas (Mosaid Technologies Inc. v. Xilinx, Inc., Case No. 6:12-CV-00847). The lawsuit pertained to five patents and Conversant sought unspecified damages, costs, fees, royalties and injunctive relief.

On May 30, 2014, the Company entered into a confidential settlement agreement with Conversant. Under the settlement, Conversant agreed to dismiss with prejudice all outstanding patent litigation against Xilinx. On June 19, 2014, the U.S. District Court for the Eastern District of Texas dismissed the suit.

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company and three additional named defendants in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  The lawsuit pertains to one patent and PTI seeks unspecified damages, interest, costs, and fees.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of June 28, 2014 and March 29, 2014, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	June 28, 2014	March 29, 2014	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	91,860	91,860	5.7 years
Less accumulated amortization	(65,612)	(63,267)
Core technology, net	26,248	28,593
Other intangibles, gross	46,716	46,716	2.7 years
Less accumulated amortization	(46,515)	(46,442)
Other intangibles, net	201	274
Total acquisition-related intangibles, gross	138,576	138,576
Less accumulated amortization	(112,127)	(109,709)
Total acquisition-related intangibles, net	$26,449	$28,867
Amortization expense for acquisition-related intangibles for the three months ended June 28, 2014 and June 29, 2013 was $2.4 million and $2.4 million , respectively. Based on the carrying value of acquisition-related intangibles recorded as of June 28, 2014, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2015 (remaining nine months)	$7,120
2016	8,935
2017	7,131
2018	2,660
2019	603
Total	$26,449

Note 19.	Subsequent Events
On July 21, 2014, the Company’s Board of Directors declared a cash dividend of $0.29 per common share for the second quarter of fiscal 2015. The dividend is payable on August 27, 2014 to stockholders of record on August 6, 2014.

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
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 29, 2014 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: First quarter of fiscal 2015 compared to the first quarter of fiscal 2014
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 28, 2014	June 29, 2013
Net revenues	100.0%	100.0%
Cost of revenues	30.9	31.0
Gross margin	69.1	69.0
Operating expenses:
Research and development	19.9	19.3
Selling, general and administrative	15.1	16.0
Amortization of acquisition-related intangibles	0.4	0.4
Total operating expenses	35.4	35.7
Operating income	33.7	33.3
Interest and other expense, net	1.0	1.7
Income before income taxes	32.7	31.6
Provision for income taxes	4.4	4.5
Net income	28.3%	27.1%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Kintex® UltraScaleTM, Virtex®-7, Kintex-7, Artix®-7, Zynq®-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunnerTM-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support/services.
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
Net revenues of $612.6 million in the first three months of fiscal 2015 represented a 6% increase from the comparable prior year period of $579.0 million. Net revenues from New Products increased significantly in first three months of fiscal 2015 versus the comparable prior year period, but were partially offset by declines from our older products, in particular Base Products. No end customer accounted for more than 10% of our net revenues for first quarter of fiscal 2015.
For first three months of fiscal 2015, approximately 53% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of June 28, 2014, we had $91.5 million of deferred revenue and $22.2 million of deferred cost of revenues recognized as a net $69.3 million of deferred income on shipments to distributors. As of March 29, 2014, we had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the first quarter of fiscal 2015 and 2014 were as follows:

	Three Months Ended
(In millions)	June 28, 2014	% of Total	% Change	June 29, 2013	% of Total
New Products	$276.9	45	58	$175.2	30
Mainstream Products	206.2	34	(2)	210.5	36
Base Products	110.0	18	(36)	171.9	30
Support Products	19.5	3	(9)	21.4	4
Total net revenues	$612.6	100	6	$579.0	100

Net revenues from New Products increased significantly in the first three months of fiscal 2015 compared to the comparable prior year period. The increase was a result of sales growth from our 28nm as well as 40nm product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm and 40nm products.
Net revenues from Mainstream Products decreased slightly in the first three months of fiscal 2015 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-5 product family.
Net revenues from Base Products decreased in the first three months of fiscal 2015 from the comparable prior year period. The decrease was due to a decline in sales from our Virtex-2 and Virtex-4 product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in the first three months of fiscal 2015 compared to the comparable prior year period. The decrease was primarily due to a decline in sales from our software and PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. Net revenues by end markets are classified into the following four categories: Communications & Data Center; Industrial, Aerospace & Defense; Broadcast, Consumer & Automotive; and Other. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the first quarter of fiscal 2015 and 2014 were as follows:

	Three Months Ended
(% of total net revenues)	June 28, 2014	% Change in Dollars	June 29, 2013
Communications & Data Center	50%	20	44%
Industrial, Aerospace & Defense	31	(11)	37
Broadcast, Consumer & Automotive	16	3	16
Other	3	11	3
Total net revenues	100%	6	100%
Net revenues from Communications & Data Center, our largest end market, increased in the first quarter of fiscal 2015 from the comparable prior year period. The increase was primarily due to stronger sales from both wireline and wireless communications, with wireless communications driving most of the growth.
Net revenues from Industrial, Aerospace & Defense decreased in the first quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily driven by lower sales in aerospace and defense applications.
Net revenues from Broadcast, Consumer & Automotive increased (in terms of absolute dollars) in the first three months of fiscal 2015 from the comparable prior year period. The increase was due to an increase in sales from automotive applications.
Net revenues from the Other end market increased (in terms of absolute dollars) in the first quarter of 2015 from the comparable prior year period. The increase was primarily due to higher sales from high-performance computing and computer peripherals applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2015 and 2014 were as follows:

	Three Months Ended
(In millions)	June 28, 2014	% of Total	% Change	June 29, 2013	% of Total
North America	$160.4	26	(12)	$182.6	31
Asia Pacific	261.4	43	26	207.3	36
Europe	129.2	21	(7)	138.2	24
Japan	61.6	10	21	50.9	9
Total net revenues	$612.6	100	6	$579.0	100

Net revenues in North America decreased in the first quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to lower sales from Industrial and Aerospace & Defense, which more than offset higher sales to Communications & Data Center.
Net revenues in Asia Pacific increased in the first quarter of fiscal 2015 from the comparable prior year period. The increase was primarily due to an increase in sales to the Communications & Data Center, particularly wireless communication applications.
Net revenues in Europe decreased in the first quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to weaker sales to Industrial, Aerospace & Defense and Communications & Data Center.
Net revenues in Japan increased in the first quarter of fiscal 2015 from the comparable prior year period. The increase was primarily due to increased sales in all end markets, particularly wireless communication applications.

Gross Margin

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Gross margin	$423.4	6%	$399.3
Percentage of net revenues	69.1%		69.0%

Gross margin was slightly higher by 0.1 percentage point in the first quarter of fiscal 2015 from the comparable prior year period. The slight improvement in gross margin was driven primarily by our continued focus on margin expansion and cost reduction across our product portfolio.
Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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

Research and Development

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Research and development	$122.0	9%	$111.5
Percentage of net revenues	20%		19%

R&D spending increased $10.5 million, or 9%, for the first quarter of fiscal 2015 from the comparable prior year period. The increase was primarily attributable to higher mask and wafer expenses and employee compensation related to our next generation product developments, including our UltraScale product family.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.
Selling, General and Administrative

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Selling, general and administrative	$92.5	—%	$92.4
Percentage of net revenues	15%		16%
SG&A expenses were relatively flat during the first quarter of fiscal 2015 from the comparable prior year period. We incurred higher employee-related expenses (including stock-based compensation expense) in the first three months of fiscal 2015, but the increase was partially offset by lower legal expenses.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Amortization of acquisition-related intangibles	$2.4	—%	$2.4
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2015 remained flat from the comparable prior year period as there was no new major acquisition in the past year.
Stock-Based Compensation

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Stock-based compensation included in:
Cost of revenues	$2.0	10%	$1.8
Research and development	10.5	3%	10.2
Selling, general and administrative	9.6	7%	9.0
	$22.1	5%	$21.0
The 5% increase in stock-based compensation expense for the first quarter of fiscal 2015 as compared to the prior year period was primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we granted a lower number of stock options in the current fiscal year.
Interest and Other Expense, Net

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Interest and other expense, net	$6.2	(37)%	$9.9
Percentage of net revenues	1%		2%
Our net interest and other expense decreased by 37% in the first quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to higher interest income from the investment portfolio.
Provision for Income Taxes

	Three Months Ended
(In millions)	June 28, 2014	Change	June 29, 2013
Provision for income taxes	$26.7	3%	$26.0
Percentage of net revenues	4%		4%
Effective tax rate	13%		14%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the first quarter of fiscal 2015 as compared to the prior year period was primarily due to an increase in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. This was partially offset by an increase in the rate due to the expiration of the U.S. federal research tax credit on December 31, 2013. The first quarter of fiscal 2015 included no credit while the prior year period included such credit.
Financial Condition, Liquidity and Capital Resources
We have historically used a combination of cash flows from operations and equity as well as debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are liquid and available for future business needs.

The combination of cash, cash equivalents and short-term and long-term investments as of June 28, 2014 and March 29, 2014 totaled $3.59 billion and $3.65 billion, respectively. As of June 28, 2014, we had cash, cash equivalents and short-term investments of $2.49 billion and working capital of $2.23 billion. As of March 29, 2014, cash, cash equivalents and short-term investments were $2.46 billion and working capital was $2.08 billion.

As of June 28, 2014, we had $2.0 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $801.1 million of the $2.0 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 28, 2014. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first quarter of fiscal 2015, our operations generated net positive cash flow of $130.1 million, which was $14.1 million lower than the $144.2 million generated during the first quarter of fiscal 2014. The positive cash flow from operations generated during the first quarter of fiscal 2015 was primarily from net income as adjusted for non-cash related items and increases in deferred income on shipments to distributors and income taxes payable. These items were partially offset by decreases in accounts payables and accrued liabilities as well as increases in inventories, accounts receivable, prepaid expenses and other assets. Accounts receivable increased by $13.5 million and days sales outstanding (DSO) increased to 42 days at June 28, 2014 from 39 days at March 29, 2014 due to the timing of shipments. Our inventory levels as of June 28, 2014 were $22.8 million higher at $256.8 million compared to $234.0 million at March 29, 2014. Combined inventory days at Xilinx and distribution increased to 135 days at June 28, 2014 from 115 days at March 29, 2014. During the past few quarters, our inventory levels were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales and the build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. We expect to ship the vast majority of these parts over the next one to two years.

Investing Activities —Net cash used in investing activities was $317.2 million during the first quarter of fiscal 2015, as compared to net cash used in investing activities of $226.3 million in the first quarter of fiscal 2014. Net cash used in investing activities during the first quarter of fiscal 2015 consisted of $304.3 million of net purchases of available-for-sale securities, $9.1 million for purchases of property, plant and equipment and $3.7 million of other investing activities.
Financing Activities —Net cash used in financing activities was $161.6 million in the first quarter of fiscal 2015, as compared to $32.1 million in the first quarter of fiscal 2014. Net cash used in financing activities during the first quarter of fiscal 2015 consisted of $101.0 million of cash payment to repurchase common stocks and $77.4 million dividend payments to stockholders, which was partially offset by $14.2 million of proceeds from issuance of common stock under employee stock plans and $2.7 million for the excess of the tax benefit from stock-based compensation.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of June 28, 2014 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 28, 2014, we had $115.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 28, 2014, we also had $21.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2016.
As of June 28, 2014, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of June 28, 2014, the 2017 Convertible Notes debenture are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of June 28, 2014. The 2019 and 2021 notes require payment of interest semiannually on March 15 and September 15. See "Note 10 Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of June 28, 2014, $11.6 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements

As of June 28, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.1 million shares of our common stock for $100.0 million during the first quarter of fiscal 2015. There were no repurchases of common stock during the first quarter of fiscal 2014. During the first quarter of fiscal 2015, we paid $77.4 million in cash dividends to stockholders, representing $0.29 per common share. During the first quarter of fiscal 2014, we paid $66.0 million in cash dividends to stockholders, representing $0.25 per common share. On July 21, 2014 our Board of Directors declared a cash dividend of $0.29 per common share for the second quarter of fiscal 2015. The dividend is payable on August 27, 2014 to stockholders of record on August 6, 2014. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A included in Part II. "Risk Factors" and below could affect our cash positions adversely.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.28 billion as of June 28, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 28, 2014 would have affected the fair value of our investment portfolio by less than $51.0 million.
Credit Market Risk
The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in Part 1. "Financial Information."
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 28, 2014 and March 29, 2014, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	June 28, 2014	March 29, 2014
Singapore Dollar	$60,052	$60,551
Euro	48,558	46,062
Indian Rupee	20,919	18,631
British Pound	12,874	12,056
Japanese Yen	9,489	9,273
	$151,892	$146,573

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2016. The net unrealized gains which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 28, 2014 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 28, 2014 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Patent Litigation

See "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements" for information regarding patent litigation.

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
There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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
Most of our wafers are manufactured in Taiwan by United Microelectronics Corporation (UMC) and by Taiwan Semiconductor Manufacturing Company Limited (TSMC) for our newest products. In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between Xilinx and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.
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
Our Programmable Logic Devices (PLD) compete in the logic integrated circuits (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi, and from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues. We believe that important competitive factors in the logic IC industry include:

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
Other competitors include manufacturers of:

•	high-density programmable logic products characterized by field programmable gate array (FPGA) type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers; and

•	other new or emerging programmable logic products.
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

Resale of product through Avnet accounted for 42% of our worldwide net revenues in fiscal 2015 and as of June 28, 2014, Avnet accounted for 63% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our IP. We cannot provide assurance that such IP rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright and other IP rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against our indemnities or us in the future. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our IP could materially adversely affect our financial condition and results of operations.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under Item 1. "Legal Proceedings," included in Part II of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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
As of June 28, 2014 we had 2.00 billion authorized common shares, of which 267.1 million shares were outstanding. In addition, 36.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.2 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.2 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial position and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of June 28, 2014 was $1.60 billion (principal amount), which includes $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $41.99 per share.
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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the first quarter of fiscal 2014.
In August 2012, the Board authorized the repurchase of $750.0 million of common stock and debentures through the 2012 Repurchase Program. The 2012 Repurchase Programs have no stated expiration date. Through June 28, 2014, the Company had used $352.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $397.3 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
March 30, 2014 to May 3, 2014	1,062	$47.10	1,062	$447,350
May 4, 2014 to May 31, 2014	1,076	$46.47	1,076	$397,350
June 1, 2014 to June 28, 2014	—	$—	—	$397,350
Total for the Quarter	2,138		2,138

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 28, 2014	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President, Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)