Form 10-Q
period 2014-09-27
XILINX INC
filed 2014-10-27
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 17, 2014
Common Stock, $.01 par value	264,455,283

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$604,262	$598,937	$1,216,895	$1,177,892
Cost of revenues	169,617	182,816	358,806	362,516
Gross margin	434,645	416,121	858,089	815,376
Operating expenses:
Research and development	138,335	125,002	260,348	236,543
Selling, general and administrative	93,883	96,339	186,396	188,726
Amortization of acquisition-related intangibles	2,378	2,418	4,796	4,836
Litigation and contingencies	—	28,600	—	28,600
Total operating expenses	234,596	252,359	451,540	458,705
Operating income	200,049	163,762	406,549	356,671
Interest and other expense, net	5,731	10,997	11,953	20,927
Income before income taxes	194,318	152,765	394,596	335,744
Provision for income taxes	22,802	11,304	49,469	37,260
Net income	$171,516	$141,461	$345,127	$298,484
Net income per common share:
Basic	$0.64	$0.53	$1.29	$1.12
Diluted	$0.62	$0.49	$1.24	$1.05
Cash dividends per common share	$0.29	$0.25	$0.58	$0.50
Shares used in per share calculations:
Basic	265,942	268,478	267,098	265,350
Diluted	275,800	290,685	278,784	284,270

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$171,516	$141,461	$345,127	$298,484
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(3,728)	2,995	4,231	(13,930)
Reclassification adjustment for (gains) losses on available-for-sale securities	(927)	155	(1,318)	(167)
Change in net unrealized gains (losses) on hedging transactions	(3,602)	1,353	(3,060)	(155)
Reclassification adjustment for (gains) losses on hedging transactions	(211)	1,389	(1,018)	2,095
Cumulative translation adjustment, net	(578)	(371)	(407)	(1,064)
Other comprehensive income (loss)	(9,046)	5,521	(1,572)	(13,221)
Total comprehensive income	$162,470	$146,982	$343,555	$285,263

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 27, 2014	March 29, 2014 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$714,699	$973,677
Short-term investments	1,881,147	1,483,644
Accounts receivable, net	290,629	267,833
Inventories	262,669	233,999
Deferred tax assets	73,545	56,166
Prepaid expenses and other current assets	81,288	51,828
Total current assets	3,303,977	3,067,147
Property, plant and equipment, at cost	825,653	810,030
Accumulated depreciation and amortization	(480,168)	(454,941)
Net property, plant and equipment	345,485	355,089
Long-term investments	950,827	1,190,775
Goodwill	159,296	159,296
Acquisition-related intangibles, net	24,070	28,867
Other assets	233,647	236,175
Total Assets	$5,017,302	$5,037,349

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,689	$149,695
Accrued payroll and related liabilities	162,854	157,373
Income taxes payable	2,170	12,936
Deferred income on shipments to distributors	60,850	55,099
Other accrued liabilities	68,559	49,256
Current portion of long-term debt	570,527	565,001
Total current liabilities	970,649	989,360
Long-term debt	994,352	993,870
Deferred tax liabilities	295,641	253,433
Long-term income taxes payable	11,635	11,470
Other long-term liabilities	1,591	1,535
Commitments and contingencies	—	—
Temporary equity (Note 10)	29,473	34,999
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,644	2,686
Additional paid-in capital	736,252	805,073
Retained earnings	1,977,185	1,945,471
Accumulated other comprehensive loss	(2,120)	(548)
Total stockholders’ equity	2,713,961	2,752,682
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,017,302	$5,037,349

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$345,127	$298,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,146	28,009
Amortization	10,508	9,770
Stock-based compensation	50,846	44,014
Net (gain) loss on sale of available-for-sale securities	(2,412)	148
Amortization of debt discounts	6,008	8,073
Provision for deferred income taxes	26,304	43,754
Excess tax benefit from stock-based compensation	(13,775)	(18,914)
Others	—	(691)
Changes in assets and liabilities:
Accounts receivable, net	(22,796)	(48,364)
Inventories	(28,409)	17,634
Prepaid expenses and other current assets	(13,250)	(6,667)
Other assets	(2,871)	(7,016)
Accounts payable	(44,006)	16,181
Accrued liabilities	7,066	71,660
Income taxes payable	(17,237)	(72,380)
Deferred income on shipments to distributors	5,751	15,457
Net cash provided by operating activities	334,000	399,152
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,566,289)	(2,178,565)
Proceeds from sale and maturity of available-for-sale securities	1,432,191	1,767,178
Purchases of property, plant and equipment	(17,543)	(19,742)
Other investing activities	(5,251)	37,217
Net cash used in investing activities	(156,892)	(393,912)
Cash flows from financing activities:
Repurchases of common stock	(301,015)	(69,981)
Proceeds from issuance of common stock through various stock plans, net	5,532	125,968
Payment of dividends to stockholders	(154,378)	(133,205)
Excess tax benefit from stock-based compensation	13,775	18,914
Net cash used in financing activities	(436,086)	(58,304)
Net decrease in cash and cash equivalents	(258,978)	(53,064)
Cash and cash equivalents at beginning of period	973,677	623,558
Cash and cash equivalents at end of period	$714,699	$570,494
Supplemental disclosure of cash flow information:
Interest paid	$20,901	$18,651
Income taxes paid, net	$40,139	$65,903
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2015 and 2014 are 52-week year ending on March 28, 2015 and March 29, 2014, respectively. The quarters ended September 27, 2014 and September 28, 2013 each included 13 weeks.

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
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 27, 2014 and March 29, 2014, Avnet accounted for 63% and 55% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 43% of the Company’s worldwide net revenues for both the second quarter and the first six months of fiscal 2015. For the second quarter and the first six months of fiscal 2014, resale of product through Avnet accounted for 47% and 48% of the Company’s worldwide net revenues, respectively. The percentage of worldwide net revenues from Avnet is consistent with historical patterns. While the percentage of accounts receivable due from Avnet increased as of September 27, 2014 compared to as of March 29, 2014 due to timing, it is also consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter as well as the first six months of fiscal 2015 and 2014.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 80% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of September 27, 2014, approximately 36% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2015 and the Company did not adjust or override any fair value measurements as of September 27, 2014.
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
The Company’s Level 2 assets consist of financial institution securities, non-financial institution securities, municipal bonds, U.S. government and agency securities, foreign government and agency securities, mortgage-backed securities, asset-backed securities, bank loans and debt mutual funds. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and March 29, 2014:

	September 27, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$322,088	$—	$—	$322,088
Financial institution securities	—	24,999	—	24,999
Non-financial institution securities	—	37,498	—	37,498
U.S. government and agency securities	25,000	19,997	—	44,997
Foreign government and agency securities	—	55,997	—	55,997
Short-term investments:
Financial institution securities	—	74,989	—	74,989
Non-financial institution securities	—	292,807	—	292,807
Municipal bonds	—	24,181	—	24,181
U.S. government and agency securities	275,816	93,772	—	369,588
Foreign government and agency securities	—	353,918	—	353,918
Asset-backed securities	—	95,488	—	95,488
Mortgage-backed securities	—	532,629	—	532,629
Debt mutual funds	—	40,819	—	40,819
Bank loans	—	96,728	—	96,728
Long-term investments:
Non-financial institution securities	—	170,643	—	170,643
Auction rate securities	—	—	20,608	20,608
Asset-backed securities	—	11,820	—	11,820
Municipal bonds	—	15,136	—	15,136
U.S. government and agency securities	2,826	14,377	—	17,203
Mortgage-backed securities	—	656,516	—	656,516
Debt mutual fund	—	58,901	—	58,901
Total assets measured at fair value	$625,730	$2,671,215	$20,608	$3,317,553

Liabilities
Derivative financial instruments, net	$—	$3,528	$—	$3,528
Total liabilities measured at fair value	$—	$3,528	$—	$3,528
Net assets measured at fair value	$625,730	$2,667,687	$20,608	$3,314,025

	March 29, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$213,988	$—	$—	$213,988
Financial institution securities	—	131,990	—	131,990
Non-financial institution securities	—	319,970	—	319,970
U.S. government and agency securities	69,998	—	—	69,998
Foreign government and agency securities	—	194,984	—	194,984
Short-term investments:
Financial institution securities	—	234,916	—	234,916
Non-financial institution securities	—	226,828	—	226,828
Municipal Bonds	—	15,780	—	15,780
U.S. government and agency securities	349,023	89,422	—	438,445
Foreign government and agency securities	—	159,951	—	159,951
Mortgage-backed securities	—	387,508	—	387,508
Debt mutual fund	—	20,216	—	20,216
Long-term investments:
Non-financial institution securities	—	209,274	—	209,274
Auction rate securities	—	—	20,160	20,160
Municipal bonds	—	15,986	—	15,986
U.S. government and agency securities	4,950	36,126	—	41,076
Mortgage-backed securities	—	847,581	—	847,581
Debt mutual fund	—	56,698	—	56,698
Derivative financial instruments, net	—	1,713	—	1,713
Total assets measured at fair value	$637,959	$2,948,943	$20,160	$3,607,062

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance as of beginning of period	$20,704	$28,081	$20,160	$27,610
Total realized and unrealized gains (losses):
Included in interest and other expense, net	—	758	—	683
Included in other comprehensive income	(96)	(260)	448	586
Sales and settlements, net (1)	—	(6,350)	—	(6,650)
Balance as of end of period	$20,608	$22,229	$20,608	$22,229

(1)
During the first six months of fiscal 2014, the Company redeemed $6.7 million of student loan auction rate securities for cash at par value. There was no redemption during the first six months of fiscal 2015.

The amount of total losses included in net income attributable to the change in unrealized losses relating to assets and liabilities still held as of the end of the period are summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Included in interest and other expense, net	$—	$758	$—	$683

As of September 27, 2014, marketable securities measured at fair value using Level 3 inputs were comprised of $20.6 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

The 3.125% Junior Convertible Debentures due March 15, 2037 (2037 Convertible Notes), which were fully redeemed on March 12, 2014, included embedded features that qualify as an embedded derivative, and was separately accounted for as a discount on the 2037 Convertible Notes. Its fair value was established at the inception of the 2037 Convertible Notes. Prior to the redemption, each quarter, the change in the fair value of the embedded derivative, if any, was recorded in the consolidated statements of income. The Company used a derivative valuation model to derive the value of the embedded derivative. Key inputs into this valuation model were the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the 2037 Convertible Notes’ credit spread over London Interbank Offered Rate. The first three inputs were based on observable market data and were considered Level 2 inputs while the last two inputs required management judgment and were Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019(2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of September 27, 2014 were approximately $906.0 million, $494.1 million and $499.1 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 27, 2014				March 29, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$322,088	$—	$—	$322,088	$213,988	$—	$—	$213,988
Financial institution
securities	99,988	—	—	99,988	366,906	—	—	366,906
Non-financial institution
securities	498,447	3,086	(585)	500,948	753,888	3,428	(1,244)	756,072
Auction rate securities	21,500	—	(892)	20,608	21,500	—	(1,340)	20,160
Municipal bonds	38,863	663	(209)	39,317	31,367	604	(205)	31,766
U.S. government and
agency securities	431,726	172	(110)	431,788	548,568	1,135	(184)	549,519
Foreign government and
agency securities	409,937	—	(22)	409,915	354,935	—	—	354,935
Mortgage-backed securities	1,186,084	11,441	(8,380)	1,189,145	1,234,237	11,380	(10,528)	1,235,089
Asset-backed securities	106,522	944	(158)	107,308	—	—	—	—
Debt mutual funds	101,350	818	(2,448)	99,720	81,350	216	(4,652)	76,914
Bank loans	97,816	28	(1,116)	96,728	—	—	—	—
	$3,314,321	$17,152	$(13,920)	$3,317,553	$3,606,739	$16,763	$(18,153)	$3,605,349
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 27, 2014 and March 29, 2014:

	September 27, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$85,731	$(330)	$15,538	$(255)	$101,269	$(585)
Auction rate securities	—	—	20,608	(892)	20,608	(892)
Municipal bonds	5,653	(82)	4,626	(127)	10,279	(209)
U.S. government and
agency securities	58,067	(64)	3,320	(46)	61,387	(110)
Foreign government and
agency securities	74,975	(22)	—	—	74,975	(22)
Mortgage-backed securities	354,808	(3,365)	220,041	(5,015)	574,849	(8,380)
Asset-backed securities	52,987	(158)	—	—	52,987	(158)
Debt mutual fund	—	—	58,901	(2,448)	58,901	(2,448)
Bank loans	87,525	(1,116)	—	—	87,525	(1,116)
	$719,746	$(5,137)	$323,034	$(8,783)	$1,042,780	$(13,920)

	March 29, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$112,470	$(1,167)	$4,488	$(77)	$116,958	$(1,244)
Auction rate securities	—	—	20,160	(1,340)	20,160	(1,340)
Municipal bonds	5,917	(166)	1,743	(39)	7,660	(205)
U.S. government and
agency securities	118,125	(184)	—	—	118,125	(184)
Mortgage-backed securities	457,903	(7,225)	132,376	(3,303)	590,279	(10,528)
Debt mutual fund	56,698	(4,652)	—	—	56,698	(4,652)
	$751,113	$(13,394)	$158,767	$(4,759)	$909,880	$(18,153)

As of September 27, 2014, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to mortgage-backed securities and debt mutual fund, which were primarily due to the general rising of the interest-rate environment.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 27, 2014 and March 29, 2014 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 27, 2014 and March 29, 2014. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, mortgage-backed securities, asset-backed securities and bank loans), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 27, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,051,147	$1,051,360
Due after one year through five years	537,228	539,677
Due after five years through ten years	345,232	345,386
Due after ten years	957,276	959,322
	$2,890,883	$2,895,745
As of September 27, 2014, $993.3 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Proceeds from sale of available-for-sale securities	$236,263	$104,021	$295,844	$199,160
Gross realized gains on sale of available-for-sale securities	$2,243	$266	3,080	1,367
Gross realized losses on sale of available-for-sale securities	(501)	(521)	(668)	(1,515)
Net realized gains (losses) on sale of available-for-sale securities	$1,742	$(255)	$2,412	$(148)
Amortization of premiums on available-for-sale securities	$6,413	$6,904	$12,646	$14,063

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of September 27, 2014 and March 29, 2014, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	September 27, 2014	March 29, 2014
Singapore Dollar	$57,116	$60,551
Euro	45,718	46,062
Indian Rupee	22,504	18,631
British Pound	13,842	12,056
Japanese Yen	9,295	9,273
	$148,475	$146,573

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2016. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of September 27, 2014, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of September 27, 2014 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of September 27, 2014 and March 29, 2014, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 27, 2014	Prepaid expenses and other current assets	$643	Other accrued liabilities	$4,170
March 29, 2014	Prepaid expenses and other current assets	$2,648	Other accrued liabilities	$935

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the second quarter and the first six months of fiscal 2015 and 2014:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(3,838)	$2,742	$(4,123)	$1,940

Amount of (gains) losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(211)	$1,389	$(1,018)	$2,095

Amount of gains (losses) recorded (ineffective portion) *	$(43)	$24	$(13)	$7

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock-based compensation included in:
Cost of revenues	$2,077	$1,858	$4,069	$3,662
Research and development	14,831	11,343	25,336	21,562
Selling, general and administrative	11,832	9,859	21,441	18,790
	$28,740	$23,060	$50,846	$44,014

During the first six months of fiscal 2015 and 2014, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $9.9 million and $16.4 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term. The Company's stock-based compensation expense relating to options granted during the first six months of fiscal 2015 and 2014 was not material.

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2015 was $44.40 ($37.81 for the second quarter of fiscal 2014), and for the first six months of fiscal 2015 was $43.84 ($37.63 for the first six months of fiscal 2014), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Risk-free interest rate	0.7%	0.7%	0.7%	0.7%
Dividend yield	2.4%	2.5%	2.4%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Granted	—	$—
Exercised	(801)	$26.88
Forfeited/cancelled/expired	(13)	$32.63
September 27, 2014	4,466	$24.90
Options exercisable at:
September 27, 2014	4,329	$24.62
March 29, 2014	4,935	$24.87
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of September 27, 2014, 15.5 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and six months ended September 27, 2014 was $4.8 million and $15.9 million, respectively. The total pre-tax intrinsic value of options exercised during the three and six months ended September 28, 2013 was $52.5 million and $65.3 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08
Granted	2,682	$43.84
Vested	(2,141)	$33.57
Cancelled	(173)	$35.96
September 27, 2014	7,269	$38.74
For the majority of restricted stock units granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first six months of fiscal 2015 and 2014, we withheld $31.7 million and $16.8 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
Employee Stock Purchase Plan
Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 446 thousand shares for $14.9 million during the second quarter of fiscal 2015 and 529 thousand shares for $14.6 million in the second quarter of fiscal 2014. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2015 and 2014 was $14.12 and $11.24, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2015 and 2014 were estimated at the date of grant using the following assumptions:

	2015	2014
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.25	0.23
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.8%	2.1%
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2015. On August 13, 2014, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of September 27, 2014, 11.3 million shares were available for future issuance out of 52.5 million shares authorized.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income available to common stockholders	$171,516	$141,461	$345,127	$298,484
Weighted average common shares outstanding-basic	265,942	268,478	267,098	265,350
Dilutive effect of employee equity incentive plans	3,155	4,919	3,653	4,715
Dilutive effect of 2017 Convertible Notes and warrants	6,703	8,702	8,033	6,790
Dilutive effect of 2037 Convertible Notes	—	8,586	—	7,415
Weighted average common shares outstanding-diluted	275,800	290,685	278,784	284,270
Basic earnings per common share	$0.64	$0.53	$1.29	$1.12
Diluted earnings per common share	$0.62	$0.49	$1.24	$1.05

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
Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 3.8 million and 2.5 million shares, for the second quarter and the first six months of fiscal 2015, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counter-parties. The call options give the Company the right to purchase up to 20.2 million shares of its common stock at $29.64 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9.	Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 27, 2014	March 29, 2014
Raw materials	$15,752	$15,306
Work-in-process	208,407	192,067
Finished goods	38,510	26,626
	$262,669	$233,999

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of September 27, 2014, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.7391 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of September 27, 2014 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of September 27, 2014, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
Upon conversion, the Company would pay the holders of the 2017 Convertible Notes cash up to the aggregate principal amount of the 2017 Convertible Notes. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). Accordingly, there is no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 2017 Convertible Notes, as that portion of the debt liability will always be settled in cash. The conversion spread is included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 27, 2014	March 29, 2014
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(41,451)	(49,223)
Hedge accounting adjustment – sale of interest rate swap	11,978	14,224
Net carrying value of the 2017 Convertible Notes	$570,527	$565,001

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of September 27, 2014, the remaining term of the 2017 Convertible Notes is 2.7 years. As of September 27, 2014, the if-converted the value of the 2017 Convertible Notes was $865.5 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Contractual coupon interest	$3,938	$3,938	$7,875	$7,875
Amortization of debt issuance costs	362	362	724	724
Amortization of debt discount, net	2,763	2,763	5,526	5,526
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$14,125	$14,125
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counter parties. The call options give the Company the right to purchase up to 20.2 million shares of its common stock at $29.64 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counter parties, which give the hedge counter parties the right to purchase up to 20.2 million shares of the Company’s common stock at $41.99 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.

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
The following table summarizes the carrying value of the 2019 and 2021 Notes as of September 27, 2014 and March 29, 2014:

(In thousands)	September 27, 2014	March 29, 2014
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(2,324)	(2,574)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(3,324)	(3,556)
Total carrying value	$994,352	$993,870

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Contractual coupon interest	$6,406	$—	$12,813	$—
Amortization of debt issuance costs	134	—	290	—
Amortization of debt discount, net	242	—	482	—
Total interest expense related to the 2019 and 2021 Notes	$6,782	$—	$13,585	$—
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 27, 2014, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through September 27, 2014, the Company has used $552.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving $197.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 27, 2014 and March 29, 2014.

During the first six months of fiscal 2015, the Company repurchased 7.0 million shares of common stock in the open market for a total of $300.0 million. During the first six months of fiscal 2014, the Company repurchased 1.5 million shares of common stock in the open market for a total of $70.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income	$8,392	$5,363	$16,893	$10,966
Interest expense	(13,845)	(13,047)	(27,710)	(26,906)
Other expense, net	(278)	(3,313)	(1,136)	(4,987)
	$(5,731)	$(10,997)	$(11,953)	$(20,927)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 27, 2014	March 29, 2014
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$2,024	$(889)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(3,280)	798
Accumulated cumulative translation adjustment, net of tax	(864)	(457)
Accumulated other comprehensive loss	$(2,120)	$(548)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $22.8 million and $49.5 million for the second quarter and the first six months of fiscal 2015, respectively, representing effective tax rates of 12% and 13%, respectively. The Company recorded tax provisions of $11.3 million and $37.3 million for the second quarter and the first six months of fiscal 2014, respectively, representing effective tax rates of 7% and 11%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of September 27, 2014, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, was $26.4 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $11.0 million as of September 27, 2014. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2010. The Company is no longer subject to U.S. state audits for years through fiscal 2008, except for fiscal years 1997, 1998 and 2005, which are still open for audit purposes. The Company is no longer subject to tax audits in Ireland for years through fiscal 2009.

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

Fiscal	(In thousands)
2015 (remaining six months)	$2,827
2016	4,004
2017	2,324
2018	2,087
2019	1,690
Thereafter	3,600
Total	$16,532
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.2 million as of September 27, 2014. Rent expense, net of rental income, under all operating leases was $697 thousand and $1.6 million for the three and six months ended September 27, 2014, respectively. Rent expense, net of rental income, under all operating leases was $725 thousand and $1.5 million for the three and six months ended September 28, 2013, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2015 and 2014.
Other commitments as of September 27, 2014 totaled $115.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 27, 2014, the Company also had $37.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through May 2017.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2015 and the end of fiscal 2014, the accrual balance of the product warranty liability was immaterial.

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

Patent Litigation

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  The lawsuit pertains to one patent and PTI seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of September 27, 2014 and March 29, 2014, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	September 27, 2014	March 29, 2014	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	91,860	91,860	5.7 years
Less accumulated amortization	(67,957)	(63,267)
Core technology, net	23,903	28,593
Other intangibles, gross	46,716	46,716	2.7 years
Less accumulated amortization	(46,549)	(46,442)
Other intangibles, net	167	274
Total acquisition-related intangibles, gross	138,576	138,576
Less accumulated amortization	(114,506)	(109,709)
Total acquisition-related intangibles, net	$24,070	$28,867
Amortization expense for acquisition-related intangibles for the three and six months ended September 27, 2014 was $2.4 million and $4.8 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of September 27, 2014, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2015 (remaining six months)	$4,741
2016	8,935
2017	7,131
2018	2,660
2019	603
Total	$24,070

Note 19.	Subsequent Events
On October 15, 2014, the Company’s Board of Directors declared a cash dividend of $0.29 per common share for the third quarter of fiscal 2015. The dividend is payable on November 26, 2014 to stockholders of record on November 5, 2014.

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
Results of Operations: Second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.1	30.5	29.5	30.8
Gross margin	71.9	69.5	70.5	69.2
Operating expenses:
Research and development	22.9	20.9	21.4	20.1
Selling, general and administrative	15.5	16.1	15.3	16.0
Amortization of acquisition-related intangibles	0.4	0.4	0.4	0.4
Litigation and contingencies	—	4.8	—	2.4
Total operating expenses	38.8	42.2	37.1	38.9
Operating income	33.1	27.3	33.4	30.3
Interest and other expense, net	0.9	1.8	1.0	1.8
Income before income taxes	32.2	25.5	32.4	28.5
Provision for income taxes	3.8	1.9	4.0	3.2
Net income	28.4%	23.6%	28.4%	25.3%

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

•	New Products include our most recent product offerings and include the Kintex® UltraScaleTM, Virtex® Ultrascale, Virtex-7, Kintex-7, Artix®-7, Zynq®-7000, Virtex-6 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunnerTM-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support/services.
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
Net revenues of $604.3 million in the second quarter of fiscal 2015 represented a 1% increase from the comparable prior year period of $598.9 million. The increase was driven primarily by applications in the Industrial, Scientific and Medical, Aerospace and Defense and Automotive. Net revenues from New Products increased significantly in the second quarter of fiscal 2015 versus the comparable prior year period, but were partially offset by declines from our older products. No end customer accounted for more than 10% of our net revenues for the first six months of fiscal 2015.
For first six months of fiscal 2015, approximately 54% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of September 27, 2014, we had $82.9 million of deferred revenue and $22.0 million of deferred cost of revenues recognized as a net $60.9 million of deferred income on shipments to distributors. As of March 29, 2014, we had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the second quarter and the first six months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	% Change	September 28, 2013	September 27, 2014	% Change	September 28, 2013
New Products	$258.0	21	$213.7	$534.9	38	$388.8
Mainstream Products	185.8	(8)	201.6	392.0	(5)	412.1
Base Products	140.7	(14)	163.0	250.7	(25)	335.0
Support Products	19.8	(4)	20.6	39.3	(6)	42.0
Total net revenues	$604.3	1	$598.9	$1,216.9	3	$1,177.9

Net revenues from New Products increased significantly in both the second quarter and the first six months of fiscal 2015 compared to the comparable prior year periods. The increases were a result of sales growth from both our 28nm and our 40/45nm product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm products.
Net revenues from Mainstream Products decreased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 product family.

Net revenues from Base Products decreased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The decreases were due to a broad-based decline across most product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in both the second quarter and the first six months of fiscal 2015 compared to the comparable prior year periods. The decreases were primarily due to a decline in sales from our software and PROM products.

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
Net revenues by end markets for the second quarter and the first six months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 27, 2014	% Change in Dollars	September 28, 2013	September 27, 2014	% Change in Dollars	September 28, 2013
Communications & Data Center	41%	(4)	43%	46%	8	44%
Industrial, Aerospace & Defense	41	8	38	36	(1)	37
Broadcast, Consumer & Automotive	15	(6)	16	15	(2)	16
Other	3	12	3	3	12	3
Total net revenues	100%	1	100%	100%	3	100%
Net revenues from Communications & Data Center, our largest end market, decreased in the second quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to lower sales from wireline. For the six months ended September 27, 2014, net revenues from Communications & Data Center increased compared to the prior year period due primarily to increased sales from wireless communications.
Net revenues from Industrial, Aerospace & Defense increased in the second quarter of fiscal 2015 from the comparable prior year period. The increase was primarily driven by higher sales in industrial, scientific and medical applications and in aerospace and defense applications. For the six months ended September 27, 2014, net revenues from Industrial, Aerospace & Defense decreased slightly compared to the prior year period due to lower sales from aerospace and defense applications.
Net revenues from Broadcast, Consumer & Automotive decreased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The decreases were mainly due to lower sales from consumer applications.
Net revenues from the Other end market increased (in terms of absolute dollars) in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The increases were primarily due to higher sales from high-performance computing applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	% Change	September 28, 2013	September 27, 2014	% Change	September 28, 2013
North America	$192.7	3	$187.2	$353.1	(5)	$369.8
Asia Pacific	225.3	(2)	229.2	486.6	12	436.4
Europe	127.4	(2)	130.3	256.6	(4)	268.6
Japan	58.9	13	52.2	120.6	17	103.1
Total net revenues	$604.3	1	$598.9	$1,216.9	3	$1,177.9

Net revenues in North America increased in the second quarter of fiscal 2015 from the comparable prior year period. The increase was primarily due to higher sales from certain key programs within Industrial and Aerospace & Defense, which more than offset lower sales to Communications & Data Center. For the first six months of fiscal 2015, net revenues in North America decreased compared to the prior year period. The decrease was primarily due to the decline in sales to Industrial, Aerospace & Defense in the first three months of the period.
Net revenues in Asia Pacific decreased in the second quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to a decrease in sales to Broadcast, Consumer & Automotive, particularly consumer applications. For the first six months of fiscal 2015, net revenues in Asia Pacific increased compared to the prior year period. The increase was primarily due to higher sales to Communications & Data Center during the first three month of fiscal 2015.
Net revenues in Europe decreased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The decreases were primarily due to weaker sales to Communications & Data Center.
Net revenues in Japan increased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The increases were primarily driven by higher sales across all end markets.
Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Gross margin	$434.6	4%	$416.1	$858.1	5%	$815.4
Percentage of net revenues	71.9%		69.5%	70.5%		69.2%

Gross margin was higher by 2.4 percentage point in the second quarter of fiscal 2015, and by 1.3 percentage point in the first six months of fiscal 2015, from the comparable prior year periods. The improvements in gross margin were driven primarily by our product mix reflecting the timing of key programs in the Industrial, Aerospace & Defense and continuing cost reduction efforts across our product portfolio.
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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Research and development	$138.3	11%	$125.0	$260.3	10%	$236.5
Percentage of net revenues	23%		21%	21%		20%

R&D spending increased $13.3 million, or 11%, for the second quarter of fiscal 2015 from the comparable prior year period. For the first six months of fiscal 2015, R&D spending increased $23.8 million, or 10%, from the comparable prior year period. The increases were primarily attributable to higher mask and wafer expenses and employee compensation related to our next generation product developments, including our UltraScale product family.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Selling, general and administrative	$93.9	(2)%	$96.3	$186.4	(1)%	$188.7
Percentage of net revenues	16%		16%	15%		16%
SG&A expenses were relatively lower during the second quarter and the first six months of fiscal 2015 as compared to the comparable prior year periods. We incurred lower variable spending and legal expenses during these periods.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Amortization of acquisition-related intangibles	$2.4	(2)%	$2.4	$4.8	—	$4.8
Percentage of net revenues	—%		—%	—%		—%
Amortization expense for both the second quarter and the first six months of fiscal 2015 remained flat from the comparable prior year periods as there were no new major acquisitions in the past year.

Litigation and Contingencies

During the second quarter of fiscal 2014, a judge in the Federal District Court for the Eastern District of Texas, Marshall Division, issued a memorandum order finding enhanced damages to be appropriate in the patent infringement suit brought against us by PACT. The judge's order for enhanced damages adjusted the prior $15.4 million award to approximately $38.5 million on the basis of the judge's consideration of applicable factors. The court also issued an order requiring us to pay approximately $2.5 million for PACT's costs and attorneys' fees and an order requiring us to pay approximately $3.0 million for pre- and post-judgment interest. As a result, we recorded a charge of $28.6 million in the quarter ending September 28, 2013.
Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Stock-based compensation included in:
Cost of revenues	$2.1	12%	$1.9	$4.1	11%	$3.7
Research and development	14.8	31%	11.3	25.3	18%	21.6
Selling, general and administrative	11.8	20%	9.9	21.4	14%	18.8
	$28.7	25%	$23.1	$50.8	15%	$44.0
The increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2015 as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. The higher expense from restricted stock units was partially offset by lower expenses related to stock option grants as we did not grant stock options in the current fiscal year.
Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Interest and other expense, net	$5.7	(48)%	$11.0	$12.0	(43)%	$20.9
Percentage of net revenues	1%		2%	1%		2%

Our net interest and other expense decreased in both the second quarter and the first six months of fiscal 2015 from the comparable prior year periods. The decreases were primarily due to higher interest income from the investment portfolio.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 27, 2014	Change	September 28, 2013	September 27, 2014	Change	September 28, 2013
Provision for income taxes	$22.8	102%	$11.3	$49.5	33%	$37.3
Percentage of net revenues	4%		2%	4%		3%
Effective tax rate	12%		7%	13%		11%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The increases in the effective tax rate in the second quarter and the first six months of fiscal 2015 as compared to the prior year periods were primarily due to a release of reserves for uncertain tax positions in fiscal 2014 and the expiration of the U.S. federal research tax credit on December 31, 2013. The second quarter and first six months of fiscal 2015 included no credit while the prior year periods included such credit. The increases were partially offset by an increase in the income earned in lower tax rate jurisdictions for which no U.S. taxes were provided.

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

The combination of cash, cash equivalents and short-term and long-term investments as of September 27, 2014 and March 29, 2014 totaled $3.55 billion and $3.65 billion, respectively. As of September 27, 2014, we had cash, cash equivalents and short-term investments of $2.60 billion and working capital of $2.33 billion. As of March 29, 2014, cash, cash equivalents and short-term investments were $2.46 billion and working capital was $2.08 billion.

As of September 27, 2014, we had $2.31 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $841.0 million of the $2.31 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 27, 2014. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first six months of fiscal 2015, our operations generated net positive cash flow of $334.0 million, which was $65.2 million lower than the $399.2 million generated during the first six months of fiscal 2014. The positive cash flow from operations generated during the first six months of fiscal 2015 was primarily from net income as adjusted for non-cash related items and increases in accrued liabilities and deferred income on shipments to distributors. These items were partially offset by decreases in accounts payables and income taxes payable as well as increases in inventories, accounts receivable, prepaid expenses and other assets. Accounts receivable increased by $22.8 million and days sales outstanding increased to 43 days at September 27, 2014 from 39 days at March 29, 2014 due to the timing of shipments. Our inventory levels as of September 27, 2014 were $28.7 million higher at $262.7 million compared to $234.0 million at March 29, 2014. Combined inventory days at Xilinx and distribution increased to 144 days at September 27, 2014 from 115 days at March 29, 2014. During the past few quarters, our inventory levels were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales and the build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. We expect to ship the vast majority of these parts over the next one to two years.

Investing Activities —Net cash used in investing activities was $156.9 million during the first six months of fiscal 2015, as compared to net cash used in investing activities of $393.9 million in the first six months of fiscal 2014. Net cash used in investing activities during the first six months of fiscal 2015 consisted of $134.1 million of net purchases of available-for-sale securities, $17.5 million for purchases of property, plant and equipment and $5.3 million of other investing activities.
Financing Activities —Net cash used in financing activities was $436.1 million in the first six months of fiscal 2015, as compared to $58.3 million in the first six months of fiscal 2014. Net cash used in financing activities during the first six months of fiscal 2015 consisted of $301.0 million of cash payment to repurchase common stocks and $154.4 million dividend payments to stockholders, which was partially offset by $13.8 million for the excess of the tax benefit from stock-based compensation and $5.5 million of proceeds from issuance of common stock under employee stock plans.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of September 27, 2014 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 27, 2014, we had $115.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 27, 2014, we also had $37.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through May 2017.
As of September 27, 2014, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of September 27, 2014, the 2017 Convertible Notes are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of September 27, 2014. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note. 10 Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of September 27, 2014, $11.6 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements

As of September 27, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first six months of fiscal 2015, we repurchased 7.0 million shares of common stock in the open market for a total of $300.0 million. During the first six months of fiscal 2014, we repurchased 1.5 million shares of common stock in the open market for a total of $70.0 million. During the first six months of fiscal 2015, we paid $154.4 million in cash dividends to stockholders, representing $0.58 per common share. During the first six months of fiscal 2014, we paid $133.2 million in cash dividends to stockholders, representing $0.50 per common share. On October 15, 2014, our Board of Directors declared a cash dividend of $0.29 per common share for the third quarter of fiscal 2015. The dividend is payable on November 26, 2014 to stockholders of record on November 5, 2014. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.00 billion as of September 27, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 27, 2014 would have affected the fair value of our investment portfolio by less than $50.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 27, 2014 and March 29, 2014, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	September 27, 2014	March 29, 2014
Singapore Dollar	$57,116	$60,551
Euro	45,718	46,062
Indian Rupee	22,504	18,631
British Pound	13,842	12,056
Japanese Yen	9,295	9,273
	$148,475	$146,573

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2016. The net unrealized gains which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 27, 2014 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 27, 2014 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding our legal proceedings, see "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements", which is incorporated herein by reference.

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
Except for an added tax-related risk factor, there have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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
In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. Due to the complexity of our customers’ designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition to this, other factors may affect our end customers’ demand for our products, including, but not limited to, end customer program delays and the ability of end customers to secure other complimentary products. We also are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.
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
If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or other materials ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address customer product demands in a timely manner. For example, when certain suppliers were forced to temporarily halt production as the result of a natural disaster, this resulted in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer or materials prices could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.
We depend on distributors, primarily Avnet, to generate a majority of our sales and complete order fulfillment.
Resale of product through Avnet accounted for 43% of our worldwide net revenues in fiscal 2015 and as of September 27, 2014, Avnet accounted for 63% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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

Our failure to comply with the requirements of the Export Administration Regulations and the International Traffic and Arms Regulations could have a material adverse effect on our financial condition and results of operations.

Xilinx FPGAs and related technologies are subject to Export Administration Regulations (EAR), which are administered by the U.S. Department of Commerce. In addition, Xilinx may, from time to time, receive technical data from third parties that is subject to the International Traffic and Arms Regulations (ITAR), which are administered by the U.S. Department of State. EAR and ITAR govern the export and re-export of these FPGAs, the transfer of related technologies, whether in the U.S. or abroad, and the provision of services. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements.

An inability to obtain the required export licenses, or to predict when they will be granted, increases the difficulties of forecasting shipments. In addition, security or compliance program failures that could result in penalties or a loss of export privileges, as well as stringent licensing restrictions that may make our products less attractive to overseas customers, could have a material adverse effect on our business, financial condition and/or operating results.

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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  These requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.   There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may face reputational challenges if we are unable to sufficiently verify the origins for all minerals used in our products through the due diligence process we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

Exposure to greater than anticipated income tax liabilities, changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure, intercompany arrangements and tax planning strategies. A significant portion of our earnings are earned by our subsidiaries outside the U.S. In addition to providing for U.S. income taxes on earnings from the U.S, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax on such repatriated earnings could negatively impact our effective tax rates, financial condition and results of operations.
Our income tax expense is computed based on tax rates at the time of the respective financial period.  Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability (or by the reintroduction, when such credit has lapsed) of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets.
In addition, we are subject to examinations of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities.  We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.
The conditional conversion features of our 2017 Convertible Notes were triggered and holders of the 2017 Convertible Notes may elect to convert such 2017 Convertible Notes which could have a material effect on our liquidity.
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
As of September 27, 2014 we had 2.00 billion authorized common shares, of which 264.4 million shares were outstanding. In addition, 38.5 million common shares were reserved for issuance pursuant to our equity incentive plans and ESPP, 20.2 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.2 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of September 27, 2014 was $1.60 billion (principal amount), which includes $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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
In the past, we have acquired technology companies whose products complement our products. We also have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

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

In August 2012, the Board authorized the repurchase of $750.0 million of common stock and debentures through the 2012 Repurchase Program. The 2012 Repurchase Programs have no stated expiration date. Through September 27, 2014, we have used

$552.7 million of the $750.0 million authorized under the 2012 Repurchase Program, leaving a balance of $197.3 million available for future purchases.
The following table summarizes our repurchase of our common stock during the second quarter of fiscal 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
June 29, 2014 to August 2, 2014	3,625	$41.37	3,625	$247,356
August 3 to August 30, 2014	1,210	$41.34	1,210	$197,350
August 31 to September 27, 2014	—	$—	—	$197,350
Total for the Quarter	4,835		4,835

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 27, 2014	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)