Form 10-Q
period 2014-12-27
XILINX INC
filed 2015-01-30
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 16, 2015
Common Stock, $.01 par value	261,437,324

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenues	$593,549	$586,816	$1,810,445	$1,764,708
Cost of revenues	179,638	180,792	538,445	543,308
Gross margin	413,911	406,024	1,272,000	1,221,400
Operating expenses:
Research and development	133,455	128,092	393,803	364,635
Selling, general and administrative	88,076	91,794	274,472	280,520
Amortization of acquisition-related intangibles	2,371	2,589	7,167	7,425
Litigation and contingencies	—	(19,190)	—	9,410
Total operating expenses	223,902	203,285	675,442	661,990
Operating income	190,009	202,739	596,558	559,410
Interest and other expense, net	4,007	4,807	15,960	25,734
Income before income taxes	186,002	197,932	580,598	533,676
Provision for income taxes	17,536	22,055	67,005	59,315
Net income	$168,466	$175,877	$513,593	$474,361
Net income per common share:
Basic	$0.64	$0.66	$1.93	$1.78
Diluted	$0.62	$0.61	$1.85	$1.66
Cash dividends per common share	$0.29	$0.25	$0.87	$0.75
Shares used in per share calculations:
Basic	262,881	267,780	266,299	266,068
Diluted	273,795	288,195	277,709	285,380

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income	$168,466	$175,877	$513,593	$474,361
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(409)	(2,901)	3,822	(16,831)
Reclassification adjustment for gains on available-for-sale securities	(1,868)	(21)	(3,187)	(188)
Change in net unrealized losses on hedging transactions	(3,896)	(96)	(6,957)	(251)
Reclassification adjustment for (gains) losses on hedging transactions	1,786	(259)	768	1,836
Cumulative translation adjustment, net	(1,475)	290	(1,882)	(774)
Other comprehensive loss	(5,862)	(2,987)	(7,436)	(16,208)
Total comprehensive income	$162,604	$172,890	$506,157	$458,153

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 27, 2014	March 29, 2014 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,431,023	$973,677
Short-term investments	1,489,744	1,483,644
Accounts receivable, net	187,496	267,833
Inventories	246,664	233,999
Deferred tax assets	80,864	56,166
Prepaid expenses and other current assets	79,349	51,828
Total current assets	3,515,140	3,067,147
Property, plant and equipment, at cost	831,505	810,030
Accumulated depreciation and amortization	(493,591)	(454,941)
Net property, plant and equipment	337,914	355,089
Long-term investments	654,013	1,190,775
Goodwill	159,296	159,296
Acquisition-related intangibles, net	21,700	28,867
Other assets	227,141	236,175
Total Assets	$4,915,204	$5,037,349

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,231	$149,695
Accrued payroll and related liabilities	160,168	157,373
Income taxes payable	15,370	12,936
Deferred income on shipments to distributors	51,486	55,099
Other accrued liabilities	54,470	49,256
Current portion of long-term debt	573,290	565,001
Total current liabilities	913,015	989,360
Long-term debt	994,595	993,870
Deferred tax liabilities	293,138	253,433
Long-term income taxes payable	12,688	11,470
Other long-term liabilities	1,579	1,535
Commitments and contingencies	—	—
Temporary equity (Note 10)	26,710	34,999
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,611	2,686
Additional paid-in capital	690,351	805,073
Retained earnings	1,988,501	1,945,471
Accumulated other comprehensive loss	(7,984)	(548)
Total stockholders’ equity	2,673,479	2,752,682
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,915,204	$5,037,349

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$513,593	$474,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,857	41,604
Amortization	15,556	14,828
Stock-based compensation	79,900	68,353
Net (gain) loss on sale of available-for-sale securities	(5,508)	277
Amortization of debt discounts	9,014	12,144
Provision for deferred income taxes	19,712	70,168
Excess tax benefit from stock-based compensation	(16,669)	(20,248)
Others	—	(1,512)
Changes in assets and liabilities:
Accounts receivable, net	80,337	21,927
Inventories	(12,299)	(5,208)
Prepaid expenses and other current assets	(11,703)	(7,929)
Other assets	(322)	(15,695)
Accounts payable	(91,464)	17,357
Accrued liabilities	1,640	28,303
Income taxes payable	5,710	(77,905)
Deferred income on shipments to distributors	(3,613)	(5,283)
Net cash provided by operating activities	624,741	615,542
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,112,128)	(3,152,726)
Proceeds from sale and maturity of available-for-sale securities	2,646,410	2,758,941
Purchases of property, plant and equipment	(23,682)	(30,717)
Other investing activities	(7,440)	27,092
Net cash provided by (used in) investing activities	503,160	(397,410)
Cash flows from financing activities:
Repurchases of common stock	(476,012)	(167,121)
Proceeds from issuance of common stock through various stock plans, net	19,338	137,363
Payment of dividends to stockholders	(230,550)	(200,301)
Excess tax benefit from stock-based compensation	16,669	20,248
Net cash used in financing activities	(670,555)	(209,811)
Net increase in cash and cash equivalents	457,346	8,321
Cash and cash equivalents at beginning of period	973,677	623,558
Cash and cash equivalents at end of period	$1,431,023	$631,879
Supplemental disclosure of cash flow information:
Interest paid	$28,776	$26,526
Income taxes paid, net	$41,252	$67,335
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2015 and 2014 are 52-week year ending on March 28, 2015 and March 29, 2014, respectively. The quarters ended December 27, 2014 and December 28, 2013 each included 13 weeks.

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
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 27, 2014 and March 29, 2014, Avnet accounted for 66% and 55% of the Company’s total net accounts receivable, respectively. For the third quarter and first nine months of fiscal 2015, resale of product through Avnet accounted for 40% and 42% of the Company’s worldwide net revenues, respectively. For the third quarter and the first nine months of fiscal 2014, resale of product through Avnet accounted for 45% and 47% of the Company’s worldwide net revenues, respectively. The percentage of worldwide net revenues from Avnet was consistent with historical patterns. While the percentage of accounts receivable due from Avnet increased as of December 27, 2014 compared to as of March 29, 2014 was due to timing, it was consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter as well as the first nine months of fiscal 2015 and 2014.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 91% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of December 27, 2014, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2015 and the Company did not adjust or override any fair value measurements as of December 27, 2014.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 27, 2014 and March 29, 2014:

	December 27, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$302,542	$—	$—	$302,542
Financial institution securities	—	143,999	—	143,999
Non-financial institution securities	—	120,988	—	120,988
U.S. government and agency securities	219,997	197,200	—	417,197
Foreign government and agency securities	—	320,977	—	320,977
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	86,593	—	86,593
Municipal bonds	—	33,606	—	33,606
U.S. government and agency securities	217,742	53,692	—	271,434
Foreign government and agency securities	—	28,995	—	28,995
Asset-backed securities	—	202,914	—	202,914
Mortgage-backed securities	—	654,898	—	654,898
Debt mutual funds	—	39,500	—	39,500
Bank loans	—	96,804	—	96,804
Long-term investments:
Auction rate securities	—	—	10,325	10,325
Asset-backed securities	—	11,463		11,463
Municipal bonds	—	10,132	—	10,132
U.S. government and agency securities	—	6,758	—	6,758
Mortgage-backed securities	—	559,160	—	559,160
Debt mutual fund	—	56,175	—	56,175
Total assets measured at fair value	$740,281	$2,698,854	$10,325	$3,449,460

Liabilities
Derivative financial instruments, net	$—	$6,453	$—	$6,453
Total liabilities measured at fair value	$—	$6,453	$—	$6,453
Net assets measured at fair value	$740,281	$2,692,401	$10,325	$3,443,007

	March 29, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$213,988	$—	$—	$213,988
Financial institution securities	—	131,990	—	131,990
Non-financial institution securities	—	319,970	—	319,970
U.S. government and agency securities	69,998	—	—	69,998
Foreign government and agency securities	—	194,984	—	194,984
Short-term investments:
Financial institution securities	—	234,916	—	234,916
Non-financial institution securities	—	226,828	—	226,828
Municipal Bonds	—	15,780	—	15,780
U.S. government and agency securities	349,023	89,422	—	438,445
Foreign government and agency securities	—	159,951	—	159,951
Mortgage-backed securities	—	387,508	—	387,508
Debt mutual fund	—	20,216	—	20,216
Long-term investments:
Non-financial institution securities	—	209,274	—	209,274
Auction rate securities	—	—	20,160	20,160
Municipal bonds	—	15,986	—	15,986
U.S. government and agency securities	4,950	36,126	—	41,076
Mortgage-backed securities	—	847,581	—	847,581
Debt mutual fund	—	56,698	—	56,698
Derivative financial instruments, net	—	1,713	—	1,713
Total assets measured at fair value	$637,959	$2,948,943	$20,160	$3,607,062

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Balance as of beginning of period	$20,608	$22,229	$20,160	$27,610
Total realized and unrealized gains (losses):
Included in interest and other expense, net	—	(221)	—	462
Included in other comprehensive income	717	870	1,165	1,456
Sales and settlements, net (1)	(11,000)	(3,650)	(11,000)	(10,300)
Balance as of end of period	$10,325	$19,228	$10,325	$19,228

(1)	During the first nine months of fiscal 2015 and 2014, the Company redeemed $11.0 million and $10.3 million, respectively, of student loan auction rate securities for cash at par value.

The amount of total gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Included in interest and other expense, net	$—	$(221)	$—	$462

As of December 27, 2014, marketable securities measured at fair value using Level 3 inputs were comprised of $10.3 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019 (2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of December 27, 2014 were approximately $912.0 million, $494.9 million and $505.0 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 27, 2014				March 29, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$302,542	$—	$—	$302,542	$213,988	$—	$—	$213,988
Financial institution
securities	218,999	—	—	218,999	366,906	—	—	366,906
Non-financial institution
securities	207,535	50	(4)	207,581	753,888	3,428	(1,244)	756,072
Auction rate securities	10,500	—	(175)	10,325	21,500	—	(1,340)	20,160
Municipal bonds	43,328	603	(193)	43,738	31,367	604	(205)	31,766
U.S. government and
agency securities	695,442	81	(134)	695,389	548,568	1,135	(184)	549,519
Foreign government and
agency securities	349,972	—	—	349,972	354,935	—	—	354,935
Mortgage-backed securities	1,208,162	12,214	(6,318)	1,214,058	1,234,237	11,380	(10,528)	1,235,089
Asset-backed securities	213,833	1,019	(475)	214,377	—	—	—	—
Debt mutual funds	101,350	—	(5,675)	95,675	81,350	216	(4,652)	76,914
Bank loans	98,203	80	(1,479)	96,804	—	—	—	—
	$3,449,866	$14,047	$(14,453)	$3,449,460	$3,606,739	$16,763	$(18,153)	$3,605,349

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 27, 2014 and March 29, 2014:

	December 27, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,385	$(4)	$—	$—	$4,385	$(4)
Auction rate securities	—	—	10,325	(175)	10,325	(175)
Municipal bonds	8,814	(113)	2,968	(80)	11,782	(193)
U.S. government and
agency securities	137,031	(134)	—	—	137,031	(134)
Mortgage-backed securities	362,105	(2,808)	181,355	(3,510)	543,460	(6,318)
Asset-backed securities	157,697	(475)	—	—	157,697	(475)
Debt mutual fund	39,500	(500)	56,175	(5,175)	95,675	(5,675)
Bank loans	84,886	(1,479)	—	—	84,886	(1,479)
	$794,418	$(5,513)	$250,823	$(8,940)	$1,045,241	$(14,453)

	March 29, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$112,470	$(1,167)	$4,488	$(77)	$116,958	$(1,244)
Auction rate securities	—	—	20,160	(1,340)	20,160	(1,340)
Municipal bonds	5,917	(166)	1,743	(39)	7,660	(205)
U.S. government and
agency securities	118,125	(184)	—	—	118,125	(184)
Mortgage-backed securities	457,903	(7,225)	132,376	(3,303)	590,279	(10,528)
Debt mutual fund	56,698	(4,652)	—	—	56,698	(4,652)
	$751,113	$(13,394)	$158,767	$(4,759)	$909,880	$(18,153)

As of December 27, 2014, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and bank loans due to the general rising of the interest-rate environment. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual fund and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 27, 2014 and March 29, 2014 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of December 27, 2014 and March 29, 2014. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	December 27, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,410,505	$1,410,527
Due after one year through five years	292,035	291,562
Due after five years through ten years	383,473	383,800
Due after ten years	959,961	965,354
	$3,045,974	$3,051,243
As of December 27, 2014, $1.1 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Proceeds from sale of available-for-sale securities	$478,562	$97,519	$774,406	$296,679
Gross realized gains on sale of available-for-sale securities	$4,759	$401	7,838	1,768
Gross realized losses on sale of available-for-sale securities	(1,663)	(530)	(2,330)	(2,045)
Net realized gains (losses) on sale of available-for-sale securities	$3,096	$(129)	$5,508	$(277)
Amortization of premiums on available-for-sale securities	$5,913	$6,458	$18,559	$20,521

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of December 27, 2014 and March 29, 2014, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	December 27, 2014	March 29, 2014
Singapore Dollar	$53,462	$60,551
Euro	41,202	46,062
Indian Rupee	21,152	18,631
British Pound	13,287	12,056
Japanese Yen	7,805	9,273
	$136,908	$146,573

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2016. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of December 27, 2014, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of December 27, 2014 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of December 27, 2014 and March 29, 2014, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 27, 2014	Prepaid expenses and other current assets	$176	Other accrued liabilities	$6,629
March 29, 2014	Prepaid expenses and other current assets	$2,648	Other accrued liabilities	$935

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the third quarter and the first nine months of fiscal 2015 and 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(2,110)	$(355)	$(6,189)	$1,585

Amount of (gains) losses reclassified from accumulated other comprehensive income into income (effective portion) *	$1,786	$(259)	$768	$1,836

Amount of gains (losses) recorded (ineffective portion) *	$(3)	$5	$(16)	$11

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Stock-based compensation included in:
Cost of revenues	$2,339	$1,966	$6,408	$5,628
Research and development	14,909	11,912	40,245	33,474
Selling, general and administrative	11,806	10,461	33,247	29,251
	$29,054	$24,339	$79,900	$68,353

During the first nine months of fiscal 2015 and 2014, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $12.3 million and $17.0 million, respectively.
The fair values of stock options and stock purchase plan rights under the Company’s equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company’s expected stock price volatility assumption for stock options is estimated using implied volatility of the Company’s traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The Company also considers the actual contractual term in determining the expected life of options granted. The Company's stock-based compensation expense relating to options during the first nine months of fiscal 2015 and 2014 was not material.

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2015 was $40.76 ($42.37 for the third quarter of fiscal 2014), and for the first nine months of fiscal 2015 was $43.76 ($38.13 for the first nine months of fiscal 2014), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Risk-free interest rate	1.3%	0.7%	0.7%	0.7%
Dividend yield	2.7%	2.2%	2.4%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Granted	—	$—
Exercised	(1,417)	$26.03
Forfeited/cancelled/expired	(16)	$32.85
December 27, 2014	3,847	$24.89
Options exercisable at:
December 27, 2014	3,750	$24.64
March 29, 2014	4,935	$24.87
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of December 27, 2014, 15.6 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and nine months ended December 27, 2014 was $11.7 million and $27.7 million, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended December 28, 2013 was $5.5 million and $70.7 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08
Granted	2,754	$43.76
Vested	(2,264)	$33.62
Cancelled	(292)	$36.45
December 27, 2014	7,099	$38.86
For the majority of restricted stock units granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first nine months of fiscal 2015 and 2014, we withheld $33.2 million and $16.8 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
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
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2015. On August 13, 2014, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 27, 2014, 11.3 million shares were available for future issuance.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income available to common stockholders	$168,466	$175,877	$513,593	$474,361
Weighted average common shares outstanding-basic	262,881	267,780	266,299	266,068
Dilutive effect of employee equity incentive plans	3,138	4,686	3,463	4,600
Dilutive effect of 2017 Convertible Notes and warrants	7,776	7,695	7,947	7,091
Dilutive effect of 2037 Convertible Notes	—	8,034	—	7,621
Weighted average common shares outstanding-diluted	273,795	288,195	277,709	285,380
Basic earnings per common share	$0.64	$0.66	$1.93	$1.78
Diluted earnings per common share	$0.62	$0.61	$1.85	$1.66

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
Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 139 thousand and 3.2 million shares, for the third quarter and the first nine months of fiscal 2015, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 27, 2014	March 29, 2014
Raw materials	$14,094	$15,306
Work-in-process	198,270	192,067
Finished goods	34,300	26,626
	$246,664	$233,999

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of December 27, 2014, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.7391 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of December 27, 2014 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of December 27, 2014, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 27, 2014	March 29, 2014
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(37,565)	(49,223)
Hedge accounting adjustment – sale of interest rate swap	10,855	14,224
Net carrying value of the 2017 Convertible Notes	$573,290	$565,001

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of December 27, 2014, the remaining term of the 2017 Convertible Notes is 2.5 years. As of December 27, 2014, the if-converted the value of the 2017 Convertible Notes was $903.3 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Contractual coupon interest	$3,938	$3,938	$11,813	$11,813
Amortization of debt issuance costs	362	362	1,086	1,086
Amortization of debt discount, net	2,763	2,763	8,289	8,289
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$21,188	$21,188

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
The following table summarizes the carrying value of the 2019 and 2021 Notes as of December 27, 2014 and March 29, 2014:

(In thousands)	December 27, 2014	March 29, 2014
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(2,199)	(2,574)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(3,206)	(3,556)
Total carrying value	$994,595	$993,870

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Contractual coupon interest	$6,406	$—	$19,219	$—
Amortization of debt issuance costs	146	—	436	—
Amortization of debt discount, net	244	—	725	—
Total interest expense related to the 2019 and 2021 Notes	$6,796	$—	$20,380	$—
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 27, 2014, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In August 2012, the Board authorized the repurchase of up to $750.0 million of the Company’s common stock and debentures (2012 Repurchase Program). In November 2014, the Board authorized the repurchase of an additional $800.0 million of the Company's common stock (2014 Repurchase Program). The shares authorized for purchase under the 2014 Repurchase Program are in addition to the shares authorized for purchase under the 2012 Repurchase Program. The 2012 and 2014 Repurchase Programs have no stated expiration date.
Through December 27, 2014, the Company has used $727.6 million of the $750.0 million authorized under the 2012 Repurchase Program, and none of the $800.0 million authorized under the 2014 Repurchase Program, leaving $822.4 million available for future repurchases under the 2014 and 2012 Repurchase Program. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 27, 2014 and March 29, 2014.

During the first nine months of fiscal 2015, the Company repurchased 11.0 million shares of common stock in the open market for a total of $475.0 million under the 2012 Repurchase Program. During the first nine months of fiscal 2014, the Company repurchased 3.7 million shares of common stock in the open market for a total of $167.1 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Interest income	$11,375	$9,545	$28,268	$20,511
Interest expense	(13,859)	(14,050)	(41,567)	(40,955)
Other expense, net	(1,523)	(302)	(2,661)	(5,290)
	$(4,007)	$(4,807)	$(15,960)	$(25,734)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	December 27, 2014	March 29, 2014
Accumulated unrealized losses on available-for-sale securities, net of tax	$(254)	$(889)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(5,391)	798
Accumulated cumulative translation adjustment, net of tax	(2,339)	(457)
Accumulated other comprehensive loss	$(7,984)	$(548)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $17.5 million and $67.0 million for the third quarter and the first nine months of fiscal 2015, respectively, representing effective tax rates of 9% and 12%, respectively. The Company recorded tax provisions of $22.1 million and $59.3 million for the third quarter and the first nine months of fiscal 2014, respectively, representing effective tax rates of 11% for both periods.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of December 27, 2014, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $797 thousand in the third quarter of fiscal 2015 to $27.2 million.

The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $11.7 million as of December 27, 2014. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2011. The Company is no longer subject to U.S. state audits for years through fiscal 2009. The Company is no longer subject to tax audits in Ireland for years through fiscal 2009.

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

Fiscal	(In thousands)
2015 (remaining three months)	$1,589
2016	5,162
2017	2,476
2018	2,241
2019	1,806
Thereafter	3,576
Total	$16,850
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $2.9 million as of December 27, 2014. Rent expense, net of rental income, under all operating leases was $792 thousand and $2.4 million for the three and nine months ended December 27, 2014, respectively. Rent expense, net of rental income, under all operating leases was $735 thousand and $2.2 million for the three and nine months ended December 28, 2013, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2015 and 2014.
Other commitments as of December 27, 2014 totaled $97.6 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 27, 2014, the Company also had $40.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2015 and the end of fiscal 2014, the accrual balance of the product warranty liability was immaterial.

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

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst)in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents. In the California Action, the Company seeks judgments of non-infringement of the patents by the Company and judgments that the patents are invalid and unenforceable, as well as costs. In the Delaware Action, Papst seeks unspecified damages, interest and costs.   The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On January 31, 2014, Evan Levine and Keith McClellan filed an action on behalf of the United States in the United States District Court for the Eastern District of Kentucky (United States of America, ex. rel. Evan Levine and Keith McClellan v. Avnet Inc., et. al., Case No. 14-cv-00017).   The matter alleges violations of the False Claims Act, 31 U.S.C. Section 3729 et seq. and was filed under seal pursuant to 31 U.S.C. Section 3730(b)(2).  The lawsuit seeks to recover, on behalf of the United States, $11 thousand for each unspecified, allegedly false and fraudulent claim, plus treble damages.  The government investigated the allegations in the complaint and on September 12, 2014, filed a Notice of Election to Decline Intervention.  On September 22, 2014, the Court unsealed the complaint and ordered it to be served on the defendants.  On November 21, 2014, the government moved to dismiss the complaint with prejudice.  That same day, Mr. McClellan filed a notice of dismissal, leaving Mr. Levine as the only remaining relator.   The Company was served with the complaint on December 11, 2014.  Plaintiffs and the Company have agreed to a stipulation extending the Company's time to respond to the complaint up to and including February 2, 2015.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.

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
As of December 27, 2014 and March 29, 2014, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	December 27, 2014	March 29, 2014	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	91,860	91,860	5.7 years
Less accumulated amortization	(70,301)	(63,267)
Core technology, net	21,559	28,593
Other intangibles, gross	46,716	46,716	2.7 years
Less accumulated amortization	(46,575)	(46,442)
Other intangibles, net	141	274
Total acquisition-related intangibles, gross	138,576	138,576
Less accumulated amortization	(116,876)	(109,709)
Total acquisition-related intangibles, net	$21,700	$28,867
Amortization expense for acquisition-related intangibles for the three and nine months ended December 27, 2014 was $2.4 million and $7.2 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of December 27, 2014, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2015 (remaining three months)	$2,371
2016	8,935
2017	7,131
2018	2,660
2019	603
Total	$21,700

Note 19.	Subsequent Events
On January 20, 2015, the Company’s Board of Directors declared a cash dividend of $0.29 per common share for the fourth quarter of fiscal 2015. The dividend is payable on February 25, 2015 to stockholders of record on February 4, 2015.

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
Results of Operations: Third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.3	30.8	29.7	30.8
Gross margin	69.7	69.2	70.3	69.2
Operating expenses:
Research and development	22.5	21.8	21.7	20.7
Selling, general and administrative	14.8	15.7	15.2	15.9
Amortization of acquisition-related intangibles	0.4	0.4	0.4	0.4
Litigation and contingencies	—	(3.3)	—	0.5
Total operating expenses	37.7	34.6	37.3	37.5
Operating income	32.0	34.6	33.0	31.7
Interest and other expense, net	0.7	0.8	0.9	1.5
Income before income taxes	31.3	33.8	32.1	30.2
Provision for income taxes	2.9	3.8	3.7	3.3
Net income	28.4%	30.0%	28.4%	26.9%

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
Net revenues of $593.5 million in the third quarter of fiscal 2015 represented a 1% increase from the comparable prior year period of $586.8 million. The increase was driven primarily by applications in the Aerospace and Defense and Automotive, particularly in North America region. Net revenues from New Products also increased significantly in the third quarter of fiscal 2015 versus the comparable prior year period, but were partially offset by declines from our older products. No end customer accounted for more than 10% of our net revenues for the first nine months of fiscal 2015.
For the first nine months of fiscal 2015, approximately 53% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 27, 2014, we had $69.6 million of deferred revenue and $18.1 million of deferred cost of revenues recognized as a net $51.5 million of deferred income on shipments to distributors. As of March 29, 2014, we had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the third quarter and the first nine months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	% Change	December 28, 2013	December 27, 2014	% Change	December 28, 2013
New Products	$255.8	14	$224.3	$790.6	29	$613.1
Mainstream Products	171.7	(10)	191.4	563.7	(7)	603.4
Base Products	146.7	(3)	151.6	397.5	(18)	486.6
Support Products	19.3	(1)	19.5	58.6	(5)	61.6
Total net revenues	$593.5	1	$586.8	$1,810.4	3	$1,764.7

Net revenues from New Products increased significantly in both the third quarter and the first nine months of fiscal 2015 compared to the comparable prior year periods. The increases were a result of sales growth from our 28nm product family. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm products.
Net revenues from Mainstream Products decreased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 product family.
Net revenues from Base Products decreased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were due to a broad-based decline across most product families. Base Products are mature products and their sales are expected to decline over time.

Net revenues from Support Products decreased in both the third quarter and the first nine months of fiscal 2015 compared to the comparable prior year periods. The decreases were primarily due to a decline in sales from our PROM products.

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
Net revenues by end markets for the third quarter and the first nine months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 27, 2014	% Change in Dollars	December 28, 2013	December 27, 2014	% Change in Dollars	December 28, 2013
Communications & Data Center	41%	(7)	44%	44%	3	44%
Industrial, Aerospace & Defense	43	18	37	38	5	37
Broadcast, Consumer & Automotive	14	(9)	16	15	(4)	16
Other	2	(39)	3	3	(6)	3
Total net revenues	100%	1	100%	100%	3	100%
Net revenues from Communications & Data Center decreased in the third quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to lower sales from wireless communications. For the nine months ended December 27, 2014, net revenues from Communications & Data Center increased in terms of absolute dollar compared to the prior year period. The increase was due primarily to increased sales from wireless communications.
Net revenues from Industrial, Aerospace & Defense increased in the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The increases were primarily due to higher sales from certain key programs within Industrial and Aerospace & Defense.
Net revenues from Broadcast, Consumer & Automotive decreased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were mainly due to lower sales from consumer applications.
Net revenues from Other decreased (in terms of absolute dollars) in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were primarily due to higher sales from high-performance computing applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	% Change	December 28, 2013	December 27, 2014	% Change	December 28, 2013
North America	$201.0	18	$170.4	$554.1	3	$540.2
Asia Pacific	231.7	(2)	237.1	718.4	7	673.5
Europe	104.0	(16)	123.8	360.6	(8)	392.3
Japan	56.8	2	55.5	177.4	12	158.7
Total net revenues	$593.5	1	$586.8	$1,810.5	3	$1,764.7

Net revenues in North America increased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The increases were primarily due to higher sales from certain key programs within Industrial and Aerospace & Defense, which was partially offset by lower sales to Communications & Data Center.

Net revenues in Asia Pacific decreased in the third quarter of fiscal 2015 from the comparable prior year period. The decrease was primarily due to a decrease in sales to Broadcast, Consumer & Automotive, particularly consumer applications. For the first nine months of fiscal 2015, net revenues in Asia Pacific increased as compared to the prior year period. The increase was primarily due to higher sales to Communications & Data Center, including China Long-Term Evolution (LTE).
Net revenues in Europe decreased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were primarily due to weaker sales to Communications & Data Center as well as Industrial, Aerospace & Defense.
Net revenues in Japan increased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The increases were primarily driven by higher sales to Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive.
Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Gross margin	$413.9	2%	$406.0	$1,272.0	4%	$1,221.4
Percentage of net revenues	69.7%		69.2%	70.3%		69.2%

Gross margin was slightly higher by 0.5 percentage point in the third quarter of fiscal 2015, and by 1.1 percentage points in the first nine months of fiscal 2015, from the comparable prior year periods. The improvements in gross margin were driven primarily by our product and customer mix reflecting the timing of key programs in Industrial, Aerospace & Defense and continuing cost reduction efforts across our product portfolio.
Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies, and improve average selling price management. New Products generally have lower gross margins than Mainstream and Base Products as they are in the early stages of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.
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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Research and development	$133.5	4%	$128.1	$393.8	8%	$364.6
Percentage of net revenues	23%		22%	22%		21%

R&D spending increased $5.4 million, or 4%, for the third quarter of fiscal 2015 from the comparable prior year period. For the first nine months of fiscal 2015, R&D spending increased $29.2 million, or 8%, from the comparable prior year period. The increases were primarily attributable to higher employee compensation (including stock-based compensation) and mask and wafer expenses related to our next generation product development.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Selling, general and administrative	$88.1	(4)%	$91.8	$274.5	(2)%	$280.5
Percentage of net revenues	15%		16%	15%		16%
SG&A expenses were lower during the third quarter and the first nine months of fiscal 2015 as compared to the comparable prior year periods. We incurred lower variable spending and legal expenses during these periods.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Amortization of acquisition-related intangibles	$2.4	(8)%	$2.6	$7.2	(3)%	$7.4
Percentage of net revenues	—%		—%	—%		—%
Amortization expense for both the third quarter and the first nine months of fiscal 2015 decreased slightly from the comparable prior year periods as certain existing intangibles were fully amortized by fiscal 2015.

Litigation and Contingencies

On December 19, 2013, we entered into a Settlement and License Agreement with PACT. Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between us, Avnet and PACT and we agreed to pay PACT a lump sum of $33.5 million. In addition, we received a license to all patents owned or controlled by PACT. On December 23, 2013, the trial court dismissed the suit and on December 27, 2013, the court of appeals dismissed the appeal.

We previously recorded charges of $15.4 million in the fourth quarter of fiscal 2012 and $28.6 million in the second quarter of fiscal 2014, for a total accrual of $44.0 million. Due to the settlement on December 19, 2013, in the third quarter of fiscal 2014 the Company reversed the initial $44.0 million accrual, and recorded $24.8 million of the $33.5 million settlement as a current period charge to the condensed consolidated statements of income. The remainder of the settlement will be amortized in subsequent periods.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Stock-based compensation included in:
Cost of revenues	$2.3	19%	$2.0	$6.5	16%	$5.6
Research and development	14.9	25%	11.9	40.2	20%	33.5
Selling, general and administrative	11.8	12%	10.5	33.2	13%	29.3
	$29.0	19%	$24.4	$79.9	17%	$68.4
The increases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2015 as compared to the prior year periods were primarily related to higher expenses associated with RSUs, as we granted more RSUs at a higher fair value in the recent years. The higher expense from RSUs was partially offset by lower expense related to stock option grants as we did not grant stock options in the current fiscal year.

Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Interest and other expense, net	$4.0	(17)%	$4.8	$16.0	(38)%	$25.7
Percentage of net revenues	1%		1%	1%		1%
Our net interest and other expense decreased in both the third quarter and the first nine months of fiscal 2015 from the comparable prior year periods. The decreases were primarily due to higher interest income from the investment portfolio.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 27, 2014	Change	December 28, 2013	December 27, 2014	Change	December 28, 2013
Provision for income taxes	$17.5	(20)%	$22.1	$67.0	13%	$59.3
Percentage of net revenues	3%		4%	4%		3%
Effective tax rate	9%		11%	12%		11%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the third quarter of fiscal 2015 as compared to the prior year period was primarily due to the reinstatement of the U.S. federal research tax credit on December 19, 2014 and the release of a valuation allowance against a deferred tax asset for foreign net operating losses. The decrease was partially offset by a difference in the amounts of reserve released for uncertain tax positions in the two periods. In each period, there were lapses of statutes of limitation and the amount of reserve released for fiscal 2015 was smaller than the amount for fiscal 2014. The increase in the effective tax rate for the first nine months of fiscal 2015 from the comparable prior year period was primarily attributable to the difference in the amounts of reserve released for uncertain tax positions in the two periods.

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

The combination of cash, cash equivalents and short-term and long-term investments as of December 27, 2014 and March 29, 2014 totaled $3.57 billion and $3.65 billion, respectively. As of December 27, 2014, we had cash, cash equivalents and short-term investments of $2.92 billion and working capital of $2.60 billion. As of March 29, 2014, cash, cash equivalents and short-term investments were $2.46 billion and working capital was $2.08 billion.

As of December 27, 2014, we had $2.64 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $836.7 million of the $2.64 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 27, 2014. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first nine months of fiscal 2015, our operations generated net positive cash flow of $624.7 million, which was $9.2 million higher than the $615.5 million generated during the first nine months of fiscal 2014. The positive cash flow from operations generated during the first nine months of fiscal 2015 was primarily from net income as adjusted for non-cash related items, decrease in accounts receivable and an increase in income tax payable. These items were partially offset by decreases in accounts payables as well as increases in inventories, prepaid expenses and other assets. Accounts receivable decreased by $80.3 million and days sales outstanding decreased to 28 days at December 27, 2014 from 41 days at March 29, 2014 due to the timing of shipments. Our inventory levels as of December 27, 2014 were $12.7 million higher at $246.7 million compared to $234.0 million at March 29, 2014. Combined inventory days at Xilinx and distribution increased to 134 days at December 27, 2014 from 125 days at March 29, 2014. During the past few quarters, our inventory levels were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales and the build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line. We expect to ship the vast majority of these parts over the next one to two years.

Investing Activities —Net cash provided by investing activities was $503.2 million during the first nine months of fiscal 2015, as compared to net cash used in investing activities of $397.4 million in the first nine months of fiscal 2014. Net cash provided by investing activities during the first nine months of fiscal 2015 consisted of $534.3 million of net sales of available-for-sale securities, which was partially offset by $23.7 million for purchases of property, plant and equipment and $7.4 million of other investing activities.
Financing Activities —Net cash used in financing activities was $670.6 million in the first nine months of fiscal 2015, as compared to $209.8 million in the first nine months of fiscal 2014. Net cash used in financing activities during the first nine months of fiscal 2015 consisted of $476.0 million of cash payment to repurchase common stocks and $230.6 million dividend payments to stockholders, which was partially offset by $16.7 million for the excess of the tax benefit from stock-based compensation and $19.3 million of net proceeds from issuance of common stock under employee stock plans.
Contractual Obligations
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of December 27, 2014 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 27, 2014, we had $97.6 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 27, 2014, we also had $40.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.
As of December 27, 2014, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of December 27, 2014, the 2017 Convertible Notes are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of December 27, 2014. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note. 10 Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.
As of December 27, 2014, $12.7 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.
Off-Balance-Sheet Arrangements

As of December 27, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first nine months of fiscal 2015, we repurchased 11.0 million shares of common stock in the open market for a total of $475.0 million. During the first nine months of fiscal 2014, we repurchased 3.7 million shares of common stock in the open market for a total of $167.1 million. During the first nine months of fiscal 2015, we paid $230.6 million in cash dividends to stockholders, representing $0.87 per common share. During the first nine months of fiscal 2014, we paid $200.3 million in cash dividends to stockholders, representing $0.75 per common share. On January 20, 2015, our Board of Directors declared a cash dividend of $0.29 per common share for the fourth quarter of fiscal 2015. The dividend is payable on February 25, 2015 to stockholders of record on February 4, 2015. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.15 billion as of December 27, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 27, 2014 would have affected the fair value of our investment portfolio by less than $41.0 million.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 27, 2014 and March 29, 2014, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	December 27, 2014	March 29, 2014
Singapore Dollar	$53,462	$60,551
Euro	41,202	46,062
Indian Rupee	21,152	18,631
British Pound	13,287	12,056
Japanese Yen	7,805	9,273
	$136,908	$146,573

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2016. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 27, 2014 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 27, 2014 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 27, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Resale of product through Avnet accounted for 42% of our worldwide net revenues in the first nine months fiscal 2015 and as of December 27, 2014, Avnet accounted for 66% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.
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

Exposure to greater than anticipated income tax liabilities, changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations.
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
As of December 27, 2014 we had 2.00 billion authorized common shares, of which 261.1 million shares were outstanding. In addition, 37.8 million common shares were reserved for issuance pursuant to our equity incentive plans and ESPP, 20.2 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.2 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of December 27, 2014 was $1.60 billion (principal amount), which includes $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

In August 2012, the Board authorized the repurchase of up to $750.0 million of the Company’s common stock and debentures through the 2012 Repurchase Program. In November 2014, the Board authorized the repurchase of an additional $800.0 million of the Company's common stock through the 2014 Repurchase Program. The shares authorized for purchase under the 2014 Repurchase Program are in addition to the shares authorized for purchase under the 2012 Repurchase Program. The 2012 and 2014 Repurchase Programs have no stated expiration date. Through December 27, 2014, the Company had used $727.6 million of the $750.0 million authorized under the 2012 Repurchase Programs, and none of the $800.0 million authorized under the 2014 Repurchase Program leaving a balance of $822.4 million available for future purchases.

The following table summarizes our repurchase of our common stock during the third quarter of fiscal 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
September 28, 2014 to November 1, 2014	2,063	$43.13	2,063	$108,363
November 2 to November 29, 2014	248	$44.41	248	$897,353
November 30 to December 27, 2014	1,673	$44.82	1,673	$822,353
Total for the Quarter	3,984		3,984

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 30, 2015	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)