Form 10-K
period 2015-03-28
XILINX INC
filed 2015-05-13
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 28, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on September 26, 2014 as reported on the NASDAQ Global Select Market was approximately $12,220,670,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 24, 2015, the registrant had 258,596,234 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 12, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 28, 2015

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

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM® processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which consist of a combination of FPGAs, transceivers and a wide memory interface in a single package to exceed the capacity and bandwidth of monolithic devices. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wired and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and test and measurement.

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
• Computer Peripherals

Strategy and Competition

Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for high-volume or highly-specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements - cost, power, performance and density - in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP fixed engineering costs and increased economic and development risk.

With every new generation of FPGAs, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from new companies that may enter the traditional programmable logic market segment. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

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

Product Families

PLDs	Date Introduced
Virtex®UltraScaleTM	May 2014
Kintex®UltraScaleTM	November 2013
Virtex-7	June 2010
Kintex-7	June 2010
Artix®-7	June 2010
Zynq®-7000	March 2011
Virtex-6	February 2009
Spartan®-6	February 2009
Virtex-5	May 2006

See information under the caption "Results of Operations - Net Revenues" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our product families. See also "Note 16. Segment Information" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for information regarding segments.

UltraScale+ Product Families

Xilinx recently introduced the UltraScale+ portfolio, which consists of three product families, and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nanometer (nm) FinFET+ process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, and MPSoCs, combining new memory, 3D - on 3D and multiprocessing SoC technologies. With this portfolio, Xilinx addresses a broad range of next generation applications, including LTE Advanced and early 5G Wireless infrastructure, terabit wired communications, automotive, and the industrial Internet-of-things (IoT).

UltraScale Product Families

These devices deliver an ASIC-class advantage, based on the UltraScale architecture and utilizing TSMC's 20SoC gate density process. These devices deliver next generation routing, ASIC-like clocking, and enhancements to logic and fabric to eliminate interconnect bottlenecks while supporting consistent device utilization of more than 90% without performance degradation.

•
Kintex UltraScale FPGAs represent the Company’s second generation mid-range FPGA family. These devices offer high price-performance at the lowest power.  Kintex UltraScale devices are designed to meet the requirements for the growing number of key applications including next generation wired and wireless communications and ultra-high definition displays and equipment.

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

28nm Product Families

The 28nm product families are fabricated on a high-K metal gate, high performance and low power 28nm process technology. These product families are based on a scalable and optimized architecture, which enables design, IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of I/O support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 28nm product families include:

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

•
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

40nm and 45nm Product Families

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance 40nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets.

The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45nm process technology. The Spartan-6 family is the PLD industry’s only 45nm high-volume FPGA family, consisting of 11 devices in two product families.

Other Product Families

Prior generation Virtex families include Virtex-5, Virtex-4, Virtex-II Pro, Virtex-II, Virtex-E and the original Virtex family. Spartan family FPGAs include 90nm Spartan-3 FPGAs, the Spartan-3E family and the Spartan-3A family. Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

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

Design Platforms and Services

Programmable Platforms

We offer three types of programmable platforms that support our customers’ designs and reduce their development efforts:

The Base Platform is the delivery vehicle for all of our new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; Vivado® Design Suite design environment; integration support for optional third-party synthesis, simulation, and signal integrity tools; reference designs; development boards and IP.

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

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers’ user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. In April 2012, Xilinx introduced the next-generation Vivado Design Suite designed to improve developer productivity resulting in faster design integration and implementation. The Vivado Design Suite hallmarks include an easy-to-use IP-centric design flow and significant improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general purpose processor designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. The Vivado Design Suite supports Xilinx 7 series FPGAs and Zynq-7000, our programmable SoCs, as well as the Ultrascale-product generation.

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

Within the past year, Xilinx also introduced the SDx development environment, which will significantly expand the Xilinx user base to include the broad community of systems and software engineers in both existing and new markets. This innovative development environment also enables end user and third party platform developers to rapidly define, integrate, and verify system level solutions and provide their end customers with a customized programming environment.

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
Research and Development

Our research and development (R&D) activities are primarily directed toward the design of new ICs, the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex UltraScale, Kintex UltraScale, Virtex-7, Kintex-7, Artix-7 and Zynq-7000 families. We have made enhancements to our IP core offerings and introduced Vivado tools, our next generation software design suite. Collaboration with our foundry suppliers in the development of new process technology has enabled us to be the first company in the PLD industry to ship 45nm high-volume as well as 28nm and 20nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry’s first 28nm with embedded ARM technology as well as the industry’s first 3D IC devices.

Our R&D challenge is to continue to develop new products that create value-added solutions for customers. In fiscal 2015, 2014 and 2013, our R&D expenses were $525.7 million, $492.4 million and $475.5 million, respectively. We believe technical leadership and innovation are essential to our future success and are committed to maintaining a significant level of R&D investment.

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

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of March 28, 2015 and March 29, 2014, Avnet accounted for 67% and 55%, respectively, of our total net accounts receivable. Resale of product through Avnet accounted for 43%, 46% and 46% of our worldwide net revenues in fiscal 2015, 2014 and 2013, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs, and they simplify the requirements for distributor technical support. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 16. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2015, 2014 or 2013.

Backlog

As of March 28, 2015, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $296.0 million, compared to $322.0 million as of March 29, 2014. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

Sort, Assembly and Test

Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by independent test subcontractors or by Xilinx personnel. We purchase most of our assembly and some of our test services from Siliconware Precision Industries Ltd. in Taiwan and Amkor Technology, Inc. in Korea and the Philippines. We purchase most of our test services from King Yuan Electronics Company in Taiwan.

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

Patents and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 28, 2015, we held over 3,300 issued United States (U.S.) patents, which vary in duration, and over 300 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

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

Employees

As of March 28, 2015, we had 3,451 employees compared to 3,500 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers of Xilinx as of May 13, 2015 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	60	President and Chief Executive Officer (CEO)
Steven L. Glaser	53	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	60	Senior Vice President, General Counsel and Secretary
Jon A. Olson	61	Executive Vice President and Chief Financial Officer (CFO)
Victor Peng	55	Executive Vice President and General Manager of Products
Krishna Rangasayee	46	Senior Vice President and General Manager, Global Sales and Markets
Vincent L. Tong	53	Senior Vice President, Global Operations and Quality

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

Jon A. Olson joined the Company in June 2005 and currently serves as Executive Vice President and CFO, a position he has held since May 2014. From August 2006 to May 2014, Mr. Olson served as Senior Vice President, Finance and CFO. From June 2005 to August 2006, he served as Vice President, Finance and CFO. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, and Director of Finance.

Victor Peng joined the Company in April 2008 and currently serves as Executive Vice President and General Manager of Products, a position he has held since July 2014.  From May 2013 through April 2014, Mr. Peng served as Senior Vice President and General Manager of the Programmable Platforms Group. From May 2012 through April 2013, he served as Senior Vice President of the Programmable Platforms Group. From November 2008 through April 2012, he served as Senior Vice President of the Programmable Platforms Development Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.

Krishna Rangasayee joined the Company in July 1999 and currently serves as Senior Vice President, and General Manager, Global Sales and Markets, a position he has held since January 2015. Prior to that, he served in a number of key roles, including as Senior Director of Vertical Markets and Partnerships from November 2005 through June 2008. He then served as the Vice President of Strategic Planning from July 2008 through September 2010 and was promoted to the rank of Corporate Vice President for the same function. Mr. Rangasayee assumed the position of Corporate Vice President and General Manager, Communications Business Unit in October 2010. Mr. Rangasayee was promoted to the position of Senior Vice President, and General Manager, Communications Business Unit in April 2012. He became Senior Vice President, and General Manager, Market Segments and Communications Business Unit in October 2013. Prior to joining Xilinx, Mr. Rangasayee held various positions at Altera, a provider of programmable logic solutions, and Cypress Semiconductor, a semiconductor company.

Vincent L. Tong joined the Company in May 1990 and currently serves as Senior Vice President, Global Operations and Quality, a position he has held since January 2015, and Executive Leader, Asia Pacific since October 2011.  Mr. Tong previously served as Senior Vice President, Worldwide Quality and New Product Introductions from June 2008 to January 2015.  He has also served as Vice President, Worldwide Quality and Reliability from August 2006 to June 2008 and prior to that as Vice President of Product Technology from May 2001 to July 2006.  Prior to joining the Company, Mr. Tong served in a variety of engineering and management positions at Monolithic Memories, a producer of logic devices, and AMD. He holds seven U.S. patents.

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
Our PLDs compete in the IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera, Lattice and Microsemi, and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:

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

Resale of product through Avnet accounted for 43% of our worldwide net revenues in fiscal 2015 and as of March 28, 2015, Avnet accounted for 67% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
Our current inventory levels are higher than historical norms due to weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
We rely on information technology (IT) systems, and failure of these systems to function properly or unauthorized access to our systems could result in business disruption.

We rely in part on various IT systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. For example, in the third quarter of fiscal 2012 we upgraded the IT systems we use to manage our operations and record and report financial information, and in the past we simplified our supply chain and were required to make certain changes to our IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software, in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our networks systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach.
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
From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT) in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under Item 3. "Legal Proceedings," included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.
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

Our failure to comply with the requirements of the Export Administration Regulations (EAR) and the International Traffic and Arms Regulations (ITAR) could have a material adverse effect on our financial condition and results of operations.
Xilinx FPGAs and related technologies are subject to EAR, which are administered by the U.S. Department of Commerce. In addition, Xilinx may, from time to time, receive technical data from third parties that is subject to the ITAR, which are administered by the U.S. Department of State. EAR and ITAR govern the export and re-export of these FPGAs, the transfer of related technologies, whether in the U.S. or abroad, and the provision of services. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements.

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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure, intercompany arrangements and tax planning strategies. A significant portion of our earnings are earned by our subsidiaries outside the U.S. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax on such repatriated earnings could negatively impact our effective tax rates, financial condition and results of operations.
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
The 2017 Convertible Notes have conditional conversion features which were triggered in fiscal 2013. Holders of the 2017 Convertible Notes are entitled to convert the 2017 Convertible Notes at any time during specified periods at their option. As a result of this, we were required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2017 Convertible Notes as a current rather than long-term liability. In addition, we were required to increase the number of shares used in our net income per share calculations to reflect the potentially dilutive impact of the conversion.
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
As of March 28, 2015 we had 2.00 billion authorized common shares, of which 258.3 million shares were outstanding. In addition, 36.0 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan (ESPP), 20.0 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.2 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of March 28, 2015 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

Our corporate offices, which include the administrative, sales, customer support, marketing, R&D and manufacturing and testing groups, are located in San Jose, California. This main site consists of adjacent buildings providing 588,000 square feet of space, which we own. We also own one parcel of land totaling approximately 84 acres in South San Jose near our corporate facility. At present, we do not have any plans to develop the land.

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

We own a 130,000 square foot facility in Longmont, Colorado. The Longmont facility serves as a primary location and data center for our software efforts in the areas of R&D, manufacturing and quality control. In addition, we own a 200,000 square foot facility and 40 acres of land adjacent to the Longmont facility for future expansion. The facility is partially leased to tenants under long-term lease agreements and partially used by us.

We lease office facilities for our engineering design centers in Hyderabad, India; Portland, Oregon; Albuquerque, New Mexico; Edinburgh, Scotland; Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Cork, Ireland; Hazlet, New Jersey; Gothenberg, Sweden; Tallinn, Estonia and Brisbane, Australia. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Detroit, Montreal, Nashua, Phoenix, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Nanjing, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi’an.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our legal proceedings, see "Note 17. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data", which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 4, 2015, there were approximately 530 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by us to be approximately 140,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$54.98	$45.34	$41.33	$35.51
Second Quarter	49.12	41.04	47.99	39.65
Third Quarter	47.20	36.27	47.45	42.99
Fourth Quarter	43.79	38.58	55.07	45.02
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2015	Fiscal 2014
First Quarter	$0.29	$0.25
Second Quarter	0.29	0.25
Third Quarter	0.29	0.25
Fourth Quarter	0.29	0.25
On March 10, 2015, our Board of Directors declared a cash dividend of $0.31 per common share for the first quarter of fiscal 2016. The dividend is payable on June 3, 2015 to stockholders of record on May 13, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(In thousands, except per share amounts)
Period
December 28, 2014 to January 31, 2015	1,538	$39.01	1,538	$762,362
February 1 to February 28, 2015	390	$38.47	390	$747,356
March 1 to March 28, 2015	2,451	$40.81	2,451	$647,359
Total for Quarter	4,379	$39.96	4,379

(1) In August 2012, the Board of Directors (Board) authorized the repurchase of $750.0 million of the Company’s common stock and debentures (2012 Repurchase Program). In November 2014, the Board authorized the repurchase of an additional $800.0 million of the Company's common stock (2014 Repurchase Program).

The shares authorized for purchase under the 2014 Repurchase Program are in addition to the shares authorized for purchase under the 2012 Repurchase Program. The 2012 and 2014 Repurchase Programs have no stated expiration date. Through March 28, 2015, the Company had used the entire amount authorized under the 2012 Repurchase Program, and used $152.6 million of the $800.0 million authorized under the 2014 Repurchase Program leaving a balance of $647.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 28, 2015 and March 29, 2014.

See "Note 14. Stockholders’ Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Standard & Poor’s 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from April 1, 2010, the last trading day before our fiscal 2010, to March 28, 2015, the last trading day of our fiscal 2015. The graph and table assume that $100 was invested on April 1, 2010 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	04/01/10	04/01/11	03/30/12	03/28/13	03/28/14	03/27/15
Xilinx, Inc.	100.00	128.07	148.68	159.65	230.42	186.09
S&P 500 Index	100.00	115.36	124.59	141.99	171.66	194.37
S&P 500 Semiconductors Index	100.00	108.68	127.59	115.66	148.83	188.38

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 28, 2015
(In thousands, except per share amounts)

	March 28, 2015 (1)	March 29, 2014 (2)	March 30, 2013	March 31, 2012 (3)	April 2, 2011 (4)
Net revenues	$2,377,344	$2,382,531	$2,168,652	$2,240,736	$2,369,445
Operating income	755,078	748,927	580,732	627,773	795,399
Income before income taxes	740,076	709,526	547,006	597,051	771,080
Provision for income taxes	91,860	79,138	59,470	66,972	129,205
Net income	648,216	630,388	487,536	530,079	641,875

Net income per common share:
Basic	$2.44	$2.37	$1.86	$2.01	$2.43
Diluted	$2.35	$2.19	$1.79	$1.95	$2.39
Shares used in per share calculations:
Basic	265,480	266,431	261,652	263,783	264,094
Diluted	276,123	287,396	272,573	272,157	268,061
Cash dividends per common share	$1.16	$1.00	$0.88	$0.76	$0.64

(1)	Fiscal 2015 consolidated statement of income data included restructuring charges of $24,491.

(2)	Fiscal 2014 consolidated statement of income data included litigation charges of $9,410 and loss on extinguishment of convertible debentures of $9,848.

(3)	Fiscal 2012 consolidated statement of income data included restructuring and litigation charges of $3,369 and $15,400, respectively.

(4)	Fiscal 2011 consolidated statement of income data included restructuring charges of $10,346 and impairment loss on investments of $5,904.
Consolidated Balance Sheet Data
Five years ended March 28, 2015
(In thousands)

	2015	2014	2013	2012	2011
Working capital	$2,971,845	$2,077,787	$1,910,851	$2,107,533	$2,254,646
Total assets	4,898,065	5,037,349	4,729,451	4,464,122	4,140,850
Long-term debt	994,839	993,870	922,666	906,569	890,980
Other long-term liabilities	304,479	266,438	456,701	507,092	467,113
Stockholders' equity	2,611,594	2,752,682	2,963,296	2,707,685	2,414,617

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Valuation of Marketable Securities
Our short-term and long-term investments include marketable debt securities. As of March 28, 2015, we had marketable debt securities with a fair value of $3.24 billion.
We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2015, 2014 or 2013.

Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2015, approximately 54% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.
As of March 28, 2015, we had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. As of March 29, 2014, we had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
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
Valuation of Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value). The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of salable quality. We review and set standard costs quarterly to approximate current actual manufacturing costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, we write down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from our customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between our demand forecast and the actual demand in the recent past have not resulted in any material write down in our inventory. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
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
Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2015, there was no impairment of goodwill in fiscal 2015. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2016. To date, no impairment indicators have been identified.
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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of employee stock options and rights to purchase shares under our ESPP. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate, expected forfeiture rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

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

Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	29.8	31.2	34.0
Gross margin	70.2	68.8	66.0
Operating expenses:
Research and development	22.1	20.7	21.9
Selling, general and administrative	14.9	15.9	16.9
Amortization of acquisition-related intangibles	0.4	0.4	0.4
Restructuring charges	1.0	—	—
Litigation and contingencies	—	0.4	—
Total operating expenses	38.4	37.4	39.2
Operating income	31.8	31.4	26.8
Loss on extinguishment of convertible debentures	—	0.4	—
Interest and other expense, net	0.6	1.2	1.6
Income before income taxes	31.2	29.8	25.2
Provision for income taxes	3.9	3.3	2.7
Net income	27.3%	26.5%	22.5%

Net Revenues

(In millions)	2015	Change	2014	Change	2013
Net revenues	$2,377.3	—%	$2,382.5	10%	$2,168.7

Net revenues in fiscal 2015 were $2.38 billion, which were flat as compared to fiscal 2014. New Product revenues increased 22% in fiscal 2015 but were offset by declines from our Base, Mainstream and Support Products. The increase in New Products was due to higher sales across all end markets, primarily in Communications & Data Center and Industrial, Aerospace & Defense. Net revenues in fiscal 2014 increased 10% compared to fiscal 2013. New Product revenues increased 85% in fiscal 2014 but were offset by declines from our Mainstream, Base and Support Products. The increase in New Products was due to higher sales primarily in Industrial, Aerospace & Defense and Communications. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end-market categories.
No end customer accounted for more than 10% of net revenues for any of the periods presented.
Net Revenues by Product
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Kintex UltraScale, Virtex UltraScale, Virtex-7, Kintex-7, Artix-7, Zynq-7000, Virtex-6 and Spartan-6 product families.

•	Mainstream Products include the Virtex-5, Spartan-3 and CoolRunner-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support/services.
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
Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2015	% of Total	% Change	2014	% of Total	% Change	2013
New Products	$1,065.9	45	22	$874.7	37	85	$473.6
Mainstream Products	725.4	31	(10)	810.4	34	(14)	942.9
Base Products	507.2	21	(17)	614.4	26	(8)	666.8
Support Products	78.8	3	(5)	83.0	3	(3)	85.4
Total net revenues	$2,377.3	100	—	$2,382.5	100	10	$2,168.7

Net revenues from New Products increased significantly in fiscal 2015 as a result of sales growth from our 28nm product family. Sales from our 28nm products reached $580.0 million during fiscal 2015. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm products. In fiscal 2014, strong market acceptance of our 28nm and 40nm product families contributed to the majority of the revenue growth versus the comparable prior year period.
Net revenues from Mainstream Products decreased in both fiscal 2015 and fiscal 2014 from the comparable prior year periods. The decreases in both periods were largely due to the decline in sales from our Virtex-5 product family.
Net revenues from Base Products decreased in fiscal 2015 and fiscal 2014 from the comparable prior year periods. The decreases in both periods were as expected due to a decline in sales from our Virtex-4 and other older product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in fiscal 2015 and 2014 compared to the prior year periods. The decreases in both periods were due to a decline in sales from our PROM products, as well as software products for the fiscal 2015 period.

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

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2015	% Change in Dollars	2014	% Change in Dollars	2013
Communications & Data Center	43%	(5)	45%	8	46%
Industrial, Aerospace & Defense	39	7	36	16	34
Broadcast, Consumer & Automotive	15	(2)	16	8	16
Other	3	(11)	3	(15)	4
Total net revenues	100%	—	100%	10	100%
Net revenues from Communications & Data Center decreased in fiscal 2015 from the comparable prior year period. The decrease in fiscal 2015 was primarily due to lower sales from wireless communications, and to a lesser extent wireline communications. Net revenues from Communications & Data Center increased in fiscal 2014 in terms of absolute dollars from the comparable prior year period due to stronger sales from both wireline and wireless communications, with wireless communications applications driving most of the growth.
Net revenues from Industrial, Aerospace & Defense increased in fiscal 2015 from the comparable prior year period. The increase in fiscal 2015 was driven by higher sales across all applications, with industrial, scientific, and medical applications driving most of the growth. Net revenues from Industrial, Aerospace & Defense increased in fiscal 2014 compared to the prior year period due to higher sales across all applications, with defense applications driving most of the growth.
Net revenues from Broadcast, Consumer & Automotive decreased in fiscal 2015 from the comparable prior year period. The decrease in fiscal 2015 was due to a decline in sales from consumer applications that was partially offset by increases in automotive as well as audio, video and broadcast applications. Net revenues from Broadcast, Consumer & Automotive increased in fiscal 2014 due to an increase in sales from consumer, audio, video and broadcast, and automotive applications.
Net revenues from Other decreased in fiscal 2015 and 2014 from the comparable prior year periods. The decreases in both periods were primarily due to weaker sales from server and storage applications for the fiscal 2014 period.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2015	% of Total	% Change	2014	% of Total	% Change	2013
North America	$738.3	31	4	$707.7	30	8	$655.6
Asia Pacific	930.6	39	(1)	939.8	39	25	753.8
Europe	477.1	20	(8)	519.8	22	(5)	548.4
Japan	231.3	10	7	215.2	9	2	210.9
Total net revenues	$2,377.3	100	—	$2,382.5	100	10	$2,168.7

Net revenues in North America increased in fiscal 2015 from the comparable prior year period. The increase was primarily due to stronger sales from certain key programs within Industrial, Aerospace & Defense, which more than offset lower sales from Broadcast, Consumer & Automotive and Other. Net revenues in North America increased in fiscal 2014 from the comparable prior year period. The increase was primarily due to stronger sales from Industrial, Aerospace & Defense, which more than offset lower sales from Communications & Data Center.
Net revenues in Asia Pacific decreased in fiscal 2015 from the comparable prior year period. The decrease in fiscal 2015 was primarily driven by lower sales from consumer applications, partially offset by increases in sales from wireless applications and all applications within Industrial, Aerospace & Defense. Net revenues in Asia Pacific increased significantly in fiscal 2014 from the comparable prior year period. The increase was primarily due to an increase in sales across most of our end markets with particular strength from Communications & Data Center, especially wireless communications applications.
Net revenues in Europe decreased in fiscal 2015 from the comparable prior year period as sales decreased in all end markets with the exception of Broadcast, Consumer & Automotive; wireless and aerospace and defense applications drove much of the decline.

Net revenues in Europe decreased in fiscal 2014 from the comparable prior year period. The decrease was primarily due to weaker sales from Communications & Data Center, which was partly offset by increased sales from aerospace and defense applications.
Net revenues in Japan increased in fiscal 2015 from the comparable prior year period. The increase in fiscal 2015 was primarily due to increased sales in Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive. The slight increase in fiscal 2014 net revenues in Japan, as compared to the prior year period, was primarily driven by increased sales in wireline communications applications, which largely offset the decrease from test and measurement applications.
Gross Margin

(In millions)	2015	Change	2014	Change	2013
Gross margin	$1,668.5	2%	$1,639.3	15%	$1,431.4
Percentage of net revenues	70.2%		68.8%		66.0%

Gross margin was 1.4 percentage points and 2.8 percentage points higher in fiscal 2015 and fiscal 2014, respectively, from their comparable prior year period. The improvements in gross margin were driven primarily by our continued focus on margin expansion and cost reduction across our product portfolio, in particular our New Products. Additionally, for fiscal 2015, the improvements in gross margin were also driven by our product and customer mix, whereby the revenue from all applications within Industrial, Aerospace and Defense (which has higher gross margin than our average) increased as a percentage of total revenues due to the timing of key programs, while the revenue from wireless communications (which has lower gross margin than our average) decreased as a percentage of total revenues.
Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth above in "Risk Factors," included in Part I of this Form 10-K, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our New Products, improve manufacturing efficiencies and improve average selling price management.
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

Research and Development

(In millions)	2015	Change	2014	Change	2013
Research and development	$525.7	7%	$492.4	4%	$475.5
Percentage of net revenues	22%		21%		22%

R&D spending increased $33.3 million, or 7%, during fiscal 2015 from the comparable prior year period. The increase was primarily attributable to higher mask and wafer expenses and employee compensation (including stock based compensation) related to our next generation product development.

R&D spending increased $16.9 million, or 4%, during fiscal 2014 from the comparable prior year period. The increase was primarily attributable to higher employee compensation related to variable elements of compensation associated with higher operating margin, and higher stock-based compensation driven by a higher stock price and higher overall headcount. These increases were partially offset by lower mask and wafer expenses.
We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2015	Change	2014	Change	2013
Selling, general and administrative	$353.7	(7)%	$378.6	4%	$365.7
Percentage of net revenues	15%		16%		17%
SG&A expenses decreased $24.9 million or 7% during fiscal 2015 from the comparable prior year period as we incurred lower variable spending and legal expenses in fiscal 2015. SG&A expenses increased $12.9 million or 4% during fiscal 2014 from the comparable prior year period as we incurred higher employee-related expenses (including employee compensation related to variable spending associated with higher revenue and operating margin, and stock-based compensation expense). These increases were partially offset by lower legal expenses and other discretionary spending.

Amortization of Acquisition-Related Intangibles

(In millions)	2015	Change	2014	Change	2013
Amortization of acquisition-related intangibles	$9.5	(4)%	$9.9	4%	$9.5
Percentage of net revenues	—%		—%		—%
Amortization expense for the three comparable years was relatively flat as there was no significant change in the acquisition-related intangible assets.

Restructuring Charges

During the fourth quarter of fiscal 2015, we announced restructuring measures designed to realign resources and drive overall operating efficiencies. These measures impacted approximately 120 positions, or 3% of our global workforce, in various geographies and functions worldwide. The reorganization plan will be substantially completed by the end of the first quarter of fiscal 2016.
We recorded total restructuring charges of $24.5 million in fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles.
The following table summarizes the restructuring accrual activity for fiscal 2015:

(In millions)	Employee severance and benefits	Write off of acquisition-related intangibles	Others	Total
Restructuring charges for the year ended March 28, 2015	$13.5	$6.6	4.4	24.5
Cash payments	(2.7)	—	—	(2.7)
Non-cash charges	(0.5)	(6.6)	(0.1)	(7.2)
Balance as of March 28, 2015	$10.3	$—	$4.3	$14.6
The charges above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of March 28, 2015 was primarily related to severance pay and benefits that are expected to be paid during fiscal 2016.

Litigation and Contingencies

During fiscal 2014, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT). Under the settlement, the parties agreed to dismiss with prejudice all outstanding patent litigation between Xilinx, Avnet, Inc. and PACT and Xilinx agreed to pay PACT a lump sum of $33.5 million. In addition, we received license rights to all patents owned or controlled by PACT. In addition to what we previously accrued prior to the settlement, we recorded an additional $9.4 million in fiscal 2014.

Stock-Based Compensation

(In millions)	2015	Change	2014	Change	2013
Stock-based compensation included in:
Cost of revenues	$8.1	7%	$7.6	20%	$6.4
Research and development	50.2	9%	46.2	22%	37.9
Selling, general and administrative	41.0	1%	40.5	21%	33.6
Restructuring	0.6	100%	—	—%	—
	$99.9	6%	$94.3	21%	$77.9
The $5.6 million and $16.4 million increases in stock-based compensation expense for fiscal 2015 and 2014, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the prior years. The higher expense from restricted stock units was partially offset by lower expenses related to stock options.

Loss on Extinguishment of Convertible Debentures

On March 12, 2014, we paid $1.23 billion in cash to redeem all of the outstanding $689.6 million (principal amount) of our 3.125% Junior Convertible Debentures due March 15, 2037 (2037 Convertible Notes). In accordance with the authoritative guidance for convertible debentures issued by the Financial Accounting Standards Board (FASB), the redemption payment was allocated between the liability ($377.6 million) and equity ($856.5 million) components of the convertible debentures, using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the redemption. As a result, we recognized a $9.8 million loss on extinguishment of convertible debentures.

Interest and Other Expense, Net

(In millions)	2015	Change	2014	Change	2013
Interest and other expense, net	$15.0	(49)%	$29.6	(12)%	$33.7
Percentage of net revenues	1%		1%		2%
Our net interest and other expense decreased by $14.6 million in fiscal 2015 from the comparable prior year period. The decrease was primarily due to a larger gain on the sale of securities in our investment portfolio and land, and to a lesser extent higher interest income from the investment portfolio. The decrease in net interest and other expense in fiscal 2014 from the prior year period was primarily due to higher interest income from the investment portfolio.

Provision for Income Taxes

(In millions)	2015	Change	2014	Change	2013
Provision for income taxes	$91.9	16%	$79.1	33%	$59.5
Percentage of net revenues	4%		3%		3%
Effective tax rate	12%		11%		11%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The increase in effective tax rate in fiscal 2015 compared with fiscal 2014 was primarily due to a shift in geographic mix of earnings with more earnings subject to U.S. tax.

The effective tax rate remained flat for fiscal 2014 as compared with fiscal 2013, with underlying increases and decreases that offset each other. Both periods included benefits relating to lapses of statutes of limitation; however, the fiscal 2014 benefit was $5.5 million, which was less than the comparable release in fiscal 2013 of $9.0 million. The fiscal 2014 effective tax rate included a shift in the geographic mix of earnings with proportionally more earnings subject to U.S. tax. These two items, which increased the effective tax rate, were offset by a decrease in the rate due to changes in the amount of permanently reinvested foreign earnings, for which no U.S. taxes were provided.

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

Fiscal 2015 Compared to Fiscal 2014

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 28, 2015 and March 29, 2014 totaled $3.57 billion and $3.65 billion, respectively. As of March 28, 2015, we had cash, cash equivalents and short-term investments of $3.30 billion and working capital of $2.97 billion. As of March 29, 2014, cash, cash equivalents and short-term investments were $2.46 billion and working capital was $2.08 billion.

As of March 28, 2015, we had $1.69 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $832.3 million of the $1.69 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 28, 2015. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

During fiscal 2015, our operations generated net positive cash flow of $790.8 million, which was $14.1 million lower than the $804.9 million generated during fiscal 2014. The positive cash flow from operations generated during fiscal 2015 was primarily from net income as adjusted for non-cash related items, a decrease in accounts receivable and increases in income taxes payable and deferred income on shipments to distributors. These items were partially offset by a decrease in accounts payable as well as an increase in prepaid expenses and other current assets.

Net cash provided by investing activities was $13.0 million during fiscal 2015, as compared to $28.6 million in fiscal 2014. Net cash provided by investing activities during fiscal 2015 consisted of $29.3 million of other investing activities (including sale of land) and $13.3 million of net sales of available-for-sale securities, which was partially offset by $29.6 million for purchases of property, plant and equipment.
Net cash used in financing activities was $884.8 million in fiscal 2015, as compared to $483.4 million in fiscal 2014. Net cash used in financing activities during fiscal 2015 consisted of $651.0 million of cash payment to repurchase common stocks and $306.2 million of dividend payments to stockholders, which was partially offset by $52.7 million of net proceeds from issuance of common stock under employee stock plans and $19.7 million for excess tax benefits from stock-based compensation.
Accounts Receivable
Accounts receivable decreased by $21.2 million and days sales outstanding (DSO) decreased slightly to 38 days at March 28, 2015 from 41 days at March 29, 2014. The decrease was primarily due to timing of shipments and collections.
Inventories
Inventories slightly decreased to $231.3 million as of March 28, 2015 from $234.0 million as of March 29, 2014, while combined inventory days at Xilinx and distribution slightly increased to 130 days at March 28, 2015 from 125 days at March 29, 2014. Our inventory levels in the past couple of years were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales. We expect to ship the vast majority of these parts over the next one to two years. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.
Property, Plant and Equipment
During fiscal 2015, we invested $29.6 million in property, plant and equipment, as compared to $44.9 million in fiscal 2014. Primary investments in fiscal 2015 were for equipment related to the support of our new products development and infrastructures.
Current Liabilities
Current liabilities decreased to $963.2 million at the end of fiscal 2015 from $989.4 million at the end of fiscal 2014. The change was primarily due to a decrease in accounts payable as a result of the timing of purchases and payments, and was partially offset by increases in other current liabilities.
Temporary and Stockholders’ Equity
Temporary and stockholders’ equity decreased $152.1 million during fiscal 2015 from $2.79 billion in fiscal 2014 to $2.64 billion in fiscal 2015. The decrease was primarily due to repurchase of common stock of approximately $650.0 million, $306.2 million of payment of dividends to stockholders and $10.6 million of other comprehensive loss. These decreases were partially offset by $648.2 million in net income for fiscal 2015, $99.9 million of stock-based compensation, $52.7 million of net issuance of common stock under employee stock plans and $13.9 million for net excess tax benefits from stock-based compensation.

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
During fiscal 2014, our operations generated net positive cash flow of $804.9 million, which was $148.4 million higher than the $656.5 million generated during fiscal 2013. The positive cash flow from operations generated during fiscal 2014 was primarily from net income as adjusted for non-cash related items and increases in accounts payable and accrued liabilities. These items were partially offset by a decrease in income taxes payable as well as increases in accounts receivable, inventories and other assets.
Net cash provided by investing activities was $28.6 million during fiscal 2014, as compared to $511.5 million in fiscal 2013. Net cash provided by investing activities during fiscal 2014 consisted of $57.5 million of net sales of available-for-sale securities and $16.0 million of other investing activities, which was partially offset by $44.9 million for purchases of property, plant and equipment.
Net cash used in financing activities was $483.4 million in fiscal 2014, as compared to $310.3 million in fiscal 2013. Net cash used in financing activities during fiscal 2014 consisted of $1.23 billion in redemption of the 2037 Convertible Notes, $267.3 million of dividend payments to stockholders and $241.1 million of cash payment for repurchase of common stocks, which was partially offset by $990.1 million of proceeds from issuance of the 2019 and 2021 Notes, $238.2 million of proceeds from issuance of common stock under employee stock plans and $30.8 million for excess tax benefits from stock-based compensation.
Accounts Receivable
Accounts receivable increased by $38.7 million and DSO increased slightly to 41 days at March 29, 2014 from 38 days at March 30, 2013. The increase was primarily due to timing of shipments and collections.
Inventories
Inventories increased to $234.0 million as of March 29, 2014 from $201.3 million as of March 30, 2013, with combined inventory days at Xilinx and distribution increasing to 125 days at March 29, 2014 from 108 days at March 30, 2013. During fiscal 2014, our inventory levels were relatively higher than historical trends due to the build ahead of a number of legacy parts in response to the previously planned closure of a particular foundry process line and the build ahead of our 28nm products in anticipation of ramping sales.
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
Temporary and Stockholders’ Equity

Temporary and stockholders’ equity decreased $175.6 million during fiscal 2014 from $2.96 billion in fiscal 2013 to $2.79 billion in fiscal 2014. The decrease was primarily due to $646.7 million convertible debt extinguishment, $267.3 million of payment of dividends to stockholders, $242.1 million of repurchase of common stock and $9.2 million of other comprehensive loss. These decreases were partially offset by $630.4 million in net income for fiscal 2014, $94.3 million of stock-based compensation, $238.2 million of issuance of common stock under employee stock plans and $26.4 million for net excess tax benefits from stock-based compensation.

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
We repurchased 15.3 million shares of our common stock for approximately $650.0 million during fiscal 2015. During fiscal 2014, we repurchased 5.2 million shares of common stock for approximately $242.1 million. During fiscal 2015, we paid $306.2 million in cash dividends to stockholders, representing $1.16 per common share. During fiscal 2014, we paid $267.3 million in cash dividends to stockholders, representing $1.00 per common share. On March 10, 2015, our Board of Directors declared a cash dividend of $0.31 per common share for the first quarter of fiscal 2016. The dividend is payable on June 3, 2015 to stockholders of record on May 13, 2015. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.
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
As of March 28, 2015, marketable securities measured at fair value using Level 3 inputs were comprised of $10.3 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 1% as of March 28, 2015. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information.
During fiscal 2015, we redeemed $11.0 million of student loan auction rate securities for cash at par value.
Contractual Obligations
The following table summarizes our significant contractual obligations as of March 28, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as current liabilities as of March 28, 2015.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$16.3	$5.4	$5.4	$3.3	$2.2
Inventory and other purchase obligations (2)	106.3	106.3	—	—	—
Electronic design automation software licenses (3)	35.6	19.7	15.9	—	—
2017 Convertible Notes-principal and interest (4)	634.8	15.8	619.0	—	—
2019 and 2021 Notes-principal and interest (4)	1,131.4	25.6	51.3	540.2	514.3
Total	$1,924.4	$172.8	$691.6	$543.5	$516.5

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $3.2 million for fiscal 2015. See "Note 9. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of March 28, 2015, we had $35.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

(4)
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

As of March 28, 2015, $13.2 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements
As of March 28, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.24 billion as of March 28, 2015. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 28, 2015 and March 29, 2014 would have affected the fair value of our investment portfolio by approximately $44.0 million and $53.0 million, respectively.
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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 28, 2015 and March 29, 2014, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	March 28, 2015	March 29, 2014
Singapore Dollar	$43.9	$60.5
Euro	30.0	46.1
Indian Rupee	22.2	18.6
British Pound	12.9	12.1
Japanese Yen	5.0	9.3
	$114.0	$146.6

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
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 28, 2015 and March 29, 2014 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 28, 2015 and March 29, 2014 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 28, 2015	March 29, 2014	March 30, 2013
Net revenues	$2,377,344	$2,382,531	$2,168,652
Cost of revenues	708,823	743,253	737,206
Gross margin	1,668,521	1,639,278	1,431,446
Operating expenses:
Research and development	525,745	492,447	475,522
Selling, general and administrative	353,670	378,607	365,684
Amortization of acquisition-related intangibles	9,537	9,887	9,508
Restructuring charges	24,491	—	—
Litigation and contingencies	—	9,410	—
Total operating expenses	913,443	890,351	850,714
Operating income	755,078	748,927	580,732
Loss on extinguishment of convertible debentures	—	9,848	—
Interest and other expense, net	15,002	29,553	33,726
Income before income taxes	740,076	709,526	547,006
Provision for income taxes	91,860	79,138	59,470
Net income	$648,216	$630,388	$487,536
Net income per common share:
Basic	$2.44	$2.37	$1.86
Diluted	$2.35	$2.19	$1.79
Shares used in per share calculations:
Basic	265,480	266,431	261,652
Diluted	276,123	287,396	272,573

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Net income	$648,216	$630,388	$487,536
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	7,483	(11,241)	3,343
Reclassification adjustment for gains on available-for-sale securities	(6,832)	(167)	(1,740)
Net change in unrealized gains (losses) on hedging transactions	(11,074)	459	(1,059)
Reclassification adjustment for gains on hedging transactions	2,753	1,707	2,792
Cumulative translation adjustment, net	(2,931)	34	(1,940)
Other comprehensive income (loss)	(10,601)	(9,208)	1,396
Total comprehensive income	$637,615	$621,180	$488,932

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 28, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$892,572	$973,677
Short-term investments	2,410,489	1,483,644
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,353 and $3,355 in 2015 and 2014, respectively	246,615	267,833
Inventories	231,328	233,999
Deferred tax assets	79,519	56,166
Prepaid expenses and other current assets	74,528	51,828
Total current assets	3,935,051	3,067,147
Property, plant and equipment, at cost:
Land	65,298	93,701
Buildings	312,610	311,411
Machinery and equipment	380,303	358,193
Furniture and fixtures	46,412	46,725
	804,623	810,030
Accumulated depreciation and amortization	(503,585)	(454,941)
Net property, plant and equipment	301,038	355,089
Long-term investments	266,902	1,190,775
Goodwill	159,296	159,296
Acquisition-related intangibles, net	12,752	28,867
Other assets	223,026	236,175
Total Assets	$4,898,065	$5,037,349
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,113	$149,695
Accrued payroll and related liabilities	156,600	157,373
Income taxes payable	19,693	12,936
Deferred income on shipments to distributors	66,071	55,099
Other accrued liabilities	64,676	49,256
Current portion of long-term debt	576,053	565,001
Total current liabilities	963,206	989,360
Long-term debt	994,839	993,870
Deferred tax liabilities	289,868	253,433
Long-term income taxes payable	13,245	11,470
Other long-term liabilities	1,366	1,535
Commitments and contingencies
Temporary equity (Note 13)	23,947	34,999
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 258,340 and 268,637 shares issued and outstanding in 2015 and 2014, respectively	2,583	2,686
Additional paid-in capital	653,882	805,073
Retained earnings	1,966,278	1,945,471
Accumulated other comprehensive loss	(11,149)	(548)
Total stockholders’ equity	2,611,594	2,752,682
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,898,065	$5,037,349
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$648,216	$630,388	$487,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,266	55,464	56,327
Amortization	19,648	19,808	17,233
Stock-based compensation	99,859	94,314	77,862
Loss on extinguishment of convertible debentures	—	9,848	—
Net (gain) loss on sale of available-for-sale securities	(11,878)	332	(2,815)
Amortization of debt discount on convertible debentures	12,022	16,319	15,880
Provision (benefit) for deferred income taxes	17,802	53,854	(44,100)
Excess tax benefit from stock-based compensation	(19,662)	(30,754)	(10,156)
Others	122	(1,618)	2,779
Changes in assets and liabilities:
Accounts receivable, net	21,219	(38,658)	(14,210)
Inventories	2,664	(32,333)	3,889
Prepaid expenses and other current assets	(13,118)	(4,754)	5,000
Other assets	(531)	(21,335)	(13,932)
Accounts payable	(69,583)	76,929	(5,846)
Accrued liabilities (including restructuring activities)	1,795	19,659	(2,319)
Income taxes payable	15,967	(44,287)	97,053
Deferred income on shipments to distributors	10,972	1,741	(13,644)
Net cash provided by operating activities	790,780	804,917	656,537
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,742,742)	(3,843,395)	(3,910,398)
Proceeds from sale and maturity of available-for-sale securities	3,756,021	3,900,858	3,514,224
Purchases of property, plant and equipment	(29,619)	(44,865)	(30,265)
Other investing activities	29,296	16,048	(85,076)
Net cash provided by (used in) investing activities	12,956	28,646	(511,515)
Cash flows from financing activities:
Repurchase of convertible debentures	—	(1,234,086)	—
Repurchases of common stock	(651,006)	(241,076)	(197,689)
Proceeds from issuance of common stock through various stock plans, net	52,661	238,158	107,716
Payment of dividends to stockholders	(306,158)	(267,343)	(230,469)
Proceeds from issuance of long-term debts, net	—	990,149	—
Excess tax benefit from stock-based compensation	19,662	30,754	10,156
Net cash used in financing activities	(884,841)	(483,444)	(310,286)
Net increase (decrease) in cash and cash equivalents	(81,105)	350,119	(165,264)
Cash and cash equivalents at beginning of period	973,677	623,558	788,822
Cash and cash equivalents at end of period	$892,572	$973,677	$623,558
Supplemental disclosure of cash flow information:
Interest paid	$41,589	$36,847	$37,301
Income taxes paid, net	$57,896	$68,215	$6,975
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding
(In thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of March 31, 2012	263,612	$2,636	$1,195,458	$1,502,327	$7,264	$2,707,685
Components of comprehensive income:
Net income	—	—	—	487,536	—	487,536
Other comprehensive income	—	—	—	—	1,396	1,396
Issuance of common shares under employee stock plans, net	6,191	61	107,655	—	—	107,716
Repurchase and retirement of common stock	(6,154)	(61)	(113,956)	(83,672)	—	(197,689)
Stock-based compensation expense	—	—	77,862	—	—	77,862
Stock-based compensation capitalized in inventory	—	—	275	—	—	275
Cash dividends declared ($0.88 per common share)	—	—	—	(230,469)	—	(230,469)
Net excess tax benefits from stock-based compensation	—	—	8,984	—	—	8,984
Balance as of March 30, 2013	263,649	2,636	1,276,278	1,675,722	8,660	2,963,296
Components of comprehensive income:
Net income	—	—	—	630,388	—	630,388
Other comprehensive loss	—	—	—	—	(9,208)	(9,208)
Issuance of common shares under employee stock plans, net	10,124	101	238,057	—	—	238,158
Repurchase and retirement of common stock	(5,136)	(51)	(148,747)	(93,296)	—	(242,094)
Stock-based compensation expense	—	—	94,314	—	—	94,314
Stock-based compensation capitalized in inventory	—	—	416	—	—	416
Temporary equity reclassification	—	—	(34,999)	—	—	(34,999)
Convertible debt extinguishment	—	—	(646,650)	—	—	(646,650)
Cash dividends declared ($1.00 per common share)	—	—	—	(267,343)	—	(267,343)
Net excess tax benefits from stock-based compensation	—	—	26,404	—	—	26,404
Balance as of March 29, 2014	268,637	2,686	805,073	1,945,471	(548)	2,752,682
Components of comprehensive income:
Net income	—	—	—	648,216	—	648,216
Other comprehensive loss	—	—	—	—	(10,601)	(10,601)
Issuance of common shares under employee stock plans, net	5,058	51	52,610	—	—	52,661
Repurchase and retirement of common stock	(15,355)	(154)	(328,585)	(321,251)	—	(649,990)
Stock-based compensation expense	—	—	99,859	—	—	99,859
Stock-based compensation capitalized in inventory	—	—	(5)	—	—	(5)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.16 per common share)	—	—	—	(306,158)	—	(306,158)
Net excess tax benefits from stock-based compensation	—	—	13,878	—	—	13,878
Balance as of March 28, 2015	258,340	$2,583	$653,882	$1,966,278	$(11,149)	$2,611,594
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2015, 2014 and 2013 were 52-week years ended on March 28, 2015, March 29, 2014 and March 30, 2013, respectively. Fiscal 2016 will be a 53-week year ending on April 2, 2016. The third quarter of fiscal 2016 will be a 14-week quarter ending on January 2, 2016.
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
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of non-financial institution securities, U.S. and foreign government and agency securities, money market funds, and financial institution securities. Short-term investments consist of U.S. and foreign government and agency securities, mortgage-backed securities, asset-backed securities, bank loans, financial institution securities, non-financial institution securities, a debt mutual fund and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of mortgage-backed securities, asset-backed securities, non-financial institution securities, a debt mutual fund, U.S. government and agency securities and municipal bonds with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of March 28, 2015 and March 29, 2014, long-term investments also included approximately $10.3 million and $20.2 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.
The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds, U.S. and foreign government and agency securities, asset-backed securities and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, bank loans and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 28, 2015 or March 29, 2014. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other expense, net, and declines in value judged to be other than temporary are included in impairment loss on investments. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.
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
Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 28, 2015	March 29, 2014
Raw materials	$14,174	$15,306
Work-in-process	183,472	192,067
Finished goods	33,682	26,626
	$231,328	$233,999
The Company reviews and sets standard costs quarterly to approximate current actual manufacturing costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from the Company’s customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that the Company uses in the valuation of inventory are the basis for its published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between the Company’s demand forecast and the actual demand in the recent past have not resulted in any material write down in the Company’s inventory. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $55.3 million, $55.5 million and $56.3 million for fiscal 2015, 2014 and 2013, respectively.
Impairment of Long-Lived Assets Including Acquisition-Related Intangibles
The Company evaluates the carrying value of long-lived assets and certain identifiable intangible assets to be held and used for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value. See "Note 8. Restructuring Charges" for more information about the Company’s write-offs of acquisition-related intangibles recorded in fiscal 2015.
Goodwill
Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2015, there was no impairment of goodwill in fiscal 2015. Unless there are indicators of impairment, the Company’s next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2016. To date, no impairment indicators have been identified.
Revenue Recognition
Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. For fiscal 2015, approximately 54% of the Company’s net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of March 28, 2015, the Company had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. As of March 29, 2014, the Company had $75.2 million of deferred revenue and $20.1 million of deferred cost of revenues recognized as a net $55.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Revenue from sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant acceptance provisions with the Company’s direct customers.

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

Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in "Note 6. Stock-Based Compensation Plans." The authoritative guidance of accounting for share-based payment requires the Company to measure the cost of all employee equity awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (over the vesting period of the award). The authoritative guidance of accounting for share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx’s ESPP is deemed a compensatory plan under the authoritative guidance of accounting for share-based payments. Accordingly, the ESPP is included in the computation of stock-based compensation expense.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2015 and 2014, the accrual balance of the product warranty liability was immaterial.

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
Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of March 28, 2015 and March 29, 2014, Avnet accounted for 67% and 55% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 43%, 46% and 46% of the Company’s worldwide net revenues in fiscal 2015, 2014 and 2013, respectively. The percentage of net accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
As of March 28, 2015, approximately 31% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.
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
Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. If the conditions are met, the guidance permits an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and the other tax benefits received and recognize the net investment performance in the income statement as a component of income tax. The guidance will be effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2014, which for Xilinx is its first quarter of fiscal 2016, and should be applied retrospectively for all periods presented. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

In April 2014, the FASB issued the authoritative guidance that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP and IFRS guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued, the standard is effective for

Xilinx beginning in fiscal 2018, with no option to early adopt under US GAAP. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, including selection of the transition method.

In April 2015, the FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for Xilinx is its first quarter of fiscal 2017, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company does not expect this guidance to have significant impact on its consolidated financial statements.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during fiscal 2015 and the Company did not adjust or override any fair value measurements as of March 28, 2015.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2015 and March 29, 2014:

	March 28, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$235,583	$—	$—	$235,583
Financial institution securities	—	229,999	—	229,999
Non-financial institution securities	—	89,995	—	89,995
U.S. government and agency securities	—	200,392	—	200,392
Foreign government and agency securities	—	37,996	—	37,996
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	339,029	—	339,029
Municipal bonds	—	40,006	—	40,006
U.S. government and agency securities	256,514	301,010	—	557,524
Foreign government and agency securities	—	159,936	—	159,936
Mortgage-backed securities	—	897,776	—	897,776
Debt mutual fund	—	38,608	—	38,608
Bank loans	—	98,100	—	98,100
Asset-backed securities	—	204,510	—	204,510
Long-term investments:
Auction rate securities	—	—	10,312	10,312
Municipal bonds	—	9,650	—	9,650
Mortgage-backed securities	—	182,400	—	182,400
Debt mutual fund	—	56,592	—	56,592
Asset-backed securities	—	7,948	—	7,948
Total assets measured at fair value	$492,097	$2,968,947	$10,312	$3,471,356
Liabilities
Derivative financial instruments, net	$—	$9,251	$—	$9,251
Total liabilities measured at fair value	$—	$9,251	$—	$9,251
Net assets measured at fair value	$492,097	$2,959,696	$10,312	$3,462,105

	March 29, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$213,988	$—	$—	$213,988
Financial institution securities	—	131,990	—	131,990
Non-financial institution securities	—	319,970	—	319,970
U.S. government and agency securities	69,998	—	—	69,998
Foreign government and agency securities	—	194,984	—	194,984
Short-term investments:
Financial institution securities	—	234,916	—	234,916
Non-financial institution securities	—	226,828	—	226,828
Municipal Bonds	—	15,780	—	15,780
U.S. government and agency securities	349,023	89,422	—	438,445
Foreign government and agency securities	—	159,951	—	159,951
Mortgage-backed securities	—	387,508	—	387,508
Debt mutual fund	—	20,216	—	20,216
Long-term investments:
Non-financial institution securities	—	209,274	—	209,274
Auction rate securities	—	—	20,160	20,160
Municipal bonds	—	15,986	—	15,986
U.S. government and agency securities	4,950	36,126	—	41,076
Mortgage-backed securities	—	847,581	—	847,581
Debt mutual fund	—	56,698	—	56,698
Derivative financial instruments, net	—	1,713	—	1,713
Total assets measured at fair value	$637,959	$2,948,943	$20,160	$3,607,062

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended
(In thousands)	March 28, 2015	March 29, 2014
Balance as of beginning of period	$20,160	$27,610
Total realized and unrealized gains (losses):
Included in interest and other expense, net	—	1,090
Included in other comprehensive income (loss)	1,152	1,760
Sales and settlements, net (1)	(11,000)	(10,300)
Balance as of end of period	$10,312	$20,160

(1)	During fiscal 2015 and 2014, the Company redeemed $11.0 million and $10.3 million of student loan auction rate securities, respectively, for cash at par value.

The amount of total gains or (losses) included in net income attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held as of the end of the period are summarized as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Included in interest and other expense, net	$—	$—	$(159)
As of March 28, 2015, marketable securities measured at fair value using Level 3 inputs were comprised of $10.3 million of student loan auction rate securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of March 28, 2015 were approximately $843.5 million, $501.4 million and $512.0 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 4.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 28, 2015				March 29, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$235,583	$—	$—	$235,583	$213,988	$—	$—	$213,988
Financial institution
securities	304,999	—	—	304,999	366,906	—	—	366,906
Non-financial institution
securities	429,005	25	(6)	429,024	753,888	3,428	(1,244)	756,072
Auction rate securities	10,500	—	(188)	10,312	21,500	—	(1,340)	20,160
Municipal bonds	49,064	744	(152)	49,656	31,367	604	(205)	31,766
U.S. government and
agency securities	757,954	91	(129)	757,916	548,568	1,135	(184)	549,519
Foreign government and
agency securities	197,932	—	—	197,932	354,935	—	—	354,935
Mortgage-backed securities	1,075,730	8,942	(4,496)	1,080,176	1,234,237	11,380	(10,528)	1,235,089
Asset-backed securities	211,487	1,130	(159)	212,458	—	—	—	—
Debt mutual funds	101,350	—	(6,150)	95,200	81,350	216	(4,652)	76,914
Bank loans	98,131	29	(60)	98,100	—	—	—	—
	$3,471,735	$10,961	$(11,340)	$3,471,356	$3,606,739	$16,763	$(18,153)	$3,605,349
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 28, 2015 and March 29, 2014:

	March 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$7,190	$(6)	$—	$—	$7,190	$(6)
Auction rate securities	—	—	10,312	(188)	10,312	(188)
Municipal bonds	10,014	(94)	1,931	(58)	11,945	(152)
U.S. government and
agency securities	451,296	(129)	—	—	451,296	(129)
Mortgage-backed securities	448,770	(3,169)	49,207	(1,327)	497,977	(4,496)
Asset-backed securities	75,009	(159)	—	—	75,009	(159)
Debt mutual funds	38,608	(1,392)	56,592	(4,758)	95,200	(6,150)
Bank loans	65,085	(60)	—	—	65,085	(60)
	$1,095,972	$(5,009)	$118,042	$(6,331)	$1,214,014	$(11,340)

	March 29, 2014
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$112,470	$(1,167)	$4,488	$(77)	$116,958	$(1,244)
Auction rate securities	—	—	20,160	(1,340)	20,160	(1,340)
Municipal bonds	5,917	(166)	1,743	(39)	7,660	(205)
U.S. government and
agency securities	118,125	(184)	—	—	118,125	(184)
Mortgage-backed securities	457,903	(7,225)	132,376	(3,303)	590,279	(10,528)
Debt mutual fund	56,698	(4,652)	—	—	56,698	(4,652)
	$751,113	$(13,394)	$158,767	$(4,759)	$909,880	$(18,153)

As of March 28, 2015, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and debt mutual funds due to the general rising of the interest-rate environment and foreign currency movement, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities and the debt mutual funds was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 28, 2015 and March 29, 2014 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 28, 2015 and March 29, 2014. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	March 28, 2015
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,583,478	$1,583,407
Due after one year through five years	334,112	334,318
Due after five years through ten years	293,754	294,645
Due after ten years	923,459	928,202
	$3,134,803	$3,140,572
As of March 28, 2015, $1.39 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Gross realized gains on sale of available-for-sale securities	$15,101	$2,080	$3,488
Gross realized losses on sale of available-for-sale securities	(3,223)	(2,412)	(673)
Net realized gains (losses) on sale of available-for-sale securities	$11,878	$(332)	$2,815
Amortization of premiums on available-for-sale securities	$23,579	$27,293	$25,123

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments
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
As of March 28, 2015 and March 29, 2014, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 28, 2015	March 29, 2014
Singapore Dollar	$43,901	$60,551
Euro	29,973	46,062
Indian Rupee	22,228	18,631
British Pound	12,946	12,056
Japanese Yen	4,994	9,273
	$114,042	$146,573

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
As of March 28, 2015, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 28, 2015 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of March 28, 2015 and March 29, 2014, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 28, 2015	Prepaid expenses and other current assets	$—	Other accrued liabilities	$9,320
March 29, 2014	Prepaid expenses and other current assets	$2,648	Other accrued liabilities	$935

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2015 and 2014:

	Foreign Exchange Contracts
(In thousands)	2015	2014
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(8,321)	$2,167

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(2,753)	$(1,707)

Amount of gains (losses) recorded (ineffective portion) *	$43	$(13)

*	Recorded in Interest and Other Expense location within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s ESPP:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Stock-based compensation included in:
Cost of revenues	$8,101	$7,602	$6,356
Research and development	50,185	46,197	37,937
Selling, general and administrative	40,994	40,515	33,569
Restructuring charges	579	—	—
Stock-based compensation effect on income before taxes	99,859	94,314	77,862
Income tax effect	(29,268)	(27,327)	(22,137)
Net stock-based compensation effect on net income	$70,591	$66,987	$55,725
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

As of March 28, 2015 and March 29, 2014, the ending inventory balances included $2.4 million of capitalized stock-based compensation. During fiscal 2015, 2014 and 2013, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $55.0 million, $67.0 million and $32.6 million, respectively.
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
The Company's stock-based compensation expense relating to options granted during fiscal 2015, 2014 and 2013 were not material.
The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2015, 2014 and 2013 were $9.17, $11.11 and $8.61, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	2015	2014	2013
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.25	0.24	0.26
Risk-free interest rate	0.3%	0.2%	0.2%
Dividend yield	2.9%	2.4%	2.7%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2015, 2014 and 2013 were $43.11, $38.90 and $31.58, respectively. The weighted average fair value of RSUs granted in fiscal 2015, 2014 and 2013 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate	0.8%	0.7%	0.4%
Dividend yield	2.5%	2.5%	2.7%
Options outstanding that have vested and are expected to vest in future periods as of March 28, 2015 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e., exercisable)	3,173	$24.59	1.51	$56,276
Expected to vest	70	$34.32	3.83	$561
Total vested and expected to vest	3,243	$24.80	1.56	$56,837

Total outstanding	3,247	$24.81	1.57	$56,873

(1)	These amounts represent the difference between the exercise price and $42.32, the closing price per share of Xilinx’s stock on March 28, 2015, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $1.8 million completed vesting during fiscal 2015. As of March 28, 2015, total unrecognized stock-based compensation costs related to stock options and ESPP were $467 thousand and $24.7 million, respectively. The total unrecognized stock-based compensation cost for stock options and ESPP is expected to be recognized over a weighted-average period of 1.5 years and 1.3 years, respectively.

Employee Stock Option Plans

Under the Company’s stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 18.6 million shares as of March 28, 2015, including 15.4 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company’s common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.
A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 31, 2012	14,908
Additional shares reserved	3,500
Stocks options granted	(92)
Stock options cancelled	209
RSUs granted	(3,018)
RSUs cancelled	483
March 30, 2013	15,990
Additional shares reserved	2,000
Stocks options granted	(8)
Stock options cancelled	26
RSUs granted	(3,297)
RSUs cancelled	326
March 29, 2014	15,037
Additional shares reserved	3,000
Stocks options granted	—
Stock options cancelled	6
RSUs granted	(3,201)
RSUs cancelled	531
March 28, 2015	15,373
The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

A summary of the Company’s Option Plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 31, 2012	17,788	$28.32
Granted	92	$33.83
Exercised	(3,564)	$24.68
Forfeited/cancelled/expired	(1,563)	$39.54
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Granted	—	—
Exercised	(2,009)	$25.80
Forfeited/cancelled/expired	(24)	$32.22
March 28, 2015	3,247	$24.81
Options exercisable at:
March 28, 2015	3,173	$24.59
March 29, 2014	4,935	$24.87
The total pre-tax intrinsic value of options exercised during fiscal 2015 and 2014 was $37.3 million and $119.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.
Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees’ exercise of their stock options.
The following information relates to options outstanding and exercisable under the Option Plans as of March 28, 2015:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual Term	Price Per	Options	Price Per
Range of Exercise Prices	Outstanding	(Years)	Share	Exercisable	Share
$15.95 - $19.79	74	0.98	$18.21	74	$15.95
$20.57 - $29.27	2,945	1.41	$24.27	2,944	$20.57
$30.21 - $38.56	227	3.73	$33.94	154	$30.21
$40.37 - $40.37	1	5.21	$40.37	1	$40.37
	3,247	1.57	$24.81	3,173	$24.59

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 31, 2012	5,239	$29.01
Granted	3,018	$31.58
Vested (2)	(1,778)	$27.01
Cancelled	(483)	$29.69
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested (2)	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested (2)	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07	2.29	$291,021

Expected to vest as of March 28, 2015	5,814	$39.00	2.30	$246,045

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx’s stock on March 28, 2015 of $42.32, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2015.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.
RSUs with a fair value of $91.2 million were vested during fiscal 2015. As of March 28, 2015, total unrecognized stock-based compensation costs related to non-vested RSUs was $180.6 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
Under the Company’s ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company’s common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee’s annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 84% of all eligible employees participate in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.2 million shares for $39.0 million in fiscal 2015, 1.2 million shares for $37.9 million in fiscal 2014, and 1.3 million shares for $34.5 million in fiscal 2013. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2016. As of March 28, 2015, 10.5 million shares were available for future issuance.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	2015	2014
Accrued payroll and related liabilities:
Accrued compensation	$79,312	$90,865
Deferred compensation plan liability	70,163	59,569
Other	7,125	6,939
	$156,600	$157,373

Other accrued liabilities:
Interest payable	$5,432	$5,935
Forward currency exchange contracts	9,320	935
Restructuring Charges	14,634	—
Other	35,290	42,386
	$64,676	$49,256

Note 8.	Restructuring Charges

During the fourth quarter of fiscal 2015, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies. These measures impacted approximately 120 positions, or 3% of the Company's global workforce, in various geographies and functions worldwide. The reorganization plan will be substantially completed by the end of the first quarter of fiscal 2016.
The Company recorded total restructuring charges of $24.5 million in fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles.
The following table summarizes the restructuring accrual activity for fiscal 2015:

(In thousands)	Employee severance and benefits	Write off of acquisition-related intangibles	Others	Total
Restructuring charges for the year ended March 28, 2015	$13,531	$6,578	$4,382	$24,491
Cash payments	(2,647)	—	—	(2,647)
Non-cash charges	(579)	(6,578)	(53)	(7,210)
Balance as of March 28, 2015	$10,305	$—	$4,329	$14,634
The charges above have been shown separately as restructuring charges on the consolidated statements of income. The remaining accrual as of March 28, 2015 was primarily related to severance pay and benefits that are expected to be paid during fiscal 2016.

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

Fiscal	(In thousands)
2016	$5,418
2017	2,883
2018	2,523
2019	1,863
2020	1,391
Thereafter	2,235
Total	$16,313
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.8 million as of March 28, 2015. Rent expense, net of rental income, under all operating leases was $3.2 million for fiscal 2015, $3.1 million for fiscal 2014, and $3.9 million for fiscal 2013. Rental income was not material for fiscal 2015, 2014 or 2013.
Other commitments as of March 28, 2015 totaled $106.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of March 28, 2015, the Company also had $35.6 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

Note 10.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	2015	2014	2013
Net income available to common stockholders	$648,216	$630,388	$487,536
Weighted average common shares outstanding-basic	265,480	266,431	261,652
Dilutive effect of employee equity incentive plans	3,257	4,508	4,146
Dilutive effect of 2017 Convertible Notes and warrants	7,386	8,544	2,924
Dilutive effect of 2037 Convertible Notes	—	7,913	3,851
Weighted average common shares outstanding-diluted	276,123	287,396	272,573
Basic earnings per common share	$2.44	$2.37	$1.86
Diluted earnings per common share	$2.35	$2.19	$1.79

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
Outstanding stock options and RSUs under the Company's stock award plans and warrants to purchase approximately 24.3 million, 5.1 million and 27.9 million shares, for fiscal 2015, 2014 or 2013 respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options, RSUs and warrants could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options, RSUs and warrants.
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

Note 11.	Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Interest income	$35,876	$28,079	$25,574
Interest expense	(55,431)	(54,035)	(55,069)
Other income (expense), net	4,553	(3,597)	(4,231)
	$(15,002)	$(29,553)	$(33,726)

Note 12.	Accumulated Other Comprehensive Loss
Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	2015	2014
Accumulated unrealized losses on available-for-sale securities, net of tax	$(238)	$(889)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(7,523)	798
Accumulated cumulative translation adjustment, net of tax	(3,388)	(457)
Accumulated other comprehensive loss	$(11,149)	$(548)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 13.	Debt and Credit Facility
2017 Convertible Notes
As of March 28, 2015, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 33.7391 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of March 28, 2015 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of March 28, 2015, the 2017 Convertible Notes were classified as a current liability on the Company's consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
Upon conversion, the Company would pay the holders of the 2017 Convertible Notes cash up to the aggregate principal amount of the 2017 Convertible Notes. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock with respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread). Accordingly, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the 2017 Convertible Notes, as that portion of the debt liability will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	2015	2014
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(33,679)	(49,223)
Hedge accounting adjustment – sale of interest rate swap	9,732	14,224
Net carrying value of the 2017 Convertible Notes	$576,053	$565,001

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of March 28, 2015, the remaining term of the 2017 Convertible Notes is 2.2 years. As of March 28, 2015, the if-converted value of the 2017 Convertible Notes was $831.6 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Contractual coupon interest	$15,750	$15,750	$15,750
Amortization of debt issuance costs	1,448	1,448	1,448
Amortization of debt discount, net	11,052	11,052	11,052
Total interest expense related to the 2017 Convertible Notes	$28,250	$28,250	$28,250
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
The following table summarizes the carrying value of the 2019 and 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	2015	2014
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(2,073)	(2,574)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(3,088)	(3,556)
Total senior notes	$994,839	$993,870
Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Contractual coupon interest	$25,625	$1,210	$—
Amortization of debt issuance costs	586	52	—
Amortization of debt discount, net	970	80	—
Total interest expense related to the 2019 and 2021 Notes	$27,181	$1,342	$—
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

Prior to the redemption, interest expense related to the 2037 Convertible Notes was included in interest and other expense, net on the consolidated statements of income, and was recognized as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Contractual coupon interest	$—	$20,065	$21,551
Amortization of debt issuance costs	—	223	223
Amortization of embedded derivative	—	58	58
Amortization of debt discount	—	5,187	4,828
Fair value adjustment of embedded derivative	—	(1,090)	159
Total interest expense related to the 2037 Convertible Notes	$—	$24,443	$26,819
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of March 28, 2015, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 14. Stockholders’ Equity
Preferred Stock
The Company’s Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 28, 2015 and March 29, 2014, no preferred shares were issued or outstanding.
Common Stock and Debentures Repurchase Programs
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In August 2012, the Board authorized the repurchase of up to $750.0 million of the Company’s common stock and debentures (2012 Repurchase Program). In November 2014, the Board authorized the repurchase of an additional $800.0 million of the Company's common stock (2014 Repurchase Program). The shares authorized for repurchase under the 2014 Repurchase Program are in addition to the shares authorized for purchase under the 2012 Repurchase Program. The 2012 and 2014 Repurchase Programs have no stated expiration date.
Through March 28, 2015, the Company has used up the $750.0 million authorized under the 2012 Repurchase Program, and $152.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $647.4 million available for future repurchases under the 2014 Repurchase Program. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 28, 2015 and March 29, 2014.

During fiscal 2015, the Company repurchased 15.3 million shares of common stock in the open market for a total of approximately $650.0 million under the 2012 and 2014 Repurchase Programs. During fiscal 2014, the Company repurchased 5.2 million shares of common stock in the open market for a total of $242.1 million.

Note 15.	Income Taxes
The provision for income taxes consists of the following:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Federal:
Current	$61,308	$16,692	$97,108
Deferred	17,121	48,021	(45,465)
	78,429	64,713	51,643
State:
Current	3,330	1,333	1,007
Deferred	1,803	5,954	1,742
	5,133	7,287	2,749
Foreign:
Current	9,433	7,264	5,455
Deferred	(1,135)	(126)	(377)
	8,298	7,138	5,078
Total	$91,860	$79,138	$59,470
The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Domestic	$110,881	$83,617	$45,617
Foreign	629,195	625,909	501,389
Income before income taxes	$740,076	$709,526	$547,006
The tax benefits associated with stock-based compensation recorded in additional paid-in capital were $13.9 million, $26.4 million and $9.0 million, for fiscal 2015, 2014 and 2013, respectively.
As of March 28, 2015, the Company had federal and state net operating loss carryforwards of approximately $16.5 million. If unused, these carryforwards will expire at various dates through 2030. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had state research tax credit carryforwards of approximately $152.4 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $80.8 million that is not likely to be recovered and has been reduced by a valuation allowance.
Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no U.S. taxes have been provided, are approximately $2.80 billion as of March 28, 2015. The residual U.S. tax liability, if such amounts were remitted, would be approximately $938.7 million.
The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Income before provision for taxes	$740,076	$709,526	$547,006
Federal statutory tax rate	35%	35%	35%
Computed expected tax	259,027	248,334	191,452
State taxes, net of federal benefit	2,458	4,664	1,787
Foreign earnings at lower tax rates	(141,372)	(143,336)	(107,730)
Tax credits	(26,633)	(23,389)	(26,305)
Other	(1,620)	(7,135)	266
Provision for income taxes	$91,860	$79,138	$59,470
The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company’s tax on the majority of Singapore income from 17% to zero. The benefits of Pioneer Status in Singapore for fiscal 2015, fiscal 2014 and fiscal 2013 were approximately $66.0 million ($0.24 per diluted share), $60.3 million ($0.21 per diluted share), and $41.0 million ($0.15 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company’s overall tax rate is reflected in the table above.
The major components of deferred tax assets and liabilities consisted of the following as of March 28, 2015 and March 29, 2014:

(In thousands)	2015	2014
Deferred tax assets:
Stock-based compensation	$18,233	$21,142
Deferred income on shipments to distributors	9,207	8,097
Accrued expenses	28,318	26,864
Tax credit carryforwards	86,650	79,272
Deferred compensation plan	26,079	22,280
Low income housing and other investments	10,247	6,735
Other	10,706	6,685
Subtotal	189,440	171,075
Valuation allowance	(52,552)	(43,004)
Total deferred tax assets	136,888	128,071
Deferred tax liabilities:
Unremitted foreign earnings	(280,322)	(253,231)
Convertible debt	(3,220)	(4,670)
Other	(3,987)	(5,493)
Total deferred tax liabilities	(287,529)	(263,394)
Total net deferred tax liabilities	$(150,641)	$(135,323)
Long-term deferred tax assets of $59.7 million and $61.9 million as of March 28, 2015 and March 29, 2014, respectively, were included in other assets on the consolidated balance sheet.
As of March 28, 2015, gross deferred tax assets were offset by valuation allowances of $52.6 million, which were associated with state tax credit carryforwards. As of March 29, 2014, gross deferred tax assets were offset by valuation allowances of $43.0 million, which were associated with state tax credit carryforwards and foreign net operating loss carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2015 and 2014 were as follows:

(In thousands)	2015	2014
Balance as of beginning of fiscal year	$26,398	$69,957
Increases in tax positions for prior years	97	163
Decreases in tax positions for prior years	(37)	(35,615)
Increases in tax positions for current year	4,822	3,687
Settlements	—	(6,030)
Lapses in statutes of limitation	(1,191)	(5,764)
Balance as of end of fiscal year	$30,089	$26,398
If the remaining balance of $30.1 million and $26.4 million of unrecognized tax benefits as of March 28, 2015 and March 29, 2014, respectively, were realized in a future period, it would result in a tax benefit of $12.5 million and $11.0 million, respectively, thereby reducing the effective tax rate.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2011. The Company is no longer subject to U.S. state audits for years through fiscal 2009. The Company is no longer subject to tax audits in Ireland for years through fiscal 2010.
The Company is currently under examination by the IRS for fiscal years 2012 through 2014. The Company believes the allowance for income tax contingencies is adequate and do not anticipate a significant change in the allowance for income tax contingencies as a result of the IRS audit.
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

Geographic revenue information for fiscal 2015, 2014 and 2013 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
North America:
United States	$625,434	$610,276	$558,309
Other	112,900	97,416	97,251
Total North America	738,334	707,692	655,560

Asia Pacific:
China	573,007	564,814	428,892
Other	357,598	375,013	324,920
Total Asia Pacific	930,605	939,827	753,812

Europe	477,102	519,829	548,375
Japan	231,303	215,183	210,905
Worldwide total	$2,377,344	$2,382,531	$2,168,652
Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	2015	2014	2013
United States	$195,353	$237,229	$240,429
Foreign:
Ireland	46,216	48,043	50,627
Singapore	43,020	51,569	56,481
Other	16,449	18,248	18,150
Total foreign	105,685	117,860	125,258
Worldwide total	$301,038	$355,089	$365,687

Note 17.	Litigation Settlements and Contingencies

Patent Litigation

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

Other Matters

On January 31, 2014, Evan Levine and Keith McClellan filed an action on behalf of the United States in the United States District Court for the Eastern District of Kentucky (United States of America, ex. rel. Evan Levine and Keith McClellan v. Avnet Inc., et. al., Case No. 14-cv-00017).   The matter alleges violations of the False Claims Act, 31 U.S.C. Section 3729 et seq. and was filed under seal pursuant to 31 U.S.C. Section 3730(b)(2).  The lawsuit seeks to recover, on behalf of the United States, $11 thousand for each unspecified, allegedly false and fraudulent claim, plus treble damages.  The government investigated the allegations in the complaint and on September 12, 2014, filed a Notice of Election to Decline Intervention.  On September 22, 2014, the District Court unsealed the complaint and ordered it to be served on the defendants.  On November 21, 2014, the government moved to dismiss the complaint with prejudice.  That same day, Mr. McClellan filed a notice of dismissal, leaving Mr. Levine as the only remaining relator.  The Company was served with the complaint on December 11, 2014.  On April 1, 2015, the District Court granted the government’s motion, dismissing the matter with prejudice. The District Court also entered judgment in favor of the defendants including the Company. On April 27, 2015, Mr. Levine, proceeding without counsel, filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit from the District Court's order and judgment.

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
As of March 28, 2015 and March 29, 2014, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	2015	2014	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	91,860	5.6 years
Less accumulated amortization	(64,988)	(63,267)
Core technology, net	12,652	28,593
Other intangibles, gross	46,606	46,716	2.7 years
Less accumulated amortization	(46,506)	(46,442)
Other intangibles, net	100	274
Total acquisition-related intangibles, gross	124,246	138,576
Less accumulated amortization	(111,494)	(109,709)
Total acquisition-related intangibles, net	$12,752	$28,867

During the fourth quarter of fiscal 2015, the Company wrote off certain acquisition-related intangibles with a net book value of $6.6 million and recorded it as part of the restructuring charges (see also "Note 8. Restructuring Charges"). The write-off was primarily related to certain core technology that the Company no longer plans to utilize in the future.
Amortization expense for acquisition-related intangibles for fiscal 2015, 2014 and 2013 were $9.5 million, $9.9 million and $9.5 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of March 28, 2015, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2016	$6,550
2017	4,761
2018	1,374
2019	67
Thereafter	—
Total	$12,752

Note 19. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $13.0 million, $13.2 million and $12.2 million in fiscal 2015, 2014 and 2013, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx’s 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee’s compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 28, 2015, there were more than 155 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx’s stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company’s general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 28, 2015, Plan assets were $59.2 million and obligations were $70.2 million. As of March 29, 2014, Plan assets were $50.6 million and obligations were $59.6 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2015. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at March 28, 2015 and March 29, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 13, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Xilinx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2015 of Xilinx, Inc. and our report dated May 13, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 13, 2015

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended March 30, 2013:
Allowance for doubtful accounts	$3,446	$—	$21	$3,425
Allowance for deferred tax assets	$18,826	$7,575	$—	$26,401
For the year ended March 29, 2014:
Allowance for doubtful accounts	$3,425	$2	$72	$3,355
Allowance for deferred tax assets	$26,401	$19,771	$3,168	$43,004
For the year ended March 28, 2015:
Allowance for doubtful accounts	$3,355	$—	$2	$3,353
Allowance for deferred tax assets	$43,004	$10,623	$1,075	$52,552

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 28, 2015 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$612,633	$604,262	$593,549	$566,900
Gross margin	423,444	434,645	413,911	396,521
Income before income taxes (2)	200,278	194,318	186,002	159,478
Net income	173,611	171,516	168,466	134,623
Net income per common share: (3)
Basic	$0.65	$0.64	$0.64	$0.52
Diluted	$0.62	$0.62	$0.62	$0.50
Shares used in per share calculations:
Basic	267,648	265,942	262,881	260,857
Diluted	281,579	275,800	273,795	269,514
Cash dividends declared per common share	$0.29	$0.29	$0.29	$0.29

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2015 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes for the fourth quarter of fiscal 2015 included restructuring charges of $24,491.

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

(2)
Income before income taxes for the second quarter of fiscal 2014 included litigation and contingencies charge of $28,600, for the third quarter of fiscal 2014 included reversal of litigation and contingencies charge of $19,190 and for the fourth quarter of fiscal 2014 included loss on extinguishment of convertible debentures of $9,848.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 28, 2015.

The effectiveness of the Company’s internal control over financial reporting as of March 28, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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
The information required by this item pursuant to Item 401(a), (d), (e), and (f) and Items 406 and 407 of Regulation S-K concerning the Company’s directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled "Proposal One-Election of Directors" "Board Independence" and "Corporate Governance Principles" in our Proxy Statement.
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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 28, 2015 about the Company’s common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	1,661		$24.35		—	(1)
2007 Equity Plan	8,485	(2)	$25.29	(3)	15,373	(4)
Employee Stock Purchase Plan	N/A		N/A		10,545
Total-Approved Plans	10,146		$24.81		25,918
Equity Compensation Plans NOT Approved by Security Holders
Supplemental Stock Option Plan (5)	1		$25.77		—
Total-All Plans	10,147		$24.81		25,918

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 6.9 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company’s 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013 and August 13, 2014 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares and 3.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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
The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled "Board Independence" in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal Three - Ratification of Appointment of External Auditors" and "Fees Paid to Ernst & Young LLP" in our Proxy Statement.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of May 9, 2012	8-K	000-18548	3.2	5/15/2012
4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18548	4.01	3/13/2014

10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	5/29/2012
10.2	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.3	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.4	*	Supplemental Stock Option Plan	10-K	000-18548	10.16	6/17/2002
10.5	*	Letter Agreement dated June 2, 2005 between the Company and Jon A. Olson	10-Q/A	000-18548	10.1	8/12/2005
10.6	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	5/29/2012
10.7	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.8	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.9	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	1/7/2008
10.11	*	Amendment of Employment Agreement dated February 14, 2008 between the Company and Jon A. Olson	8-K	000-18548	99.1	2/20/2008
10.12	*	Summary of Fiscal 2014 Executive Incentive Plan	8-K	000-18548	N/A	5/21/2013
10.13	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.14	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.15	*	Amendment of Employment Agreement between the Company and Moshe N. Gavrielov	8-K	000-18548	10.17	6/19/2012
10.16	*	Amendment of Employment Agreement between the Company and Jon A. Olson	8-K	000-18548	10.18	6/19/2012
10.17	*	Retirement Agreement between the Company and Vincent Ratford	10-Q	000-18548	10.19	11/2/2012
10.18	+	Xilinx, Inc. Master Distributor Agreement with Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.19	*	Summary of Fiscal Year 2015 Executive Incentive Plan	8-K	000-18548	N/A	5/16/2014
10.20	*	Retirement Agreement between the Company and Frank Tornaghi	8-K	000-18548	10.1	3/17/2015
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.
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
Date: May 13, 2015

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

Signature	Title	Date

/s/ Moshe N. Gavrielov	President and Chief Executive Officer (Principal Executive Officer) and Director	May 13, 2015
(Moshe N. Gavrielov)

/s/ Jon A. Olson	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 13, 2015
(Jon A. Olson)

/s/ Philip T. Gianos	Chairman of the Board of Directors	May 13, 2015
(Philip T. Gianos)

/s/ John L. Doyle	Director	May 13, 2015
(John L. Doyle)

/s/ William G. Howard, Jr.	Director	May 13, 2015
(William G. Howard, Jr.)

/s/ J. Michael Patterson	Director	May 13, 2015
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 13, 2015
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 13, 2015
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 13, 2015
(Elizabeth W. Vanderslice)