Form 10-Q
period 2015-06-27
XILINX INC
filed 2015-07-31
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 17, 2015
Common Stock, $.01 par value	258,657,885

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 27, 2015	June 28, 2014
Net revenues	$549,008	$612,633
Cost of revenues	159,954	189,189
Gross margin	389,054	423,444
Operating expenses:
Research and development	126,648	122,013
Selling, general and administrative	82,143	92,513
Amortization of acquisition-related intangibles	1,769	2,418
Total operating expenses	210,560	216,944
Operating income	178,494	206,500
Interest and other expense, net	10,527	6,222
Income before income taxes	167,967	200,278
Provision for income taxes	20,252	26,667
Net income	$147,715	$173,611
Net income per common share:
Basic	$0.57	$0.65
Diluted	$0.55	$0.62
Cash dividends per common share	$0.31	$0.29
Shares used in per share calculations:
Basic	258,021	267,648
Diluted	270,730	281,579

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Net income	$147,715	$173,611
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(5,282)	7,959
Reclassification adjustment for (gains) losses on available-for-sale securities	178	(391)
Net change in unrealized gains on hedging transactions	2,118	542
Reclassification adjustment for (gains) losses on hedging transactions	1,873	(807)
Cumulative translation adjustment, net	(924)	171
Other comprehensive income (loss)	(2,037)	7,474
Total comprehensive income	$145,678	$181,085

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 27, 2015	March 28, 2015 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$666,338	$892,572
Short-term investments	2,666,087	2,410,489
Accounts receivable, net	251,988	246,615
Inventories	222,013	231,328
Deferred tax assets	90,716	79,519
Prepaid expenses and other current assets	82,584	74,528
Total current assets	3,979,726	3,935,051
Property, plant and equipment, at cost:	806,728	804,623
Accumulated depreciation and amortization	(512,241)	(503,585)
Net property, plant and equipment	294,487	301,038
Long-term investments	248,431	266,902
Goodwill	159,296	159,296
Acquisition-related intangibles, net	10,983	12,752
Other assets	222,626	223,026
Total Assets	$4,915,549	$4,898,065
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,897	$80,113
Accrued payroll and related liabilities	140,184	156,600
Income taxes payable	17,916	19,693
Deferred income on shipments to distributors	55,731	66,071
Other accrued liabilities	82,619	64,676
Current portion of long-term debt	578,816	576,053
Total current liabilities	957,163	963,206
Long-term debt	995,086	994,839
Deferred tax liabilities	301,130	289,868
Long-term income taxes payable	13,022	13,245
Other long-term liabilities	1,335	1,366
Commitments and contingencies	—	—
Temporary equity (Note 10)	21,183	23,947
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,570	2,583
Additional paid-in capital	678,209	653,882
Retained earnings	1,959,037	1,966,278
Accumulated other comprehensive loss	(13,186)	(11,149)
Total stockholders’ equity	2,626,630	2,611,594
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,915,549	$4,898,065

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$147,715	$173,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,253	13,468
Amortization	4,354	5,205
Stock-based compensation	26,320	22,106
Net gain on sale of available-for-sale securities	(230)	(670)
Amortization of debt discounts	3,010	3,003
Provision for deferred income taxes	2,013	5,789
Excess tax benefit from stock-based compensation	(3,839)	(2,660)
Changes in assets and liabilities:
Accounts receivable, net	(5,373)	(13,501)
Inventories	9,112	(22,879)
Prepaid expenses and other current assets	(347)	(4,751)
Other assets	(2,843)	(5,188)
Accounts payable	1,784	(50,123)
Accrued liabilities	277	(12,389)
Income taxes payable	(1,713)	4,939
Deferred income on shipments to distributors	(10,340)	14,159
Net cash provided by operating activities	183,153	130,119
Cash flows from investing activities:
Purchases of available-for-sale securities	(704,899)	(874,367)
Proceeds from sale and maturity of available-for-sale securities	460,791	570,043
Purchases of property, plant and equipment	(7,689)	(9,116)
Other investing activities	333	(3,742)
Net cash used in investing activities	(251,464)	(317,182)
Cash flows from financing activities:
Repurchases of common stock	(100,000)	(101,016)
Proceeds from issuance of common stock, net of withholding taxes	18,444	14,195
Payment of dividends to stockholders	(80,206)	(77,421)
Excess tax benefit from stock-based compensation	3,839	2,660
Net cash used in financing activities	(157,923)	(161,582)
Net decrease in cash and cash equivalents	(226,234)	(348,645)
Cash and cash equivalents at beginning of period	892,572	973,677
Cash and cash equivalents at end of period	$666,338	$625,032
Supplemental disclosure of cash flow information:
Interest paid	$7,875	$7,875
Income taxes paid, net	$19,721	$15,856
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 28, 2015. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2016 or any future period.
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2016 will be a 53-week year ending on April 2, 2016, while fiscal 2015 was a 52-week year ended on March 28, 2015. Accordingly, the third quarter of fiscal 2016 will be a 14-week quarter ending on January 2, 2016. The quarters ended June 27, 2015 and June 28, 2014 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning in fiscal year 2019, with an option to early adopt. The new standard is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, including selection of the transition method and the adoption date.

In May 2015, the FASB issued the authoritative guidance that eliminates current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value using the practical expedient approach. Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for Xilinx is for the first quarter of fiscal year 2017 and should be applied using a retrospective approach. Earlier adoption is permitted. This guidance does not affect the underlying accounting for such investments.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 27, 2015 and March 28, 2015, Avnet accounted for 67% of the Company’s total net accounts receivable for both periods. Resale of product through Avnet accounted for 51% and 42% of the Company’s worldwide net revenues in the first quarter of fiscal 2016 and 2015, respectively. The percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2016 and 2015.

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
As of June 27, 2015, approximately 31% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2016 and the Company did not adjust or override any fair value measurements as of June 27, 2015.
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
The Company’s Level 2 assets consist of financial institution securities, non-financial institution securities, municipal bonds, U.S. government and agency securities, foreign government and agency securities, mortgage-backed securities, debt mutual funds, bank loans, asset-backed securities and commercial mortgage-backed securities. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2015 and March 28, 2015:

	June 27, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$304,935	$—	$—	$304,935
Financial institution securities	—	65,000	—	65,000
Non-financial institution securities	—	84,987	—	84,987
U.S. government and agency securities	—	33,999	—	33,999
Municipal bonds	—	475	—	475
Foreign government and agency securities	—	64,996	—	64,996
Short-term investments:
Financial institution securities	—	225,000	—	225,000
Non-financial institution securities	—	340,390	—	340,390
Municipal bonds	—	46,056	—	46,056
U.S. government and agency securities	239,443	302,521	—	541,964
Foreign government and agency securities	—	136,049	—	136,049
Mortgage-backed securities	—	921,391	—	921,391
Debt mutual funds	—	38,569	—	38,569
Bank loans	—	99,835	—	99,835
Asset-backed securities	—	212,691	—	212,691
Commercial mortgage-backed securities	—	104,142	—	104,142
Long-term investments:
Auction rate securities	—	—	10,409	10,409
Municipal bonds	—	7,522	—	7,522
Mortgage-backed securities	—	166,558	—	166,558
Debt mutual fund	—	55,779	—	55,779
Asset-backed securities	—	7,618	—	7,618
Commercial mortgage-backed securities	—	545	—	545
Total assets measured at fair value	$544,378	$2,914,123	$10,409	$3,468,910
Liabilities
Derivative financial instruments, net	$—	$4,084	$—	$4,084
Total liabilities measured at fair value	$—	$4,084	$—	$4,084
Net assets measured at fair value	$544,378	$2,910,039	$10,409	$3,464,826

	March 28, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash and cash equivalents:
Money market funds	$235,583	$—	$—	$235,583
Financial institution securities	—	229,999	—	229,999
Non-financial institution securities	—	89,995	—	89,995
U.S. government and agency securities	—	200,392	—	200,392
Foreign government and agency securities	—	37,996	—	37,996
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	339,029	—	339,029
Municipal Bonds	—	40,006	—	40,006
U.S. government and agency securities	256,514	301,010	—	557,524
Foreign government and agency securities	—	159,936	—	159,936
Mortgage-backed securities	—	897,776	—	897,776
Debt mutual fund	—	38,608	—	38,608
Bank loans	—	98,100	—	98,100
Asset-backed securities	—	204,510	—	204,510
Long-term investments:
Auction rate securities	—	—	10,312	10,312
Municipal bonds	—	9,650	—	9,650
Mortgage-backed securities	—	182,400	—	182,400
Debt mutual fund	—	56,592	—	56,592
Asset-backed securities	—	7,948	—	7,948
Total assets measured at fair value	$492,097	$2,968,947	$10,312	$3,471,356
Liabilities
Derivative financial instruments, net	$—	$9,251	$—	$9,251
Total liabilities measured at fair value	$—	$9,251	$—	$9,251
Net assets measured at fair value	$492,097	$2,959,696	$10,312	$3,462,105

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Balance as of beginning of period	$10,312	$20,160
Total realized and unrealized gains (losses):
Included in other comprehensive income	97	544
Balance as of end of period	$10,409	$20,704

As of June 27, 2015, marketable securities measured at fair value using Level 3 inputs were comprised of $10.4 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of June 27, 2015 were approximately $922.8 million, $496.7 million and $505.2 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 27, 2015				March 28, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$304,935	$—	$—	$304,935	$235,583	$—	$—	$235,583
Financial institution
securities	290,000	—	—	290,000	304,999	—	—	304,999
Non-financial institution
securities	425,413	44	(80)	425,377	429,005	25	(6)	429,024
Auction rate securities	10,500	—	(91)	10,409	10,500	—	(188)	10,312
Municipal bonds	53,839	552	(338)	54,053	49,064	744	(152)	49,656
U.S. government and
agency securities	575,867	142	(46)	575,963	757,954	91	(129)	757,916
Foreign government and
agency securities	201,045	—	—	201,045	197,932	—	—	197,932
Mortgage-backed securities	1,091,058	6,358	(9,467)	1,087,949	1,075,730	8,942	(4,496)	1,080,176
Asset-backed securities	219,682	958	(331)	220,309	211,487	1,130	(159)	212,458
Debt mutual funds	101,350	—	(7,002)	94,348	101,350	—	(6,150)	95,200
Bank loans	98,564	1,350	(79)	99,835	98,131	29	(60)	98,100
Commercial mortgage-
backed securities	105,119	178	(610)	104,687	—	—	—	—
	$3,477,372	$9,582	$(18,044)	$3,468,910	$3,471,735	$10,961	$(11,340)	$3,471,356
The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 27, 2015 and March 28, 2015:

	June 27, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$31,065	$(80)	$—	$—	$31,065	$(80)
Auction rate securities	—	—	10,409	(91)	10,409	(91)
Municipal bonds	21,356	(266)	1,852	(72)	23,208	(338)
U.S. government and
agency securities	66,802	(46)	—	—	66,802	(46)
Mortgage-backed securities	734,577	(8,275)	43,349	(1,192)	777,926	(9,467)
Asset-backed securities	84,268	(331)	—	—	84,268	(331)
Debt mutual fund	38,569	(1,431)	55,779	(5,571)	94,348	(7,002)
Bank loans	56,551	(69)	10,293	(10)	66,844	(79)
Commercial mortgage-
backed securities	45,045	(579)	545	(31)	45,590	(610)
	$1,078,233	$(11,077)	$122,227	$(6,967)	$1,200,460	$(18,044)

	March 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$7,190	$(6)	$—	$—	$7,190	$(6)
Auction rate securities	—	—	10,312	(188)	10,312	(188)
Municipal bonds	10,014	(94)	1,931	(58)	11,945	(152)
U.S. government and
agency securities	451,296	(129)	—	—	451,296	(129)
Mortgage-backed securities	448,770	(3,169)	49,207	(1,327)	497,977	(4,496)
Asset-backed securities	75,009	(159)	—	—	75,009	(159)
Debt mutual funds	38,608	(1,392)	56,592	(4,758)	95,200	(6,150)
Bank loans	65,085	(60)	—	—	65,085	(60)
	$1,095,972	$(5,009)	$118,042	$(6,331)	$1,214,014	$(11,340)

As of June 27, 2015, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and debt mutual funds due to the general rising of the interest-rate environment and foreign currency movement, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities and debt mutual funds was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 27, 2015 and March 28, 2015 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 27, 2015 and March 28, 2015. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, asset-backed securities, bank loans, mortgage-backed securities and commercial mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 27, 2015
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,373,464	$1,373,607
Due after one year through five years	367,169	367,111
Due after five years through ten years	300,178	300,357
Due after ten years	1,030,276	1,028,552
	$3,071,087	$3,069,627
As of June 27, 2015, $1.54 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Proceeds from sale of available-for-sale securities	$66,041	$59,581
Gross realized gains on sale of available-for-sale securities	$359	$837
Gross realized losses on sale of available-for-sale securities	(129)	(167)
Net realized gains on sale of available-for-sale securities	$230	$670
Amortization of premiums on available-for-sale securities	$6,468	$6,233

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of June 27, 2015 and March 28, 2015, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	June 27, 2015	March 28, 2015
Singapore Dollar	$36,912	$43,901
Euro	23,074	29,973
Indian Rupee	21,204	22,228
British Pound	11,794	12,946
Japanese Yen	3,681	4,994
	$96,665	$114,042

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
As of June 27, 2015, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of June 27, 2015 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was immaterial and included in the net income for all periods presented.
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
The Company had the following derivative instruments as of June 27, 2015 and March 28, 2015, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 27, 2015	Prepaid expenses and other current assets	$436	Other accrued liabilities	$4,520
March 28, 2015	Prepaid expenses and other current assets	$—	Other accrued liabilities	$9,320

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal 2016 and 2015:

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(3,990)	$(265)

Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$(1,873)	$807

Amount of gains (losses) recorded (ineffective portion) *	$(29)	$30

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Stock-based compensation included in:
Cost of revenues	$1,964	$1,992
Research and development	14,692	10,505
Selling, general and administrative	9,664	9,609
	$26,320	$22,106

During the first quarter of fiscal 2016 and 2015, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $2.2 million and $2.0 million, respectively.
The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model.

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2016 was $42.45 ($40.69 for the first quarter of fiscal 2015), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 27, 2015	June 28, 2014
Risk-free interest rate	1.3%	0.9%
Dividend yield	2.7%	2.5%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 29, 2014	5,280	$25.22
Exercised	(2,009)	$25.80
Forfeited/cancelled/expired	(24)	$32.22
March 28, 2015	3,247	$24.81
Exercised	(787)	$25.16
Forfeited/cancelled/expired	(9)	$34.08
June 27, 2015	2,451	$24.66
Options exercisable at:
June 27, 2015	2,402	$24.46
March 28, 2015	3,173	$24.59
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan, but there was no issuance of stock options during the first quarter of fiscal 2016 and the entire fiscal 2015. As of June 27, 2015, 15.5 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months ended June 27, 2015 and June 28, 2014 was $15.8 million and $11.1 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards
A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07
Granted	118	$42.45
Vested	(92)	$37.84
Cancelled	(289)	$39.62
June 27, 2015	6,610	$39.13

Employee Stock Purchase Plan
Under the Company’s ESPP, no shares were issued during the first quarter of fiscal 2016 or 2015. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2016. As of June 27, 2015, 10.5 million shares were available for future issuance.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	June 27, 2015	June 28, 2014
Net income available to common stockholders	$147,715	$173,611
Weighted average common shares outstanding-basic	258,021	267,648
Dilutive effect of employee equity incentive plans	3,388	4,568
Dilutive effect of 2017 Convertible Notes and warrants	9,321	9,363
Weighted average common shares outstanding-diluted	270,730	281,579
Basic earnings per common share	$0.57	$0.65
Diluted earnings per common share	$0.55	$0.62

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
Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 319 thousand and 206 thousand shares, for the first quarter of fiscal 2016 and 2015, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.5 million shares of its common stock at $29.26 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9.	Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 27, 2015	March 28, 2015
Raw materials	$16,013	$14,174
Work-in-process	179,261	183,472
Finished goods	26,739	33,682
	$222,013	$231,328

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of June 27, 2015, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.1754 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.26 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of June 27, 2015 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of June 27, 2015, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	June 27, 2015	March 28, 2015
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(29,793)	(33,679)
Hedge accounting adjustment – sale of interest rate swap	8,609	9,732
Net carrying value of the 2017 Convertible Notes	$578,816	$576,053

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of June 27, 2015, the remaining term of the 2017 Convertible Notes is 1.9 years. As of June 27, 2015, the if-converted value of the 2017 Convertible Notes was $960.1 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Contractual coupon interest	$3,938	$3,938
Amortization of debt issuance costs	362	362
Amortization of debt discount, net	2,763	2,763
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.5 million shares of its common stock at $29.26 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.5 million shares of the Company’s common stock at $41.45 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.
2019 and 2021 Notes
On March 12, 2014, the Company issued $500.0 million principal amount of 2019 Notes and $500.0 million principal amount of 2021 Notes with maturity dates of March 15, 2019 and March 15, 2021 respectively. The 2019 and 2021 Notes were offered to the public at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 and 2021 Notes is payable semi-annually on March 15 and September 15.
The Company received net proceeds of $990.1 million from issuance of the 2019 and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 and 2021 Notes.
The following table summarizes the carrying value of the 2019 and 2021 Notes as of June 27, 2015 and March 28, 2015:

(In thousands)	June 27, 2015	March 28, 2015
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,946)	(2,073)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(2,968)	(3,088)
Total carrying value	$995,086	$994,839
Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Contractual coupon interest	$6,406	$6,406
Amortization of debt issuance costs	146	156
Amortization of debt discount, net	247	240
Total interest expense related to the 2019 and 2021 Notes	$6,799	$6,802
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 27, 2015, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Program has no stated expiration date.
Through June 27, 2015, the Company had used $252.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $547.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of June 27, 2015 and March 28, 2015.

During the first quarter of fiscal 2016, the Company repurchased 2.2 million shares of common stock for a total of $100.0 million. During the first quarter of fiscal 2015, the Company repurchased 2.1 million shares of common stock for a total of $100.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Interest income	$7,975	$8,501
Interest expense	(13,862)	(13,865)
Other expense, net	(4,640)	(858)
	$(10,527)	$(6,222)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 27, 2015	March 28, 2015
Accumulated unrealized losses on available-for-sale securities, net of tax	$(5,342)	$(238)
Accumulated unrealized losses on hedging transactions, net of tax	(3,532)	(7,523)
Accumulated cumulative translation adjustment, net of tax	(4,312)	(3,388)
Accumulated other comprehensive loss	$(13,186)	$(11,149)

The related tax effects of other comprehensive income loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded a tax provision of $20.3 million for the first quarter of fiscal 2016 as compared to $26.7 million in the same prior year period, representing effective tax rates of 12% and 13%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of June 27, 2015, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, was $30.0 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $12.4 million as of June 27, 2015. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is currently under examination by the IRS for fiscal years 2012 through 2014. We believe our allowances for income tax contingencies are adequate and we do not anticipate a significant change in our income tax contingencies as a result of the IRS audit.

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

Fiscal	(In thousands)
2016 (remaining nine months)	$4,069
2017	3,957
2018	2,797
2019	2,483
2020	1,663
Thereafter	2,149
Total	$17,118
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.3 million as of June 27, 2015. Rent expense, net of rental income, under all operating leases was $756 thousand and $911 thousand for the three months ended June 27, 2015 and June 28, 2014, respectively. Rental income was not material for the first quarter of fiscal 2016 or 2015.
Other commitments as of June 27, 2015 totaled $120.6 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 27, 2015, the Company also had $32.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2016 and the end of fiscal 2015, the accrual balance of the product warranty liability was immaterial.

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

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst)in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents. ~~.~~ In the Delaware Action, Papst seeks unspecified damages, interest and costs.   On July 9, 2015, the Court in the California Action granted Papst’s motion to dismiss for lack of personal jurisdiction and the California Action was dismissed.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  On April 28, 2015, the United States Patent Trial and Appeal Board granted Xilinx’s request for inter partes review (IPR) with respect to all claims in the litigation.  On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR. The lawsuit pertains to one patent and PTI seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On May 22, 2015, a patent infringement lawsuit was filed by QuickCompile IP, LLC (QuickCompile) against the Company in the U.S. District Court for the Eastern District of Texas (QuickCompile IP, LLC v. Xilinx, Inc., Case No. 2:15-CV-00820).  The lawsuit pertains to two patents and QuickCompile seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend our Intellectual Property (IP) vigorously.

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

On June 11, 2015, John P. Neblett as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of June 27, 2015 and March 28, 2015, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	June 27, 2015	March 28, 2015	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	77,640	5.6 years
Less accumulated amortization	(66,740)	(64,988)
Core technology, net	10,900	12,652
Other intangibles, gross	46,606	46,606	2.7 years
Less accumulated amortization	(46,523)	(46,506)
Other intangibles, net	83	100
Total acquisition-related intangibles, gross	124,246	124,246
Less accumulated amortization	(113,263)	(111,494)
Total acquisition-related intangibles, net	$10,983	$12,752
Amortization expense for acquisition-related intangibles for the three months ended June 27, 2015 and June 28, 2014 was $1.8 million and $2.4 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of June 27, 2015, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2016 (remaining nine months)	$4,781
2017	4,761
2018	1,374
2019	67
Total	$10,983

Note 19.	Restructuring Charges

During the fourth quarter of fiscal 2015, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies. These measures impacted approximately 120 positions, or 3% of the Company's global workforce, in various geographies and functions worldwide. The reorganization plan was substantially completed by the end of the first quarter of fiscal 2016.

The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. As of the end of the first quarter of fiscal 2016, the balance of the restructuring accrual was $5.6 million, which is expected to be paid within the next few quarters.

Note 20.	Subsequent Events
On July 21, 2015, the Company’s Board of Directors declared a cash dividend of $0.31 per common share for the second quarter of fiscal 2016. The dividend is payable on August 26, 2015 to stockholders of record on August 6, 2015.

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
Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 28, 2015 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.
Results of Operations: first quarter of fiscal 2016 compared to the first quarter of fiscal 2015
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 27, 2015	June 28, 2014
Net revenues	100.0%	100.0%
Cost of revenues	29.1	30.9
Gross margin	70.9	69.1
Operating expenses:
Research and development	23.1	19.9
Selling, general and administrative	15.0	15.1
Amortization of acquisition-related intangibles	0.3	0.4
Total operating expenses	38.4	35.4
Operating income	32.5	33.7
Interest and other expense, net	1.9	1.0
Income before income taxes	30.6	32.7
Provision for income taxes	3.7	4.4
Net income	26.9%	28.3%

Net Revenues
We sell our products to global manufacturers of electronic products in end markets such as wired and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Virtex® UltraScaleTM, Kintex® UltraScale, Virtex-7, Kintex-7, Artix®-7, Zynq®-7000 and Spartan®-6 product families.

•	Mainstream Products include the Virtex-6, Virtex-5 and CoolRunnerTM-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Virtex, Spartan-3, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, HardWire, software and support/services.
These product categories, except for Support Products, are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on March 29, 2015, which was the beginning of our fiscal 2016. The amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers’ latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the customers’ older systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.
Net revenues of $549.0 million in the first three months of fiscal 2016 represented a 10% decrease from the comparable prior year period of $612.6 million. While net revenues from New Products, and to a lesser extent Base Products, increased in the first three months of fiscal 2016 versus the comparable prior year period, the decline from our Mainstream products more than offset the increases. No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2016.
For the first three months of fiscal 2016, approximately 62% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of June 27, 2015, we had $76.4 million of deferred revenue and $20.7 million of deferred cost of revenues recognized as a net $55.7 million of deferred income on shipments to distributors. As of March 28, 2015, we had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.
Net Revenues by Product
Net revenues by product categories for the first quarter of fiscal 2016 and 2015 were as follows:

	Three Months Ended
(In millions)	June 27, 2015	% of Total	% Change	June 28, 2014	% of Total
New Products	$206.8	38	10	$188.4	31
Mainstream Products	137.1	25	(40)	227.3	37
Base Products	186.5	34	5	177.4	29
Support Products	18.6	3	(5)	19.5	3
Total net revenues	$549.0	100	(10)	$612.6	100

Net revenues from New Products increased in the first three months of fiscal 2016 compared to the comparable prior year period. The increase was a result of sales growth from our 28nm and 20nm product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm and 20nm products.
Net revenues from Mainstream Products decreased in the first three months of fiscal 2016 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-6 and Virtex-5 product families.
Net revenues from Base Products increased in the first three months of fiscal 2016 from the comparable prior year period. The increase was due to higher sales from our Virtex-2 as well as Spartan-3 product families. While the revenue from Base Products increased this quarter, these are mature products and as a result their sales are expected to decline over time.
Net revenues from Support Products decreased in the first three months of fiscal 2016 compared to the comparable prior year period. The decrease was primarily due to a decline in sales from our programmable read-only memory (PROM) products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. On March 29, 2015, we modified our end market categories by combining the Other category, which was previously a stand-alone category, into the Communications and Data Center. Amounts for prior period presented have been reclassified accordingly. As such, net revenues by end markets are now classified into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.
Net revenues by end markets for the first quarter of fiscal 2016 and 2015 were as follows:

	Three Months Ended
(% of total net revenues)	June 27, 2015	% Change in Dollars	June 28, 2014
Communications & Data Center	38%	(36)	53%
Industrial, Aerospace & Defense	44	27	31
Broadcast, Consumer & Automotive	18	2	16
Total net revenues	100%	(10)	100%
Net revenues from Communications & Data Center decreased in the first quarter of fiscal 2016 from the comparable prior year period. The decrease was primarily due to weaker sales from both wireline and wireless communications, with wireless communications, primarily in China, driving most of the decrease.
Net revenues from Industrial, Aerospace & Defense increased in the first quarter of fiscal 2016 from the comparable prior year period. The increase was driven by all sub-segments within Industrial, Aerospace & Defense, with aerospace & defense applications driving the most growth.
Net revenues from Broadcast, Consumer & Automotive increased slightly in the first three months of fiscal 2016 from the comparable prior year period. The increase was due to an increase in automotive applications, which more than offset the decreases in all other applications within Broadcast, Consumer & Automotive.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2016 and 2015 were as follows:

	Three Months Ended
(In millions)	June 27, 2015	% of Total	% Change	June 28, 2014	% of Total
North America	$188.6	34	18	$160.4	26
Asia Pacific	197.8	36	(24)	261.4	43
Europe	104.1	19	(19)	129.2	21
Japan	58.5	11	(5)	61.6	10
Total net revenues	$549.0	100	(10)	$612.6	100

Net revenues in North America increased in the first quarter of fiscal 2016 from the comparable prior year period. The increase was primarily due to higher sales from Industrial and Aerospace & Defense. However, the increase was offset by decreases in sales to all other end markets.
Net revenues in Asia Pacific decreased in the first quarter of fiscal 2016 from the comparable prior year period. The decrease was primarily due to a decrease in sales to the Communications & Data Center, particularly wireless communication applications.
Net revenues in Europe decreased in the first quarter of fiscal 2016 from the comparable prior year period. The decrease was also primarily due to a decrease in sales to the Communications & Data Center, particularly wireless communication applications.
Net revenues in Japan decreased in the first quarter of fiscal 2016 from the comparable prior year period. The decrease was primarily due to a decrease in sales to the Communications & Data Center, particularly wireline applications. However, the decrease was partially offset by an increase in sales from automotive applications.

Gross Margin

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Gross margin	$389.1	(8)%	$423.4
Percentage of net revenues	70.9%		69.1%

Gross margin was higher by 1.8 percentage points in the first quarter of fiscal 2016 from the comparable prior year period. The improvement in gross margin was driven primarily by our continued focus on margin expansion and cost reduction across our product portfolio, in particular our New Products. Additionally, the improvement in gross margin was also driven by our product and customer mix, whereby revenues from all applications within Industrial, Aerospace & Defense (which has relatively higher gross margin) increased, while revenues from wireless communications (which has relatively lower gross margin) decreased, proportionately as a percentage of our overall revenue.
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

In order to compete effectively, we pass manufacturing cost reductions to our customers in the form of reduced prices to the extent that we can maintain acceptable margins. Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost. We have historically been able to offset much of this price decline in our mature products with increased revenues from newer products.

Research and Development

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Research and development	$126.6	4%	$122.0
Percentage of net revenues	23%		20%

R&D spending increased $4.6 million, or 4%, for the first quarter of fiscal 2016 from the comparable prior year period. The increase was primarily attributable to higher employee compensation (including stock-based compensation) related to our next generation product developments.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Selling, general and administrative	$82.1	(11)%	$92.5
Percentage of net revenues	15%		15%

SG&A expenses decreased $10.4 million for the first quarter of fiscal 2016 from the comparable prior year period as we incurred lower employee-related and legal expenses in the first three months of fiscal 2016.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Amortization of acquisition-related intangibles	$1.8	(27)%	$2.4
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2016 decreased slightly from the comparable prior year period as certain acquisition-related intangibles have been fully amortized and there was no new major acquisition in the past year.
Stock-Based Compensation

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Stock-based compensation included in:
Cost of revenues	$2.0	—%	$2.0
Research and development	14.7	40%	10.5
Selling, general and administrative	9.6	1%	9.6
	$26.3	19%	$22.1
The 19% increase in stock-based compensation expense for the first quarter of fiscal 2016 as compared to the prior year period was primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years.
Interest and Other Expense, Net

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Interest and other expense, net	$10.5	69%	$6.2
Percentage of net revenues	2%		1%
Our net interest and other expense increased $4.3 million in the first quarter of fiscal 2016 from the comparable prior year period. The increase was primarily due to higher losses related to foreign-exchange transactions.
Provision for Income Taxes

	Three Months Ended
(In millions)	June 27, 2015	Change	June 28, 2014
Provision for income taxes	$20.3	(24)%	$26.7
Percentage of net revenues	4%		4%
Effective tax rate	12%		13%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the first quarter of fiscal 2016 as compared to the prior year period was primarily due to a shift in the geographic mix of earnings with fewer earnings subject to U.S. tax.

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

The combination of cash, cash equivalents and short-term and long-term investments as of June 27, 2015 and March 28, 2015 totaled $3.58 billion and $3.57 billion, respectively. As of June 27, 2015, we had cash, cash equivalents and short-term investments of $3.33 billion and working capital of $3.02 billion. As of March 28, 2015, cash, cash equivalents and short-term investments were $3.30 billion and working capital was $2.97 billion.

As of June 27, 2015, we had $1.87 billion of cash and cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $872.2 million of the $1.87 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 27, 2015. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first quarter of fiscal 2016, our operations generated net positive cash flow of $183.2 million, which was $53.1 million higher than the $130.1 million generated during the first quarter of fiscal 2015. The positive cash flow from operations generated during the first quarter of fiscal 2016 was primarily from net income as adjusted for non-cash related items, decrease in inventory and increase in accounts payable. These items were partially offset by decreases in deferred income on shipments to distributors and income taxes payable, as well as increases in accounts receivable and other assets. Accounts receivable increased by $5.4 million and days sales outstanding (DSO) increased to 42 days at June 27, 2015 from 38 days at March 28, 2015 due to the timing of shipments and collections. Our inventory levels as of June 27, 2015 were $9.3 million lower at $222.0 million compared to $231.3 million at March 28, 2015, but due to lower cost of revenues the combined inventory days at Xilinx and distribution increased to 138 days at June 27, 2015 from 130 days at March 28, 2015. Since fiscal 2014, our inventory levels were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales. We expect to ship the vast majority of these parts over the next one to two years.

Investing Activities —Net cash used in investing activities was $251.5 million during the first quarter of fiscal 2016, as compared to net cash used in investing activities of $317.2 million in the first quarter of fiscal 2015. Net cash used in investing activities during the first quarter of fiscal 2016 consisted primarily of $244.1 million of net purchases of available-for-sale securities and $7.7 million for purchases of property, plant and equipment.

Financing Activities —Net cash used in financing activities was $157.9 million in the first quarter of fiscal 2016, as compared to $161.6 million in the first quarter of fiscal 2015. Net cash used in financing activities during the first quarter of fiscal 2016 consisted of $100.0 million of cash payment to repurchase common stocks and $80.2 million dividend payments to stockholders, which was partially offset by $18.4 million of net proceeds from issuance of common stock under employee stock plans and $3.8 million for the excess of the tax benefit from stock-based compensation.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of June 27, 2015 and additional information about operating leases.
Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 27, 2015, we had $120.6 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 27, 2015, we also had $32.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.
As of June 27, 2015, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of June 27, 2015, the 2017 Convertible Notes debenture are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of June 27, 2015. The 2019 and 2021 notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of June 27, 2015, $13.0 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.
Off-Balance-Sheet Arrangements

As of June 27, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.2 million shares of our common stock for $100.0 million during the first quarter of fiscal 2016. During the first quarter of 2015, the Company repurchased 2.1 million shares of common stock for a total of $100.0 million. During the first quarter of fiscal 2016, we paid $80.2 million in cash dividends to stockholders, representing $0.31 per common share. During the first quarter of fiscal 2015, we paid $77.4 million in cash dividends to stockholders, representing $0.29 per common share. On July 21, 2015 our Board of Directors declared a cash dividend of $0.31 per common share for the second quarter of fiscal 2016. The dividend is payable on August 26, 2015 to stockholders of record on August 6, 2015. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consists of fixed income securities with a fair value of approximately $3.16 billion as of June 27, 2015. These investments include municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 27, 2015 would have affected the fair value of our investment portfolio by less than $48.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 27, 2015 and March 28, 2015, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	June 27, 2015	March 28, 2015
Singapore Dollar	$36.9	$43.9
Euro	23.1	30.0
Indian Rupee	21.2	22.2
British Pound	11.8	12.9
Japanese Yen	3.7	5.0
	$96.7	$114.0

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2016. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 27, 2015 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 27, 2015 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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
During the past six years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations for the second and third quarter of fiscal 2012 and the third quarter of fiscal 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.
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
Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. However, we may not be successful in executing this strategy. In addition, we anticipate continued pressure from our customers to reduce prices, which may outpace our ability to lower the cost for established products. We also expect that consolidation in our industry, like Intel Corporation's recently announced plan to acquire Altera, may impact the competitive landscape to our detriment, such as by allowing our competitors to devote greater resources to developing, marketing and selling their products.
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
Resale of product through Avnet accounted for 51% of our worldwide net revenues in the first quarter of fiscal 2016 and as of June 27, 2015, Avnet accounted for 67% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
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
During the past few years our inventory levels were higher than historical norms due to weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure, intercompany arrangements and tax planning strategies. A significant portion of our earnings are earned by our subsidiaries outside the U.S. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. While we have no current intention to change the amount of permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax on such repatriated earnings could negatively impact our effective tax rates, financial condition and results of operations.
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
As of June 27, 2015 we had 2.00 billion authorized common shares, of which 257.0 million shares were outstanding. In addition, 35.2 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.5 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.5 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
The aggregate amount of our consolidated indebtedness as of June 27, 2015 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $41.45 per share.
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

On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Program has no stated expiration date. Through June 27, 2015, the Company had used $252.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $547.4 million available for future purchases.
The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
March 29, 2015 to May 2, 2015	—	$—	—	$647,359
May 3, 2015 to May 30, 2015	1,615	$45.49	1,615	$573,866
May 31, 2015 to June 27, 2015	583	$45.49	583	$547,359
Total for the Quarter	2,198		2,198

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 31, 2015	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)