Form 10-Q
period 2015-09-26
XILINX INC
filed 2015-10-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 16, 2015
Common Stock, $.01 par value	256,975,016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$527,572	$604,262	$1,076,580	$1,216,895
Cost of revenues	157,640	169,617	317,594	358,806
Gross margin	369,932	434,645	758,986	858,089
Operating expenses:
Research and development	130,220	138,335	256,868	260,348
Selling, general and administrative	84,761	93,883	166,904	186,396
Amortization of acquisition-related intangibles	1,769	2,378	3,538	4,796
Total operating expenses	216,750	234,596	427,310	451,540
Operating income	153,182	200,049	331,676	406,549
Interest and other expense, net	9,213	5,731	19,740	11,953
Income before income taxes	143,969	194,318	311,936	394,596
Provision for income taxes	16,671	22,802	36,923	49,469
Net income	$127,298	$171,516	$275,013	$345,127
Net income per common share:
Basic	$0.49	$0.64	$1.07	$1.29
Diluted	$0.48	$0.62	$1.03	$1.24
Cash dividends per common share	$0.31	$0.29	$0.62	$0.58
Shares used in per share calculations:
Basic	257,640	265,942	257,744	267,098
Diluted	266,046	275,800	268,070	278,784

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$127,298	$171,516	$275,013	$345,127
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(253)	(3,728)	(5,180)	4,231
Reclassification adjustment for gains on available-for-sale securities	(18)	(927)	(196)	(1,318)
Change in net unrealized losses on hedging transactions	(2,496)	(3,602)	(378)	(3,060)
Reclassification adjustment for (gains) losses on hedging transactions	2,071	(211)	3,944	(1,018)
Cumulative translation adjustment, net	(623)	(578)	(1,546)	(407)
Other comprehensive loss	(1,319)	(9,046)	(3,356)	(1,572)
Total comprehensive income	$125,979	$162,470	$271,657	$343,555

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 26, 2015	March 28, 2015 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$760,611	$892,572
Short-term investments	2,535,173	2,410,489
Accounts receivable, net	282,627	246,615
Inventories	212,973	231,328
Deferred tax assets	100,294	79,519
Prepaid expenses and other current assets	89,483	74,528
Total current assets	3,981,161	3,935,051
Property, plant and equipment, at cost	809,662	804,623
Accumulated depreciation and amortization	(522,285)	(503,585)
Net property, plant and equipment	287,377	301,038
Long-term investments	235,922	266,902
Goodwill	159,296	159,296
Acquisition-related intangibles, net	9,214	12,752
Other assets	217,380	223,026
Total Assets	$4,890,350	$4,898,065

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,279	$80,113
Accrued payroll and related liabilities	154,876	156,600
Income taxes payable	6,657	19,693
Deferred income on shipments to distributors	81,707	66,071
Other accrued liabilities	50,243	64,676
Current portion of long-term debt	581,580	576,053
Total current liabilities	950,342	963,206
Long-term debt	995,333	994,839
Deferred tax liabilities	308,662	289,868
Long-term income taxes payable	13,033	13,245
Other long-term liabilities	1,311	1,366
Commitments and contingencies	—	—
Temporary equity (Note 10)	18,420	23,947
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,569	2,583
Additional paid-in capital	683,140	653,882
Retained earnings	1,932,046	1,966,278
Accumulated other comprehensive loss	(14,506)	(11,149)
Total stockholders’ equity	2,603,249	2,611,594
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,890,350	$4,898,065

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$275,013	$345,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,725	27,146
Amortization	8,708	10,508
Stock-based compensation	53,001	50,846
Net gain on sale of available-for-sale securities	(618)	(2,412)
Amortization of debt discounts	6,019	6,008
Provision for deferred income taxes	1,129	26,304
Excess tax benefit from stock-based compensation	(10,455)	(13,775)
Changes in assets and liabilities:
Accounts receivable, net	(36,013)	(22,796)
Inventories	18,119	(28,409)
Prepaid expenses and other current assets	(9,051)	(13,250)
Other assets	(3,106)	(2,871)
Accounts payable	(4,834)	(44,006)
Accrued liabilities	(11,909)	7,066
Income taxes payable	(10,481)	(17,237)
Deferred income on shipments to distributors	15,636	5,751
Net cash provided by operating activities	316,883	334,000
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,349,852)	(1,566,289)
Proceeds from sale and maturity of available-for-sale securities	1,248,939	1,432,191
Purchases of property, plant and equipment	(13,051)	(17,543)
Other investing activities	242	(5,251)
Net cash used in investing activities	(113,722)	(156,892)
Cash flows from financing activities:
Repurchases of common stock	(199,998)	(301,015)
Proceeds from issuance of common stock through various stock plans, net	14,823	5,532
Payment of dividends to stockholders	(160,402)	(154,378)
Excess tax benefit from stock-based compensation	10,455	13,775
Net cash used in financing activities	(335,122)	(436,086)
Net decrease in cash and cash equivalents	(131,961)	(258,978)
Cash and cash equivalents at beginning of period	892,572	973,677
Cash and cash equivalents at end of period	$760,611	$714,699
Supplemental disclosure of cash flow information:
Interest paid	$20,688	$20,901
Income taxes paid, net	$46,121	$40,139
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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2016 will be a 53-week year ending on April 2, 2016, while fiscal 2015 was a 52-week year ending on March 28, 2015. Accordingly, the third quarter of fiscal 2016 will be a 14-week quarter ending on January 2, 2016. The quarters ended September 26, 2015 and September 27, 2014 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning in fiscal year 2019, with an option to early adopt in fiscal year 2018. The new standard is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements, including selection of the transition method and the adoption date.

In May 2015, the FASB issued the authoritative guidance that eliminates current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value using the practical expedient approach. Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for Xilinx would be the first quarter of fiscal year 2017 and should be applied using a retrospective approach. Earlier adoption is permitted. This guidance does not affect the underlying accounting for such investments.
In July 2015, the FASB issued the authoritative guidance that requires an entity to measure inventory at the lower of cost or net realizable value (NRV). NRV is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2018. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.
In August 2015, FASB issued the authoritative guidance that clarifies the guidance regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This guidance clarifies that an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance to have significant impact on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 26, 2015 and March 28, 2015, Avnet accounted for 70% and 67% of the Company’s total net accounts receivable, respectively. For the second quarter and first six months of fiscal 2016, resale of product through Avnet accounted for 50% and 51% of the Company’s worldwide net revenues, respectively. Resale of product through Avnet accounted for 43% of the Company’s worldwide net revenues for both the second quarter and the first six months of fiscal 2015.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter as well as the first six months of fiscal 2016 and 2015.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 89% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of September 26, 2015, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2016 and the Company did not adjust or override any fair value measurements as of September 26, 2015.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2015 and March 28, 2015:

	September 26, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$203,815	$—	$—	$203,815
Financial institution securities	—	75,006	—	75,006
Non-financial institution securities	—	257,342	—	257,342
U.S. government and agency securities	—	5,000	—	5,000
Foreign government and agency securities	—	75,924	—	75,924
Short-term investments:
Financial institution securities	—	225,000	—	225,000
Non-financial institution securities	—	214,189	—	214,189
Municipal bonds	—	55,856	—	55,856
U.S. government and agency securities	150,481	296,097	—	446,578
Foreign government and agency securities	—	125,557	—	125,557
Asset-backed securities	—	207,461	—	207,461
Mortgage-backed securities	—	963,354	—	963,354
Debt mutual funds	—	34,650	—	34,650
Bank loans	—	104,052	—	104,052
Commercial mortgage-backed securities	—	158,476	—	158,476
Long-term investments:
Auction rate securities	—	—	10,413	10,413
Asset-backed securities	—	7,387		7,387
Municipal bonds	—	7,258	—	7,258
Mortgage-backed securities	—	156,851	—	156,851
Debt mutual fund	—	53,671	—	53,671
Commercial mortgage-backed securities	—	342	—	342
Total assets measured at fair value	$354,296	$3,023,473	$10,413	$3,388,182

Liabilities
Derivative financial instruments, net	$—	$4,533	$—	$4,533
Total liabilities measured at fair value	$—	$4,533	$—	$4,533
Net assets measured at fair value	$354,296	$3,018,940	$10,413	$3,383,649

	March 28, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$235,583	$—	$—	$235,583
Financial institution securities	—	229,999	—	229,999
Non-financial institution securities	—	89,995	—	89,995
U.S. government and agency securities	—	200,392	—	200,392
Foreign government and agency securities	—	37,996	—	37,996
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	339,029	—	339,029
Municipal Bonds	—	40,006	—	40,006
U.S. government and agency securities	256,514	301,010	—	557,524
Foreign government and agency securities	—	159,936	—	159,936
Mortgage-backed securities	—	897,776	—	897,776
Debt mutual fund	—	38,608	—	38,608
Bank loans	—	98,100	—	98,100
Asset-backed securities	—	204,510	—	204,510
Long-term investments:
Auction rate securities	—	—	10,312	10,312
Municipal bonds	—	9,650	—	9,650
Mortgage-backed securities	—	182,400	—	182,400
Debt mutual fund	—	56,592	—	56,592
Asset-backed securities	—	7,948	—	7,948
Total assets measured at fair value	$492,097	$2,968,947	$10,312	$3,471,356
Liabilities
Derivative financial instruments, net	$—	$9,251	$—	$9,251
Total liabilities measured at fair value	$—	$9,251	$—	$9,251
Net assets measured at fair value	$492,097	$2,959,696	$10,312	$3,462,105

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance as of beginning of period	$10,409	$20,704	$10,312	$20,160
Total realized and unrealized gains (losses):
Included in other comprehensive income	4	(96)	101	448
Balance as of end of period	$10,413	$20,608	$10,413	$20,608

As of September 26, 2015, marketable securities measured at fair value using Level 3 inputs were comprised of $10.4 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019 (2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of September 26, 2015 were approximately $889.8 million, $500.2 million and $506.9 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 26, 2015				March 28, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$203,815	$—	$—	$203,815	$235,583	$—	$—	$235,583
Financial institution
securities	300,006	—	—	300,006	304,999	—	—	304,999
Non-financial institution
securities	471,681	82	(232)	471,531	429,005	25	(6)	429,024
Auction rate securities	10,500	—	(87)	10,413	10,500	—	(188)	10,312
Municipal bonds	62,776	584	(246)	63,114	49,064	744	(152)	49,656
U.S. government and
agency securities	451,441	144	(7)	451,578	757,954	91	(129)	757,916
Foreign government and
agency securities	201,481	—	—	201,481	197,932	—	—	197,932
Mortgage-backed securities	1,116,561	8,489	(4,845)	1,120,205	1,075,730	8,942	(4,496)	1,080,176
Asset-backed securities	214,120	1,251	(523)	214,848	211,487	1,130	(159)	212,458
Debt mutual funds	101,350	—	(13,029)	88,321	101,350	—	(6,150)	95,200
Bank loans	104,101	44	(93)	104,052	98,131	29	(60)	98,100
Commercial mortgage-
backed securities	159,227	424	(833)	158,818	—	—	—	—
	$3,397,059	$11,018	$(19,895)	$3,388,182	$3,471,735	$10,961	$(11,340)	$3,471,356

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 26, 2015 and March 28, 2015:

	September 26, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$65,885	$(232)	$—	$—	$65,885	$(232)
Auction rate securities	—	—	10,414	(87)	10,414	(87)
Municipal bonds	24,204	(107)	2,407	(139)	26,611	(246)
U.S. government and
agency securities	63,640	(7)	—	—	63,640	(7)
Mortgage-backed securities	471,040	(3,681)	52,141	(1,164)	523,181	(4,845)
Asset-backed securities	72,972	(479)	9,631	(44)	82,603	(523)
Debt mutual funds	34,650	(5,350)	53,671	(7,679)	88,321	(13,029)
Bank loans	42,444	(61)	28,253	(32)	70,697	(93)
Commercial mortgage-
backed securities	70,654	(819)	342	(14)	70,996	(833)
	$845,489	$(10,736)	$156,859	$(9,159)	$1,002,348	$(19,895)

	March 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$7,190	$(6)	$—	$—	$7,190	$(6)
Auction rate securities	—	—	10,312	(188)	10,312	(188)
Municipal bonds	10,014	(94)	1,931	(58)	11,945	(152)
U.S. government and
agency securities	451,296	(129)	—	—	451,296	(129)
Mortgage-backed securities	448,770	(3,169)	49,207	(1,327)	497,977	(4,496)
Asset-backed securities	75,009	(159)	—	—	75,009	(159)
Debt mutual funds	38,608	(1,392)	56,592	(4,758)	95,200	(6,150)
Bank loans	65,085	(60)	—	—	65,085	(60)
	$1,095,972	$(5,009)	$118,042	$(6,331)	$1,214,014	$(11,340)

As of September 26, 2015, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and debt mutual funds due to the general rising of the interest-rate environment and foreign currency movement. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the same reasons stated above. The percentages of the losses to the total estimated fair value of the investments were insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 26, 2015 and March 28, 2015 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 26, 2015 and March 28, 2015. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, auction rate securities, municipal bonds, U.S. and foreign government and agency securities, mortgage-backed securities, asset-backed securities, bank loans and commercial mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 26, 2015
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,263,805	$1,263,844
Due after one year through five years	420,118	419,993
Due after five years through ten years	292,227	292,621
Due after ten years	1,115,744	1,119,588
	$3,091,894	$3,096,046
As of September 26, 2015, $1.68 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Proceeds from sale of available-for-sale securities	$54,989	$236,263	$121,030	$295,844
Gross realized gains on sale of available-for-sale securities	$476	$2,243	$836	$3,080
Gross realized losses on sale of available-for-sale securities	(88)	(501)	(218)	(668)
Net realized gains on sale of available-for-sale securities	$388	$1,742	$618	$2,412
Amortization of premiums on available-for-sale securities	$7,043	$6,413	$13,511	$12,646

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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
As of September 26, 2015 and March 28, 2015, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	September 26, 2015	March 28, 2015
Singapore Dollar	$30,565	$43,901
Euro	20,410	29,973
Indian Rupee	23,214	22,228
British Pound	11,600	12,946
Japanese Yen	3,526	4,994
	$89,315	$114,042

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2016. The majority of net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next twelve months.
As of September 26, 2015, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of September 26, 2015 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of September 26, 2015 and March 28, 2015, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 26, 2015	Prepaid expenses and other current assets	$194	Other accrued liabilities	$4,727
March 28, 2015	Prepaid expenses and other current assets	$—	Other accrued liabilities	$9,320

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the second quarter and the first six months of fiscal 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$426	$(3,838)	$(3,564)	$(4,123)

Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$(2,071)	$211	$(3,944)	$1,018

Amount of gains (losses) recorded (ineffective portion) *	$7	$(43)	$(22)	$(13)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock-based compensation included in:
Cost of revenues	$1,763	$2,077	$3,727	$4,069
Research and development	12,934	14,831	27,626	25,336
Selling, general and administrative	11,984	11,832	21,648	21,441
	$26,681	$28,740	$53,001	$50,846

During the first six months of fiscal 2016 and 2015, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $7.3 million and $9.9 million, respectively.

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 29, 2014	5,280	$25.22
Exercised	(2,009)	$25.80
Forfeited/cancelled/expired	(24)	$32.22
March 28, 2015	3,247	$24.81
Exercised	(1,159)	$24.64
Forfeited/cancelled/expired	(12)	$31.99
September 26, 2015	2,076	$24.86
Options exercisable at:
September 26, 2015	2,039	$24.69
March 28, 2015	3,173	$24.59
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock unit (RSU) awards, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of September 26, 2015, 13.0 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and six months ended September 26, 2015 was $7.5 million and $23.3 million, respectively. The total pre-tax intrinsic value of options exercised during the three and six months ended September 27, 2014 was $4.8 million and $15.9 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

The Company's stock-based compensation expense relating to options during the first six months of fiscal 2016 and 2015 was not material.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07
Granted	2,754	$41.13
Vested	(2,178)	$37.18
Cancelled	(399)	$39.63
September 26, 2015	7,050	$40.42

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2016 was $41.07 ($44.40 for the second quarter of fiscal 2015), and for the first six months of fiscal 2016 was $41.13 ($43.84 for the first six months of fiscal 2015), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Risk-free interest rate	1.3%	0.7%	1.3%	0.7%
Dividend yield	2.8%	2.4%	2.8%	2.4%
For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first six months of fiscal 2016 and 2015, we withheld $28.6 million and $31.7 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
Employee Stock Purchase Plan
Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 438 thousand shares for $14.5 million during the second quarter of fiscal 2016 and 446 thousand shares for $14.9 million in the second quarter of fiscal 2015. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2016 and 2015 was $9.78 and $9.75, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2016 and 2015 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2016	2015
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.25	0.25
Risk-free interest rate	0.4%	0.2%
Dividend yield	3.0%	2.8%
The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2016. As of September 26, 2015, 10.1 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income available to common stockholders	$127,298	$171,516	$275,013	$345,127
Weighted average common shares outstanding-basic	257,640	265,942	257,744	267,098
Dilutive effect of employee equity incentive plans	1,920	3,155	2,423	3,653
Dilutive effect of 2017 Convertible Notes and warrants	6,486	6,703	7,903	8,033
Weighted average common shares outstanding-diluted	266,046	275,800	268,070	278,784
Basic earnings per common share	$0.49	$0.64	$1.07	$1.29
Diluted earnings per common share	$0.48	$0.62	$1.03	$1.24

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
Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 1.7 million and 3.0 million shares, for the second quarter and the first six months of fiscal 2016, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated NRV) and are comprised of the following:

(In thousands)	September 26, 2015	March 28, 2015
Raw materials	$12,014	$14,174
Work-in-process	163,090	183,472
Finished goods	37,869	33,682
	$212,973	$231,328

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of September 26, 2015, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.

The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.1754 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.26 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of September 26, 2015 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of September 26, 2015, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 26, 2015	March 28, 2015
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(25,907)	(33,679)
Hedge accounting adjustment – sale of interest rate swap	7,487	9,732
Net carrying value of the 2017 Convertible Notes	$581,580	$576,053

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of September 26, 2015, the remaining term of the 2017 Convertible Notes is 1.7 years. As of September 26, 2015, the if-converted value of the 2017 Convertible Notes was $859.1 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Contractual coupon interest	$3,938	$3,938	$7,875	$7,875
Amortization of debt issuance costs	362	362	724	724
Amortization of debt discount, net	2,763	2,763	5,526	5,526
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$14,125	$14,125
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counter parties. The call options give the Company the right to purchase up to 20.5 million shares of its common stock at $29.26 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counter parties, which give the hedge counter parties the right to purchase up to 20.5 million shares of the Company’s common stock at $41.45 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.

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

The following table summarizes the carrying value of the 2019 and 2021 Notes as of September 26, 2015 and March 28, 2015:

(In thousands)	September 26, 2015	March 28, 2015
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,818)	(2,073)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(2,849)	(3,088)
Total carrying value	$995,333	$994,839

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Contractual coupon interest	$6,406	$6,406	$12,813	$12,813
Amortization of debt issuance costs	146	134	293	290
Amortization of debt discount, net	247	242	493	482
Total interest expense related to the 2019 and 2021 Notes	$6,799	$6,782	$13,599	$13,585
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 26, 2015, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In November 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Program has no stated expiration date.
Through September 26, 2015, the Company had used $352.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $447.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 26, 2015 and March 28, 2015.

During the first six months of fiscal 2016, the Company repurchased 4.6 million shares of common stock in the open market for a total of $200.0 million. During the first six months of fiscal 2015, the Company repurchased 7.0 million shares of common stock in the open market for a total of $300.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Interest income	$8,124	$8,392	$16,099	$16,893
Interest expense	(13,862)	(13,845)	(27,724)	(27,710)
Other expense, net	(3,475)	(278)	(8,115)	(1,136)
	$(9,213)	$(5,731)	$(19,740)	$(11,953)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 26, 2015	March 28, 2015
Accumulated unrealized losses on available-for-sale securities, net of tax	$(5,614)	$(238)
Accumulated unrealized losses on hedging transactions, net of tax	(3,957)	(7,523)
Accumulated cumulative translation adjustment, net of tax	(4,935)	(3,388)
Accumulated other comprehensive loss	$(14,506)	$(11,149)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $16.7 million and $36.9 million for the second quarter and the first six months of fiscal 2016, respectively, representing an effective tax rate of 12% for both periods. The Company recorded tax provisions of $22.8 million and $49.5 million for the second quarter and the first six months of fiscal 2015, respectively, representing effective tax rates of 12% and 13%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of September 26, 2015, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, were $30.0 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $12.4 million as of September 26, 2015. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is currently under examination by the IRS for fiscal years 2012 through 2014. The Company believes that its allowances for income tax contingencies are adequate and does not anticipate a significant change in its income tax contingencies as a result of the IRS audit.

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

Fiscal	(In thousands)
2016 (remaining six months)	$2,486
2017	3,972
2018	2,792
2019	2,474
2020	1,657
Thereafter	2,145
Total	$15,526
Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $3.0 million as of September 26, 2015. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.1 million for the three and six months ended September 26, 2015, respectively. Rent expense, net of rental income, under all operating leases was $697 thousand and $1.5 million for the three and six months ended September 27, 2014, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2016 and 2015.
Other commitments as of September 26, 2015 totaled $97.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 26, 2015, the Company also had $21.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2016 and the end of fiscal 2015, the accrual balance of the product warranty liability was immaterial.

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

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents. In the Delaware Action, Papst seeks unspecified damages, interest and costs.   On July 9, 2015, the Court in the California Action granted Papst’s motion to dismiss for lack of personal jurisdiction and the California Action was dismissed.  The Company has filed notice that it intends to appeal the dismissal of the California Action to the U.S. Court of Appeals for the Federal Circuit.  On September 1, 2015, the Court in the Delaware Action granted the Company’s motion to transfer the Delaware Action to the U.S. District Court for the Northern District of California.  Papst has filed an objection to that order. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

Other Matters

On January 31, 2014, Evan Levine and Keith McClellan filed an action on behalf of the United States in the United States District Court for the Eastern District of Kentucky (United States of America, ex. rel. Evan Levine and Keith McClellan v. Avnet Inc., et. al., Case No. 14-cv-00017). The matter alleges violations of the False Claims Act, 31 U.S.C. Section 3729 et seq. and was filed under seal pursuant to 31 U.S.C. Section 3730(b)(2). The lawsuit seeks to recover, on behalf of the United States, $11 thousand for each unspecified, allegedly false and fraudulent claim, plus treble damages. The government investigated the allegations in the complaint and on September 12, 2014, filed a Notice of Election to Decline Intervention. On September 22, 2014, the District Court unsealed the complaint and ordered it to be served on the defendants. On November 21, 2014, the government moved to dismiss the complaint with prejudice. That same day, Mr. McClellan filed a notice of dismissal, leaving Mr. Levine as the only remaining relator. The Company was served with the complaint on December 11, 2014. On April 1, 2015, the District Court granted the government’s motion, dismissing the matter with prejudice. The District Court also entered judgment in favor of the defendants including the Company. On April 27, 2015, Mr. Levine, proceeding without counsel, filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit from the District Court's order and judgment. On August 7, 2015, the Court of Appeals for the Sixth Circuit dismissed the appeal for lack of prosecution. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.

On June 11, 2015, John P. Neblett as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of September 26, 2015 and March 28, 2015, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	September 26, 2015	March 28, 2015	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	77,640	5.6 years
Less accumulated amortization	(68,493)	(64,988)
Core technology, net	9,147	12,652
Other intangibles, gross	46,606	46,606	2.7 years
Less accumulated amortization	(46,539)	(46,506)
Other intangibles, net	67	100
Total acquisition-related intangibles, gross	124,246	124,246
Less accumulated amortization	(115,032)	(111,494)
Total acquisition-related intangibles, net	$9,214	$12,752
Amortization expense for acquisition-related intangibles for the three and six months ended September 26, 2015 was $1.8 million and $3.5 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of September 26, 2015, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2016 (remaining six months)	$3,012
2017	4,761
2018	1,374
2019	67
Total	$9,214

Note 19.	Restructuring Charges

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

The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. As of the end of the second quarter of fiscal 2016, the balance of the restructuring accrual was $3.0 million, which is expected to be paid within the next few quarters.

Note 20.	Subsequent Events
On October 6, 2015, the Company’s Board of Directors declared a cash dividend of $0.31 per common share for the third quarter of fiscal 2016. The dividend is payable on November 24, 2015 to stockholders of record on November 5, 2015.

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

Results of Operations: Second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.9	28.1	29.5	29.5
Gross margin	70.1	71.9	70.5	70.5
Operating expenses:
Research and development	24.7	22.9	23.9	21.4
Selling, general and administrative	16.1	15.5	15.5	15.3
Amortization of acquisition-related intangibles	0.3	0.4	0.3	0.4
Total operating expenses	41.1	38.8	39.7	37.1
Operating income	29.0	33.1	30.8	33.4
Interest and other expense, net	1.7	0.9	1.8	1.0
Income before income taxes	27.3	32.2	29.0	32.4
Provision for income taxes	3.2	3.8	3.4	4.0
Net income	24.1%	28.4%	25.6%	28.4%

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

Net revenues of $527.6 million in the second quarter of fiscal 2016 represented a 13% decrease from the comparable prior year period of $604.3 million. The decrease was driven primarily by applications in aerospace & defense, particularly in North America, and wireless communications across all geographic regions. Net revenues from New Products increased significantly in the second quarter of fiscal 2016 versus the comparable prior year period, but were more than offset by declines from our older products. No end customer accounted for more than 10% of our net revenues for the first six months of fiscal 2016 and 2015.

For the first six months of fiscal 2016, approximately 61% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of September 26, 2015, we had $106.1 million of deferred revenue and $24.4 million of deferred cost of revenues recognized as a net $81.7 million of deferred income on shipments to distributors. As of March 28, 2015, we had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	% Change	September 27, 2014	September 26, 2015	% Change	September 27, 2014
New Products	$228.6	20	$190.4	$435.4	15	$378.8
Mainstream Products	133.7	(29)	189.5	270.8	(35)	416.8
Base Products	147.0	(28)	204.6	333.5	(13)	382.0
Support Products	18.3	(8)	19.8	36.9	(6)	39.3
Total net revenues	$527.6	(13)	$604.3	$1,076.6	(12)	$1,216.9

Net revenues from New Products increased significantly in both the second quarter and the first six months of fiscal 2016 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 28nm and 20nm product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm and 20nm products.

Net revenues from Mainstream Products decreased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 and Virtex-6 product families.

Net revenues from Base Products decreased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were due to declines in sales of our Virtex-2, and to a lesser extent our Spartan-2, product families. Base Products are mature products and their sales are expected to decline over time.
Net revenues from Support Products decreased in both the second quarter and the first six months of fiscal 2016 compared to the comparable prior year periods. The decreases for both periods were primarily due to a decline in sales from our PROM products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. On March 29, 2015, we modified our end market categories by combining the Other category, which was previously a stand-alone category, into the Communications and Data Center category. Amounts for prior period presented have been reclassified accordingly. As such, net revenues by end markets are classified into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense; and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the second quarter and the first six months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 26, 2015	% Change in Dollars	September 27, 2014	September 26, 2015	% Change in Dollars	September 27, 2014
Communications & Data Center	41%	(19)	44%	40%	(28)	49%
Industrial, Aerospace & Defense	41	(12)	41	42	5	36
Broadcast, Consumer & Automotive	18	4	15	18	3	15
Total net revenues	100%	(13)	100%	100%	(12)	100%

Net revenues from Communications & Data Center decreased in the second quarter and the first six month of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily due to lower sales from wireless and wireline communications, with wireless communications driving most of the decrease.

Net revenues from Industrial, Aerospace & Defense decreased in the second quarter of fiscal 2016 from the comparable prior year period in terms of absolute dollars, but increased for the first six months of fiscal 2016 from the comparable prior year period. The decrease for the second quarter of fiscal 2016 was primarily due to a decline in sales from certain key programs within aerospace and defense. The increase for the first six months of fiscal 2016 was due to increases in both test & measurement and industrial, scientific & medical applications.

Net revenues from Broadcast, Consumer & Automotive increased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The increases for both periods were mainly due to higher sales from automotive applications, but were partially offset by a decline in audio, video and broadcast applications.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	% Change	September 27, 2014	September 26, 2015	% Change	September 27, 2014
North America	$156.7	(19)	$192.7	$345.3	(2)	$353.1
Asia Pacific	210.4	(7)	225.3	408.1	(16)	486.6
Europe	105.1	(18)	127.4	209.3	(18)	256.6
Japan	55.4	(6)	58.9	113.9	(6)	120.6
Total net revenues	$527.6	(13)	$604.3	$1,076.6	(12)	$1,216.9

Net revenues in North America decreased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The decrease for the second quarter of fiscal 2016 was primarily due to declines in sales to all end markets, in particular Industrial, Aerospace & Defense due to a decline in sales from certain key programs within aerospace and defense. The decrease for the first six months of fiscal 2016 was due to weaker sales to Communications & Data Center, and to a lesser extent Broadcast, Consumer & Automotive.

Net revenues in Asia Pacific decreased in both the second quarter of fiscal 2016 and the first six months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily due to a decrease in sales to Communications & Data Center, which more than offset the increases in all other end markets in Asia Pacific.

Net revenues in Europe decreased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily due to weaker sales to Communications & Data Center, particularly wireless communication applications.

Net revenues in Japan decreased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily driven by lower sales to both wireless and wireline applications.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Gross margin	$369.9	(15)%	$434.6	$759.0	(12)%	$858.1
Percentage of net revenues	70.1%		71.9%	70.5%		70.5%

Gross margin was lower by 1.8 percentage points in the second quarter of fiscal 2016, but was consistent in the first six months of fiscal 2016, with the comparable prior year periods. Lower gross margin in the second quarter of fiscal 2016 was driven primarily by our product mix as we sold less Base Products, which have relatively higher margins, in the current quarter as compared to the prior year period.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Research and development	$130.2	(6)%	$138.3	$256.9	(1)%	$260.3
Percentage of net revenues	25%		23%	24%		21%

R&D spending decreased $8.1 million, or 6%, for the second quarter of fiscal 2016 from the comparable prior year period. For the first six months of fiscal 2016, R&D spending decreased $3.4 million, or 1%, from the comparable prior year period. The decreases for both periods were primarily attributable to lower mask and wafer expenses related to the tape-out timing of our next generation product development. Additionally, for the second quarter of fiscal 2016, employee-related compensation also decreased mostly due to the variable elements of compensation associated with lower operating margin.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Selling, general and administrative	$84.8	(10)%	$93.9	$166.9	(10)%	$186.4
Percentage of net revenues	16%		16%	16%		15%

SG&A expenses were lower during the second quarter and the first six months of fiscal 2016 as compared to the comparable prior year periods. We incurred lower employee compensation in both periods due to lower headcount (as a result of restructuring in the prior year) and lower variable spending (including sales commissions) associated with lower revenue and operating margin.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Amortization of acquisition-related intangibles	$1.8	(26)%	$2.4	$3.5	(27)%	$4.8
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the second quarter and the first six months of fiscal 2016 decreased slightly from the comparable prior year periods as certain intangibles were fully amortized by fiscal 2016.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Stock-based compensation included in:
Cost of revenues	$1.8	(15)%	$2.1	$3.7	(8)%	$4.1
Research and development	12.9	(13)%	14.8	27.6	9%	25.3
Selling, general and administrative	12.0	1%	11.8	21.7	1%	21.4
	$26.7	(7)%	$28.7	$53.0	4%	$50.8

The decrease in stock-based compensation expense for the second quarter as compared to the prior year period was due to higher forfeiture in the current period. For the first six months of fiscal 2016, stock-based compensation expense increased compared to the prior year period primarily due to higher expenses associated with RSUs (as we granted more RSUs at a higher fair value in recent years), which more than offset higher forfeitures in the current period.

Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Interest and other expense, net	$9.2	61%	$5.7	$19.7	64%	$12.0
Percentage of net revenues	2%		1%	2%		1%

Our net interest and other expense increased in both the second quarter and the first six months of fiscal 2016 from the comparable prior year periods. The increases for both periods were primarily due to higher losses associated with foreign-exchange related transactions.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2015	Change	September 27, 2014	September 26, 2015	Change	September 27, 2014
Provision for income taxes	$16.7	(27)%	$22.8	$36.9	(25)%	$49.5
Percentage of net revenues	3%		4%	3%		4%
Effective tax rate	12%		12%	12%		13%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The effective tax rate remained flat in the second quarter of fiscal 2016 as compared to the prior year period. The decrease in the effective tax rate for the first six months of fiscal 2016 from the comparable prior year period was primarily attributable to a shift in the geographic mix of earnings, with lower earnings subject to U.S. tax expected in fiscal 2016.

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

The combination of cash, cash equivalents and short-term and long-term investments as of September 26, 2015 and March 28, 2015 totaled $3.53 billion and $3.57 billion, respectively. As of September 26, 2015, we had cash, cash equivalents and short-term investments of $3.30 billion and working capital of $3.03 billion. As of March 28, 2015, cash, cash equivalents and short-term investments were $3.30 billion and working capital was $2.97 billion.

As of September 26, 2015, we had $1.98 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $901.9 million of the $1.98 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 26, 2015. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first six months of fiscal 2016, our operations generated net positive cash flow of $316.9 million, which was $17.1 million lower than the $334.0 million generated during the first six months of fiscal 2015. The positive cash flow from operations generated during the first six months of fiscal 2016 was primarily from net income as adjusted for non-cash related items, increase in deferred income on shipments to distributors and a decrease in inventories. These items were partially offset by increases in accounts receivable and prepaid expenses and other current and non-current assets, as well as decreases in accrued liabilities, income taxes payable and accounts payable. Accounts receivable increased by $36.0 million and days sales outstanding increased to 48 days at September 26, 2015 from 38 days at March 28, 2015 due to timing of shipments. Our inventory levels as of September 26, 2015 were $18.4 million lower at $213.0 million compared to $231.3 million at March 28, 2015, but combined inventory days at Xilinx and distribution increased to 136 days at September 26, 2015 from 130 days at March 28, 2015. During the past few quarters, our inventory levels were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales. We expect to ship the vast majority of these products over the next one to two years.

Investing Activities —Net cash used in investing activities was $113.7 million during the first six months of fiscal 2016, as compared to $156.9 million in the first six months of fiscal 2015. Net cash used in investing activities during the first six months of fiscal 2016 consisted primarily of $100.9 million of net purchases of available-for-sale securities and $13.1 million for purchases of property, plant and equipment.

Financing Activities —Net cash used in financing activities was $335.1 million in the first six months of fiscal 2016, as compared to $436.1 million in the first six months of fiscal 2015. Net cash used in financing activities during the first six months of fiscal 2016 consisted of $200.0 million of cash payment to repurchase common stocks and $160.4 million dividend payments to stockholders, which was partially offset by $14.8 million of net proceeds from issuance of common stock under employee stock plans and $10.5 million for excess tax benefits from stock-based compensation.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of September 26, 2015 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 26, 2015, we had $97.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 26, 2015, we also had $21.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through June 2017.

As of September 26, 2015, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of September 26, 2015, the 2017 Convertible Notes are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of September 26, 2015. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of September 26, 2015, $13.0 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of September 26, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first six months of fiscal 2016, we repurchased 4.6 million shares of common stock in the open market for a total of $200.0 million. During the first six months of fiscal 2015, we repurchased 7.0 million shares of common stock in the open market for a total of $300.0 million. During the first six months of fiscal 2016, we paid $160.4 million in cash dividends to stockholders, representing $0.62 per common share. During the first six months of fiscal 2015, we paid $154.4 million in cash dividends to stockholders, representing $0.58 per common share. On October 6, 2015, our Board of Directors declared a cash dividend of $0.31 per common share for the third quarter of fiscal 2016. The dividend is payable on November 24, 2015 to stockholders of record on November 5, 2015. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.18 billion as of September 26, 2015. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 26, 2015 would have affected the fair value of our investment portfolio by less than $44.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 26, 2015 and March 28, 2015, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	September 26, 2015	March 28, 2015
Singapore Dollar	$30.6	$43.9
Euro	20.4	30.0
Indian Rupee	23.2	22.2
British Pound	11.6	12.9
Japanese Yen	3.5	5.0
	$89.3	$114.0

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2016. The majority of net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next twelve months.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 26, 2015 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 26, 2015 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 26, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Programmable Logic Devices (PLD) compete in the logic integrated circuits (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera Corporation (Altera), Lattice

Semiconductor Corporation and Microsemi Corporation, and from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues.

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

Resale of product through Avnet accounted for 51% of our worldwide net revenues in fiscal 2016 and as of September 26, 2015, Avnet accounted for 70% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

As of September 26, 2015 we had 2.00 billion authorized common shares, of which 256.9 million shares were outstanding. In addition, 32.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.5 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.5 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of September 26, 2015 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

In November 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Program has no stated expiration date. Through September 26, 2015, the Company had used $352.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $447.4 million available for future purchases.

The following table summarizes our repurchase of our common stock during the second quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
June 28, 2015 to August 1, 2015	996	$41.13	996	$506,373
August 2 to August 29, 2015	1,382	$42.72	1,382	$447,360
August 30 to September 26, 2015	—	$—	—	$447,360
Total for the Quarter	2,378		2,378

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 28, 2015	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)