Form 10-Q
period 2016-01-02
XILINX INC
filed 2016-01-29
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 15, 2016
Common Stock, $.01 par value	255,539,932

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net revenues	$566,235	$593,549	$1,642,815	$1,810,445
Cost of revenues	178,514	179,638	496,108	538,445
Gross margin	387,721	413,911	1,146,707	1,272,000
Operating expenses:
Research and development	141,378	133,455	398,246	393,803
Selling, general and administrative	84,470	88,076	251,374	274,472
Amortization of acquisition-related intangibles	1,769	2,371	5,306	7,167
Total operating expenses	227,617	223,902	654,926	675,442
Operating income	160,104	190,009	491,781	596,558
Interest and other expense, net	5,053	4,007	24,793	15,960
Income before income taxes	155,051	186,002	466,988	580,598
Provision for income taxes	24,232	17,536	61,155	67,005
Net income	$130,819	$168,466	$405,833	$513,593
Net income per common share:
Basic	$0.51	$0.64	$1.58	$1.93
Diluted	$0.49	$0.62	$1.51	$1.85
Cash dividends per common share	$0.31	$0.29	$0.93	$0.87
Shares used in per share calculations:
Basic	256,450	262,881	257,491	266,299
Diluted	269,611	273,795	268,716	277,709

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net income	$130,819	$168,466	$405,833	$513,593
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(7,911)	(409)	(13,091)	3,822
Reclassification adjustment for (gains) losses on available-for-sale securities	8	(1,868)	(188)	(3,187)
Change in net unrealized losses on hedging transactions	(696)	(3,896)	(1,074)	(6,957)
Reclassification adjustment for losses on hedging transactions	2,166	1,786	6,110	768
Cumulative translation adjustment, net	(451)	(1,475)	(1,997)	(1,882)
Other comprehensive loss	(6,884)	(5,862)	(10,240)	(7,436)
Total comprehensive income	$123,935	$162,604	$395,593	$506,157

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	January 2, 2016	March 28, 2015 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$898,264	$892,572
Short-term investments	2,498,272	2,410,489
Accounts receivable, net	203,176	246,615
Inventories	195,969	231,328
Deferred tax assets	96,827	79,519
Prepaid expenses and other current assets	115,786	74,528
Total current assets	4,008,294	3,935,051
Property, plant and equipment, at cost	797,866	804,623
Accumulated depreciation and amortization	(517,625)	(503,585)
Net property, plant and equipment	280,241	301,038
Long-term investments	224,614	266,902
Goodwill	159,296	159,296
Acquisition-related intangibles, net	7,446	12,752
Other assets	218,266	223,026
Total Assets	$4,898,157	$4,898,065

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,602	$80,113
Accrued payroll and related liabilities	156,316	156,600
Income taxes payable	7,782	19,693
Deferred income on shipments to distributors	47,016	66,071
Other accrued liabilities	62,850	64,676
Current portion of long-term debt	584,343	576,053
Total current liabilities	932,909	963,206
Long-term debt	995,584	994,839
Deferred tax liabilities	347,995	289,868
Long-term income taxes payable	15,198	13,245
Other long-term liabilities	1,110	1,366
Commitments and contingencies	—	—
Temporary equity (Note 10)	15,657	23,947
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,552	2,583
Additional paid-in capital	710,303	653,882
Retained earnings	1,898,238	1,966,278
Accumulated other comprehensive loss	(21,389)	(11,149)
Total stockholders’ equity	2,589,704	2,611,594
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,898,157	$4,898,065

[1]	Derived from audited financial statements
See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014
Cash flows from operating activities:
Net income	$405,833	$513,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,768	40,857
Amortization	13,149	15,556
Stock-based compensation	84,464	79,900
Net gain on sale of available-for-sale securities	(599)	(5,508)
Amortization of debt discounts	9,033	9,014
Provision for deferred income taxes	49,435	19,712
Excess tax benefit from stock-based compensation	(12,326)	(16,669)
Changes in assets and liabilities:
Accounts receivable, net	43,439	80,337
Inventories	35,050	(12,299)
Prepaid expenses and other current assets	(148)	(11,703)
Other assets	(3,291)	(322)
Accounts payable	(5,511)	(91,464)
Accrued liabilities	4,909	1,640
Income taxes payable	(35,982)	5,710
Deferred income on shipments to distributors	(19,055)	(3,613)
Net cash provided by operating activities	607,168	624,741
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,253,840)	(2,112,128)
Proceeds from sale and maturity of available-for-sale securities	2,183,296	2,646,410
Purchases of property, plant and equipment	(19,169)	(23,682)
Other investing activities	(5,700)	(7,440)
Net cash provided by (used in) investing activities	(95,413)	503,160
Cash flows from financing activities:
Repurchases of common stock	(299,998)	(476,012)
Proceeds from issuance of common stock through various stock plans, net	21,720	19,338
Payment of dividends to stockholders	(240,111)	(230,550)
Excess tax benefit from stock-based compensation	12,326	16,669
Net cash used in financing activities	(506,063)	(670,555)
Net increase in cash and cash equivalents	5,692	457,346
Cash and cash equivalents at beginning of period	892,572	973,677
Cash and cash equivalents at end of period	$898,264	$1,431,023
Supplemental disclosure of cash flow information:
Interest paid	$28,563	$28,776
Income taxes paid, net	$47,562	$41,252

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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2016 will be a 53-week year ending on April 2, 2016, while fiscal 2015 was a 52-week year ending on March 28, 2015. The third quarter of fiscal 2016 was a 14-week quarter ended on January 2, 2016. The third quarter of fiscal 2015 was a 13-week quarter ended on December 27, 2014.

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
In August 2015, the FASB issued the authoritative guidance that clarifies the guidance regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This guidance clarifies that an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance to have significant impact on its consolidated financial statements.

In September 2015, the FASB issued the authoritative guidance regarding simplifying the accounting for measurement-period adjustments in business combinations. This guidance eliminates the requirement for an acquirer in a business combination to account for adjustments it makes to the provisional amounts recorded for assets and liabilities retrospectively. Instead the acquirer must recognize these measurement-period adjustments during the period in which it determines the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will adopt this guidance in the first quarter of fiscal year 2017.

In November 2015, the FASB issued the authoritative guidance regarding balance sheet classification of deferred taxes. The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. This guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments can be applied retrospectively or prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance will be effective for Xilinx beginning in the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In January 2016, the FASB issued the final guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Early adoption is permitted. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein, which for Xilinx would be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of January 2, 2016 and March 28, 2015, Avnet accounted for 51% and 67% of the Company’s total net accounts receivable, respectively. For the third quarter and first nine months of fiscal 2016, resale of product through Avnet accounted for 49% and 50% of the Company’s worldwide net revenues, respectively. For the third quarter and the first nine months of fiscal 2015, resale of product through Avnet accounted for 40% and 42% of the Company’s worldwide net revenues, respectively.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter as well as the first nine months of fiscal 2016 and 2015.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 88% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of January 2, 2016, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2016 and the Company did not adjust or override any fair value measurements as of January 2, 2016.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2016 and March 28, 2015:

	January 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$222,433	$—	$—	$222,433
Financial institution securities	—	63,995	—	63,995
Non-financial institution securities	—	319,224	—	319,224
U.S. government and agency securities	25,007	55,486	—	80,493
Foreign government and agency securities	—	54,997	—	54,997
Short-term investments:
Financial institution securities	—	264,950	—	264,950
Non-financial institution securities	—	353,443	—	353,443
Municipal bonds	—	59,019	—	59,019
U.S. government and agency securities	102,967	114,857	—	217,824
Foreign government and agency securities	—	81,378	—	81,378
Asset-backed securities	—	206,793	—	206,793
Mortgage-backed securities	—	987,110	—	987,110
Debt mutual funds	—	34,883	—	34,883
Bank loans	—	102,652	—	102,652
Commercial mortgage-backed securities	—	190,220	—	190,220
Long-term investments:
Auction rate securities	—	—	10,111	10,111
Asset-backed securities	—	6,874	—	6,874
Municipal bonds	—	7,176	—	7,176
Mortgage-backed securities	—	147,038	—	147,038
Debt mutual fund	—	53,234	—	53,234
Commercial mortgage-backed securities	—	181	—	181
Total assets measured at fair value	$350,407	$3,103,510	$10,111	$3,464,028

Liabilities
Derivative financial instruments, net	$—	$2,638	$—	$2,638
Total liabilities measured at fair value	$—	$2,638	$—	$2,638
Net assets measured at fair value	$350,407	$3,100,872	$10,111	$3,461,390

	March 28, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$235,583	$—	$—	$235,583
Financial institution securities	—	229,999	—	229,999
Non-financial institution securities	—	89,995	—	89,995
U.S. government and agency securities	—	200,392	—	200,392
Foreign government and agency securities	—	37,996	—	37,996
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	339,029	—	339,029
Municipal Bonds	—	40,006	—	40,006
U.S. government and agency securities	256,514	301,010	—	557,524
Foreign government and agency securities	—	159,936	—	159,936
Mortgage-backed securities	—	859,330	—	859,330
Debt mutual fund	—	38,608	—	38,608
Bank loans	—	98,100	—	98,100
Asset-backed securities	—	204,510	—	204,510
Commercial mortgage-backed securities	—	38,446	—	38,446
Long-term investments:
Auction rate securities	—	—	10,312	10,312
Municipal bonds	—	9,650	—	9,650
Mortgage-backed securities	—	180,906	—	180,906
Debt mutual fund	—	56,592	—	56,592
Asset-backed securities	—	7,948	—	7,948
Commercial mortgage-backed securities	—	1,494	—	1,494
Total assets measured at fair value	$492,097	$2,968,947	$10,312	$3,471,356
Liabilities
Derivative financial instruments, net	$—	$9,251	$—	$9,251
Total liabilities measured at fair value	$—	$9,251	$—	$9,251
Net assets measured at fair value	$492,097	$2,959,696	$10,312	$3,462,105

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Balance as of beginning of period	$10,413	$20,608	$10,312	$20,160
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(302)	717	(201)	1,165

Sales and settlements, net (1)	—	(11,000)	—	(11,000)
Balance as of end of period	$10,111	$10,325	$10,111	$10,325

(1)
During the first nine months of fiscal 2015, the Company redeemed $11.0 million of student loan auction rate securities for cash at par value. There was no redemption during the first nine months of fiscal 2016.

As of January 2, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.1 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019 (2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of January 2, 2016 were approximately $976.5 million, $497.3 million and $503.4 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	January 2, 2016				March 28, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$222,433	$—	$—	$222,433	$235,583	$—	$—	$235,583
Financial institution
securities	328,945	—	—	328,945	304,999	—	—	304,999
Non-financial institution
securities	673,436	38	(807)	672,667	429,005	25	(6)	429,024
Auction rate securities	10,500	—	(389)	10,111	10,500	—	(188)	10,312
Municipal bonds	65,920	577	(302)	66,195	49,064	744	(152)	49,656
U.S. government and
agency securities	298,492	21	(196)	298,317	757,954	91	(129)	757,916
Foreign government and
agency securities	136,384	—	(9)	136,375	197,932	—	—	197,932
Mortgage-backed securities	1,138,412	6,504	(10,768)	1,134,148	1,035,598	8,809	(4,171)	1,040,236
Asset-backed securities	213,908	635	(876)	213,667	211,487	1,130	(159)	212,458
Debt mutual funds	101,350	—	(13,233)	88,117	101,350	—	(6,150)	95,200
Bank loans	102,724	31	(103)	102,652	98,131	29	(60)	98,100
Commercial mortgage-
backed securities	193,033	26	(2,658)	190,401	40,132	133	(325)	39,940
	$3,485,537	$7,832	$(29,341)	$3,464,028	$3,471,735	$10,961	$(11,340)	$3,471,356

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of January 2, 2016 and March 28, 2015:

	January 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$113,246	$(807)	$—	$—	$113,246	$(807)
Auction rate securities	—	—	10,111	(389)	10,111	(389)
Municipal bonds	24,009	(148)	3,408	(154)	27,417	(302)
U.S. government and
agency securities	167,906	(196)	—	—	167,906	(196)
Foreign government and
agency securities	9,986	(9)	—	—	9,986	(9)
Mortgage-backed securities	822,404	(9,365)	55,649	(1,403)	878,053	(10,768)
Asset-backed securities	154,782	(749)	25,470	(127)	180,252	(876)
Debt mutual funds	17,628	(2,372)	70,489	(10,861)	88,117	(13,233)
Bank loans	41,534	(64)	31,080	(39)	72,614	(103)
Commercial mortgage-
backed securities	182,372	(2,038)	1,512	(620)	183,884	(2,658)
	$1,533,867	$(15,748)	$197,719	$(13,593)	$1,731,586	$(29,341)

	March 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$7,190	$(6)	$—	$—	$7,190	$(6)
Auction rate securities	—	—	10,312	(188)	10,312	(188)
Municipal bonds	10,014	(94)	1,931	(58)	11,945	(152)
U.S. government and
agency securities	451,296	(129)	—	—	451,296	(129)
Mortgage-backed securities	442,786	(2,901)	48,263	(1,270)	491,049	(4,171)
Asset-backed securities	75,009	(159)	—	—	75,009	(159)
Debt mutual funds	38,608	(1,392)	56,592	(4,758)	95,200	(6,150)
Bank loans	65,085	(60)	—	—	65,085	(60)
Commercial mortgage-
backed securities	5,984	(268)	944	(57)	6,928	(325)
	$1,095,972	$(5,009)	$118,042	$(6,331)	$1,214,014	$(11,340)

As of January 2, 2016, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities, debt mutual funds and commercial mortgage-backed securities due to the general rising of the interest-rate environment and foreign currency movement. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the same reasons stated above. The percentage of the losses to the total estimated fair value of the Company's investments was insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of January 2, 2016 and March 28, 2015 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of January 2, 2016 and March 28, 2015. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	January 2, 2016
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,232,756	$1,232,713
Due after one year through five years	503,374	501,371
Due after five years through ten years	272,546	271,353
Due after ten years	1,153,078	1,148,041
	$3,161,754	$3,153,478
As of January 2, 2016, $1.78 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Proceeds from sale of available-for-sale securities	$82,396	$478,562	$203,426	$774,406
Gross realized gains on sale of available-for-sale securities	$203	$4,759	$1,038	$7,838
Gross realized losses on sale of available-for-sale securities	(221)	(1,663)	(439)	(2,330)
Net realized gains (losses) on sale of available-for-sale securities	$(18)	$3,096	$599	$5,508
Amortization of premiums on available-for-sale securities	$6,906	$5,913	$20,417	$18,559

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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

As of January 2, 2016 and March 28, 2015, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	January 2, 2016	March 28, 2015
Singapore Dollar	$26,620	$43,901
Euro	18,262	29,973
Indian Rupee	22,754	22,228
British Pound	11,749	12,946
Japanese Yen	3,338	4,994
	$82,723	$114,042

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2017. The majority of net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next twelve months.
As of January 2, 2016, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of January 2, 2016 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of January 2, 2016 and March 28, 2015, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
January 2, 2016	Prepaid expenses and other current assets	$446	Other accrued liabilities	$3,084
March 28, 2015	Prepaid expenses and other current assets	$—	Other accrued liabilities	$9,320

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the third quarter and the first nine months of fiscal 2016 and 2015:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(1,470)	$(2,110)	$(5,035)	$(6,189)

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(2,166)	$(1,786)	$(6,110)	$(768)

Amount of gains (losses) recorded (ineffective portion) *	$7	$(3)	$(15)	$(16)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Stock-based compensation included in:
Cost of revenues	$2,145	$2,339	$5,872	$6,408
Research and development	16,935	14,909	44,561	40,245
Selling, general and administrative	12,383	11,806	34,031	33,247
	$31,463	$29,054	$84,464	$79,900

During the first nine months of fiscal 2016 and 2015, the tax benefits realized for the tax deduction from option exercises and other awards credited to additional paid-in capital were $8.5 million and $12.3 million, respectively.

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 29, 2014	5,280	$25.22
Exercised	(2,009)	$25.80
Forfeited/cancelled/expired	(24)	$32.22
March 28, 2015	3,247	$24.81
Exercised	(1,503)	$24.43
Forfeited/cancelled/expired	(12)	$31.99
January 2, 2016	1,732	$25.09
Options exercisable at:
January 2, 2016	1,705	$24.96
March 28, 2015	3,173	$24.59
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock unit (RSU) awards, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of January 2, 2016, 13.0 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and nine months ended January 2, 2016 was $8.3 million and $31.6 million, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended December 27, 2014 was $11.7 million and $27.7 million, respectively.
This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

The Company's stock-based compensation expense relating to options during the first nine months of fiscal 2016 and 2015 was not material.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07
Granted	2,889	$41.24
Vested	(2,287)	$37.16
Cancelled	(517)	$39.77
January 2, 2016	6,958	$40.54

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-

average fair value of RSUs granted during the third quarter of fiscal 2016 was $43.41 ($40.76 for the third quarter of fiscal 2015), and for the first nine months of fiscal 2016 was $41.24 ($43.76 for the first nine months of fiscal 2015), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Risk-free interest rate	1.3%	1.3%	1.3%	0.7%
Dividend yield	2.7%	2.7%	2.8%	2.4%
For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first nine months of fiscal 2016 and 2015, we withheld $29.8 million and $33.2 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2016. As of January 2, 2016, 10.1 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net income available to common stockholders	$130,819	$168,466	$405,833	$513,593
Weighted average common shares outstanding-basic	256,450	262,881	257,491	266,299
Dilutive effect of employee equity incentive plans	2,538	3,138	2,416	3,463
Dilutive effect of 2017 Convertible Notes and warrants	10,623	7,776	8,809	7,947
Weighted average common shares outstanding-diluted	269,611	273,795	268,716	277,709
Basic earnings per common share	$0.51	$0.64	$1.58	$1.93
Diluted earnings per common share	$0.49	$0.62	$1.51	$1.85

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 222 thousand and 3.7 million shares, for the third quarter and the first nine months of fiscal 2016, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.
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
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated NRV) and are comprised of the following:

(In thousands)	January 2, 2016	March 28, 2015
Raw materials	$13,707	$14,174
Work-in-process	141,529	183,472
Finished goods	40,733	33,682
	$195,969	$231,328

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of January 2, 2016, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.1754 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.26 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of January 2, 2016 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of January 2, 2016, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	January 2, 2016	March 28, 2015
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(22,021)	(33,679)
Hedge accounting adjustment – sale of interest rate swap	6,364	9,732
Net carrying value of the 2017 Convertible Notes	$584,343	$576,053

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of January 2, 2016, the remaining term of the 2017 Convertible Notes is 1.5 years. As of January 2, 2016, the if-converted value of the 2017 Convertible Notes was $990.8 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Contractual coupon interest	$3,938	$3,938	$11,813	$11,813
Amortization of debt issuance costs	362	362	1,086	1,086
Amortization of debt discount, net	2,763	2,763	8,289	8,289
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$21,188	$21,188
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

The following table summarizes the carrying value of the 2019 and 2021 Notes as of January 2, 2016 and March 28, 2015:

(In thousands)	January 2, 2016	March 28, 2015
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,689)	(2,073)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(2,727)	(3,088)
Total carrying value	$995,584	$994,839

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Contractual coupon interest	$6,406	$6,406	$19,219	$19,219
Amortization of debt issuance costs	146	146	439	436
Amortization of debt discount, net	251	244	745	725
Total interest expense related to the 2019 and 2021 Notes	$6,803	$6,796	$20,403	$20,380
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of January 2, 2016, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through January 2, 2016, the Company had used $452.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $347.4 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of January 2, 2016 and March 28, 2015.

During the first nine months of fiscal 2016, the Company repurchased 6.7 million shares of common stock in the open market for a total of $300.0 million. During the first nine months of fiscal 2015, the Company repurchased 11.0 million shares of common stock in the open market for a total of $475.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Interest income	$12,640	$11,375	$28,739	$28,268
Interest expense	(13,866)	(13,859)	(41,591)	(41,567)
Other expense, net	(3,827)	(1,523)	(11,941)	(2,661)
	$(5,053)	$(4,007)	$(24,793)	$(15,960)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	January 2, 2016	March 28, 2015
Accumulated unrealized losses on available-for-sale securities, net of tax	$(13,517)	$(238)
Accumulated unrealized losses on hedging transactions, net of tax	(2,487)	(7,523)
Accumulated cumulative translation adjustment, net of tax	(5,385)	(3,388)
Accumulated other comprehensive loss	$(21,389)	$(11,149)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $24.2 million and $61.2 million for the third quarter and the first nine months of fiscal 2016, respectively, representing an effective tax rate of 16% and 13%, respectively. The Company recorded tax provisions of $17.5 million and $67.0 million for the third quarter and the first nine months of fiscal 2015, respectively, representing effective tax rates of 9% and 12%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of January 2, 2016, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $2.4 million in the third quarter of fiscal 2016 to $32.4 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $14.8 million as of January 2, 2016. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2011. The Company is no longer subject to U.S. state audits for years through fiscal 2010. The Company is no longer subject to tax audits in Ireland for years through fiscal 2011.
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

Fiscal	(In thousands)
2016 (remaining three months)	$1,220
2017	4,268
2018	3,061
2019	2,812
2020	2,000
Thereafter	2,210
Total	$15,571
Aggregate future rental income to be received from owned property, totaled $2.7 million as of January 2, 2016. Rent expense, net of rental income, under all operating leases was $1.2 million and $3.3 million for the three and nine months ended January 2, 2016, respectively. Rent expense, net of rental income, under all operating leases was $792 thousand and $2.4 million for the three and nine months ended December 27, 2014, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2016 and 2015.
Other commitments as of January 2, 2016 totaled $95.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 2, 2016, the Company had $49.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2018. As of January 2, 2016, the Company also had open purchase obligations totaling $24.4 million related to the renovation of one of its properties.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2016 and the end of fiscal 2015, the accrual balance of the product warranty liability was immaterial.

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

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents.  In the Delaware Action, Papst seeks unspecified damages, interest and costs.   On July 9, 2015, the Court in the California Action granted Papst’s motion to dismiss for lack of personal jurisdiction and the California Action was dismissed.  The Company has filed its opening brief, accompanied by three amicus briefs supported by industry and academia, in its appeal of the dismissal of the California Action to the U.S. Court of Appeals for the Federal Circuit.  On September 1, 2015, the Court in the Delaware Action granted the Company’s motion to transfer the Delaware Action to the U.S. District Court for the Northern District of California.  Papst has filed an objection to that order.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  On April 28, 2015, the United States Patent Trial and Appeal Board (PTAB) granted Xilinx’s request for inter partes review (IPR) with respect to all claims in the litigation.  An oral hearing in the IPR was held before the PTAB on January 26, 2016.  On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR.  The lawsuit pertains to one patent and PTI seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

Other Matters

On June 11, 2015, John P. Neblett as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx-along with other defendants-filed a motion to dismiss the complaint.  On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11.  The Court has not yet adjudicated either motion. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of January 2, 2016 and March 28, 2015, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	January 2, 2016	March 28, 2015	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	77,640	5.6 years
Less accumulated amortization	(70,244)	(64,988)
Core technology, net	7,396	12,652
Other intangibles, gross	46,606	46,606	2.7 years
Less accumulated amortization	(46,556)	(46,506)
Other intangibles, net	50	100
Total acquisition-related intangibles, gross	124,246	124,246
Less accumulated amortization	(116,800)	(111,494)
Total acquisition-related intangibles, net	$7,446	$12,752

Amortization expense for acquisition-related intangibles for the three and nine months ended January 2, 2016 was $1.8 million and $5.3 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of January 2, 2016, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2016 (remaining three months)	$1,244
2017	4,761
2018	1,374
2019	67
Total	$7,446

Note 19.	Restructuring Charges

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

The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. As of the end of the third quarter of fiscal 2016, the balance of the restructuring accrual was $3.0 million, which is expected to be paid within the next few quarters.

Note 20.	Subsequent Events
On January 19, 2016, the Company’s Board of Directors declared a cash dividend of $0.31 per common share for the fourth quarter of fiscal 2016. The dividend is payable on March 16, 2016 to stockholders of record on March 2, 2016.

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

Results of Operations: Third quarter and first nine months of fiscal 2016 compared to the third quarter and first nine months of fiscal 2015

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.5	30.3	30.2	29.7
Gross margin	68.5	69.7	69.8	70.3
Operating expenses:
Research and development	25.0	22.5	24.3	21.7
Selling, general and administrative	14.9	14.8	15.3	15.2
Amortization of acquisition-related intangibles	0.3	0.4	0.3	0.4
Total operating expenses	40.2	37.7	39.9	37.3
Operating income	28.3	32.0	29.9	33.0
Interest and other expense, net	0.9	0.7	1.5	0.9
Income before income taxes	27.4	31.3	28.4	32.1
Provision for income taxes	4.3	2.9	3.7	3.7
Net income	23.1%	28.4%	24.7%	28.4%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical, audio, video and broadcast, and automotive. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include the Zynq UltraScale+, Virtex and Kintex UltraScale, Virtex-7, Kintex-7, Artix-7, Zynq-7000 and Spartan-6 product families.

•	Mainstream Products include the Virtex-6, Virtex-5 and CoolRunner-II product families.

•	Base Products consist of our older product families including the Virtex-4, Virtex-II, Virtex-E, Spartan-3, Spartan-II, Spartan, CoolRunner and XC9500 products.

•	Support Products include configuration solutions, software and support/services.

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

Net revenues of $566.2 million in the third quarter of fiscal 2016 represented a 5% decrease from the comparable prior year period of $593.5 million. The decrease was driven primarily by applications in aerospace & defense, particularly in North America, and wireless communications, particularly in Europe. Net revenues from New Products increased significantly in the third quarter of fiscal 2016 versus the comparable prior year period, but the declines from our older products more than offset the increase. No end customer accounted for more than 10% of our net revenues for the third quarter and the first nine months of fiscal 2016 and 2015.

For the first nine months of fiscal 2016, approximately 60% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of January 2, 2016, we had $66.9 million of deferred revenue and $19.9 million of deferred cost of revenues recognized as a net $47.0 million of deferred income on shipments to distributors. As of March 28, 2015, we had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
New Products	$270.0	28	$211.5	$705.4	19	$590.3
Mainstream Products	129.0	(17)	154.5	399.8	(30)	571.4
Base Products	145.8	(30)	208.2	479.2	(19)	590.1
Support Products	21.4	11	19.3	58.4	—	58.6
Total net revenues	$566.2	(5)	$593.5	$1,642.8	(9)	$1,810.4

Net revenues from New Products increased significantly in both the third quarter and the first nine months of fiscal 2016 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 28nm and 20nm product families. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Mainstream Products decreased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Virtex-5 product family. For the first nine months of fiscal 2016, revenues from our Virtex-6 product family decreased as well.

Net revenues from Base Products decreased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily due to a decline in sales of our Virtex-2 product family as sales from certain key programs within aerospace and defense declined. Base Products are mature products with sales that are expected to decline over time.
Net revenues from Support Products increased in the third quarter of fiscal 2016, but were fairly stable for the first nine months of fiscal 2016, compared to the comparable prior year periods. The increase for the third quarter of fiscal 2016 was primarily due to higher sales from our software products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. On March 29, 2015, we modified our end market categories by combining the Other category, which was previously a stand-alone category, into the Communications and Data Center category. Amounts for prior periods presented have been reclassified accordingly. As such, net revenues by end markets are classified into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense; and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the third quarter and the first nine months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	January 2, 2016	% Change in Dollars	December 27, 2014	January 2, 2016	% Change in Dollars	December 27, 2014
Communications & Data Center	43%	(3)	43%	41%	(21)	47%
Industrial, Aerospace & Defense	41	(10)	43	42	—	38
Broadcast, Consumer & Automotive	16	7	14	17	4	15
Total net revenues	100%	(5)	100%	100%	(9)	100%

Net revenues from Communications & Data Center decreased in the third quarter (in terms of absolute dollars) and the first nine month of fiscal 2016 from the comparable prior year periods. The decrease for the third quarter of fiscal 2016 was driven by lower sales from wireless communications, which more than offset the increase in wireline communications. For the first nine months of fiscal 2016, the decrease was due to lower sales from both wireless and wireline, with wireless communications driving most of the decrease.

Net revenues from Industrial, Aerospace & Defense decreased in the third quarter of fiscal 2016, but were relatively stable (in terms of absolute dollars) for the first nine months of fiscal 2016, from the comparable prior year periods. The decrease for the third quarter of fiscal 2016 was primarily due to a decline in sales from certain key programs within aerospace and defense. For the first nine months of fiscal 2016, the decline in aerospace and defense was largely offset by increases in both test & measurement and industrial, scientific & medical.

Net revenues from Broadcast, Consumer & Automotive increased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. The increases for both periods were mainly due to higher sales from automotive, but were partially offset by a decline in audio, video and broadcast.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
North America	$181.2	(10)	$201.0	$526.5	(5)	$554.1
Asia Pacific	229.6	(1)	231.7	637.7	(11)	718.4
Europe	98.7	(5)	104.0	307.9	(15)	360.6
Japan	56.7	—	56.8	170.7	(4)	177.4
Total net revenues	$566.2	(5)	$593.5	$1,642.8	(9)	$1,810.5

Net revenues in North America decreased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. The decreases were primarily due to a decline in sales from certain key programs within aerospace and defense. Additionally, we also experienced weaker sales from wireless communications for the first nine months of fiscal 2016.

Net revenues in Asia Pacific decreased slightly in the third quarter of fiscal 2016 from the comparable prior year period. The decrease was primarily due to lower sales from wireline. For the first nine months of fiscal 2016, decrease in net revenue from the comparable prior year period was primarily due to a decrease in sales from Communications & Data Center, which more than offset the increases in all other end markets in Asia Pacific.

Net revenues in Europe decreased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. The decreases for both periods were primarily due to weaker sales from wireless communications, and to a lesser extent audio, video and broadcast.

Net revenues in Japan were fairly stable in the third quarter of fiscal 2016, but were lower in the first nine months of fiscal 2016, from the comparable prior year periods. The decrease for the first nine months of fiscal 2016 was primarily driven by lower sales in Communications & Data Center, which more than offset the increase in automotive.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Gross margin	$387.7	(6)	$413.9	$1,146.7	(10)	$1,272.0
Percentage of net revenues	68.5%		69.7%	69.8%		70.3%

Gross margin was lower by 1.2 and 0.5 percentage points in the third quarter and the first nine months of fiscal 2016, respectively. Lower gross margin in the third quarter of fiscal 2016 was driven primarily by our product mix as we sold less from the Base Products category, which have relatively higher margins, in the current quarter as compared to the prior year period. The decrease in gross margin in the first nine months of fiscal 2016 was due to an increase in manufacturing overhead expenses primarily related to the ramp of our newest products and a lower mix of high margin Base Products, which more than offset product cost reductions.

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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Research and development	$141.4	6	$133.5	$398.2	1	$393.8
Percentage of net revenues	25%		23%	24%		22%

R&D spending increased $7.9 million, or 6%, for the third quarter of fiscal 2016 from the comparable prior year period. For the first nine months of fiscal 2016, R&D spending increased $4.4 million, or 1%, from the comparable prior year period. The increases for both periods were primarily attributable to higher employee-related compensation, including stock-based compensation as a result of the additional week in 2016 fiscal period, and higher headcount.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and the development of new design and layout software. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Selling, general and administrative	$84.5	(4)	$88.1	$251.4	(8)	$274.5
Percentage of net revenues	15%		15%	15%		15%

SG&A expenses were lower during the third quarter and the first nine months of fiscal 2016 as compared to the comparable prior year periods. We incurred lower variable spending (including sales commissions) associated with lower revenue and operating margin and as a result of the restructuring of our sales channel in the prior year. Overall, employee compensation in both periods also decreased due to lower headcount (as a result of restructuring in the prior year), but was partially offset by the additional week in the 2016 fiscal period.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Amortization of acquisition-related intangibles	$1.8	(25)	$2.4	$5.3	(26)	$7.2
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the third quarter and the first nine months of fiscal 2016 decreased slightly from the comparable prior year periods as certain intangibles were fully amortized by fiscal 2016.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Stock-based compensation included in:
Cost of revenues	$2.2	(9)	$2.4	$5.9	(10)	$6.5
Research and development	16.9	14	14.9	44.6	11	40.2
Selling, general and administrative	12.4	5	11.8	34.0	2	33.2
	$31.5	8	$29.1	$84.5	6	$79.9

The increases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2016 as compared to the prior year periods were primarily due to the additional week in the 2016 fiscal period and higher expenses associated with RSUs (as we have granted more RSUs at a higher fair value in recent years).

Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Interest and other expense, net	$5.1	26	$4.0	$24.8	55	$16.0
Percentage of net revenues	1%		1%	2%		1%

Our net interest and other expense increased in both the third quarter and the first nine months of fiscal 2016 from the comparable prior year periods. For the third quarter of fiscal 2016, the increase was due to lower realized gain on sale of available-for-sale securities. For the first nine months of fiscal 2016, the increase was primarily due to higher losses associated with foreign-exchange related transactions.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2016	% Change	December 27, 2014	January 2, 2016	% Change	December 27, 2014
Provision for income taxes	$24.2	38	$17.5	$61.2	(9)	$67.0
Percentage of net revenues	4%		3%	4%		4%
Effective tax rate	16%		9%	13%		12%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The increase in the effective tax rates in the third quarter and first nine months of fiscal 2016 as compared to the same prior year periods was primarily due to a decrease in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. The increase in the effective tax rates was partially offset by the reinstatement of the U.S. federal research tax credit, which was signed into law on December 18, 2015 as part of the Protecting Americans from Tax Hikes Act. All periods included a U.S. federal research tax credit. However, the credit in fiscal 2016 was larger than the credit in fiscal 2015 as the credit is available for the full fiscal year 2016 whereas in fiscal 2015 the credit expired on December 31, 2014.

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

The combination of cash, cash equivalents and short-term and long-term investments as of January 2, 2016 and March 28, 2015 totaled $3.62 billion and $3.57 billion, respectively. As of January 2, 2016, we had cash, cash equivalents and short-term investments of $3.40 billion and working capital of $3.08 billion. As of March 28, 2015, cash, cash equivalents and short-term investments were $3.30 billion and working capital was $2.97 billion.

As of January 2, 2016, we had $2.16 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $974.3 million of the $2.16 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of January 2, 2016. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first nine months of fiscal 2016, our operations generated net positive cash flow of $607.2 million, which was $17.6 million lower than the $624.7 million generated during the first nine months of fiscal 2015. The positive cash flow from operations generated during the first nine months of fiscal 2016 was primarily from net income as adjusted for non-cash related items, decreases in accounts receivable and inventories and an increase in other accrued liabilities. These items were partially offset by decreases in income taxes payable, deferred income on shipments to distributors and accounts payable. Accounts receivable decreased by $43.4 million and days sales outstanding decreased to 35 days at January 2, 2016 from 38 days at March 28, 2015 due to timing of shipments. Our inventory levels as of January 2, 2016 were $35.4 million lower at $196.0 million compared to $231.3 million at March 28, 2015, and combined inventory days at Xilinx and distribution decreased to 122 days at January 2, 2016 from 130 days at March 28, 2015.

Investing Activities —Net cash used in investing activities was $95.4 million during the first nine months of fiscal 2016, as compared to net cash provided by investing activities of $503.2 million in the first nine months of fiscal 2015. Net cash used in investing activities during the first nine months of fiscal 2016 consisted primarily of $70.5 million of net purchases of available-for-sale securities, $19.2 million for purchases of property, plant and equipment and $5.7 million of other investing activities.

Financing Activities —Net cash used in financing activities was $506.1 million in the first nine months of fiscal 2016, as compared to $670.6 million in the first nine months of fiscal 2015. Net cash used in financing activities during the first nine months of fiscal 2016 consisted of $300.0 million of cash payment to repurchase common stock and $240.1 million dividend payments to stockholders, which was partially offset by $21.7 million of net proceeds from issuance of common stock under employee stock plans and $12.3 million for excess tax benefits from stock-based compensation.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through October 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of January 2, 2016 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of January 2, 2016, we had $95.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 2, 2016, we also had $49.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2018.

As of January 2, 2016, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of January 2, 2016, the 2017 Convertible Notes are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of January 2, 2016. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15.

See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of January 2, 2016, $15.2 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of January 2, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first nine months of fiscal 2016, we repurchased 6.7 million shares of common stock in the open market for a total of $300.0 million. During the first nine months of fiscal 2015, we repurchased 11.0 million shares of common stock in the open market for a total of $475.0 million. During the first nine months of fiscal 2016, we paid $240.1 million in cash dividends to stockholders, representing $0.93 per common share. During the first nine months of fiscal 2015, we paid $230.6 million in cash dividends to stockholders, representing $0.87 per common share. On January 19, 2016, our Board of Directors declared a cash dividend of $0.31 per common share for the fourth quarter of fiscal 2016. The dividend is payable on March 16, 2016 to stockholders of record on March 2, 2016. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.24 billion as of January 2, 2016. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at January 2, 2016 would have affected the fair value of our investment portfolio by less than $47.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of January 2, 2016 and March 28, 2015, we had the following outstanding forward currency exchange contracts (in notional amount):

(In thousands and U.S. dollars)	January 2, 2016	March 28, 2015
Singapore Dollar	$26.6	$43.9
Euro	18.3	30.0
Indian Rupee	22.8	22.2
British Pound	11.7	12.9
Japanese Yen	3.3	5.0
	$82.7	$114.0

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2017. The majority of net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next twelve months.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at January 2, 2016 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 2, 2016 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Programmable Logic Devices (PLD) compete in the logic integrated circuits (IC) industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Intel Corporation's new Programmable Solutions Group (formerly Altera Corporation (Altera)), Lattice Semiconductor Corporation and Microsemi Corporation, and

from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues.

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

Our strategy for expansion in the logic market includes continued introduction of new product architectures that address high-volume, low-cost and low-power applications as well as high-performance, high-density applications. However, we may not be successful in executing this strategy. In addition, we anticipate continued pressure from our customers to reduce prices, which may outpace our ability to lower the cost for established products. We also expect that consolidation in our industry, like Intel Corporation's recently completed acquisition of Altera, may impact the competitive landscape to our detriment, such as by allowing our competitors to devote greater resources to developing, marketing and selling their products.

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

Resale of product through Avnet accounted for 50% of our worldwide net revenues in fiscal 2016 and as of January 2, 2016, Avnet accounted for 51% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

We rely in part on various information technology (IT) systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software, in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our networks systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed and we could be subject to third party claims in the event of such a security breach. Our IT systems are also linked to the IT systems of customers, suppliers, and distribution partners and those links provide critical information we use to manage our operations, including information used for financial reporting. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as that of our IT systems.

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

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel could harm us.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period.  Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business, or by changes in the valuation of our deferred tax assets.

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

As of January 2, 2016 we had 2.00 billion authorized common shares, of which 255.5 million shares were outstanding. In addition, 31.8 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.5 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.5 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of January 2, 2016 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

In November 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Program has no stated expiration date. Through January 2, 2016, the Company had used $452.6 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $347.4 million available for future purchases.

The following table summarizes our repurchase of our common stock during the third quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
September 27, 2015 to October 31, 2015	—	$—	—	$447,361
November 1 to November 28, 2015	1,503	$47.53	1,503	$375,904
November 29, 2015 to January 2, 2016	601	$47.53	601	$347,361
Total for the Quarter	2,104		2,104

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 29, 2016	/s/ Jon A. Olson
Jon A. Olson
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)