Form 10-K
period 2016-04-02
XILINX INC
filed 2016-05-17
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on September 25, 2015 as reported on the NASDAQ Global Select Market was approximately $9,211,319,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 25, 2016, the registrant had approximately 253,728,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 10, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended April 2, 2016

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

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three-dimensional ICs (3D ICs);

•	software design tools to program the PLDs;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which consist of a combination of FPGAs, transceivers and a wide memory interface in a single package to exceed the capacity and bandwidth of monolithic devices. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wireline and wireless communications, industrial, scientific and medical, aerospace and defense, audio, video and broadcast, consumer, automotive and test and measurement.

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

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications & Data Center	Wireless	• 3G/4G/5G Base Stations
• Wireless Backhaul

	Wireline	• Enterprise Routers and Switches
• Metro Optical Networks
• Data Centers
• High Performance Computing

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Machine Vision
• Augmented Reality

	Test and Measurement	• Semiconductor Test and Measurement Equipment
• ASIC Emulation and Prototyping

	Aerospace and Defense	• Secure Communications
• Avionics
• Electronic Warfare and Surveillance

Broadcast, Consumer &	Consumer	• Digital Televisions
Automotive		• Multifunction Printers

	Automotive	• Infotainment Systems
• Driver Information Systems
• Driver Assistance Systems

	Audio, Video and Broadcast	• Post Production Equipment
• Broadcast Cameras

Strategy and Competition

Our strategy for expansion is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for high-volume or highly-specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements - cost, power, performance and density - in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP engineering costs and increased economic and development risk.

With every new generation of FPGAs, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), which acquired Altera Corporation (Altera), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from new companies that may enter the traditional programmable logic market segment. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

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

Product Families

PLDs	Date Introduced
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Zynq-7000	March 2011
Virtex-6	February 2009
Spartan-6	February 2009
Virtex-5	May 2006

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

UltraScale+ Product Families

The UltraScale+ portfolio consists of three product families, and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nanometer (nm) FinFET+ process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, and Multi- Processing System on a Chip (MPSoCs) products, combining new memory, 3D on 3D and multiprocessing SoC technologies.

•
The Zynq UltraScale+ product family represents the Company's second generation Programmable SoC family. This new family combines seven user programmable processors including a 64-bit quad-core ARM Cortex A53 Application Processing Unit, a 32-bit dual-core ARM Cortex R5 Real Time Processing Unit, and an ARM Mali 400 Graphics Processing Unit. These devices enable the development of next generation embedded vision, automotive, industrial Internet of things (IoT) and communication systems by providing significant increases in system level performance/watt and any-to-any connectivity with the security and safety required for next generation systems.

•
Kintex UltraScale+ devices provide a strong price/performance watt balance in a FinFET node, delivering a very cost–effective solution for high-end capabilities including transceiver and memory interface line rates, as well as 100G connectivity cores. These devices are ideal for both packet processing and DSP-intensive functions, and are well suited for applications ranging from wireless technology to high-speed wired networking and data center.

•
Virtex UltraScale+ devices, which include industry-leading capabilities such as 32G Transceivers, Peripheral Component Interconnect Express (PCIe) Gen 4 integrated cores, and UltraRam on-chip memory technology, provide the required performance and integration needed for next generation data center, 400G and terabit wireline, test and measurement, and aerospace and defense applications.

UltraScale Product Families

These devices deliver an ASIC-class advantage, based on the UltraScale architecture and utilizing TSMC's 20SoC gate density process. These devices deliver next generation routing, ASIC-like clocking, and enhancements to logic and fabric to eliminate interconnect bottlenecks while supporting consistent device utilization.

•
Kintex UltraScale FPGAs represent the Company's second generation mid-range FPGA family. These devices offer high price-performance at the lowest power.  Kintex UltraScale devices are designed to meet the requirements for the growing number of key applications including next generation wireline and wireless communications and ultra-high definition displays and equipment.

•
Virtex UltraScale devices provide advanced levels of performance, system integration and bandwidth on a single chip. The largest family member delivers 4.4M logic cells, more than doubling Xilinx's industry's highest capacity device and delivering 50M equivalent ASIC gates. Virtex UltraScale devices are expected to be used in the industry's most challenging applications including: 400G communication applications, high performance computing, surveillance and reconnaissance systems, and ASIC emulation and prototyping.

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

•
Kintex-7 FPGAs represent Xilinx's first mid-range FPGA family. These devices maximize price-performance and performance per watt. Target applications include wireless LTE infrastructure, video display technology and medical imaging.

•
Artix-7 FPGAs offer the lowest power and system cost at higher performance than alternative high volume FPGAs. These devices are targeted to high volume applications such as handheld portable ultrasound devices, multi-function printers and software defined radios.

•
The Zynq-7000 family is the first family of Xilinx programmable SoCs. This new class of product combines an industry-standard ARM dual-core Cortex-A9 MPCore processing system with Xilinx 28nm architecture. There are five devices in the Zynq-7000 SoC family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems, and smart heterogeneous wireless networks.

40nm and 45nm Product Families

The Virtex-6 FPGA family consists of 13 devices and is the sixth generation in the Virtex series of FPGAs. Virtex-6 FPGAs are fabricated on a high-performance 40nm process technology. There are three Virtex-6 families, and each is optimized to deliver different feature mixes to address a variety of markets.

The latest generation in the Spartan FPGA series, the Spartan-6 FPGA family, is fabricated on a low-power 45nm process technology. The Spartan-6 family is the PLD industry's only 45nm high-volume FPGA family, consisting of 11 devices in two product families.

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

EasyPath FPGAs

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

Design Platforms and Services

Programmable Platforms

We offer three types of programmable platforms that support our customers' designs and reduce their development efforts:

The Base Platform is the delivery vehicle for all of our new silicon offerings used to develop and run customer-specific software applications and hardware designs. Released at launch, the Base Platform is comprised of: FPGA silicon; Vivado Design Suite design environment; integration support for optional third-party synthesis, simulation and signal integrity tools; reference designs; development boards and IP.

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

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers' user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. In April 2012, Xilinx introduced the next-generation Vivado Design Suite designed to improve developer productivity resulting in faster design integration and implementation. The Vivado Design Suite hallmarks include an easy-to-use IP-centric design flow and significant improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general purpose processor designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. The Vivado Design Suite supports Xilinx 7 series FPGAs and Zynq-7000, our programmable SoCs, as well as the Ultrascale and Ultrascale+ product generations.

The previous generation tool suite, the ISE Design Suite, supports Xilinx 7 series FPGAs, programmable SoCs and all previous generation FPGAs, enabling customers to transition to the Vivado Design Suite when the timing is right for their design needs. Both the Vivado Design Suite and ISE Design Suite operate with a wide range of third-party Electronic Design Automation software point-tools offerings.

In early 2015, Xilinx also introduced the SDx development environment, which will significantly expand the Xilinx user base to include the broad community of systems and software engineers in both existing and new markets. This innovative development environment also enables end user and third party platform developers to rapidly define, integrate and verify system level solutions and provide their end customers with a customized programming environment. The SDx family includes the SDNet environment, which enables the easy creation of high-performance packet processing systems with high level user defined specifications and compilation to highly optimized FPGAs; the SDAccel environment for OpenCL, C and C++ software designers focusing on data center acceleration applications; and the SDSoC environment for All Programmable SoCs and MPSoCs.

Intellectual Property

Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers, Interlaken and PCIe interfaces, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, and market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA AXI-4 interconnect technology, IP-XACT and IEEE P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

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
Research and Development

Our research and development (R&D) activities are primarily directed towards the design of new ICs and the development of new software design automation tools for hardware and embedded software, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption.

As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex, Kintex and Zynq UltraScale+, Virtex & Kintex UltraScale and Artix, Kintex, Virtex & Zynq 7 Series program families. We have enhanced our IP core offerings and introduced our next generation software design suite (Vivado) optimized for SDSoC, SDAccel and SDNet application development. Through process technology collaboration with our foundry suppliers along with strategic investment in EDA tools and improved design techniques, we have been the first PLD Company to ship 45nm high-volume, 28nm, 20nm and 16nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry's first 28nm and 16nm devices with embedded ARM technology as well as the industry's first 3D IC devices on the 28nm and 20nm process nodes.

We believe technical leadership and innovation are essential to our future success, and we continue to invest in our technology. In fiscal 2016, 2015 and 2014, our R&D expenses were $533.9 million, $525.7 million and $492.4 million, respectively.

Sales and Distribution

We sell our products to OEMs, EMS and to electronic components distributors who resell these products to OEMs and EMS.

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

Whether Xilinx, the independent sales representative, or the distributor identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the sellers of the products and as such they bear most legal and financial risks generally related to the sale of commercial goods, including such risks as credit loss, inventory shrinkage, theft and foreign currency fluctuations, but excluding certain indemnity and warranty liability.

In accordance with our distribution agreements and industry practice, we have granted our authorized distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a change in list prices subsequent to the initial sale. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributors' end customers.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of April 2, 2016 and March 28, 2015, Avnet accounted for 75% and 67%, respectively, of our total net accounts receivable. Resale of product through Avnet accounted for 50%, 43% and 46% of our worldwide net revenues in fiscal 2016, 2015 and 2014, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 16. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2016, 2015 or 2014.

Backlog

As of April 2, 2016, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $289.0 million, compared to $296.0 million as of March 28, 2015. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase our wafers from independent foundries including TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. (Samsung). TSMC manufactures the wafers for our newest products.

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

Sort, Assembly and Test

Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by independent test subcontractors or by Xilinx personnel. We purchase most of our assembly services from Siliconware Precision Industries Ltd and most of our test services from King Yuan Electronics Company in Taiwan.

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

Intellectual Property and Licenses

While our various proprietary intellectual property rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 2, 2016, we held over 3,500 issued United States (U.S.) patents, which vary in duration, and over 300 pending U.S. patent applications relating to our proprietary technology. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We have licensed some parties to certain portions of our patent portfolio and obtained licenses to certain third-party patents as well.

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

We maintain the Xilinx trade name and trademarks, including the following trademarks that are registered in the U.S. and other countries: Xilinx, the Xilinx logo, Artix, CoolRunner, ISE, Kintex, Spartan, Virtex, Vivado and Zynq. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

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

Company

We strive to meet or exceed industry and regulatory standards for ethical business practices, product responsibility, and supplier management.  All of Xilinx's directors, officers and employees are required to comply not only with the letter of the laws, rules and regulations that govern the conduct of our business, but also with the spirit of those laws.

Environment

We monitor regulatory and resource trends and are committed to setting focused targets for key resources and emissions. These targets address several parameters, including product design; chemical, energy and water use; waste recycling; and emissions. As a company, we focus on reducing natural resource use, the solid and chemical waste of our operations and minimizing our overall environmental impact with regards to the communities around us and consistent with global climate change efforts.

Community

We are committed to growing strategic relationships with a wide range of local organizations and programs that are designed to develop and strengthen communities located around the world. Xilinx develops local community relationships at key sites through funding and involvement that encourages active participation, teamwork, and volunteerism. Xilinx supports opportunities initiated by its employees and that involve participation and empowerment of its employees. We are committed to charitable giving programs that work towards systemic change and measurable results.

Workplace

We provide a safe and healthy work environment where employee diversity is embraced and opportunities for training, growth, and advancement are strongly encouraged.  The Xilinx Code of Social Responsibility outlines standards to ensure that working conditions at Xilinx are safe and that workers are treated with respect, fairness and dignity.

Employees

As of April 2, 2016, we had 3,458 employees compared to 3,451 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 17, 2016 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	61	President and Chief Executive Officer (CEO)
Steven L. Glaser	54	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	61	Senior Vice President, General Counsel and Secretary
Jon A. Olson(1)	62	Executive Vice President and Chief Financial Officer (CFO)
Victor Peng	56	Executive Vice President and General Manager of Products
Krishna Rangasayee	47	Senior Vice President and General Manager, Global Sales and Markets
Vincent L. Tong	54	Senior Vice President, Global Operations and Quality
Lorenzo A. Flores(2)	51	Corporate Vice President of Finance and Corporate Controller

(1) Mr. Olson will retire as CFO in late May 2016 and will provide transition services to the Company through July 15, 2016.

(2) Upon Mr. Olson's retirement as CFO, Mr. Flores will become Senior Vice President and CFO.

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

Jon A. Olson joined the Company in June 2005 and currently serves as Executive Vice President and CFO, a position he has held since May 2014. Mr. Olson will retire as CFO in late May 2016, and will remain an Executive Vice President providing transition services until July 15, 2016. From August 2006 to May 2014, Mr. Olson served as Senior Vice President, Finance and CFO. From June 2005 to August 2006, he served as Vice President, Finance and CFO. Prior to joining the Company, Mr. Olson spent more than 25 years at Intel, a semiconductor chip maker, serving in a variety of positions, including Vice President, Finance and Enterprise Services, and Director of Finance.

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

Lorenzo A. Flores joined the Company in September 2008 and currently serves as Corporate Vice President of Finance and Corporate Controller, a position he has held since July 2012.  From September 2008 to June 2012 he served as Vice President of Finance and Corporate Controller.  Prior to joining the Company, Mr. Flores was Assistant Vice President of Financial Planning and Analysis at Cognizant Technology Solutions, served as CFO of a venture funded startup, and spent ten years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Controller, Intel Architecture CPUs and Controller, Telecommunications and Embedded Group.   Mr. Flores will become CFO upon Mr. Olson's retirement as CFO in late May 2016.

Additional Information

We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Printed copies of these documents are also available to stockholders without charge, upon written request directed to Xilinx, Inc., Attn: Investor Relations, 2100 Logic Drive, San Jose, CA 95124. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Additional information required by this Item 1 is incorporated by reference to the section captioned "Net Revenues - Net Revenues by Geography" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Note 16. Segment Information" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

This annual report includes trademarks and service marks of Xilinx and other companies that are unregistered and registered in the U.S. and other countries.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks to the Company. Additional risks and uncertainties not presently known to the Company, or that the Company's management currently deems immaterial, also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our success depends on our ability to develop and introduce new products and failure to do so would have a material adverse impact on our financial condition and results of operations.

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. Consolidation in our industry may increasingly mean that our competitors have greater resources, or other synergies, that provide them with a competitive advantage in those regards. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products;

•	ability of our customers to complete their product designs and bring them to market; and

•	market acceptance of our customers' products.

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

The independent foundries, upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. UMC's and TSMC's foundries in Taiwan and our assembly and test partners in other regions as well as many of our operations in California are centered in areas that have been seismically active in the recent past and some areas have been affected by other natural disasters such as typhoons. Any catastrophic event in these locations will disrupt our operations, including our manufacturing activities, and our insurance may not cover losses resulting from such disruptions of our operations. This type of disruption could result in our inability to manufacture or ship products, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko foundry at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Disruption of operations at these foundries for any reason, including other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water could cause delays in shipments of our products, and could have a material adverse effect on our results of operations. Furthermore, natural disasters can also indirectly impact us.  For example, our customers' supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products. More vertically-integrated competitors may be less exposed to some or all of these and other risks.

General economic conditions and any related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

During the past five years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations in some parts of fiscal 2012 and fiscal 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition to this, other factors may affect our end customers' demand for our products, including, but not limited to, end customer program delays and the ability of end customers to secure other complimentary products. We also are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

If we are not able to compete successfully in our industry, our financial results and future prospects will be adversely affected.

Our PLDs compete in the IC industry, an industry that is intensely competitive, continues to consolidate, and is characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Altera (part of Intel), Lattice and Microsemi, and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:

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

Resale of product through Avnet accounted for 50% of our worldwide net revenues in fiscal 2016 and as of April 2, 2016, Avnet accounted for 75% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

Our inventory levels have recently been higher than historical norms due to weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. While on March 24th, the U.S. Department of Commerce announced a temporary relief from the sanction until June 30, 2016, the announced restrictions could cause a material adverse affect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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

We rely in part on various IT systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach. Our IT systems are also linked to the IT systems of customers, suppliers, and distribution partners and those links provide critical information we use to manage our operations, including information used for financial reporting. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as that of our IT systems. For example, in early April 2016, one of our key distribution partners implemented a new information system in North America, and if it cannot successfully complete that implementation, our ability to record and report financial and management information on a timely and accurate basis may be compromised.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period.  Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets.

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

As of April 2, 2016 we had 2.00 billion authorized common shares, of which 253.7 million shares were outstanding. In addition, 30.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan (ESPP), 20.0 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.5 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of April 2, 2016 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

The agreements governing the 2019 Notes and 2021 Notes contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2019 Notes and 2021 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to, another person.

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

We lease office facilities for our engineering design centers in Hyderabad, India; Portland, Oregon; Albuquerque, New Mexico; Edinburgh, Scotland; Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Cork, Ireland and Gothenberg, Sweden. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Detroit, Montreal, Nashua, Raleigh, San Diego and Toronto as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Nanjing, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi'an.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 6, 2016, there were approximately 500 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by us to be approximately 150,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$48.33	$41.85	$54.98	$45.34
Second Quarter	44.16	38.78	49.12	41.04
Third Quarter	50.24	40.66	47.20	36.27
Fourth Quarter	50.27	41.91	43.79	38.58
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2016	Fiscal 2015
First Quarter	$0.31	$0.29
Second Quarter	0.31	0.29
Third Quarter	0.31	0.29
Fourth Quarter	0.31	0.29
On April 26, 2016, our Board of Directors declared a cash dividend of $0.33 per common share for the first quarter of fiscal 2017. The dividend is payable on June 8, 2016 to stockholders of record as of May 18, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(In thousands, except per share amounts)
Period
January 3, 2016 to February 6, 2016	—	$—	—	$—
February 7, 2016 to March 5, 2016	2,188	$47.78	2,188	$242,824
March 6, 2016 to April 2, 2016	828	$46.67	828	$204,178
Total for Quarter	3,016	$47.47	3,016

(1) In November 2014, the Board authorized the repurchase of an additional $800.0 million of the Company's common stock (2014 Repurchase Program). The 2014 Repurchase Programs has no stated expiration date. Through April 2, 2016, the Company had used $595.8 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving a balance of $204.2 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 2, 2016 and March 28, 2015.

See "Note 14. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from April 1, 2011, the last trading day before our fiscal 2011, to April 1, 2016, the last trading day of our fiscal 2016. The graph and table assume that $100 was invested on April 1, 2011 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	04/01/11	03/30/12	03/28/13	03/28/14	03/27/15	04/01/16
Xilinx, Inc.	100.00	116.09	124.65	179.92	145.30	168.06
S&P 500 Index	100.00	108.00	123.08	148.80	168.48	173.18
S&P 500 Semiconductors Index	100.00	117.73	106.42	136.95	173.33	177.81

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended April 2, 2016
(In thousands, except per share amounts)

	April 2, 2016	March 28, 2015 (1)	March 29, 2014 (2)	March 30, 2013	March 31, 2012 (3)
Net revenues	$2,213,881	$2,377,344	$2,382,531	$2,168,652	$2,240,736
Operating income	669,881	755,078	748,927	580,732	627,773
Income before income taxes	636,825	740,076	709,526	547,006	597,051
Provision for income taxes	85,958	91,860	79,138	59,470	66,972
Net income	550,867	648,216	630,388	487,536	530,079

Net income per common share:
Basic	$2.14	$2.44	$2.37	$1.86	$2.01
Diluted	$2.05	$2.35	$2.19	$1.79	$1.95
Shares used in per share calculations:
Basic	257,184	265,480	266,431	261,652	263,783
Diluted	268,667	276,123	287,396	272,573	272,157
Cash dividends per common share	$1.24	$1.16	$1.00	$0.88	$0.76

(1)	Fiscal 2015 consolidated statement of income data included restructuring charges of $24,491.

(2)	Fiscal 2014 consolidated statement of income data included litigation charges of $9,410 and loss on extinguishment of convertible debentures of $9,848.

(3)	Fiscal 2012 consolidated statement of income data included restructuring and litigation charges of $3,369 and $15,400, respectively.
Consolidated Balance Sheet Data
Five years ended April 2, 2016
(In thousands)

	2016	2015	2014	2013	2012
Working capital	$2,972,847	$2,971,845	$2,077,787	$1,910,851	$2,107,533
Total assets	4,823,154	4,898,065	5,037,349	4,729,451	4,464,122
Long-term debt	995,835	994,839	993,870	922,666	906,569
Other long-term liabilities	278,446	304,479	266,438	456,701	507,092
Stockholders' equity	2,589,893	2,611,594	2,752,682	2,963,296	2,707,685

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Operations

We design and develop programmable devices and associated technologies, including ICs in the form of PLDs, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and programmable SoCs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical, audio, video and broadcast, and automotive. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by selected independent sales representative firms and by a direct sales management organization.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as, the valuation of deferred tax assets recorded on our consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, R&D expenses, and selling, general and administrative (SG&A) expenses. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Valuation of Marketable Securities

Our short-term and long-term investments include marketable debt securities. As of April 2, 2016, we had marketable debt securities with a fair value of $3.26 billion.

We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2016, 2015 or 2014.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers. For fiscal 2016, approximately 60% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of April 2, 2016, we had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. As of March 28, 2015, we had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2016, there was no impairment of goodwill in fiscal 2016. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2017. To date, no impairment indicators have been identified.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant requires judgment. We use the Black-Scholes option-pricing model to estimate the fair value of rights to purchase shares under our ESPP. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate, expected forfeiture rate and expected risk-free rate of return. We use implied volatility based on traded options in the open market as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return do not have as significant an effect on the calculation of fair value.

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	30.3	29.8	31.2
Gross margin	69.7	70.2	68.8
Operating expenses:
Research and development	24.1	22.1	20.7
Selling, general and administrative	15.0	14.9	15.9
Amortization of acquisition-related intangibles	0.3	0.4	0.4
Restructuring charges	—	1.0	—
Litigation and contingencies	—	—	0.4
Total operating expenses	39.4	38.4	37.4
Operating income	30.3	31.8	31.4
Loss on extinguishment of convertible debentures	—	—	0.4
Interest and other expense, net	1.5	0.6	1.2
Income before income taxes	28.8	31.2	29.8
Provision for income taxes	3.9	3.9	3.3
Net income	24.9%	27.3%	26.5%

Net Revenues

(In millions)	2016	Change	2015	Change	2014
Net revenues	$2,213.9	(7)%	$2,377.3	—%	$2,382.5

Net revenues in fiscal 2016 were $2.21 billion, a decrease of 7% as compared to fiscal 2015. New Product revenues increased 20% in fiscal 2016 but were offset by declines from our Mainstream and Base Products. The increase in New Products was due to higher New Products sales across all end markets, primarily in Industrial, Aerospace & Defense and Communications & Data Center. Net revenues in fiscal 2015 were flat as compared to fiscal 2014. New Product revenues increased 43% in fiscal 2015 but were offset by declines from our Mainstream, Base and Support Products. The increase in New Products was due to higher sales across all end markets, primarily in Communications & Data Center and Industrial, Aerospace & Defense. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products to global manufacturers of electronic products in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into four categories: New, Mainstream, Base and Support Products. The composition of each product category is as follows:

•	New Products include our most recent product offerings and include UltraScale+, Ultrascale, 7-series and Spartan-6 product families.

•	Mainstream Products include Virtex-6, Virtex-5, and CoolRunner-II product families.

•	Base Products consist of our older product families including Virtex-4, Virtex-II, Virtex-E, Spartan-3, Spartan-II, Spartan, CoolRunner and XC9500 product families.

•	Support Products include configuration solutions, software and support/services.

These product categories, except for Support Products, are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on March 29, 2015, which was the beginning of our fiscal 2016. The amounts for the prior periods presented have been reclassified to conform to the new categorization. New Products include our most recent product offerings and are typically designed into our customers' latest generation of electronic systems. Mainstream Products are generally several years old and designed into customer programs that are currently shipping in full production. Base Products are older than Mainstream Products with demand generated generally by the customers' oldest systems still in production. Support Products are generally products or services sold in conjunction with our semiconductor devices to aid customers in the design process.

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2016	% of Total	% Change	2015	% of Total	% Change	2014
New Products	$983.8	44	20	$820.9	35	43	$574.4
Mainstream Products	533.7	24	(25)	714.9	30	(16)	852.1
Base Products	616.8	28	(19)	762.7	32	(13)	873.0
Support Products	79.6	4	1	78.8	3	(5)	83.0
Total net revenues	$2,213.9	100	(7)	$2,377.3	100	—	$2,382.5

Net revenues from New Products increased significantly in fiscal 2016 as a result of sales growth from our 28nm and 20nm product families. Sales from our 28nm products were more than $650.0 million while sales from our 20nm products exceeded $90.0 million during fiscal 2016. We expect sales of New Products to continue to grow as more customer programs enter into volume production with our 28nm and 20nm products. In fiscal 2015, strong market acceptance of our 28nm product family contributed to the majority of the revenue growth versus the comparable prior year period.

Net revenues from Mainstream Products decreased in both fiscal 2016 and fiscal 2015 from the comparable prior year periods. The decreases in both periods were largely due to the decline in sales from our Virtex-5 product family, and to a lesser extent due to the decline in sales from our Virtex-6 product family.

Net revenues from Base Products decreased in fiscal 2016 and fiscal 2015 from the comparable prior year periods. The decrease in fiscal 2016 was mainly attributed to a decline in sales of our Virtex-2 product family as sales to certain key programs within aerospace and defense declined. In fiscal 2015, the decrease in net revenue was due to a decline in sales from our Virtex-4 and other older product families. Base Products are mature products and their sales are expected to decline over time.

Net revenues from Support Products were fairly stable in fiscal 2016 but decreased in fiscal 2015 compared to the prior year periods. The decrease in fiscal 2015 was due to a decline in sales from our PROM and software products.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers' primary markets. In the beginning of fiscal 2016, we modified our end market categories by combining the Other category, which was previously a stand-alone category, into the Communications & Data Center category. Amounts for prior periods presented have been reclassified accordingly. As such, net revenues by end markets were reclassified into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense; and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2016	% Change in Dollars	2015	% Change in Dollars	2014
Communications & Data Center	41%	(15)	46%	(5)	48%
Industrial, Aerospace & Defense	42	(1)	39	7	36
Broadcast, Consumer & Automotive	17	3	15	(2)	16
Total net revenues	100%	(7)	100%	—	100%

Net revenues from Communications & Data Center decreased in fiscal 2016 and 2015 from the comparable prior year periods. The decreases were primarily due to lower sales from wireless communications, and to a lesser extent wireline communications.

Net revenues from Industrial, Aerospace & Defense decreased slightly in fiscal 2016 in terms of absolute dollars from the comparable prior year period. The decrease in fiscal 2016 was primarily due to a decline in sales from certain key programs within aerospace and defense, partially offset by increases in both test & measurement and industrial, scientific & medical. Net revenues from Industrial, Aerospace & Defense increased in fiscal 2015 compared to the prior year period due to higher sales across all applications, with industrial, scientific, and medical applications driving most of the growth.

Net revenues from Broadcast, Consumer & Automotive increased in fiscal 2016 from the comparable prior year period. The increase in fiscal 2016 was due to higher sales from automotive, but were partially offset by a decline in audio, video and broadcast. Net revenues from Broadcast, Consumer & Automotive decreased in fiscal 2015. The decrease was due to a decline in sales from consumer applications that was partially offset by increases in sales from automotive as well as audio, video and broadcast applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2016	% of Total	% Change	2015	% of Total	% Change	2014
North America	$710.7	32	(4)	$738.3	31	4	$707.7
Asia Pacific	855.9	39	(8)	930.6	39	(1)	939.8
Europe	424.7	19	(11)	477.1	20	(8)	519.8
Japan	222.6	10	(4)	231.3	10	7	215.2
Total net revenues	$2,213.9	100	(7)	$2,377.3	100	—	$2,382.5

Net revenues in North America decreased in fiscal 2016 from the comparable prior year period. The decrease was primarily due to a decline in sales from certain key programs within aerospace and defense; and to a lesser extent from wireless communications as well. Net revenues in North America increased in fiscal 2015 from the comparable prior year period. The increase was primarily due to stronger sales from certain key programs within Industrial, Aerospace & Defense, which more than offset lower sales from Broadcast, Consumer & Automotive and Other.

Net revenues in Asia Pacific decreased in fiscal 2016 from the comparable prior year period. The decrease in fiscal 2016 was primarily due to a decrease in sales from Communications & Data Center. Net revenues in Asia Pacific decreased slightly in fiscal 2015 from the comparable prior year period, which was primarily driven by lower sales from consumer applications, partially offset by increases in sales from wireless applications and all applications within Industrial, Aerospace & Defense.

Net revenues in Europe decreased in fiscal 2016 from the comparable prior year period. The decrease was primarily due to weaker sales from wireless communications, which was partially offset by increases in sales from test and measurement and automotive applications. Net revenues in Europe decreased in fiscal 2015 from the comparable prior year period as sales decreased in all end markets with the exception of Broadcast, Consumer & Automotive; wireless and aerospace and defense applications drove much of the decline.

Net revenues in Japan decreased in fiscal 2016 from the comparable prior year period. The decrease in fiscal 2016 was primarily driven by lower sales in Communications & Data Center, which more than offset the increase in sales from automotive. The increase in fiscal 2015 net revenues in Japan, as compared to the prior year period, was primarily driven by increased sales in Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive.

Gross Margin

(In millions)	2016	Change	2015	Change	2014
Gross margin	$1,542.0	(8)%	$1,668.5	2%	$1,639.3
Percentage of net revenues	69.7%		70.2%		68.8%

Gross margin was 0.5 percentage points lower in fiscal 2016 from the comparable prior year period. The decrease in gross margin was primarily due to increased manufacturing overhead expenses from the ramp of New Products.

Gross margin was 1.4 percentage points higher in fiscal 2015 from the comparable prior year period, which was driven primarily by cost reduction across our product portfolio, in particular our New Products. Additionally, the improvement in gross margin was also driven by our product and customer mix.

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

Research and Development

(In millions)	2016	Change	2015	Change	2014
Research and development	$533.9	2%	$525.7	7%	$492.4
Percentage of net revenues	24%		22%		21%

R&D spending increased $8.2 million, or 2%, during fiscal 2016 from the comparable prior year period. The increase was primarily attributable to higher employee compensation (including stock-based compensation) related to our next generation product development, partially offset by a decrease in mask and wafer spending due to timing.

R&D spending increased $33.3 million, or 7%, during fiscal 2015 from the comparable prior year period. The increase was primarily attributable to higher mask and wafer expenses and employee compensation (including stock-based compensation) related to our next generation product development.

In fiscal 2017, we intend to increase investment in R&D in order to extend our leadership in a competitive market. This increased spending will largely be in the areas of increased mask spending on 16nm portfolio roll out, early investment on 7nm development and creating a 28nm Spartan 7 product portfolio.

Selling, General and Administrative

(In millions)	2016	Change	2015	Change	2014
Selling, general and administrative	$331.7	(6)%	$353.7	(7)%	$378.6
Percentage of net revenues	15%		15%		16%

SG&A expenses decreased $22.0 million or 6% during fiscal 2016 from the comparable prior year period as we incurred lower variable spending (due to lower revenues) and employee compensation in fiscal 2016 (primarily due to restructuring measures that we implemented during the fourth quarter of fiscal 2015). SG&A expenses decreased $24.9 million or 7% during fiscal 2015 from the comparable prior year period as we incurred lower variable spending and legal expenses in fiscal 2015.

Amortization of Acquisition-Related Intangibles

(In millions)	2016	Change	2015	Change	2014
Amortization of acquisition-related intangibles	$6.6	(31)%	$9.5	(4)%	$9.9
Percentage of net revenues	—%		—%		—%

As certain intangibles were fully amortized in fiscal 2015 and during fiscal 2016, the amortization expense decreased during fiscal 2016 as compared to the prior year period. Amortization expense during fiscal 2015 was relatively flat from the comparable prior year period as there was no significant change in the acquisition-related intangible assets.

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

We recorded total restructuring charges of $24.5 million in fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. The charges above have been shown separately as restructuring charges on the consolidated statements of income. As of the end of fiscal 2016, the balance of the restructuring accrual was $1.2 million, which is expected to be settled within the next few quarters.

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

Stock-Based Compensation

(In millions)	2016	Change	2015	Change	2014
Stock-based compensation included in:
Cost of revenues	$8.0	(2)%	$8.1	7%	$7.6
Research and development	59.7	19%	50.2	9%	46.2
Selling, general and administrative	44.3	8%	41.0	1%	40.5
Restructuring	—	(100)%	0.6	100%	—
	$112.0	12%	$99.9	6%	$94.3
The $12.1 million and $5.6 million increases in stock-based compensation expense for fiscal 2016 and 2015, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted restricted stock units at a higher fair value in the prior years.

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

Interest and Other Expense, Net

(In millions)	2016	Change	2015	Change	2014
Interest and other expense, net	$33.1	120%	$15.0	(49)%	$29.6
Percentage of net revenues	1%		1%		1%

Our net interest and other expense increased by $18.1 million in fiscal 2016 from the comparable prior year period. The increase was primarily due to a smaller gain on the sale of securities in our investment portfolio, partially offset by higher interest income from the investment portfolio. During fiscal 2015 we also had a gain on sale of land, which we did not have in fiscal 2016.

The decrease in net interest and other expense in fiscal 2015 from the prior year period was primarily due to a larger gain on sale of securities in our investment portfolio and land, and to a lesser extent higher interest income from the investment portfolio.

Provision for Income Taxes

(In millions)	2016	Change	2015	Change	2014
Provision for income taxes	$86.0	(6)%	$91.9	16%	$79.1
Percentage of net revenues	4%		4%		3%
Effective tax rate	13%		12%		11%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The increase in effective tax rate in fiscal 2016 compared with fiscal 2015 was primarily due to a decrease in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. This was partially offset by a decrease to the rate due to a shift in geographic mix of earnings with less earnings subject to U.S. tax.

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

Fiscal 2016 Compared to Fiscal 2015

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of April 2, 2016 and March 28, 2015 totaled $3.56 billion and $3.57 billion, respectively. As of April 2, 2016, we had cash, cash equivalents and short-term investments of $3.34 billion and working capital of $2.97 billion. As of March 28, 2015, cash, cash equivalents and short-term investments were $3.30 billion and working capital was $2.97 billion.

As of April 2, 2016, we had $2.24 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $992.2 million of the $2.24 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 2, 2016. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

During fiscal 2016, our operations generated net positive cash flow of $730.1 million, which was $60.7 million lower than the $790.8 million generated during fiscal 2015. The positive cash flow from operations generated during fiscal 2016 was primarily from net income as adjusted for non-cash related items, decrease in inventories and increase in accounts payable. These items were partially offset by increases in accounts receivable and other assets as well as decreases in accrued liabilities, deferred income on shipments to distributors and income taxes payable.

Net cash used in investing activities was $423.9 million during fiscal 2016, as compared to net cash provided by investing activities of $13.0 million in fiscal 2015. Net cash used in investing activities during fiscal 2016 consisted of $380.0 million of net purchases of available-for-sale securities, $34.0 million for purchases of property, plant and equipment and $10.0 million of other investing activities.

Net cash used in financing activities was $694.9 million in fiscal 2016, as compared to $884.8 million in fiscal 2015. Net cash used in financing activities during fiscal 2016 consisted of $443.2 million of cash payment to repurchase common stock and $319.0 million of dividend payments to stockholders, which was partially offset by $51.1 million of net proceeds from issuance of common stock under employee stock plans and $16.2 million for excess tax benefits from stock-based compensation.

Accounts Receivable

Accounts receivable increased by $60.8 million and days sales outstanding (DSO) increased to 52 days at April 2, 2016 from 38 days at March 28, 2015. The increase was primarily due to timing of shipments and collections.

Inventories

Inventories decreased to $178.6 million as of April 2, 2016 from $231.3 million as of March 28, 2015, while combined inventory days at Xilinx and distribution decreased to 109 days at April 2, 2016 from 130 days at March 28, 2015. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment

During fiscal 2016, we invested $34.0 million in property, plant and equipment, as compared to $29.6 million in fiscal 2015. Primary investments in fiscal 2016 were for building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities decreased to $946.1 million at the end of fiscal 2016 from $963.2 million at the end of fiscal 2015. The change was primarily due to a decrease of $19.6 million in other accrued liabilities, $14.3 million in deferred income on shipments to distributors and $13.4 million in income taxes payable. These decreases were partially offset by increases of $21.4 million in accounts payable and $11.1 million in current portion of long-term debt.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $32.8 million during fiscal 2016 from $2.64 billion in fiscal 2015 to $2.60 billion in fiscal 2016. The decrease was primarily due to repurchase of common stock of approximately $443.2 million and $319.0 million of payment of dividends to stockholders. These decreases were partially offset by $550.9 million in net income for fiscal 2016, $112.0 million of stock-based compensation, and $51.1 million of net issuance of common stock under employee stock plans, $11.4 million for net excess tax benefits from stock-based compensation and $4.5 million decrease of other comprehensive loss.

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

As of March 28, 2015, we had $1.69 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $832.3 million of the $1.69 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 28, 2015. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by investing activities was $13.0 million during fiscal 2015, as compared to $28.6 million in fiscal 2014. Net cash provided by investing activities during fiscal 2015 consisted of $13.3 million of net sales of available-for-sale securities and $29.3 million of other investing activities (including sales of land), which was partially offset by $29.6 million for purchases of property, plant and equipment.

Net cash used in financing activities was $884.8 million in fiscal 2015, as compared to $483.4 million in fiscal 2014. Net cash used in financing activities during fiscal 2015 consisted of $651.0 million of cash payment for repurchase of common stock and $306.2 million of dividend payments to stockholders, which was partially offset by $52.7 million of proceeds from issuance of common stock under employee stock plans and $19.7 million for excess tax benefits from stock-based compensation.

Accounts Receivable

Accounts receivable decreased by $21.2 million and DSO decreased slightly to 38 days at March 28, 2015 from 41 days at March 29, 2014. The decrease was primarily due to timing of shipments and collections.

Inventories

Inventories slightly decreased to $231.3 million as of March 28, 2015 from $234.0 million as of March 29, 2014, with combined inventory days at Xilinx and distribution slightly increased to 130 days at March 28, 2015 from 125 days at March 29, 2014. Our inventory levels in the past couple of years were relatively higher than historical trends due to the build ahead of our 28nm products in anticipation of ramping sales. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

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

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $152.1 million during fiscal 2015 from $2.79 billion in fiscal 2014 to $2.64 billion in fiscal 2015. The decrease was primarily due to repurchase of common stock of approximately $650.0 million, $306.2 million of payment of dividends to stockholders and $10.6 million of other comprehensive loss. These decreases were partially offset by $648.2 million in net income for fiscal 2015, $99.0 million of stock-based compensation, $52.7 million of net issuance of common stock under employee stock plans and $13.9 million for net excess tax benefits from stock-based compensation.

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

We repurchased 9.7 million shares of our common stock for approximately $443.2 million during fiscal 2016. During fiscal 2015, we repurchased 15.3 million shares of common stock for approximately $650.0 million. During fiscal 2016, we paid $319.0 million in cash dividends to stockholders, representing $1.24 per common share. During fiscal 2015, we paid $306.2 million in cash dividends to stockholders, representing $1.16 per common share. On April 26, 2016, our Board of Directors declared a cash dividend of $0.33 per common share for the first quarter of fiscal 2017. The dividend is payable on June 8, 2016 to stockholders of record as of May 18, 2016. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

As of April 2, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.0 million of student loan auction rate securities. The amount of assets and liabilities measured using significant unobservable inputs (Level 3) as a percentage of the total assets and liabilities measured at fair value was less than 1% as of April 2, 2016. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information.

During fiscal 2015, we redeemed $11.0 million of student loan auction rate securities for cash at par value, but none for fiscal 2016.

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 2, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as accounts payable and other accrued liabilities as of April 2, 2016.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$15.7	$5.1	$6.0	$3.6	$1.0
Inventory and other purchase obligations (2)	108.9	108.9	—	—	—
Electronic design automation software licenses (3)	33.8	16.3	12.2	5.3	—
Building renovation obligations (4)	15.0	15.0	—	—	—
2017 Convertible Notes-principal and interest (5)	619.1	11.2	607.9	—	—
2019 and 2021 Notes-principal and interest (5)	1,105.9	24.6	551.3	530.0	—
Total	$1,898.4	$181.1	$1,177.4	$538.9	$1.0

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $4.5 million for fiscal 2016. See "Note 9. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of April 2, 2016, we had $33.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2018.

(4)
As of April 2, 2016, we had $15.0 million of open purchase obligations related to the renovation of one of our properties. The Company expects to receive and pay for these materials and services within the next 6 months.

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

As of April 2, 2016, $15.9 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, liabilities for uncertain tax positions have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of April 2, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.26 billion as of April 2, 2016. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 2, 2016 and March 28, 2015 would have affected the fair value of our investment portfolio by approximately $47.0 million and $44.0 million, respectively.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 2, 2016 and March 28, 2015, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	April 2, 2016	March 28, 2015
Singapore Dollar	$27.0	$43.9
Euro	19.1	30.0
Indian Rupee	23.3	22.2
British Pound	10.7	12.9
Japanese Yen	3.4	5.0
	$83.5	$114.0

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2017. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at April 2, 2016 and March 28, 2015 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 2, 2016 and March 28, 2015 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	April 2, 2016	March 28, 2015	March 29, 2014
Net revenues	$2,213,881	$2,377,344	$2,382,531
Cost of revenues	671,907	708,823	743,253
Gross margin	1,541,974	1,668,521	1,639,278
Operating expenses:
Research and development	533,891	525,745	492,447
Selling, general and administrative	331,652	353,670	378,607
Amortization of acquisition-related intangibles	6,550	9,537	9,887
Restructuring charges	—	24,491	—
Litigation and contingencies	—	—	9,410
Total operating expenses	872,093	913,443	890,351
Operating income	669,881	755,078	748,927
Loss on extinguishment of convertible debentures	—	—	9,848
Interest and other expense, net	33,056	15,002	29,553
Income before income taxes	636,825	740,076	709,526
Provision for income taxes	85,958	91,860	79,138
Net income	$550,867	$648,216	$630,388
Net income per common share:
Basic	$2.14	$2.44	$2.37
Diluted	$2.05	$2.35	$2.19
Shares used in per share calculations:
Basic	257,184	265,480	266,431
Diluted	268,667	276,123	287,396

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Net income	$550,867	$648,216	$630,388
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(916)	7,483	(11,241)
Reclassification adjustment for gains on available-for-sale securities	(106)	(6,832)	(167)
Net change in unrealized gains (losses) on hedging transactions	15,004	(11,074)	459
Reclassification adjustment for (gains) losses on hedging transactions	(7,225)	2,753	1,707
Cumulative translation adjustment, net	(2,239)	(2,931)	34
Other comprehensive income (loss)	4,518	(10,601)	(9,208)
Total comprehensive income	$555,385	$637,615	$621,180

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	April 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$503,816	$892,572
Short-term investments	2,833,883	2,410,489
Accounts receivable, net of allowances for doubtful accounts and customer returns of $3,341 and $3,353 in 2016 and 2015, respectively	307,458	246,615
Inventories	178,550	231,328
Deferred tax assets	—	79,519
Prepaid expenses and other current assets	95,226	74,528
Total current assets	3,918,933	3,935,051
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	310,795	312,610
Machinery and equipment	390,573	380,303
Furniture and fixtures	43,916	46,412
	810,582	804,623
Accumulated depreciation and amortization	(527,236)	(503,585)
Net property, plant and equipment	283,346	301,038
Long-term investments	220,807	266,902
Goodwill	159,296	159,296
Acquisition-related intangibles, net	6,202	12,752
Other assets	234,570	223,026
Total Assets	$4,823,154	$4,898,065
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,534	$80,113
Accrued payroll and related liabilities	154,294	156,600
Income taxes payable	6,286	19,693
Deferred income on shipments to distributors	51,758	66,071
Other accrued liabilities	45,108	64,676
Current portion of long-term debt	587,106	576,053
Total current liabilities	946,086	963,206
Long-term debt	995,835	994,839
Deferred tax liabilities	261,467	289,868
Long-term income taxes payable	15,889	13,245
Other long-term liabilities	1,090	1,366
Commitments and contingencies
Temporary equity (Note 13)	12,894	23,947
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 253,687 and 258,340 shares issued and outstanding in 2016 and 2015, respectively	2,537	2,583
Additional paid-in capital	726,921	653,882
Retained earnings	1,867,066	1,966,278
Accumulated other comprehensive loss	(6,631)	(11,149)
Total stockholders’ equity	2,589,893	2,611,594
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,823,154	$4,898,065
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$550,867	$648,216	$630,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,828	55,266	55,464
Amortization	17,613	19,648	19,808
Stock-based compensation	111,984	99,859	94,314
Loss on extinguishment of convertible debentures	—	—	9,848
Net (gain) loss on sale of available-for-sale securities	(370)	(11,878)	332
Amortization of debt discount on convertible debentures	12,048	12,022	16,319
Provision for deferred income taxes	44,128	17,802	53,854
Excess tax benefit from stock-based compensation	(16,153)	(19,662)	(30,754)
Others	2,000	122	(1,618)
Changes in assets and liabilities:
Accounts receivable, net	(60,843)	21,219	(38,658)
Inventories	52,323	2,664	(32,333)
Prepaid expenses and other current assets	(1,261)	(13,118)	(4,754)
Other assets	(11,945)	(531)	(21,335)
Accounts payable	21,422	(69,583)	76,929
Accrued liabilities (including restructuring activities)	(16,592)	1,795	19,659
Income taxes payable	(11,635)	15,967	(44,287)
Deferred income on shipments to distributors	(14,312)	10,972	1,741
Net cash provided by operating activities	730,102	790,780	804,917
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,262,324)	(3,742,742)	(3,843,395)
Proceeds from sale and maturity of available-for-sale securities	2,882,342	3,756,021	3,900,858
Purchases of property, plant and equipment	(34,004)	(29,619)	(44,865)
Other investing activities	(9,950)	29,296	16,048
Net cash provided by (used in) investing activities	(423,936)	12,956	28,646
Cash flows from financing activities:
Repurchase of convertible debentures	—	—	(1,234,086)
Repurchases of common stock	(443,181)	(651,006)	(241,076)
Proceeds from issuance of common stock through various stock plans, net	51,094	52,661	238,158
Payment of dividends to stockholders	(318,988)	(306,158)	(267,343)
Proceeds from issuance of long-term debts, net	—	—	990,149
Excess tax benefit from stock-based compensation	16,153	19,662	30,754
Net cash used in financing activities	(694,922)	(884,841)	(483,444)
Net increase (decrease) in cash and cash equivalents	(388,756)	(81,105)	350,119
Cash and cash equivalents at beginning of period	892,572	973,677	623,558
Cash and cash equivalents at end of period	$503,816	$892,572	$973,677
Supplemental disclosure of cash flow information:
Interest paid	$41,375	$41,589	$36,847
Income taxes paid, net	$53,425	$57,896	$68,215
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding
(In thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 30, 2013	263,649	$2,636	$1,276,278	$1,675,722	$8,660	$2,963,296
Components of comprehensive income:
Net income	—	—	—	630,388	—	630,388
Other comprehensive loss	—	—	—	—	(9,208)	(9,208)
Issuance of common shares under employee stock plans, net	10,124	101	238,057	—	—	238,158
Repurchase and retirement of common stock	(5,136)	(51)	(148,747)	(93,296)	—	(242,094)
Stock-based compensation expense	—	—	94,314	—	—	94,314
Stock-based compensation capitalized in inventory	—	—	416	—	—	416
Temporary equity reclassification	—	—	(34,999)	—	—	(34,999)
Convertible debt extinguishment	—	—	(646,650)	—	—	(646,650)
Cash dividends declared ($1.00 per common share)	—	—	—	(267,343)	—	(267,343)
Net excess tax benefits from stock-based compensation	—	—	26,404	—	—	26,404
Balance as of March 29, 2014	268,637	2,686	805,073	1,945,471	(548)	2,752,682
Components of comprehensive income:
Net income	—	—	—	648,216	—	648,216
Other comprehensive loss	—	—	—	—	(10,601)	(10,601)
Issuance of common shares under employee stock plans, net	5,058	51	52,610	—	—	52,661
Repurchase and retirement of common stock	(15,355)	(154)	(328,585)	(321,251)	—	(649,990)
Stock-based compensation expense	—	—	99,859	—	—	99,859
Stock-based compensation capitalized in inventory	—	—	(5)	—	—	(5)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.16 per common share)	—	—	—	(306,158)	—	(306,158)
Net excess tax benefits from stock-based compensation	—	—	13,878	—	—	13,878
Balance as of March 28, 2015	258,340	2,583	653,882	1,966,278	(11,149)	2,611,594
Components of comprehensive income:
Net income	—	—	—	550,867	—	550,867
Other comprehensive income	—	—	—	—	4,518	4,518
Issuance of common shares under employee stock plans, net	5,043	51	51,043	—	—	51,094
Repurchase and retirement of common stock	(9,696)	(97)	(111,993)	(331,091)	—	(443,181)
Stock-based compensation expense	—	—	111,984	—	—	111,984
Stock-based compensation capitalized in inventory	—	—	(455)	—	—	(455)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.24 per common share)	—	—	—	(318,988)	—	(318,988)
Net excess tax benefits from stock-based compensation	—	—	11,408	—	—	11,408
Balance as of April 2, 2016	253,687	$2,537	$726,921	$1,867,066	$(6,631)	$2,589,893
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2016 was a 53-week year ended on April 2, 2016. Each of Fiscal 2015 and 2014 was a 52-week year, ended on March 28, 2015 and March 29, 2014, respectively. Fiscal 2017 will be a 52-week year ending on April 1, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, long-lived assets and goodwill, inventory write-downs, allowances for doubtful accounts, customer returns, deferred tax assets, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of money market funds, non-financial institution securities, U.S. and foreign government and agency securities, municipal bonds and financial institution securities. Short-term investments consist of mortgage-backed securities, non-financial institution securities, U.S. and foreign government and agency securities, financial institution securities, asset-backed securities, bank loans, a debt mutual fund and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of mortgage-backed securities, a debt mutual fund, auction rate securities, municipal bonds and asset-backed securities with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. As of April 2, 2016 and March 28, 2015, long-term investments also included approximately $10.0 million and $10.3 million, respectively, of auction rate securities that experienced failed auctions in the fourth quarter of fiscal 2008. These auction rate securities are secured primarily by pools of student loans originated under Federal Family Education Loan Program that are substantially guaranteed by the U. S. Department of Education. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, municipal bonds, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities, bank loans and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, bank loans and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of April 2, 2016 or March 28, 2015. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities are included in interest and other expense, net, and declines in value judged to be other than temporary are included in impairment loss on investments. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

In determining whether a decline in value of non-marketable equity investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee's need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period's operating results to the extent of the decline.

Accounts Receivable

The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the aging of Xilinx's accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. Xilinx writes off accounts receivable against the allowance when Xilinx determines a balance is uncollectible and no longer actively pursues collection of the receivable. The amounts of accounts receivable written off were insignificant for all periods presented.

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	April 2, 2016	March 28, 2015
Raw materials	$15,346	$14,174
Work-in-process	123,675	183,472
Finished goods	39,529	33,682
	$178,550	$231,328

The Company reviews and sets standard costs quarterly to approximate current actual manufacturing costs. The Company's manufacturing overhead standards for product costs are calculated assuming full absorption of actual spending over actual volumes. Given the cyclicality of the market, the obsolescence of technology and product lifecycles, the Company writes down inventory based on forecasted demand and technological obsolescence. These forecasts are developed based on inputs from the Company's customers, including bookings and extended but uncommitted demand forecasts, and internal analyses such as customer historical purchasing trends and actual and anticipated design wins, as well as market and economic conditions, technology changes, new product introductions and changes in strategic direction. These factors require estimates that may include uncertain elements. The estimates of future demand that the Company uses in the valuation of inventory are the basis for its published revenue forecasts, which are also consistent with our short-term manufacturing plans. The differences between the Company's demand forecast and the actual demand in the recent past have not resulted in any material write down in the Company's inventory. If the Company's demand forecast for specific products is greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company's gross margin.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $50.8 million, $55.3 million and $55.5 million for fiscal 2016, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets and certain identifiable intangible assets to be held and used for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value. See "Note 8. Restructuring Charges" for more information about the Company's write-offs of acquisition-related intangibles recorded in fiscal 2015.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2016, there was no impairment of goodwill in fiscal 2016. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2017. To date, no impairment indicators have been identified.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers. For fiscal 2016, approximately 60% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of April 2, 2016, the Company had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. As of March 28, 2015, the Company had $87.7 million of deferred revenue and $21.6 million of deferred cost of revenues recognized as a net $66.1 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company's consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Revenue from sales to the Company's direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, and there are no customer acceptance requirements and no remaining significant obligations. For each of the periods presented, there were no significant acceptance provisions with the Company's direct customers.

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

Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company's ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to foreign currency or commodity price fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. See "Note 5. Derivative Financial Instruments" for detailed information about the Company's derivative financial instruments.

Research and Development Expenses

Research and development costs are current period expenses and charged to expense as incurred.

Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in "Note 6. Stock-Based Compensation Plans." The authoritative guidance of accounting for share-based payment requires the Company to measure the cost of all employee equity awards (that are expected to be exercised or vested) based on the grant-date fair value of those awards, and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (over the vesting period of the award). The authoritative guidance of accounting for share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The exercise price of employee stock options is equal to the market price of Xilinx common stock (defined as the closing trading price reported by The NASDAQ Global Select Market) on the date of grant. Additionally, Xilinx's ESPP is deemed a compensatory plan under the authoritative guidance of accounting for share-based payments. Accordingly, the ESPP is included in the computation of stock-based compensation expense.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2016 and 2015, the accrual balance of the product warranty liability was immaterial.

The Company offers, subject to certain terms and conditions, to indemnify customers and distributors for costs and damages awarded against these parties in the event the Company's hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure.  To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products.  The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of April 2, 2016 and March 28, 2015, Avnet accounted for 75% and 67% of the Company's total net accounts receivable, respectively. Resale of product through Avnet accounted for 50%, 43% and 46% of the Company's worldwide net revenues in fiscal 2016, 2015 and 2014, respectively. The percentage of net accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the consolidated balance sheet. The Company attempts to mitigate the concentration of credit risk in its trade receivables through its credit evaluation process, collection terms and distributor sales to diverse end customers and through geographical dispersion of sales. Xilinx generally does not require collateral for receivables from its end customers or from distributors.

No end customer accounted for more than 10% of the Company's worldwide net revenues for any of the periods presented.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 86% of its portfolio in AA or higher grade securities as rated by Standard & Poor's or Moody's Investors Service. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of April 2, 2016, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and AAA by Moody's Investors Service.

The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 4. Financial Instruments" for a table of the Company's available-for-sale securities.

Adoption of New Accounting Standard for Classification of Deferred Taxes

In November 2015, the FASB issued the authoritative guidance regarding balance sheet classification of deferred taxes. The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. This guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments can be applied retrospectively or prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance in the fourth quarter of fiscal year 2016 on a prospective basis, and therefore, no adjustments were made to the prior periods.

Recent Accounting Pronouncements

In April 2014, the FASB issued the authoritative guidance that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning in fiscal year 2019, with an option to early adopt in fiscal year 2018. The new standard is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method.  However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return.

In July 2015, the FASB issued the authoritative guidance that requires an entity to measure inventory at the lower of cost or net realizable value (NRV). NRV is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2018. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In January 2016, the FASB issued the final guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Early adoption is permitted. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for Xilinx would be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In February 2016, the FASB issued the authoritative guidance on leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued the authoritative guidance regarding contingent put and call options in debt instruments. The new guidance simplifies the embedded derivative analysis for debt instruments containing contingent call or put options, whereby a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The FASB also addressed how an entity acting as a principal would determine its transaction price when it does not know the price charged to its customer for its goods or services by an intermediary. The amendments have the same effective date and transition requirements as the new revenue standard, which for Xilinx would be the beginning of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued the authoritative guidance that simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In April 2016, the FASB finalized amendments to the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. The amendments have the same effective date and transition requirements as the new revenue standard, which for Xilinx would be the beginning of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2016 and the Company did not adjust or override any fair value measurements as of April 2, 2016.

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

The Company's Level 2 assets consist of financial institution securities, non-financial institution securities, municipal bonds, U.S. government and agency securities, foreign government and agency securities, mortgage-backed securities, debt mutual funds, bank loans, asset-backed securities and commercial mortgage-backed securities. The Company's Level 2 assets and liabilities also include foreign currency forward contracts and commodity swap contracts.

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

The Company's Level 3 assets and liabilities include student loan auction rate securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 and March 28, 2015:

	April 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$232,698	$—	$—	$232,698
Non-financial institution securities	—	104,964	—	104,964
Foreign government and agency securities	—	98,967	—	98,967
Municipal bonds	—	1,003	—	1,003
Short-term investments:
Financial institution securities	—	284,853	—	284,853
Non-financial institution securities	—	460,148	—	460,148
Municipal bonds	—	61,579	—	61,579
U.S. government and agency securities	81,873	110,420	—	192,293
Foreign government and agency securities	—	214,201	—	214,201
Mortgage-backed securities	—	1,067,157	—	1,067,157
Debt mutual fund	—	35,116	—	35,116
Bank loans	—	102,015	—	102,015
Asset-backed securities	—	210,051	—	210,051
Commercial mortgage-backed securities	—	206,470	—	206,470
Long-term investments:
Auction rate securities	—	—	9,977	9,977
Municipal bonds	—	7,100	—	7,100
Mortgage-backed securities	—	140,382	—	140,382
Debt mutual fund	—	56,785	—	56,785
Asset-backed securities	—	6,563	—	6,563
Derivative financial instruments, net	—	744	—	744
Total assets measured at fair value	$314,571	$3,168,518	$9,977	$3,493,066

	March 28, 2015
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$235,583	$—	$—	$235,583
Financial institution securities	—	229,999	—	229,999
Non-financial institution securities	—	89,995	—	89,995
U.S. government and agency securities	—	200,392	—	200,392
Foreign government and agency securities	—	37,996	—	37,996
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	339,029	—	339,029
Municipal bonds	—	40,006	—	40,006
U.S. government and agency securities	256,514	301,010	—	557,524
Foreign government and agency securities	—	159,936	—	159,936
Mortgage-backed securities	—	859,330	—	859,330
Debt mutual fund	—	38,608	—	38,608
Bank loans	—	98,100	—	98,100
Asset-backed securities	—	204,510	—	204,510
Commercial mortgage-backed securities	—	38,446	—	38,446
Long-term investments:
Auction rate securities	—	—	10,312	10,312
Municipal bonds	—	9,650	—	9,650
Mortgage-backed securities	—	180,906	—	180,906
Debt mutual fund	—	56,592	—	56,592
Asset-backed securities	—	7,948	—	7,948
Commercial mortgage-backed securities	—	1,494	—	1,494
Total assets measured at fair value	$492,097	$2,968,947	$10,312	$3,471,356
Liabilities
Derivative financial instruments, net	$—	$9,251	$—	$9,251
Total liabilities measured at fair value	$—	$9,251	$—	$9,251
Net assets measured at fair value	$492,097	$2,959,696	$10,312	$3,462,105

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended
(In thousands)	April 2, 2016	March 28, 2015
Balance as of beginning of period	$10,312	$20,160
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(335)	1,152
Sales and settlements, net (1)	—	(11,000)
Balance as of end of period	$9,977	$10,312

(1)	During fiscal 2015, the Company redeemed $11.0 million of student loan auction rate securities for cash at par value.

As of April 2, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.0 million of student loan auction rate securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of April 2, 2016 were approximately $990.5 million, $503.6 million and $523.6 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 4.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	April 2, 2016				March 28, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$232,698	$—	$—	$232,698	$235,583	$—	$—	$235,583
Financial institution	—
securities	284,853	—	—	284,853	304,999	—	—	304,999
Non-financial institution	—
securities	564,480	862	(230)	565,112	429,005	25	(6)	429,024
Auction rate securities	10,500	—	(523)	9,977	10,500	—	(188)	10,312
Municipal bonds	68,938	877	(133)	69,682	49,064	744	(152)	49,656
U.S. government and
agency securities	192,291	73	(71)	192,293	757,954	91	(129)	757,916
Foreign government and
agency securities	313,168	—	—	313,168	197,932	—	—	197,932
Mortgage-backed securities	1,200,071	12,848	(5,380)	1,207,539	1,035,598	8,809	(4,171)	1,040,236
Asset-backed securities	216,068	1,151	(605)	216,614	211,487	1,130	(159)	212,458
Debt mutual funds	101,350	—	(9,449)	91,901	101,350	—	(6,150)	95,200
Bank loans	102,092	25	(102)	102,015	98,131	29	(60)	98,100
Commercial mortgage-
backed securities	207,847	432	(1,809)	206,470	40,132	133	(325)	39,940
	$3,494,356	$16,268	$(18,302)	$3,492,322	$3,471,735	$10,961	$(11,340)	$3,471,356

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of April 2, 2016 and March 28, 2015.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of April 2, 2016 and March 28, 2015:

	April 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$52,756	$(230)	$—	$—	$52,756	$(230)
Auction rate securities	—	—	9,977	(523)	9,977	(523)
Municipal bonds	10,138	(44)	3,867	(89)	14,005	(133)
U.S. government and
agency securities	84,024	(71)	—	—	84,024	(71)
Mortgage-backed securities	346,560	(3,916)	114,285	(1,464)	460,845	(5,380)
Asset-backed securities	81,038	(502)	20,793	(103)	101,831	(605)
Debt mutual funds	—	—	91,901	(9,449)	91,901	(9,449)
Bank loans	34,358	(31)	42,832	(71)	77,190	(102)
Commercial mortgage-
backed securities	141,761	(878)	2,150	(931)	143,911	(1,809)
	$750,635	$(5,672)	$285,805	$(12,630)	$1,036,440	$(18,302)

	March 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$7,190	$(6)	$—	$—	$7,190	$(6)
Auction rate securities	—	—	10,312	(188)	10,312	(188)
Municipal bonds	10,014	(94)	1,931	(58)	11,945	(152)
U.S. government and
agency securities	451,296	(129)	—	—	451,296	(129)
Mortgage-backed securities	442,786	(2,901)	48,263	(1,270)	491,049	(4,171)
Asset-backed securities	75,009	(159)	—	—	75,009	(159)
Debt mutual fund	38,608	(1,392)	56,592	(4,758)	95,200	(6,150)
Bank loans	65,085	(60)	—	—	65,085	(60)
Commercial mortgage-
backed securities	5,984	(268)	944	(57)	6,928	(325)
	$1,095,972	$(5,009)	$118,042	$(6,331)	$1,214,014	$(11,340)

As of April 2, 2016, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of April 2, 2016 and March 28, 2015 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of April 2, 2016 and March 28, 2015. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

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

	April 2, 2016
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,120,486	$1,120,487
Due after one year through five years	545,350	545,457
Due after five years through ten years	264,616	265,529
Due after ten years	1,229,856	1,236,250
	$3,160,308	$3,167,723

As of April 2, 2016, $1.92 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Gross realized gains on sale of available-for-sale securities	$1,248	$15,101	$2,080
Gross realized losses on sale of available-for-sale securities	(878)	(3,223)	(2,412)
Net realized gains (losses) on sale of available-for-sale securities	$370	$11,878	$(332)
Amortization of premiums on available-for-sale securities	$26,613	$23,579	$27,293

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments

The Company's primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk. As a result of the use of derivative financial instruments, the Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations. The Company manages counterparty credit risk in derivative contracts by reviewing counterparty creditworthiness on a regular basis, establishing collateral requirement and limiting exposure to any single counterparty. The right of set-off that exists with certain transactions enables the Company to net amounts due to and from the counterparty, reducing the maximum loss from credit risk in the event of counterparty default.

As of April 2, 2016 and March 28, 2015, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	April 2, 2016	March 28, 2015
Singapore Dollar	$26,978	$43,901
Euro	19,123	29,973
Indian Rupee	23,302	22,228
British Pound	10,716	12,946
Japanese Yen	3,387	4,994
	$83,506	$114,042

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2017. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of April 2, 2016, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of April 2, 2016 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.

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

The Company had the following derivative instruments as of April 2, 2016 and March 28, 2015, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
April 2, 2016	Prepaid expenses and other current assets	$2,161	Other accrued liabilities	$1,417
March 28, 2015	Prepaid expenses and other current assets	$—	Other accrued liabilities	$9,320

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2016 and 2015:

	Foreign Exchange Contracts
(In thousands)	2016	2015
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(7,779)	$(8,321)

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(7,225)	$(2,753)

Amount of gains recorded (ineffective portion) *	$10	$43

*	Recorded in Interest and Other Expense location within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans

The Company's equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's ESPP:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Stock-based compensation included in:
Cost of revenues	$7,977	$8,101	$7,602
Research and development	59,692	50,185	46,197
Selling, general and administrative	44,315	40,994	40,515
Restructuring charges	—	579	—
Stock-based compensation effect on income before taxes	111,984	99,859	94,314
Income tax effect	(34,119)	(29,268)	(27,327)
Net stock-based compensation effect on net income	$77,865	$70,591	$66,987

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

As of April 2, 2016 and March 28, 2015, the ending inventory balances included $2.0 million of capitalized stock-based compensation. During fiscal 2016, 2015 and 2014, the tax benefit realized for the tax deduction from option exercises and other awards, including amounts credited to additional paid-in capital, totaled $56.3 million, $55.0 million and $67.0 million, respectively.

The fair values of stock options and stock purchase plan rights under the Company's equity incentive plans and ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company's expected stock price volatility assumption is estimated using implied volatility of the Company's traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term.

The Company's stock-based compensation expense relating to options granted during fiscal 2016, 2015 and 2014 were not material.
The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2016, 2015 and 2014 were $11.20, $9.17 and $11.11, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	2016	2015	2014
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.26	0.25	0.24
Risk-free interest rate	0.5%	0.3%	0.2%
Dividend yield	2.7%	2.9%	2.4%

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2016, 2015 and 2014 were $41.19, $43.11 and $38.90, respectively. The weighted average fair value of RSUs granted in fiscal 2016, 2015 and 2014 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.3%	0.8%	0.7%
Dividend yield	2.8%	2.5%	2.5%

Options outstanding that have vested and are expected to vest in future periods as of April 2, 2016 are as follows:

(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Vested (i.e., exercisable)	1,241	$25.33	0.98	$27,653
Expected to vest	15	$31.74	1.73	$246
Total vested and expected to vest	1,256	$25.41	0.99	$27,899

Total outstanding	1,257	$25.42	0.99	$27,917

(1)	These amounts represent the difference between the exercise price and $47.62, the closing price per share of Xilinx's stock on April 2, 2016, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the authoritative guidance of accounting for share-based payment, which are estimated when compensation costs are recognized. Options with a fair value of $344 thousand completed vesting during fiscal 2016. As of April 2, 2016, total unrecognized stock-based compensation costs related to stock options and ESPP were $64 thousand and $12.9 million, respectively. The total unrecognized stock-based compensation cost for stock options and ESPP is expected to be recognized over a weighted-average period of 0.6 years and 0.8 years, respectively.

Employee Stock Option Plans

Under the Company's stock option plans (Option Plans), options reserved for future issuance of common shares to employees and directors of the Company total 14.2 million shares as of April 2, 2016, including 12.9 million shares available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). Options to purchase shares of the Company's common stock under the Option Plans are granted at 100% of the fair market value of the stock on the date of grant. The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Prior to April 1, 2007, stock options granted by the Company generally expire ten years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 30, 2013	15,990
Additional shares reserved	2,000
Stock options granted	(8)
Stock options cancelled	26
RSUs granted	(3,297)
RSUs cancelled	326
March 29, 2014	15,037
Additional shares reserved	3,000
Stock options cancelled	6
RSUs granted	(3,201)
RSUs cancelled	531
March 28, 2015	15,373
Stock options cancelled	10
RSUs granted	(3,088)
RSUs cancelled	634
April 2, 2016	12,929

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

A summary of the Company's Option Plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 30, 2013	12,753	$28.01
Granted	8	$41.08
Exercised	(7,421)	$29.95
Forfeited/cancelled/expired	(60)	$35.61
March 29, 2014	5,280	$25.22
Granted	—	—
Exercised	(2,009)	$25.80
Forfeited/cancelled/expired	(24)	$32.22
March 28, 2015	3,247	$24.81
Granted	—	—
Exercised	(1,977)	$24.38
Forfeited/cancelled/expired	(13)	$32.10
April 2, 2016	1,257	$25.42
Options exercisable at:
April 2, 2016	1,241	$25.33
March 28, 2015	3,173	$24.59

The total pre-tax intrinsic value of options exercised during fiscal 2016 and 2015 was $42.6 million and $37.3 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

The following information relates to options outstanding and exercisable under the Option Plans as of April 2, 2016:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
(Shares in thousands)		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual Term	Price Per	Options	Price Per
Range of Exercise Prices	Outstanding	(Years)	Share	Exercisable	Share
$18.97 - $19.79	5	0.18	$19.22	5	$19.22
$20.57 - $29.27	1,105	0.76	$24.32	1,105	$24.32
$30.21 - $38.56	147	2.75	$33.90	131	$33.84
	1,257	0.99	$25.42	1,241	$25.33

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 30, 2013	5,996	$30.83
Granted	3,297	$38.90
Vested (2)	(2,066)	$29.25
Cancelled	(326)	$32.28
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested (2)	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07
Granted	3,088	$41.19
Vested (2)	(2,691)	$37.23
Cancelled	(592)	$39.43
April 2, 2016	6,678	$40.74	2.31	$318,023

Expected to vest as of April 2, 2016	5,426	$40.71	2.31	$258,375

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on April 2, 2016 of $47.62, multiplied by the number of RSUs outstanding or expected to vest as of April 2, 2016.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $100.2 million were vested during fiscal 2016. As of April 2, 2016, total unrecognized stock-based compensation costs related to non-vested RSUs was $179.7 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 81% of all eligible employees participate in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.1 million shares for $37.6 million in fiscal 2016, 1.2 million shares for $39.0 million in fiscal 2015, and 1.2 million shares for $37.9 million in fiscal 2014. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2017. As of April 2, 2016, 9.4 million shares were available for future issuance.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	2016	2015
Accrued payroll and related liabilities:
Accrued compensation	$73,823	$79,312
Deferred compensation plan liability	74,180	70,163
Other	6,291	7,125
	$154,294	$156,600

Other accrued liabilities:
Interest payable	$5,591	$5,432
Forward currency exchange contracts	1,417	9,320
Restructuring Charges	1,164	14,634
Other	36,936	35,290
	$45,108	$64,676

Note 8.	Restructuring Charges

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

The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. As of the end of fiscal 2016, the remaining balance of the restructuring accrual was $1.2 million, which is expected to be settled within the next few quarters.

Note 9.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through October 2021. Additionally, Xilinx entered into a land lease in conjunction with the Company's building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company's leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2017	$5,106
2018	3,138
2019	2,885
2020	2,078
2021	1,494
Thereafter	956
Total	$15,657

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $2.7 million as of April 2, 2016. Rent expense, net of rental income, under all operating leases was $4.5 million for fiscal 2016, $3.2 million for fiscal 2015, and $3.1 million for fiscal 2014. Rental income was not material for fiscal 2016, 2015 or 2014.

Other commitments as of April 2, 2016 totaled $108.9 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of April 2, 2016, the Company had $33.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2018. As of April 2, 2016, the Company also had open purchase obligations totaling $15.0 million related to the renovation of one of its properties. The Company expects to receive and pay for these materials and services within the next six months.

Note 10.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	2016	2015	2014
Net income available to common stockholders	$550,867	$648,216	$630,388
Weighted average common shares outstanding-basic	257,184	265,480	266,431
Dilutive effect of employee equity incentive plans	2,260	3,257	4,508
Dilutive effect of 2017 Convertible Notes and warrants	9,223	7,386	8,544
Dilutive effect of 2037 Convertible Notes	—	—	7,913
Weighted average common shares outstanding-diluted	268,667	276,123	287,396
Basic earnings per common share	$2.14	$2.44	$2.37
Diluted earnings per common share	$2.05	$2.35	$2.19

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 4.6 million, 4.1 million and 5.1 million shares, for fiscal 2016, 2015 or 2014 respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

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

Note 11.	Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Interest income	$40,180	$35,876	$28,079
Interest expense	(55,456)	(55,431)	(54,035)
Other income (expense), net	(17,780)	4,553	(3,597)
	$(33,056)	$(15,002)	$(29,553)

Note 12.	Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	2016	2015
Accumulated unrealized losses on available-for-sale securities, net of tax	$(1,260)	$(238)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	256	(7,523)
Accumulated cumulative translation adjustment, net of tax	(5,627)	(3,388)
Accumulated other comprehensive loss	$(6,631)	$(11,149)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 13.	Debt and Credit Facility

2017 Convertible Notes

As of April 2, 2016, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company's existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.

The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.1754 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $29.26 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of April 2, 2016 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of April 2, 2016, the 2017 Convertible Notes were classified as a current liability on the Company's consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.

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

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company's consolidated balance sheets as follows:

(In thousands)	2016	2015
Liability component:
Principal amount of the 2017 Convertible Notes	$600,000	$600,000
Unamortized discount of liability component	(18,135)	(33,679)
Hedge accounting adjustment – sale of interest rate swap	5,241	9,732
Net carrying value of the 2017 Convertible Notes	$587,106	$576,053

Equity component (including temporary equity) – net carrying value	$66,415	$66,415

The remaining unamortized debt discount, net of the hedge accounting adjustment from the sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of April 2, 2016, the remaining term of the 2017 Convertible Notes is 1.2 years. As of April 2, 2016, the if-converted value of the 2017 Convertible Notes was $970.0 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Contractual coupon interest	$15,750	$15,750	$15,750
Amortization of debt issuance costs	1,448	1,448	1,448
Amortization of debt discount, net	11,052	11,052	11,052
Total interest expense related to the 2017 Convertible Notes	$28,250	$28,250	$28,250

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.5 million shares of its common stock at $29.26 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.5 million shares of the Company's common stock at $41.45 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.

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

The following table summarizes the carrying value of the 2019 and 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	2016	2015
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,560)	(2,073)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(2,605)	(3,088)
Total senior notes	$995,835	$994,839

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Contractual coupon interest	$25,625	$25,625	$1,210
Amortization of debt issuance costs	586	586	52
Amortization of debt discount, net	995	970	80
Total interest expense related to the 2019 and 2021 Notes	$27,206	$27,181	$1,342

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

Prior to the redemption, interest expense related to the 2037 Convertible Notes was included in interest and other expense, net on the consolidated statements of income, and was recognized as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Contractual coupon interest	$—	$—	$20,065
Amortization of debt issuance costs	—	—	223
Amortization of embedded derivative	—	—	58
Amortization of debt discount	—	—	5,187
Fair value adjustment of embedded derivative	—	—	(1,090)
Total interest expense related to the 2037 Convertible Notes	$—	$—	$24,443

Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of April 2, 2016, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 14. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of April 2, 2016 and March 28, 2015, no preferred shares were issued or outstanding.

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

Through April 2, 2016, the Company has used up $595.8 million of the $800.0 million authorized under the 2014 Repurchase Program, leaving $204.2 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 2, 2016 and March 28, 2015.

During fiscal 2016, the Company repurchased 9.7 million shares of common stock in the open market for a total of approximately $443.2 million under the 2014 Repurchase Programs. During fiscal 2015, the Company repurchased 15.3 million shares of common stock in the open market for a total of $650.0 million.

Note 15.	Income Taxes

The provision for income taxes consists of the following:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Federal:
Current	$21,366	$61,308	$16,692
Deferred	42,146	17,121	48,021
	63,512	78,429	64,713
State:
Current	2,447	3,330	1,333
Deferred	1,781	1,803	5,954
	4,228	5,133	7,287
Foreign:
Current	18,016	9,433	7,264
Deferred	202	(1,135)	(126)
	18,218	8,298	7,138
Total	$85,958	$91,860	$79,138

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Domestic	$37,568	$110,881	$83,617
Foreign	599,257	629,195	625,909
Income before income taxes	$636,825	$740,076	$709,526

The tax benefits associated with stock-based compensation recorded in additional paid-in capital were $11.4 million, $13.9 million and $26.4 million, for fiscal 2016, 2015 and 2014, respectively.

As of April 2, 2016, the Company had federal and state net operating loss carryforwards of approximately $15.4 million. If unused, these carryforwards will expire at various dates through fiscal 2030. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had state research tax credit carryforwards of approximately $167.5 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $95.7 million that is not likely to be recovered and has been reduced by a valuation allowance.

Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no U.S. taxes have been provided, are approximately $3.10 billion as of April 2, 2016. The residual U.S. tax liability, if such amounts were remitted, would be approximately $1.04 billion.

The provision for income taxes reconciles to the amount derived by applying the Federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Income before provision for taxes	$636,825	$740,076	$709,526
Federal statutory tax rate	35%	35%	35%
Computed expected tax	222,889	259,027	248,334
State taxes, net of federal benefit	3,177	2,458	4,664
Foreign earnings at lower tax rates	(112,942)	(141,372)	(143,336)
Tax credits	(25,211)	(26,633)	(23,389)
Other	(1,955)	(1,620)	(7,135)
Provision for income taxes	$85,958	$91,860	$79,138

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. The benefits of Pioneer Status in Singapore for fiscal 2016, fiscal 2015 and fiscal 2014 were approximately $51.3 million ($0.19 per diluted share), $66.0 million ($0.24 per diluted share), and $60.3 million ($0.21 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of April 2, 2016 and March 28, 2015:

(In thousands)	2016	2015
Deferred tax assets:
Stock-based compensation	$22,128	$18,233
Deferred income on shipments to distributors	9,307	9,207
Accrued expenses	32,771	28,318
Tax credit carryforwards	95,424	86,650
Deferred compensation plan	27,412	26,079
Low income housing and other investments	8,265	10,247
Other	11,538	10,706
Subtotal	206,845	189,440
Valuation allowance	(62,179)	(52,552)
Total deferred tax assets	144,666	136,888
Deferred tax liabilities:
Unremitted foreign earnings	(335,522)	(280,322)
Convertible debt	(2,349)	(3,220)
Other	(1,699)	(3,987)
Total deferred tax liabilities	(339,570)	(287,529)
Total net deferred tax liabilities	$(194,904)	$(150,641)

In November 2015, the FASB issued authoritative guidance which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The Company has adopted this guidance in the fourth quarter of fiscal year 2016 on a prospective basis. As a result, the Company's 2016 current deferred tax assets were reclassified and netted with non-current deferred tax assets or deferred tax liabilities, depending on the tax jurisdiction.

Long-term deferred tax assets of $66.6 million and $59.7 million as of April 2, 2016 and March 28, 2015, respectively, were included in other assets on the consolidated balance sheet.

As of April 2, 2016 and March 28, 2015, gross deferred tax assets were offset by valuation allowances of $62.2 million and $52.6 million, respectively, which were associated with state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2016 and 2015 were as follows:

(In thousands)	2016	2015
Balance as of beginning of fiscal year	$30,089	$26,398
Increases in tax positions for prior years	786	97
Decreases in tax positions for prior years	(606)	(37)
Increases in tax positions for current year	4,757	4,822
Settlements	(85)	—
Lapses in statutes of limitation	(942)	(1,191)
Balance as of end of fiscal year	$33,999	$30,089

If the remaining balance of $34.0 million and $30.1 million of unrecognized tax benefits as of April 2, 2016 and March 28, 2015, respectively, were realized in a future period, it would result in a tax benefit of $15.3 million and $12.5 million, respectively, thereby reducing the effective tax rate.

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

The Company is no longer subject to U.S. federal or Ireland audits by taxing authorities for years through fiscal 2011. The Company is no longer subject to U.S. state audits for years through fiscal 2010.

The Company has been subject to examination by the IRS for fiscal 2012 through 2014. During the fourth quarter of fiscal 2016, the IRS completed its fieldwork and issued a Revenue Agent Report. The case has been moved forward to the Joint Committee on Taxation for review. As a result, the audit remains officially open until such review is completed.

The Company believes its provision for unrecognized tax benefits is adequate for adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made at this time.

Note 16. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Geographic revenue information for fiscal 2016, 2015 and 2014 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
North America:
United States	$592,422	$625,434	$610,276
Other	118,240	112,900	97,416
Total North America	710,662	738,334	707,692

Asia Pacific:
China	520,562	573,007	564,814
Other	335,304	357,598	375,013
Total Asia Pacific	855,866	930,605	939,827

Europe	424,685	477,102	519,829
Japan	222,668	231,303	215,183
Worldwide total	$2,213,881	$2,377,344	$2,382,531

Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	2016	2015	2014
United States	$191,400	$195,353	$237,229
Foreign:
Ireland	43,011	46,216	48,043
Singapore	36,029	43,020	51,569
Other	12,906	16,449	18,248
Total foreign	91,946	105,685	117,860
Worldwide total	$283,346	$301,038	$355,089

Note 17.	Litigation Settlements and Contingencies

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents. In the Delaware Action, Papst seeks unspecified damages, interest and costs.   On July 9, 2015, the Court in the California Action granted Papst's motion to dismiss for lack of personal jurisdiction, and the California Action was dismissed.  The Company has appealed the decision dismissing in the California Action.  On September 1, 2015, the Court in the Delaware Action granted the Company's motion to transfer the Delaware Action to the U.S. District Court for the Northern District of California (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 3:16-cv-00925-EDL).  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  On April 28, 2015, the United States Patent Trial and Appeal Board granted Xilinx's request for inter partes review (IPR) with respect to all claims in the litigation.  On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR. The lawsuit pertains to one patent and PTI seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On May 22, 2015, a patent infringement lawsuit was filed by QuickCompile IP, LLC (QuickCompile) against the Company in the U.S. District Court for the Eastern District of Texas (QuickCompile IP, LLC v. Xilinx, Inc., Case No. 2:15-CV-00820).  On April

20, 2016, the parties entered into a settlement agreement pursuant to which the parties entered into a mutual release of claims that included QuickCompile absolutely discharging the Company, its affiliates, and covered third parties from any and all claims, including those before the effective date of the proposed settlement, that arise from or relate to in any way the patents at issue.  QuickCompile also granted the Company, its affiliates and covered third parties an irrevocable, perpetual, fully-paid, royalty-free, worldwide license under the patents.  The Company did not make any payment to QuickCompile for the license, but the parties acknowledged an agreement involving the patents between QuickCompile and RPX Corporation.  On April 21, 2016, the U.S. District Court for the Eastern District of Texas issued an order dismissing the suit with prejudice.

The Company intends to continue to protect and defend our IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx—along with other defendants—filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. The Court has not yet adjudicated either motion. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

As of April 2, 2016 and March 28, 2015, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	2016	2015	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	77,640	5.6 years
Less accumulated amortization	(71,472)	(64,988)
Core technology, net	6,168	12,652
Other intangibles, gross	46,606	46,606	2.7 years
Less accumulated amortization	(46,572)	(46,506)
Other intangibles, net	34	100
Total acquisition-related intangibles, gross	124,246	124,246
Less accumulated amortization	(118,044)	(111,494)
Total acquisition-related intangibles, net	$6,202	$12,752

Amortization expense for acquisition-related intangibles for fiscal 2016, 2015 and 2014 were $6.6 million, $9.5 million and $9.9 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of April 2, 2016, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2017	$4,761
2018	1,374
2019	67
Total	$6,202

Note 19. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $11.0 million, $13.0 million and $13.2 million in fiscal 2016, 2015 and 2014, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of April 2, 2016, there were more than 187 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of April 2, 2016, Plan assets were $67.0 million and obligations were $74.2 million. As of March 28, 2015, Plan assets were $59.2 million and obligations were $70.2 million.

Note 20. Subsequent Events

On April 26, 2016, the Company's Board of Directors declared a cash dividend of $0.33 per common share for the first quarter of fiscal 2017. The dividend is payable on June 8, 2016 to stockholders of record as of May 18, 2016.

On May 16, 2016, the Company's Board of Directors granted an authorization for the Company to repurchase up to $1.00 billion of its debt and equity securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 2, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2016. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 2, 2016 and March 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.'s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 17, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.'s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Xilinx, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 2, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 2, 2016 of Xilinx, Inc. and our report dated May 17, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 17, 2016

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended March 29, 2014:
Allowance for doubtful accounts	$3,425	$2	$72	$3,355
Allowance for deferred tax assets	$26,401	$19,771	$3,168	$43,004
For the year ended March 28, 2015:
Allowance for doubtful accounts	$3,355	$—	$2	$3,353
Allowance for deferred tax assets	$43,004	$10,623	$1,075	$52,552
For the year ended April 2, 2016:
Allowance for doubtful accounts	$3,353	$—	$12	$3,341
Allowance for deferred tax assets	$52,552	$9,834	$207	$62,179

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended April 2, 2016 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$549,008	$527,572	$566,235	$571,066
Gross margin	389,054	369,932	387,721	395,267
Income before income taxes	167,967	143,969	155,051	169,838
Net income	147,715	127,298	130,819	145,035
Net income per common share: (2)
Basic	$0.57	$0.49	$0.51	$0.57
Diluted	$0.55	$0.48	$0.49	$0.54
Shares used in per share calculations:
Basic	258,021	257,640	256,450	255,467
Diluted	270,730	266,046	269,611	268,462
Cash dividends declared per common share	$0.31	$0.31	$0.31	$0.31

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2016 was a 53-week year and each quarter was a 13-week quarter except the third quarter, which was a 14-week quarter.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of the Company's management, including our CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This system of internal control is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The design, monitoring and revision of the system of internal control over financial reporting involve, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the system of internal control over financial reporting is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal control is periodically reviewed and modified in response to changing conditions.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of April 2, 2016.

The effectiveness of the Company's internal control over financial reporting as of April 2, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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
The information required by this item pursuant to Item 401(b), (d), (e) and (f) of Regulation S-K concerning the Company's executive officers is incorporated herein by reference to Item 1. "Business — Executive Officers of the Registrant" within this Form 10-K.
The information required by this item pursuant to Item 401(a), (d), (e), and (f) and Items 406 and 407 of Regulation S-K concerning the Company's directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled "Proposal One-Election of Directors" "Board Independence" and "Corporate Governance Principles" in our Proxy Statement.
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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended April 2, 2016 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
1997 Stock Plan	564		$23.63		—	(1)
2007 Equity Plan	7,391	(2)	$26.87	(3)	12,929	(4)
Employee Stock Purchase Plan	N/A		N/A		9,409
Total-Approved Plans	7,955		$25.42		22,338
Equity Compensation Plans NOT Approved by Security Holders	—		$—		—
Total-All Plans	7,955		$25.42		22,338

(1)	The Company ceased issuing options under the 1997 Stock Plan as of April 1, 2007. The 1997 Stock Plan expired on May 8, 2007 and all available but unissued shares under this plan were cancelled.

(2)	Includes approximately 6.7 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(3)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013 and August 13, 2014 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares and 3.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of May 9, 2012	8-K	000-18548	3.2	5/15/2012
4.1		Indenture dated March 5, 2007 between the Company as Issuer and the Bank of New York Trust Company, N.A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture dated June 9, 2010 between the Company as Issuer and the Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18548	4.01	3/13/2014
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	5/29/2012
10.2	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.3	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.4	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	5/29/2012
10.5	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.6	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.7	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007
10.8	*	Letter Agreement dated January 4, 2008 between the Company and Moshe N. Gavrielov	8-K	000-18548	99.2	1/7/2008
10.9	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.11	*	Amendment of Employment Agreement between the Company and Moshe N. Gavrielov	8-K	000-18548	10.17	6/19/2012
10.12	+	Xilinx, Inc. Master Distributor Agreement with Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.13	*	Summary of Fiscal Year 2016 Executive Incentive Plan	8-K	000-18548	N/A	5/15/2015
10.14	*	Amendment of Employment Agreement with Moshe N. Gavrielov	8-K	000-18548	10.2	1/20/2016
10.15	*	Form of Change in Control Agreement	8-K	000-18548	10.2	1/20/2016
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.
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
Date: May 17, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Moshe N. Gavrielov	President and Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2016
(Moshe N. Gavrielov)

/s/ Jon A. Olson	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 17, 2016
(Jon A. Olson)

/s/ Dennis Segers	Chairman of the Board of Directors	May 17, 2016
(Dennis Segers)

/s/ Philip T. Gianos	Director	May 17, 2016
(Philip T. Gianos)

/s/ Saar Gillai	Director	May 17, 2016
(Saar Gillai)

/s/ William G. Howard, Jr.	Director	May 17, 2016
(William G. Howard, Jr.)

/s/ Ronald S. Jankov	Director	May 17, 2016
(Ronald S. Jankov)

/s/ Thomas H. Lee	Director	May 17, 2016
(Thomas H. Lee)

/s/ J. Michael Patterson	Director	May 17, 2016
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 17, 2016
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 17, 2016
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 17, 2016
(Elizabeth W. Vanderslice)