Form 10-Q
period 2016-07-02
XILINX INC
filed 2016-07-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 15, 2016
Common Stock, $0.01 par value	253,482,124

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2016	June 27, 2015
Net revenues	$574,981	$549,008
Cost of revenues	168,297	159,954
Gross margin	406,684	389,054
Operating expenses:
Research and development	136,125	126,648
Selling, general and administrative	83,110	82,143
Amortization of acquisition-related intangibles	1,244	1,769
Total operating expenses	220,479	210,560
Operating income	186,205	178,494
Interest and other expense, net	4,587	10,527
Income before income taxes	181,618	167,967
Provision for income taxes	18,569	20,252
Net income	$163,049	$147,715
Net income per common share:
Basic	$0.64	$0.57
Diluted	$0.61	$0.55
Cash dividends per common share	$0.33	$0.31
Shares used in per share calculations:
Basic	252,901	258,021
Diluted	266,206	270,730

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Net income	$163,049	$147,715
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	3,726	(5,282)
Reclassification adjustment for (gains) losses on available-for-sale securities	(48)	178
Net change in unrealized gains (losses) on hedging transactions	(195)	2,118
Reclassification adjustment for (gains) losses on hedging transactions	(293)	1,873
Cumulative translation adjustment, net	36	(924)
Other comprehensive income (loss)	3,226	(2,037)
Total comprehensive income	$166,275	$145,678

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 2, 2016	April 2, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$582,362	$503,816
Short-term investments	2,935,616	2,833,883
Accounts receivable, net	217,014	307,458
Inventories	195,282	178,550
Prepaid expenses and other current assets	91,426	92,951
Total current assets	4,021,700	3,916,658
Property, plant and equipment, at cost	826,213	810,582
Accumulated depreciation and amortization	(533,855)	(527,236)
Net property, plant and equipment	292,358	283,346
Long-term investments	209,015	220,807
Goodwill	159,296	159,296
Acquisition-related intangibles, net	4,958	6,202
Other assets	239,148	232,960
Total Assets	$4,926,475	$4,819,269
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,318	$101,534
Accrued payroll and related liabilities	182,786	154,294
Income taxes payable	18,932	6,286
Deferred income on shipments to distributors	71,536	51,758
Other accrued liabilities	76,250	45,108
Current portion of long-term debt	588,542	585,417
Total current liabilities	1,051,364	944,397
Long-term debt	994,039	993,639
Deferred tax liabilities	263,413	261,467
Long-term income taxes payable	16,779	15,889
Other long-term liabilities	1,077	1,090
Commitments and contingencies	—	—
Temporary equity (Note 10)	10,131	12,894
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,534	2,537
Additional paid-in capital	726,656	726,921
Retained earnings	1,863,887	1,867,066
Accumulated other comprehensive loss	(3,405)	(6,631)
Total stockholders’ equity	2,589,672	2,589,893
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,926,475	$4,819,269

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$163,049	$147,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,625	13,253
Amortization	3,713	4,354
Stock-based compensation	29,404	26,320
Net gain on sale of available-for-sale securities	(209)	(230)
Amortization of debt discounts	3,016	3,010
Provision for deferred income taxes	(1,493)	2,013
Changes in assets and liabilities:
Accounts receivable, net	90,444	(5,373)
Inventories	(16,828)	9,112
Prepaid expenses and other current assets	3,044	(347)
Other assets	(3,572)	(2,843)
Accounts payable	11,784	1,784
Accrued liabilities	6,633	277
Income taxes payable	18,248	(1,713)
Deferred income on shipments to distributors	19,778	(10,340)
Net cash provided by operating activities	338,636	186,992
Cash flows from investing activities:
Purchases of available-for-sale securities	(891,186)	(704,899)
Proceeds from sale and maturity of available-for-sale securities	827,689	460,791
Purchases of property, plant and equipment	(20,637)	(7,689)
Other investing activities	(3,500)	333
Net cash used in investing activities	(87,634)	(251,464)
Cash flows from financing activities:
Repurchases of common stock	(100,154)	(100,000)
Proceeds from issuance of common stock, net of withholding taxes	11,297	18,444
Payment of dividends to stockholders	(83,599)	(80,206)
Net cash used in financing activities	(172,456)	(161,762)
Net increase (decrease) in cash and cash equivalents	78,546	(226,234)
Cash and cash equivalents at beginning of period	503,816	892,572
Cash and cash equivalents at end of period	$582,362	$666,338
Supplemental disclosure of cash flow information:
Interest paid	$7,875	$7,875
Income taxes paid, net	$1,832	$19,721
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended April 2, 2016. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2017 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 will be a 52-week year ending on April 1, 2017, while fiscal 2016 was a 53-week year ended on April 2, 2016. The quarters ended July 2, 2016 and June 27, 2015 each included 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In the first quarter of fiscal 2017, the Company adopted an amended authoritative guidance simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. We have applied the amendment retrospectively to the comparable period presented and it did not have a significant impact on our financial statements.

In the first quarter of fiscal 2017, the Company early adopted the authoritative guidance that simplifies how share-based payments are accounted for and presented in the financial statements. Under the new guidance, excess tax benefits or tax deficiencies are recorded in the condensed consolidated statement of income when the awards vest or are settled. Previously, they were recorded in stockholders' equity in the condensed consolidated balance sheet. In addition, cash flows related to excess tax benefits are now classified as an operating activity, with prior periods adjusted accordingly. While the new guidance provides an accounting policy election to account for forfeitures as they occur, the Company elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. As a result of the adoption of this guidance, the condensed consolidated statement of cash flows for the three months ended June 27, 2015 was adjusted as follows: a $3.8 million increase to net cash provided by operating activities and a $3.8 million increase to the net cash used in financing activities. Additionally, the Company recorded excess tax benefits of $6.8 million, resulting in an increase in net income per diluted share of $0.02 for the first quarter of fiscal 2017 in the condensed consolidated statement of income as a component of the provision for income taxes.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued a new global revenue recognition guidance that replaces virtually all existing US GAAP guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning in fiscal year 2019, with an option to early adopt in fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method.  However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return.

In February 2016, the FASB issued the authoritative guidance on leases. The new guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, the FASB finalized its amendments in the new revenue recognition guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The FASB also addressed how an entity acting as a principal would determine its transaction price when it does not know the price charged to its customer for its goods or services by an intermediary. The amendments have the same effective date and transition requirements as the new revenue recognition guidance, which for Xilinx would be the beginning of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In April 2016, the FASB finalized amendments in the new revenue recognition guidance on identifying performance obligations and accounting for licenses of intellectual property. The amendments address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group (TRG). The amendments have the same effective date and transition requirements as the new revenue recognition guidance, which for Xilinx would be the beginning of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In May 2016, the FASB finalized amendments in the new revenue recognition guidance on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and discussed by TRG, and provide additional practical expedients. The amendments have the same effective date and transition requirements as the new revenue recognition guidance, which for Xilinx would be the beginning of fiscal year 2019. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In June 2016, the FASB issued the authoritative guidance which introduces new guidance for the accounting for credit losses on instruments for both financial services and non-financial services entities. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of July 2, 2016 and April 2, 2016, Avnet accounted for 54% and 75% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 42% and 51% of the Company’s worldwide net revenues in the first quarter of fiscal 2017 and 2016, respectively. While they may fluctuate quarter over quarter due to timing of shipment or cash collections, the percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical range.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2017 and 2016.

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

As of July 2, 2016, approximately 34% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2017 and the Company did not adjust or override any fair value measurements as of July 2, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and April 2, 2016:

	July 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$275,694	$—	$—	$275,694
Financial institution securities	—	28,765	—	28,765
Non-financial institution securities	—	159,932	—	159,932
Foreign government and agency securities	—	37,971		37,971
Short-term investments:
Financial institution securities	—	479,779	—	479,779
Non-financial institution securities	—	426,673	—	426,673
Municipal bonds	—	51,203	—	51,203
U.S. government and agency securities	53,826	43,572	—	97,398
Foreign government and agency securities	—	234,731	—	234,731
Mortgage-backed securities	—	1,093,508	—	1,093,508
Debt mutual funds	—	33,718	—	33,718
Bank loans	—	98,318	—	98,318
Asset-backed securities	—	208,635	—	208,635
Commercial mortgage-backed securities	—	211,653	—	211,653
Long-term investments:
Auction rate securities	—	—	10,068	10,068
Municipal bonds	—	5,734	—	5,734
Mortgage-backed securities	—	129,601	—	129,601
Debt mutual fund	—	57,335	—	57,335
Asset-backed securities	—	6,277	—	6,277
Derivative financial instruments, net	—	216	—	216
Total assets measured at fair value	$329,520	$3,307,621	$10,068	$3,647,209

	April 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$232,698	$—	$—	$232,698
Non-financial institution securities	—	104,964	—	104,964
Foreign government and agency securities	—	98,967	—	98,967
Municipal bonds	—	1,003	—	1,003
Short-term investments:
Financial institution securities	—	284,853	—	284,853
Non-financial institution securities	—	460,148	—	460,148
Municipal Bonds	—	61,579	—	61,579
U.S. government and agency securities	81,873	110,420	—	192,293
Foreign government and agency securities	—	214,201	—	214,201
Mortgage-backed securities	—	1,067,157	—	1,067,157
Debt mutual fund	—	35,116	—	35,116
Bank loans	—	102,015	—	102,015
Asset-backed securities	—	210,051	—	210,051
Commercial mortgage-backed securities	—	206,470	—	206,470
Long-term investments:
Auction rate securities	—	—	9,977	9,977
Municipal bonds	—	7,100	—	7,100
Mortgage-backed securities	—	140,382	—	140,382
Debt mutual fund	—	56,785	—	56,785
Asset-backed securities	—	6,563	—	6,563
Derivative financial instruments, net	—	744	—	744
Total assets measured at fair value	$314,571	$3,168,518	$9,977	$3,493,066

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Balance as of beginning of period	$9,977	$10,312
Total realized and unrealized gains (losses):
Included in other comprehensive income	91	97
Balance as of end of period	$10,068	$10,409

As of July 2, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.1 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of July 2, 2016 were approximately $963.1 million, $508.2 million and $524.0 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	July 2, 2016				April 2, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$275,694	$—	$—	$275,694	$232,698	$—	$—	$232,698
Financial institution
securities	508,544	—	—	508,544	284,853	—	—	284,853
Non-financial institution
securities	584,819	1,819	(33)	586,605	564,480	862	(230)	565,112
Auction rate securities	10,500	—	(432)	10,068	10,500	—	(523)	9,977
Municipal bonds	55,964	1,053	(80)	56,937	68,938	877	(133)	69,682
U.S. government and
agency securities	97,441	55	(98)	97,398	192,291	73	(71)	192,293
Foreign government and
agency securities	272,711	—	(9)	272,702	313,168	—	—	313,168
Mortgage-backed securities	1,211,457	16,330	(4,678)	1,223,109	1,200,071	12,848	(5,380)	1,207,539
Asset-backed securities	213,753	1,508	(349)	214,912	216,068	1,151	(605)	216,614
Debt mutual funds	101,350	—	(10,297)	91,053	101,350	—	(9,449)	91,901
Bank loans	98,681	145	(508)	98,318	102,092	25	(102)	102,015
Commercial mortgage-
backed securities	212,184	1,075	(1,606)	211,653	207,847	432	(1,809)	206,470
	$3,643,098	$21,985	$(18,090)	$3,646,993	$3,494,356	$16,268	$(18,302)	$3,492,322

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of July 2, 2016 and April 2, 2016:

	July 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$9,237	$(32)	$1,218	$(1)	$10,455	$(33)
Auction rate securities	—	—	10,068	(432)	10,068	(432)
Municipal bonds	1,550	(9)	2,962	(71)	4,512	(80)
U.S. government and
agency securities	32,103	(98)	—	—	32,103	(98)
Foreign government and
agency securities	19,966	(9)	—	—	19,966	(9)
Mortgage-backed securities	224,966	(2,957)	105,378	(1,721)	330,344	(4,678)
Asset-backed securities	44,459	(217)	9,715	(132)	54,174	(349)
Debt mutual fund	—	—	91,053	(10,297)	91,053	(10,297)
Bank loans	50,001	(412)	4,865	(96)	54,866	(508)
Commercial mortgage-
backed securities	90,252	(468)	10,435	(1,138)	100,687	(1,606)
	$472,534	$(4,202)	$235,694	$(13,888)	$708,228	$(18,090)

	April 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$52,756	$(230)	$—	$—	$52,756	$(230)
Auction rate securities	—	—	9,977	(523)	9,977	(523)
Municipal bonds	10,138	(44)	3,867	(89)	14,005	(133)
U.S. government and
agency securities	84,024	(71)	—	—	84,024	(71)
Mortgage-backed securities	346,560	(3,916)	114,285	(1,464)	460,845	(5,380)
Asset-backed securities	81,038	(502)	20,793	(103)	101,831	(605)
Debt mutual funds	—	—	91,901	(9,449)	91,901	(9,449)
Bank loans	34,358	(31)	42,832	(71)	77,190	(102)
Commercial mortgage-
backed securities	141,761	(878)	2,150	(931)	143,911	(1,809)
	$750,635	$(5,672)	$285,805	$(12,630)	$1,036,440	$(18,302)

As of July 2, 2016, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of July 2, 2016 and April 2, 2016 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of July 2, 2016 and April 2, 2016. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.

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

	July 2, 2016
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,288,507	$1,288,548
Due after one year through five years	488,890	489,855
Due after five years through ten years	244,043	245,600
Due after ten years	1,244,614	1,256,243
	$3,266,054	$3,280,246

As of July 2, 2016, $1.87 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Proceeds from sale of available-for-sale securities	$99,474	$66,041
Gross realized gains on sale of available-for-sale securities	$721	$359
Gross realized losses on sale of available-for-sale securities	(512)	(129)
Net realized gains on sale of available-for-sale securities	$209	$230
Amortization of premiums on available-for-sale securities	$6,762	$6,468

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

As of July 2, 2016 and April 2, 2016, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	July 2, 2016	April 2, 2016
Singapore Dollar	$26,179	$26,978
Euro	23,968	19,123
Indian Rupee	25,829	23,302
British Pound	10,722	10,716
Japanese Yen	4,310	3,387
	$91,008	$83,506

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2017. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

As of July 2, 2016, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of July 2, 2016 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was immaterial and included in the net income for all periods presented.

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

The Company had the following derivative instruments as of July 2, 2016 and April 2, 2016, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
July 2, 2016	Prepaid expenses and other current assets	$1,755	Other accrued liabilities	$1,539
April 2, 2016	Prepaid expenses and other current assets	$2,161	Other accrued liabilities	$1,417

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal 2017 and 2016:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(488)	$(3,990)

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(293)	$(1,873)

Amount of gains (losses) recorded (ineffective portion) *	$8	$(29)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Stock-based compensation included in:
Cost of revenues	$2,119	$1,964
Research and development	15,120	14,692
Selling, general and administrative	12,165	9,664
	$29,404	$26,320

As a result of the early adoption of new guidance on accounting for share-based payments and in the first quarter of fiscal 2017, the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $6.8 million in the provision for income taxes. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" and "Note 14. Income Taxes" for more details regarding the adoption of the new guidance. During the first quarter of fiscal 2016, the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $2.2 million in additional paid-in capital.

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model.

The estimated fair values of restricted stock unit (RSU) awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2017 was $42.52 ($42.45 for the first quarter of fiscal 2016), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 2, 2016	June 27, 2015
Risk-free interest rate	1.0%	1.3%
Dividend yield	2.8%	2.7%

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
March 28, 2015	3,247	$24.81
Exercised	(1,977)	$24.38
Forfeited/cancelled/expired	(13)	$32.10
April 2, 2016	1,257	$25.42
Exercised	(561)	$23.40
Forfeited/cancelled/expired	(1)	$27.86
July 2, 2016	695	$27.04
Options exercisable at:
July 2, 2016	682	$26.95
April 2, 2016	1,241	$25.33

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan, but there was no issuance of stock options during the first quarter of fiscal 2017 and the entire fiscal 2016. As of July 2, 2016, 12.9 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months ended July 2, 2016 and June 27, 2015 was $12.6 million and $15.8 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 28, 2015	6,873	$39.07
Granted	3,088	$41.19
Vested	(2,691)	$37.23
Cancelled	(592)	$39.43
April 2, 2016	6,678	$40.74
Granted	155	$42.52
Vested	(2,010)	$39.45
Cancelled	(149)	$40.77
July 2, 2016	4,674	$41.35

Employee Stock Purchase Plan

Under the Company’s ESPP, no shares were issued during the first quarter of fiscal 2017 or 2016. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2017. As of July 2, 2016, 9.4 million shares were available for future issuance.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	July 2, 2016	June 27, 2015
Net income available to common stockholders	$163,049	$147,715
Weighted average common shares outstanding-basic	252,901	258,021
Dilutive effect of employee equity incentive plans	3,064	3,388
Dilutive effect of 2017 Convertible Notes and warrants	10,241	9,321
Weighted average common shares outstanding-diluted	266,206	270,730
Basic earnings per common share	$0.64	$0.57
Diluted earnings per common share	$0.61	$0.55

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 297 thousand and 319 thousand shares, for the first quarter of fiscal 2017 and 2016, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.8 million shares of its common stock at $28.86 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	July 2, 2016	April 2, 2016
Raw materials	$15,737	$15,346
Work-in-process	143,805	123,675
Finished goods	35,740	39,529
	$195,282	$178,550

Note 10.	Debt and Credit Facility

2017 Convertible Notes

As of July 2, 2016, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.

The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.6495 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $28.86 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of July 2, 2016 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of July 2, 2016, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.

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

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	July 2, 2016	April 2, 2016
Liability component:
Principal amount of the 2017 Convertible Notes (discount is based on imputed discount rate of 5.75%)	$600,000	$600,000
Unamortized discount of liability component	(14,249)	(18,135)
Hedge accounting adjustment – sale of interest rate swap	4,118	5,241
Unamortized debt issuance costs associated with 2017 Convertible Notes	$(1,327)	$(1,689)
Net carrying value of the 2017 Convertible Notes	$588,542	$585,417

Equity component (including temporary equity) – net carrying value	$66,415	$66,415

The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of July 2, 2016, the remaining term of the 2017 Convertible Notes is 1.0 year, and the if-converted value of the 2017 Convertible Notes was $967.5 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Contractual coupon interest	$3,938	$3,938
Amortization of debt issuance costs	362	362
Amortization of debt discount, net	2,763	2,763
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 20.8 million shares of its common stock at $28.86 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.8 million shares of the Company’s common stock at $40.89 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.

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

The Company received net proceeds of $990.1 million from issuance of the 2019 and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 and 2021 Notes. As of July 2, 2016, the remaining term of the 2019 and 2021 Notes are 2.7 years and 4.7 years respectively.

The following table summarizes the carrying value of the 2019 and 2021 Notes as of July 2, 2016 and April 2, 2016:

(In thousands)	July 2, 2016	April 2, 2016
Principal amount of the 2019 Notes (discount is based on imputed interest rate of 2.236%)	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,430)	(1,560)
Unamortized debt issuance costs associated with 2019 Notes	(911)	(996)
Principal amount of the 2021 Notes (discount is based on imputed interest rate of 3.115%)	500,000	500,000
Unamortized discount of the 2021 Notes	(2,482)	(2,605)
Unamortized debt issuance costs associated with 2021 Notes	(1,138)	(1,200)
Total carrying value	$994,039	$993,639

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Contractual coupon interest	$6,406	$6,406
Amortization of debt issuance costs	146	146
Amortization of debt discount, net	253	247
Total interest expense related to the 2019 and 2021 Notes	$6,805	$6,799

Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of July 2, 2016, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). On May 16, 2016, the Board authorized the repurchase of up to $1.0 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2014 and 2016 Repurchase Programs have no stated expiration date.

Through July 2, 2016, the Company had used $696.0 million of the $800.0 million authorized under the 2014 Repurchase Program, and none of the $1.0 billion authorized under the 2016 Repurchase Program, leaving $1.1 billion available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of July 2, 2016 and April 2, 2016.

During the first quarter of fiscal 2017, the Company repurchased 2.2 million shares of common stock for a total of $100.2 million and during the first quarter of fiscal 2016, the Company also repurchased 2.2 million shares of common stock for a total of $100.0 million.

Note 12.	Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Interest income	$11,466	$7,975
Interest expense	(13,868)	(13,862)
Other expense, net	(2,185)	(4,640)
	$(4,587)	$(10,527)

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	July 2, 2016	April 2, 2016
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$2,419	$(1,260)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(232)	256
Accumulated cumulative translation adjustment, net of tax	(5,592)	(5,627)
Accumulated other comprehensive loss	$(3,405)	$(6,631)

The related tax effects of other comprehensive income loss were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax provision of $18.6 million for the first quarter of fiscal 2017 as compared to $20.3 million in the same prior year period, representing effective tax rates of 10% and 12%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of July 2, 2016, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $861 thousand in the first quarter of fiscal 2017 to $34.9 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $16.2 million as of July 2, 2016. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

The Company has been subject to examination by the IRS for fiscal years 2012 through 2014. During the fourth quarter of fiscal 2016, the IRS completed its fieldwork and issued a Revenue Agent Report. The case has been moved forward to the Joint Committee on Taxation for review. As a result, the audit remains officially open until such review is completed. The Company believes its provision for unrecognized tax benefits is adequate for adjustments that may result from the tax audit.

As a result of the early adoption of new guidance on accounting for share-based payments, the Company recorded excess tax benefits of $6.8 million for the first quarter of fiscal 2017 in the condensed consolidated statement of income as a component of the provision for income taxes. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for more details regarding the adoption of the new guidance.

Note 15.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through December 2021. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2017 (remaining nine months)	$4,045
2018	3,477
2019	3,059
2020	2,151
2021	1,573
Thereafter	594
Total	$14,899

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $2.8 million as of July 2, 2016. Rent expense, net of rental income, under all operating leases was $1.3 million and $756 thousand for the three months ended July 2, 2016 and June 27, 2015, respectively. Rental income was not material for the first quarter of fiscal 2017 or 2016.

Other commitments as of July 2, 2016 totaled $123.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 2, 2016, the Company also had $30.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through August 2018, and open purchase obligations totaling $6.6 million related to the renovation of one of its properties. The Company expects to receive the materials and services and pay for these open purchase obligations within the next six months.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2017 and the end of fiscal 2016, the accrual balances of the product warranty liability were immaterial.

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

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action).  Both the California Action and the Delaware Action pertain to the same two patents. In the Delaware Action, Papst seeks unspecified damages, interest and costs.   On July 9, 2015, the Court in the California Action granted Papst's motion to dismiss for lack of personal jurisdiction, and the California Action was dismissed.  The Company has appealed the decision dismissing in the California Action.  On September 1, 2015, the Court in the Delaware Action granted the Company's motion to transfer the Delaware Action to the U.S. District Court for the Northern District of California (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 3:16-cv-00925-EDL).  On June 9, 2016, the Court in the transferred Delaware Action granted the Company’s motion for judgment on the pleadings, determining that each of the asserted claims is directed to a patent-ineligible abstract idea and dismissing Papst’s claims for infringement. On July 8, 2016, Papst filed a notice of appeal from the judgment in favor of the Company. The Company is unable to estimate is range of possible loss, if any, in this matter at this time.

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945).  On April 28, 2015, the United States Patent Trial and Appeal Board (PTAB) granted Xilinx's request for inter partes review (IPR) with respect to all claims in the litigation.  On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR. On April 18, 2016, the PTAB issued a final written decision in which all of the asserted claims were found unpatentable.  On June 14, 2016, PTI filed notice of appeal from the final written decision.  The lawsuit pertains to one patent and PTI seeks unspecified damages, interest and costs.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend our IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11.  On June 27, 2016, the Court denied both motions.  The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

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

As of July 2, 2016 and April 2, 2016, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	July 2, 2016	April 2, 2016	Amortization Life
Goodwill	$159,296	$159,296
Core technology, gross	77,640	77,640	5.6 years
Less accumulated amortization	(72,699)	(71,472)
Core technology, net	4,941	6,168
Other intangibles, gross	46,606	46,606	2.7 years
Less accumulated amortization	(46,589)	(46,572)
Other intangibles, net	17	34
Total acquisition-related intangibles, gross	124,246	124,246
Less accumulated amortization	(119,288)	(118,044)
Total acquisition-related intangibles, net	$4,958	$6,202

Amortization expense for acquisition-related intangibles for the three months ended July 2, 2016 and June 27, 2015 was $1.2 million and $1.8 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of July 2, 2016, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2017 (remaining nine months)	$3,517
2018	1,374
2019	67
Total	$4,958

Note 19.	Subsequent Events

On July 26, 2016, the Company’s Board of Directors declared a cash dividend of $0.33 per common share for the second quarter of fiscal 2017. The dividend is payable on August 24, 2016 to stockholders of record on August 11, 2016.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 2, 2016 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: first quarter of fiscal 2017 compared to the first quarter of fiscal 2016

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 2, 2016	June 27, 2015
Net revenues	100.0%	100.0%
Cost of revenues	29.3	29.1
Gross margin	70.7	70.9
Operating expenses:
Research and development	23.7	23.1
Selling, general and administrative	14.4	15.0
Amortization of acquisition-related intangibles	0.2	0.3
Total operating expenses	38.3	38.4
Operating income	32.4	32.5
Interest and other expense, net	0.8	1.9
Income before income taxes	31.6	30.6
Provision for income taxes	3.2	3.7
Net income	28.4%	26.9%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical and audio, video and broadcast. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and include the UltraScale+, UltraScale and 7-series product families.

•	Core Products include all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28nm, 20nm and 16nm nodes into a category named Advanced Products while all other products will be included in a category named Core Products. The amounts for the prior periods presented have been reclassified to conform to the new categorization.

Net revenues of $575.0 million in the first three months of fiscal 2017 represented a 5% increase from the comparable prior year period of $549.0 million. Net revenues from Advanced Products increased in the first three months of fiscal 2017 versus the comparable prior year period, but the increase was partially offset by the decline from our Core Products. No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2017.

For the first three months of fiscal 2017 and 2016, approximately 50% and 62%, respectively, of our net revenues were from products sold to distributors for subsequent resale to their customers. As of July 2, 2016, we had $91.7 million of deferred revenue and $20.2 million of deferred cost of revenues recognized as a net $71.5 million of deferred income on shipments to distributors. As of April 2, 2016, we had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
(In millions)	July 2, 2016	% of Total	% Change	June 27, 2015	% of Total
Advanced Products	$242.2	42	61	$150.9	27
Core Products	332.8	58	(16)	398.1	73
Total net revenues	$575.0	100	5	$549.0	100

Net revenues from Advanced Products increased in the first three months of fiscal 2017 compared to the comparable prior year period. The increase was a result of sales growth from our 28nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in the first three months of fiscal 2017 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-2, Virtex-5, Spartan-3 and few other older product families. Core products are relatively mature products and as a result their sales are expected to decline over time.

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

Net revenues by end markets for the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
(% of total net revenues)	July 2, 2016	% Change in Dollars	June 27, 2015
Communications & Data Center	44%	22	38%
Industrial, Aerospace & Defense	39	(8)	44
Broadcast, Consumer & Automotive	17	—	18
Total net revenues	100%	5	100%

Net revenues from Communications & Data Center increased in the first quarter of fiscal 2017 from the comparable prior year period. The increase was primarily due to increased sales from both wireline and wireless communications, with wireless communications, primarily in China, driving most of the increase.

Net revenues from Industrial, Aerospace & Defense decreased in the first quarter of fiscal 2017 from the comparable prior year period. The decrease was driven by sales declines in industrial, scientific & medical and aerospace & defense, partially offset by higher sales from test and measurement.

Net revenues from Broadcast, Consumer & Automotive were relatively flat in the first three months of fiscal 2017 from the comparable prior year period as higher sales in automotive and consumer applications were offset by a decline in sales from audio, video and broadcast applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
(In millions)	July 2, 2016	% of Total	% Change	June 27, 2015	% of Total
North America	$186.3	32	(1)	$188.6	34
Asia Pacific	229.5	40	16	197.8	36
Europe	109.4	19	5	104.1	19
Japan	49.8	9	(15)	58.5	11
Total net revenues	$575.0	100	5	$549.0	100

Net revenues in North America decreased slightly in the first quarter of fiscal 2017 from the comparable prior year period. The decrease was primarily due to decline in sales from Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive. However, the decrease was offset by higher sales to Communications & Data Center.

Net revenues in Asia Pacific increased in the first quarter of fiscal 2017 from the comparable prior year period. The increase was primarily due to higher sales from Communications & Data Center, particularly wireless communication applications in China.

Net revenues in Europe increased in the first quarter of fiscal 2017 from the comparable prior year period. The increase was primarily due to higher sales from Broadcast, Consumer & Automotive, particularly automotive applications.

Net revenues in Japan decreased in the first quarter of fiscal 2017 from the comparable prior year period. The decrease was due to weaker sales to all end markets, particularly Industrial, Aerospace & Defense.

Gross Margin

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Gross margin	$406.7	5%	$389.1
Percentage of net revenues	70.7%		70.9%

Gross margin was slightly lower by 0.2 percentage points in the first quarter of fiscal 2017 from the comparable prior year period. The slight decrease in gross margin was driven primarily by product/customer mix, partially offset by product and manufacturing cost reduction across our product portfolio.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies, and improve average selling price management. Advanced Products generally have lower gross margins than Core Products as they are in the early stage of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Research and development	$136.1	8%	$126.6
Percentage of net revenues	24%		23%

R&D spending increased $9.5 million, or 8%, for the first quarter of fiscal 2017 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation), and higher mask and wafer expenses related to our next generation product developments.

In fiscal 2017, we intend to increase investment in R&D to further extend our leadership in a competitive market. This increased spending will largely be in the areas of increased mask spending on the 16nm portfolio roll out, early investment on the 7nm development and creation of the 28nm Spartan 7 product portfolio.

Selling, General and Administrative

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Selling, general and administrative	$83.1	1%	$82.1
Percentage of net revenues	14%		15%

SG&A expenses increased slightly by $1.0 million for the first quarter of fiscal 2017 from the comparable prior year period as we incurred slightly higher employee compensation (primarily stock-based compensation) in the first three months of fiscal 2017.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Amortization of acquisition-related intangibles	$1.2	(30)%	$1.8
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2017 decreased slightly from the comparable prior year period as certain acquisition-related intangibles have been fully amortized and there was no new major acquisition in recent years.

Stock-Based Compensation

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Stock-based compensation included in:
Cost of revenues	$2.1	5%	$2.0
Research and development	15.1	3%	14.7
Selling, general and administrative	12.2	26%	9.6
	$29.4	12%	$26.3

The 12% increase in stock-based compensation expense for the first quarter of fiscal 2017 as compared to the prior year period was primarily related to higher expenses associated with restricted stock units, as we granted restricted stock units at a higher fair value than in the prior years, and to a lesser extent lower forfeiture rate in current quarter.

Interest and Other Expense, Net

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Interest and other expense, net	$4.6	(56)%	$10.5
Percentage of net revenues	1%		2%

Our net interest and other expense decreased $5.9 million in the first quarter of fiscal 2017 from the comparable prior year period. The decrease was primarily due to higher interest income from the investment portfolio, and to a lesser extent lower losses related to foreign-exchange transactions.

Provision for Income Taxes

	Three Months Ended
(In millions)	July 2, 2016	Change	June 27, 2015
Provision for income taxes	$18.6	(8)%	$20.3
Percentage of net revenues	3%		4%
Effective tax rate	10%		12%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the first quarter of fiscal 2017 as compared to the prior year period was primarily due to fiscal 2017 benefits from the adoption of new accounting guidance with respect to share-based payment accounting and the U.S. federal research tax credit. The U.S. federal research tax credit had not been reinstated as of the first quarter of the prior year period and was, therefore, excluded from the first quarter prior year results. The decrease in the effective tax rate was partially offset by a decrease in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided.

The adoption of the new guidance with respect to share-based payment accounting resulted in excess tax benefits of $6.8 million being recorded in the condensed consolidated statements of income as a component of the provision for income taxes in the first quarter of fiscal 2017. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for more details regarding the adoption of the new guidance.

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

The combination of cash, cash equivalents and short-term and long-term investments as of July 2, 2016 and April 2, 2016 totaled $3.73 billion and $3.56 billion, respectively. As of July 2, 2016, we had cash, cash equivalents and short-term investments of $3.52 billion and working capital of $2.97 billion. As of April 2, 2016, cash, cash equivalents and short-term investments were $3.34 billion and working capital was $2.97 billion.

As of July 2, 2016, we had $2.47 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.06 billion of the $2.47 billion held in our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of July 2, 2016. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first quarter of fiscal 2017, our operations generated net positive cash flow of $338.6 million, which was $151.6 million higher than the $187.0 million generated during the first quarter of fiscal 2016. The positive cash flow from operations generated during the first quarter of fiscal 2017 was primarily from net income as adjusted for non-cash related items, decrease in accounts receivable and increases in deferred income on shipments to distributors, income taxes payable, accounts payable and accrued liabilities. These items were partially offset by increase in inventories. Accounts receivable decreased by $90.4 million and days sales outstanding decreased to 34 days at July 2, 2016 from 52 days at April 2, 2016 due to timing of shipments and collections. Our inventory levels as of July 2, 2016 were $16.7 million higher at $195.3 million compared to $178.6 million at April 2, 2016, and the combined inventory days at Xilinx and distribution increased to 117 days at July 2, 2016 from 109 days at April 2, 2016.

Investing Activities —Net cash used in investing activities was $87.6 million during the first quarter of fiscal 2017, as compared to $251.5 million in the first quarter of fiscal 2016. Net cash used in investing activities during the first quarter of fiscal 2017 consisted primarily of $63.5 million of net purchases of available-for-sale securities and $20.6 million for purchases of property, plant and equipment.

Financing Activities —Net cash used in financing activities was $172.5 million in the first quarter of fiscal 2017, as compared to $161.8 million in the first quarter of fiscal 2016. Net cash used in financing activities during the first quarter of fiscal 2017 consisted of $100.2 million of cash payment to repurchase common stocks and $83.6 million dividend payments to stockholders, which was partially offset by $11.3 million of net proceeds from issuance of common stock under employee stock plans.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through December 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of July 2, 2016 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of July 2, 2016, we had $123.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 2, 2016, we also had $30.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through August 2018, and open purchase obligations totaling $6.6 million related to the renovation of one of our properties. We expect to receive the materials and services and pay for these open purchase obligations within the next six months.

As of July 2, 2016, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of July 2, 2016, the 2017 Convertible Notes debenture are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of July 2, 2016. The 2019 and 2021 notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of July 2, 2016, $16.8 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlements with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of July 2, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.2 million shares of our common stock for $100.2 million during the first quarter of fiscal 2017. During the first quarter of 2016, the Company repurchased 2.2 million shares of common stock for a total of $100.0 million. During the first quarter of fiscal 2017, we paid $83.6 million in cash dividends to stockholders, representing $0.33 per common share. During the first quarter of fiscal 2016, we paid $80.2 million in cash dividends to stockholders, representing $0.31 per common share. On July 26, 2016 our Board of Directors declared a cash dividend of $0.33 per common share for the second quarter of fiscal 2017. The dividend is payable on August 24, 2016 to stockholders of record on August 11, 2016. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consists of fixed income securities with a fair value of approximately $3.37 billion as of July 2, 2016. These investments include municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 2, 2016 would have affected the fair value of our investment portfolio by less than $50.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of July 2, 2016 and April 2, 2016, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	July 2, 2016	April 2, 2016
Singapore Dollar	$26.2	$27.0
Euro	24.0	19.1
Indian Rupee	25.8	23.3
British Pound	10.7	10.7
Japanese Yen	4.3	3.4
	$91.0	$83.5

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2017. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at July 2, 2016 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 2, 2016 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

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

Resale of product through Avnet accounted for 42% of our worldwide net revenues in the first quarter of fiscal 2017 and as of July 2, 2016, Avnet accounted for 54% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

While our overall inventory levels have recently declined, the inventory levels of certain product lines were higher than historical norms due to weaker than anticipated sales and a planned increase in safety stock across newer technologies in anticipation of future revenue growth. We continue to manage our inventory by balancing levels against expected demand and potential upsides from customers. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. While on March 24, 2016 the U.S. Department of Commerce announced a temporary relief from the sanction until June 30, 2016, which relief has been extended until August 30, 2016, the announced restrictions could cause a material adverse affect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations could have a material adverse effect on our business.

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

As of July 2, 2016 we had 2.00 billion authorized common shares, of which 253.4 million shares were outstanding. In addition, 27.7 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.8 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of July 2, 2016 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $40.89 per share.

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

On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). On May 16, 2016, the Board authorized the repurchase of up to $1.0 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2014 and 2016 Repurchase Program has no stated expiration date. Through July 2, 2016, the Company had used $696.0 million of the $800.0 million authorized under the 2014 Repurchase Program, and none of the $1.0 billion authorized under the 2016 Repurchase Program, leaving $1.1 billion available for future purchases.

The following table summarizes the Company’s repurchase of its common stock during the first quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
April 3, 2016 to May 7, 2016	461	$43.68	461	$184,028
May 8, 2016 to June 4, 2016	1,771	$45.19	1,771	$1,104,024
June 5, 2016 to July 2, 2016	—	$—	—	$1,104,024
Total for the Quarter	2,232		2,232

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 28, 2016	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)