Form 10-Q
period 2016-10-01
XILINX INC
filed 2016-10-27
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 14, 2016
Common Stock, $.01 par value	252,511,321

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$579,209	$527,572	$1,154,190	$1,076,580
Cost of revenues	175,875	157,640	344,172	317,594
Gross margin	403,334	369,932	810,018	758,986
Operating expenses:
Research and development	141,814	130,220	277,939	256,868
Selling, general and administrative	83,463	84,761	166,573	166,904
Amortization of acquisition-related intangibles	1,244	1,769	2,488	3,538
Total operating expenses	226,521	216,750	447,000	427,310
Operating income	176,813	153,182	363,018	331,676
Interest and other expense, net	1,151	9,213	5,738	19,740
Income before income taxes	175,662	143,969	357,280	311,936
Provision for income taxes	11,470	16,671	30,039	36,923
Net income	$164,192	$127,298	$327,241	$275,013
Net income per common share:
Basic	$0.65	$0.49	$1.29	$1.07
Diluted	$0.61	$0.48	$1.22	$1.03
Cash dividends per common share	$0.33	$0.31	$0.66	$0.62
Shares used in per share calculations:
Basic	253,466	257,640	253,056	257,744
Diluted	270,373	266,046	267,885	268,070

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$164,192	$127,298	$327,241	$275,013
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(1,496)	(253)	2,230	(5,180)
Reclassification adjustment for gains on available-for-sale securities	(368)	(18)	(416)	(196)
Change in net unrealized gains (losses) on hedging transactions	99	(2,496)	(683)	(378)
Reclassification adjustment for losses on hedging transactions	345	2,071	638	3,944
Cumulative translation adjustment, net	(384)	(623)	(347)	(1,546)
Other comprehensive income (loss)	(1,804)	(1,319)	1,422	(3,356)
Total comprehensive income	$162,388	$125,979	$328,663	$271,657

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	October 1, 2016	April 2, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$690,490	$503,816
Short-term investments	2,799,338	2,833,883
Accounts receivable, net	227,758	307,458
Inventories	196,922	178,550
Prepaid expenses and other current assets	104,686	92,951
Total current assets	4,019,194	3,916,658
Property, plant and equipment, at cost	834,312	810,582
Accumulated depreciation and amortization	(541,824)	(527,236)
Net property, plant and equipment	292,488	283,346
Long-term investments	198,545	220,807
Goodwill	161,287	159,296
Acquisition-related intangibles, net	6,123	6,202
Other assets	268,083	232,960
Total Assets	$4,945,720	$4,819,269

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,236	$101,534
Accrued payroll and related liabilities	171,388	154,294
Income taxes payable	8,233	6,286
Deferred income on shipments to distributors	57,404	51,758
Other accrued liabilities	65,891	45,108
Current portion of long-term debt	591,667	585,417
Total current liabilities	997,819	944,397
Long-term debt	994,439	993,639
Deferred tax liabilities	294,875	261,467
Long-term income taxes payable	7,778	15,889
Other long-term liabilities	18,294	1,090
Commitments and contingencies	—	—
Temporary equity (Note 10)	7,368	12,894
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,525	2,537
Additional paid-in capital	773,511	726,921
Retained earnings	1,854,320	1,867,066
Accumulated other comprehensive loss	(5,209)	(6,631)
Total stockholders’ equity	2,625,147	2,589,893
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,945,720	$4,819,269

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$327,241	$275,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,807	25,725
Amortization	7,714	8,708
Stock-based compensation	59,206	53,001
Net gain on sale of available-for-sale securities	(823)	(618)
Amortization of debt discounts	6,033	6,019
Provision for deferred income taxes	32,607	1,129
Changes in assets and liabilities:
Accounts receivable, net	79,700	(36,013)
Inventories	(18,409)	18,119
Prepaid expenses and other current assets	(3,765)	(9,051)
Other assets	(5,036)	(3,106)
Accounts payable	1,701	(4,834)
Accrued liabilities	19,046	(11,909)
Income taxes payable	(11,439)	(10,481)
Deferred income on shipments to distributors	5,646	15,636
Net cash provided by operating activities	522,229	327,338
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,952,967)	(1,349,852)
Proceeds from sale and maturity of available-for-sale securities	2,023,314	1,248,939
Purchases of property, plant and equipment	(31,950)	(13,051)
Other investing activities	(15,849)	242
Net cash provided by (used in) investing activities	22,548	(113,722)
Cash flows from financing activities:
Repurchases of common stock	(200,139)	(199,998)
Proceeds from issuance of common stock, net of withholding taxes	9,513	14,823
Payment of dividends to stockholders	(167,477)	(160,402)
Net cash used in financing activities	(358,103)	(345,577)
Net increase (decrease) in cash and cash equivalents	186,674	(131,961)
Cash and cash equivalents at beginning of period	503,816	892,572
Cash and cash equivalents at end of period	$690,490	$760,611
Supplemental disclosure of cash flow information:
Interest paid	$20,688	$20,688
Income taxes paid, net	$9,118	$46,121

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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 will be a 52-week year ending on April 1, 2017, while fiscal 2016 was a 53-week year ended on April 2, 2016. The quarters ended October 1, 2016 and September 26, 2015 each includes 13 weeks.

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

In the first quarter of fiscal 2017, the Company early adopted the authoritative guidance that simplifies how share-based payments are accounted for and presented in the financial statements. Under the new guidance, excess tax benefits or tax deficiencies are recorded in the condensed consolidated statement of income when the awards vest or are settled. Previously, they were recorded in stockholders' equity of the condensed consolidated balance sheet. In addition, cash flows related to excess tax benefits or tax deficiencies are now classified as an operating activity, with prior periods adjusted accordingly. While the new guidance provides an accounting policy election to account for forfeitures as they occur, the Company elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. As a result of the adoption of this guidance, the condensed consolidated statement of cash flows for the six months ended September 26, 2015 was adjusted as follows: a $10.5 million increase to net cash provided by operating activities and a $10.5 million increase to the net cash used in financing activities. Additionally, the Company recorded excess tax benefits of $2.9 million and $9.7 million, resulting in an increase in net income per diluted share of $0.01 and $0.03 for the second quarter and first six months, respectively, of fiscal 2017 in the condensed consolidated statement of income as a component of the provision for income taxes.

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

In February 2016, the FASB issued the authoritative guidance on leases. The new guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

In August 2016, the FASB issued authoritative guidance for cash flow classification. The new guidance is intended to reduce diversity in practice in how cash receipts and cash payments are classified in the statement of cash flows. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of October 1, 2016 and April 2, 2016, Avnet accounted for 49% and 75% of the Company’s total net accounts receivable, respectively. For the second quarter and first six months of fiscal 2017, resale of product through Avnet accounted for 43% and 43% of the Company’s worldwide net revenues, respectively. For the second quarter and the first six months of fiscal 2016, resale of product through Avnet accounted for 50% and 51% of the Company’s worldwide net revenues, respectively.
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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter as well as the first six months of fiscal 2017 and 2016.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 85% of its portfolio in AA or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of October 1, 2016, approximately 36% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and AAA by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal 2017 and the Company did not adjust or override any fair value measurements as of October 1, 2016.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and April 2, 2016:

	October 1, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$342,151	$—	$—	$342,151
Financial institution securities	—	99,915	—	99,915
Non-financial institution securities	—	119,422	—	119,422
Foreign government and agency securities	—	59,972	—	59,972
Short-term investments:
Financial institution securities	—	504,900	—	504,900
Non-financial institution securities	—	356,263	—	356,263
Municipal bonds	—	48,892	—	48,892
U.S. government and agency securities	23,870	66,169	—	90,039
Foreign government and agency securities	—	64,969	—	64,969
Asset-backed securities	—	206,065	—	206,065
Mortgage-backed securities	—	1,167,370	—	1,167,370
Debt mutual funds	—	33,369	—	33,369
Bank loans	—	111,211	—	111,211
Commercial mortgage-backed securities	—	216,260	—	216,260
Long-term investments:
Auction rate securities	—	—	10,160	10,160
Asset-backed securities	—	5,771	—	5,771
Municipal bonds	—	4,790	—	4,790
Mortgage-backed securities	—	119,246	—	119,246
Debt mutual fund	—	58,578	—	58,578
Derivative financial instruments, net	—	861	—	861
Total assets measured at fair value	$366,021	$3,244,023	$10,160	$3,620,204

	April 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$232,698	$—	$—	$232,698
Non-financial institution securities	—	104,964	—	104,964
Foreign government and agency securities	—	98,967	—	98,967
Municipal bonds	—	1,003	—	1,003
Short-term investments:
Financial institution securities	—	284,853	—	284,853
Non-financial institution securities	—	460,148	—	460,148
Municipal Bonds	—	61,579	—	61,579
U.S. government and agency securities	81,873	110,420	—	192,293
Foreign government and agency securities	—	214,201	—	214,201
Mortgage-backed securities	—	1,067,157	—	1,067,157
Debt mutual fund	—	35,116	—	35,116
Bank loans	—	102,015	—	102,015
Asset-backed securities	—	210,051	—	210,051
Commercial mortgage-backed securities	—	206,470	—	206,470
Long-term investments:
Auction rate securities	—	—	9,977	9,977
Municipal bonds	—	7,100	—	7,100
Mortgage-backed securities	—	140,382	—	140,382
Debt mutual fund	—	56,785	—	56,785
Asset-backed securities	—	6,563	—	6,563
Derivative financial instruments, net	—	744	—	744
Total assets measured at fair value	$314,571	$3,168,518	$9,977	$3,493,066

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Balance as of beginning of period	$10,068	$10,409	$9,977	$10,312
Total unrealized gains:
Included in other comprehensive income (loss)	92	4	183	101
Balance as of end of period	$10,160	$10,413	$10,160	$10,413

As of October 1, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.2 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019 (2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of October 1, 2016 were approximately $1.12 billion, $506.5 million and $517.1 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	October 1, 2016				April 2, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$342,151	$—	$—	$342,151	$232,698	$—	$—	$232,698
Financial institution
securities	604,815	—	—	604,815	284,853	—	—	284,853
Non-financial institution
securities	474,036	1,684	(35)	475,685	564,480	862	(230)	565,112
Auction rate securities	10,500	—	(340)	10,160	10,500	—	(523)	9,977
Municipal bonds	53,077	707	(102)	53,682	68,938	877	(133)	69,682
U.S. government and
agency securities	90,128	27	(116)	90,039	192,291	73	(71)	192,293
Foreign government and
agency securities	124,968	—	(27)	124,941	313,168	—	—	313,168
Mortgage-backed securities	1,278,476	15,213	(7,073)	1,286,616	1,200,071	12,848	(5,380)	1,207,539
Asset-backed securities	210,550	1,549	(263)	211,836	216,068	1,151	(605)	216,614
Debt mutual funds	101,350	—	(9,403)	91,947	101,350	—	(9,449)	91,901
Bank loans	110,671	647	(107)	111,211	102,092	25	(102)	102,015
Commercial mortgage-
backed securities	217,669	786	(2,195)	216,260	207,847	432	(1,809)	206,470
	$3,618,391	$20,613	$(19,661)	$3,619,343	$3,494,356	$16,268	$(18,302)	$3,492,322

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of October 1, 2016 and April 2, 2016:

	October 1, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$24,403	$(29)	$1,540	$(6)	$25,943	$(35)
Auction rate securities	—	—	10,160	(340)	10,160	(340)
Municipal bonds	6,937	(80)	1,751	(22)	8,688	(102)
U.S. government and
agency securities	65,555	(116)	—	—	65,555	(116)
Foreign government and
agency securities	14,990	(27)	—	—	14,990	(27)
Mortgage-backed securities	333,147	(5,094)	114,781	(1,979)	447,928	(7,073)
Asset-backed securities	10,975	(18)	16,387	(245)	27,362	(263)
Debt mutual funds	—	—	91,947	(9,403)	91,947	(9,403)
Bank loans	17,728	(107)	—	—	17,728	(107)
Commercial mortgage-
backed securities	126,963	(873)	7,864	(1,322)	134,827	(2,195)
	$600,698	$(6,344)	$244,430	$(13,317)	$845,128	$(19,661)

	April 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$52,756	$(230)	$—	$—	$52,756	$(230)
Auction rate securities	—	—	9,977	(523)	9,977	(523)
Municipal bonds	10,138	(44)	3,867	(89)	14,005	(133)
U.S. government and
agency securities	84,024	(71)	—	—	84,024	(71)
Mortgage-backed securities	346,560	(3,916)	114,285	(1,464)	460,845	(5,380)
Asset-backed securities	81,038	(502)	20,793	(103)	101,831	(605)
Debt mutual funds	—	—	91,901	(9,449)	91,901	(9,449)
Bank loans	34,358	(31)	42,832	(71)	77,190	(102)
Commercial mortgage-
backed securities	141,761	(878)	2,150	(931)	143,911	(1,809)
	$750,635	$(5,672)	$285,805	$(12,630)	$1,036,440	$(18,302)

As of October 1, 2016, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of October 1, 2016 and April 2, 2016 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of October 1,

2016 and April 2, 2016. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	October 1, 2016
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,087,110	$1,087,208
Due after one year through five years	505,011	505,844
Due after five years through ten years	216,148	217,553
Due after ten years	1,366,621	1,374,640
	$3,174,890	$3,185,245
As of October 1, 2016, $1.99 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Proceeds from sale of available-for-sale securities	$153,871	$54,989	$253,345	$121,030
Gross realized gains on sale of available-for-sale securities	$762	$476	$1,427	$836
Gross realized losses on sale of available-for-sale securities	(92)	(88)	(604)	(218)
Net realized gains on sale of available-for-sale securities	$670	$388	$823	$618
Amortization of premiums on available-for-sale securities	$7,414	$7,043	$14,175	$13,511

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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

As of October 1, 2016 and April 2, 2016, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	October 1, 2016	April 2, 2016
Singapore Dollar	$27,640	$26,978
Euro	18,757	19,123
Indian Rupee	29,823	23,302
British Pound	9,339	10,716
Japanese Yen	3,789	3,387
	$89,348	$83,506

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2017. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of October 1, 2016, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of October 1, 2016 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of October 1, 2016 and April 2, 2016, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
October 1, 2016	Prepaid expenses and other current assets	$1,785	Other accrued liabilities	$924
April 2, 2016	Prepaid expenses and other current assets	$2,161	Other accrued liabilities	$1,417

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the second quarter and the first six months of fiscal 2017 and 2016:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$444	$426	$(45)	$(3,564)

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(345)	$(2,071)	$(638)	$(3,944)

Amount of gains (losses) recorded (ineffective portion) *	$1	$7	$8	$(22)

*	Recorded in Interest and Other Expense location within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Stock-based compensation included in:
Cost of revenues	$1,930	$1,763	$4,049	$3,727
Research and development	16,529	12,934	31,649	27,626
Selling, general and administrative	11,343	11,984	23,508	21,648
	$29,802	$26,681	$59,206	$53,001

As a result of the early adoption of new guidance on accounting for share-based payments in the first quarter of fiscal 2017, during the second quarter and first six months of fiscal 2017 the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $2.9 million and $9.7 million, respectively, in the provision for income taxes. During the second quarter and first six months of fiscal 2016, the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $5.0 million and $7.3 million, respectively, in additional paid-in capital.

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2016	1,257	$25.42
Exercised	(908)	$24.61
Forfeited/cancelled/expired	(3)	$24.81
October 1, 2016	346	$27.54
Options exercisable at:
October 1, 2016	335	$27.45
April 2, 2016	1,241	$25.33
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of October 1, 2016, 12.8 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and six months ended October 1, 2016 was $8.8 million and $21.4 million, respectively. The total pre-tax intrinsic value of options exercised during the three and six months ended September 26, 2015 was $7.5 million and $23.3 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

The Company's stock-based compensation expense relating to options during the first six months of fiscal 2017 and 2016 was not material.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2016	6,678	$40.74
Granted	2,882	$42.87
Vested	(2,156)	$39.49
Cancelled	(298)	$40.91
October 1, 2016	7,106	$41.97

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2017 was $42.89 ($41.07 for the second quarter of fiscal 2016), and for the first six months of fiscal 2017 was $42.87 ($41.13 for the first six months of fiscal 2016), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Risk-free interest rate	0.8%	1.3%	0.8%	1.3%
Dividend yield	2.9%	2.8%	2.9%	2.8%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first six months of fiscal 2017 and 2016, we withheld $28.4 million and $28.6 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
Employee Stock Purchase Plan
Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 446 thousand shares for $15.0 million during the second quarter of fiscal 2017 and 438 thousand shares for $14.5 million in the second quarter of fiscal 2016. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2017 and 2016 was $11.64 and $9.78, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2017 and 2016 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2017	2016
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.23	0.25
Risk-free interest rate	0.5%	0.4%
Dividend yield	2.6%	3.0%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2017. As of October 1, 2016, 9.0 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income available to common stockholders	$164,192	$127,298	$327,241	$275,013
Weighted average common shares outstanding-basic	253,466	257,640	253,056	257,744
Dilutive effect of employee equity incentive plans	2,126	1,920	2,319	2,423
Dilutive effect of 2017 Convertible Notes [1]	9,587	6,169	8,736	6,921
Dilutive effect of warrants	5,194	317	3,774	982
Weighted average common shares outstanding-diluted	270,373	266,046	267,885	268,070
Basic earnings per common share	$0.65	$0.49	$1.29	$1.07
Diluted earnings per common share	$0.61	$0.48	$1.22	$1.03

[1] To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counter-parties. The call options give the Company the right to purchase up to 20.8 million shares of its common stock at $28.86 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 320 thousand and 3.0 million shares, for the second quarter and the first six months of fiscal 2017, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value) and are comprised of the following:

(In thousands)	October 1, 2016	April 2, 2016
Raw materials	$14,220	$15,346
Work-in-process	149,761	123,675
Finished goods	32,941	39,529
	$196,922	$178,550

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of October 1, 2016, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.6495 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $28.86 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of October 1, 2016 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of October 1, 2016, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	October 1, 2016	April 2, 2016
Liability component:
Principal amount of the 2017 Convertible Notes (discount is based on imputed discount rate of 5.75%)	$600,000	$600,000
Unamortized discount of liability component	(10,363)	(18,135)
Hedge accounting adjustment – sale of interest rate swap	2,995	5,241
Unamortized debt issuance costs associated with 2017 Convertible Notes	(965)	(1,689)
Net carrying value of the 2017 Convertible Notes	$591,667	$585,417

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of October 1, 2016, the remaining term of the 2017 Convertible Notes is 0.7 years. As of October 1, 2016, the if-converted value of the 2017 Convertible Notes was $1.11 billion.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Contractual coupon interest	$3,938	$3,938	$7,875	$7,875
Amortization of debt issuance costs	362	362	724	724
Amortization of debt discount, net	2,763	2,763	5,526	5,526
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$14,125	$14,125
To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counter parties. The call options give the Company the right to purchase up to 20.8 million shares of its common stock at $28.86 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counter parties, which give the hedge counter parties the right to purchase up to 20.8 million shares of the Company’s common stock at $40.89 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.
2019 and 2021 Notes
As of October 1, 2016, the Company had $500.0 million principal amount of 2019 Notes and $500.0 million principal amount of 2021 Notes with maturity dates of March 15, 2019 and March 15, 2021 respectively. The 2019 and 2021 Notes were offered to the public at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 and 2021 Notes is payable semiannually on March 15 and September 15.

As of October 1, 2016, the remaining term of the 2019 and 2021 Notes are 2.5 years and 4.5 years, respectively.

The following table summarizes the carrying value of the 2019 and 2021 Notes as of October 1, 2016 and April 2, 2016:

(In thousands)	October 1, 2016	April 2, 2016
Principal amount of the 2019 Notes (discount is based on imputed interest rate of 2.236%)	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,300)	$(1,560)
Unamortized debt issuance costs associated with the 2019 Notes	(825)	(996)
Principal amount of the 2021 Notes (discount is based on imputed interest rate of 3.115%)	500,000	500,000
Unamortized discount of the 2021 Notes	(2,358)	(2,605)
Unamortized debt issuance costs associated with the 2021 Notes	(1,078)	(1,200)
Total carrying value	$994,439	$993,639

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Contractual coupon interest	$6,406	$6,406	$12,813	$12,813
Amortization of debt issuance costs	146	146	293	293
Amortization of debt discount, net	255	247	507	493
Total interest expense related to the 2019 and 2021 Notes	$6,807	$6,799	$13,613	$13,599
Revolving Credit Facility

On December 7, 2011, the Company entered into a $250.0 million senior unsecured revolving credit facility with a syndicate of banks (expiring in December 2016). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of October 1, 2016, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program
The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2014 and 2016 Repurchase Programs have no stated expiration date.
Through October 1, 2016, the Company had used $796.0 million of the $800.0 million authorized under the 2014 Repurchase Program and none of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $1.00 billion available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of October 1, 2016 and April 2, 2016.

During the first six months of fiscal 2017, the Company repurchased 4.1 million shares of common stock in the open market for a total of $200.1 million. During the first six months of fiscal 2016, the Company repurchased 4.6 million shares of common stock in the open market for a total of $200.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest income	$12,098	$8,124	$23,564	$16,099
Interest expense	(13,870)	(13,862)	(27,738)	(27,724)
Other income (expense), net	621	(3,475)	(1,564)	(8,115)
	$(1,151)	$(9,213)	$(5,738)	$(19,740)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	October 1, 2016	April 2, 2016
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$554	$(1,260)
Accumulated unrealized gains on hedging transactions, net of tax	211	256
Accumulated cumulative translation adjustment, net of tax	(5,974)	(5,627)
Accumulated other comprehensive loss	$(5,209)	$(6,631)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $11.5 million and $30.0 million for the second quarter and the first six months of fiscal 2017, respectively, representing an effective tax rate of 7% and 8%, respectively. The Company recorded tax provisions of $16.7 million and $36.9 million for the second quarter and the first six months of fiscal 2016, respectively, representing an effective tax rate of 12% for both periods.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of October 1, 2016, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by $8.9 million in the second quarter of fiscal 2017 to $26.0 million. The decrease was primarily attributable to the effective settlement of the IRS examination, as discussed below, which resulted in a tax benefit of $9.5 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $7.3 million as of October 1, 2016.
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
The taxing authorities of the U.S. federal and Ireland governments can no longer audit years through fiscal 2011 since the statutes of limitation are closed.  Similarly, the taxing authorities of U.S. state governments can no longer audit years through 2010.
The Company had been subject to examination by the IRS for fiscal years 2012 through 2014. During the fourth quarter of fiscal 2016, the IRS completed its fieldwork and issued a Revenue Agent Report. The case was then moved forward to the Joint Committee on Taxation for review. On July 29, 2016, the Company received written notification that the Joint Committee had completed its review and had taken no exception to the conclusions reached by the IRS.

As a result of the early adoption of new guidance on accounting for share-based payments, the Company recorded excess tax benefits of $2.9 million and $9.7 million for the second quarter and first six months of fiscal 2017, respectively, in the condensed consolidated statement of income as a component of the provision for income taxes. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for more details regarding the adoption of the new guidance.

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

Fiscal	(In thousands)
2017 (remaining six months)	$2,819
2018	3,527
2019	3,107
2020	2,169
2021	1,568
Thereafter	592
Total	$13,782
Aggregate future rental income to be received from owned property, totaled $2.5 million as of October 1, 2016. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.5 million for the three and six months ended October 1, 2016, respectively. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.1 million for the three and six months ended September 26, 2015, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2017 and 2016.
Other commitments as of October 1, 2016 totaled $114.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 1, 2016, the Company had $38.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2018.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2017 and the end of fiscal 2016, the accrual balance of the product warranty liability was immaterial.

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

On October 6, 2016, a patent infringement lawsuit was filed by Marking Object Virtualization Intelligence, LLC (“MOVI”) against the Company in the U.S. District Court for the Eastern District of Texas (Marking Object Virtualization Intelligence, LLC v. Xilinx, Inc., Case No. 2:16-cv-01109-JRG).  The lawsuit pertains to two patents, and MOVI seeks unspecified damages and attorneys’ fees.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend our IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11.  On June 27, 2016, the Court denied both motions.  The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

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
As of October 1, 2016 and April 2, 2016, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	October 1, 2016	April 2, 2016	Amortization Life
Goodwill	$161,287	$159,296
Core technology, gross	79,980	77,640	5.6 years
Less accumulated amortization	(74,004)	(71,472)
Core technology, net	5,976	6,168
Other intangibles, gross	46,766	46,606	2.7 years
Less accumulated amortization	(46,619)	(46,572)
Other intangibles, net	147	34
Total acquisition-related intangibles, gross	126,746	124,246
Less accumulated amortization	(120,623)	(118,044)
Total acquisition-related intangibles, net	$6,123	$6,202
Amortization expense for acquisition-related intangibles for the three and six months ended October 1, 2016 was $1.2 million and $2.5 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of October 1, 2016, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2017 (remaining six months)	$2,548
2018	1,922
2019	561
2020	468
2021	468
Thereafter	156
Total	$6,123

Note 19.	Business Combination

During the second quarter of fiscal 2017, the Company completed the acquisition of Auviz Systems Inc., an independent software vendor that accelerates algorithms for data center and embedded devices. This acquisition aligns with the Company's strategy for accelerating vertical market growth and meets the increasing demand from customers for data libraries. This acquisition was accounted for under the purchase method of accounting. The aggregate financial impact of this acquisition was not material to the Company.

Note 20.	Subsequent Events
On October 19, 2016, the Company’s Board of Directors declared a cash dividend of $0.33 per common share for the third quarter of fiscal 2017. The dividend is payable on November 23, 2016 to stockholders of record on November 8, 2016.

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

Results of Operations: Second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.4	29.9	29.8	29.5
Gross margin	69.6	70.1	70.2	70.5
Operating expenses:
Research and development	24.5	24.7	24.1	23.9
Selling, general and administrative	14.4	16.1	14.4	15.5
Amortization of acquisition-related intangibles	0.2	0.3	0.2	0.3
Total operating expenses	39.1	41.1	38.7	39.7
Operating income	30.5	29.0	31.5	30.8
Interest and other expense, net	0.2	1.7	0.5	1.8
Income before income taxes	30.3	27.3	31.0	29.0
Provision for income taxes	2.0	3.2	2.6	3.4
Net income	28.3%	24.1%	28.4%	25.6%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical, audio, video and broadcast, and automotive. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products, which include configuration solutions, software and support/services. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and include the UltraScale+, UltraScale and 7-series product families.

•	Core Products include all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we grouped the products manufactured at the 28nm, 20nm and 16nm nodes into a category named Advanced Products while all other products are included in a category named Core Products. The amounts for the prior periods presented have been reclassified to conform to the new categorization.

Net revenues of $579.2 million in the second quarter of fiscal 2017 represented a 10% increase from the comparable prior year period of $527.6 million. The increase was driven by a broad based increase in the majority of our markets. Net revenues from Advanced Products increased significantly in the second quarter of fiscal 2017 versus the comparable prior year period, but the declines from our Core Products partially offset the increase. No end customer accounted for more than 10% of our net revenues for the second quarter and the first six months of fiscal 2017 and 2016.

For the first six months of fiscal 2017, approximately 51% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of October 1, 2016, we had $75.1 million of deferred revenue and $17.7 million of deferred cost of revenues recognized as a net $57.4 million of deferred income on shipments to distributors. As of April 2, 2016, we had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Advanced Products	$267.3	61	$166.1	$509.5	61	$317.0
Core Products	311.9	(14)	361.5	644.7	(15)	759.6
Total net revenues	$579.2	10	$527.6	$1,154.2	7	$1,076.6

Net revenues from Advanced Products increased significantly in both the second quarter and the first six months of fiscal 2017 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 28nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The decreases were largely due to the decline in sales of our Spartan-3, Virtex-6 and Virtex-4 product families. For the first six months of fiscal 2017, revenues from our Virtex-2 and Virtex-5 product families decreased as well.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	October 1, 2016	% Change in Dollars	September 26, 2015	October 1, 2016	% Change in Dollars	September 26, 2015
Communications & Data Center	41%	9	41%	43%	16	40%
Industrial, Aerospace & Defense	41	11	41	40	1	42
Broadcast, Consumer & Automotive	18	8	18	17	4	18
Total net revenues	100%	10	100%	100%	7	100%

Net revenues from Communications & Data Center increased, in terms of absolute dollars, for the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The increases for both periods were driven by higher sales from both wireline and wireless communications, with wireless communications, primarily in China, driving most of the increase.

Net revenues from Industrial, Aerospace & Defense increased, in terms of absolute dollars, for the second quarter of fiscal 2017, but were relatively stable in terms of absolute dollars for the first six months of fiscal 2017, from the comparable prior year periods. The increase for the second quarter of fiscal 2017 was primarily due to higher sales from test & measurement and aerospace & defense, particularly in North American and European regions. For the first six months of fiscal 2017, higher sales from test & measurement and aerospace & defense were largely offset by the decline in sales from industrial, scientific & medical across all geographic regions.

Net revenues from Broadcast, Consumer & Automotive increased, in terms of absolute dollars, for both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The increase for the second quarter of fiscal 2017 was mainly due to higher sales from audio, video and broadcast and to a lesser extent from automotive. For the first six months of fiscal 2017, the increase was largely driven by higher sales from automotive and consumer.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
North America	$188.3	20	$156.7	$374.6	8	$345.3
Asia Pacific	222.4	6	210.4	451.9	11	408.1
Europe	117.2	12	105.1	226.6	8	209.3
Japan	51.3	(7)	55.4	101.1	(11)	113.9
Total net revenues	$579.2	10	$527.6	$1,154.2	7	$1,076.6

Net revenues in North America increased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The increases were primarily due to a higher sales from aerospace & defense, test & measurement and wireline. The increases for both periods were partially offset by decline in sales from industrial, scientific & medical.

Net revenues in Asia Pacific increased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The increases were primarily due to higher sales from wireless communications, primarily in China, but partially offset by decline in sales from industrial, scientific & medical.

Net revenues in Europe increased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The increases for both periods were primarily due to higher sales from test & measurement, but partially offset by decreases in sales from wireless, industrial, scientific & medical and wireline.

Net revenues in Japan decreased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The decreases for both periods were primarily driven by lower sales in industrial, scientific & medical and test & measurement, which more than offset the increase in wireless.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Gross margin	$403.3	9	$369.9	$810.0	7	$759.0
Percentage of net revenues	69.6%		70.1%	70.2%		70.5%

Gross margin was lower by 0.5 and 0.3 percentage points in the second quarter and the first six months of fiscal 2017, respectively. Lower gross margin in both periods was driven primarily by licensing costs during the second quarter of fiscal 2017, which more than offset the product cost reductions.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies, and improve average selling price management. Advanced Products generally have lower gross margins than Core Products as they are in the early stages of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Research and development	$141.8	9	$130.2	$277.9	8	$256.9
Percentage of net revenues	24%		25%	24%		24%

R&D spending increased $11.6 million, or 9%, for the second quarter of fiscal 2017 from the comparable prior year period. For the first six months of fiscal 2017, R&D spending increased $21.0 million, or 8%, from the comparable prior year period. The increases for both periods were primarily attributable to increase in headcount and employee compensation (including stock-based compensation) related to our next generation product development.

In fiscal 2017, we intend to increase investment in R&D to further extend our leadership in a competitive market. This increased spending will largely be in the areas of mask spending on the 16nm product roll out, the expansion of the 16nm portfolio, early investment on the 7nm development and the expansion of our cost-optimized product families.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Selling, general and administrative	$83.5	(2)	$84.8	$166.6	—	$166.9
Percentage of net revenues	14%		16%	14%		16%

SG&A expenses were lower during the second quarter of fiscal 2017, but were relatively flat during the first six months of fiscal 2017, as compared to the comparable prior year periods. The decrease for the second quarter of fiscal 2017 was due to a reduction in legal expenses, which was partially offset by higher employee compensation (due to higher headcount to support operations).

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Amortization of acquisition-related intangibles	$1.2	(30)	$1.8	$2.5	(29)	$3.5
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the second quarter and the first six months of fiscal 2017 decreased from the comparable prior year periods as certain intangibles were fully amortized by fiscal 2017 and there was no new major acquisition in recent years.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Stock-based compensation included in:
Cost of revenues	$1.9	9	1.8	$4.1	9	$3.7
Research and development	16.5	28	12.9	31.6	15	27.6
Selling, general and administrative	11.4	(5)	12.0	23.5	9	21.7
	$29.8	12	$26.7	$59.2	12	$53.0

The increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2017 as compared to the prior year periods was primarily related to higher expenses associated with restricted stock units, as we granted restricted stock units at a higher fair value than in the prior years.

Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Interest and other expense, net	$1.2	(88)	$9.2	$5.7	(71)	$19.7
Percentage of net revenues	—%		2%	—%		2%

Our net interest and other expense decreased in both the second quarter and the first six months of fiscal 2017 from the comparable prior year periods. The decreases were primarily due to higher interest income from the investment portfolio, and to a lesser extent lower losses related to foreign-exchange transactions.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	October 1, 2016	% Change	September 26, 2015	October 1, 2016	% Change	September 26, 2015
Provision for income taxes	$11.5	(31)	$16.7	$30.0	(19)	$36.9
Percentage of net revenues	2%		3%	3%		3%
Effective tax rate	7%		12%	8%		12%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rates in the second quarter and first six months of fiscal 2017 as compared to the same prior year periods was also due to fiscal 2017 benefits from the adoption of new accounting guidance with respect to share-based payment accounting, the release of reserves for uncertain tax positions and the U.S. federal research tax credit. The U.S. federal research tax credit had not been reinstated as of the second quarter of the prior year period and was, therefore, excluded from the prior year periods' results. The decreases in the effective tax rates were partially offset by a decrease in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided.

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

The combination of cash, cash equivalents as well as short-term and long-term investments as of October 1, 2016 and April 2, 2016 totaled $3.69 billion and $3.56 billion, respectively. As of October 1, 2016, we had cash, cash equivalents and short-term investments of $3.49 billion and working capital of $3.02 billion. As of April 2, 2016, cash, cash equivalents and short-term investments were $3.34 billion and working capital was $2.97 billion.

As of October 1, 2016, we had $2.61 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.11 billion of the $2.61 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of October 1, 2016. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first six months of fiscal 2017, our operations generated net positive cash flow of $522.2 million, which was $194.9 million higher than the $327.3 million generated during the first six months of fiscal 2016. The positive cash flow from operations generated during the first six months of fiscal 2017 was primarily from net income as adjusted for non-cash related items, a decrease in accounts receivable and increases in other accrued liabilities and deferred income on shipments to distributors. These items were partially offset by an increase in inventories and a decrease in income taxes payable. Accounts receivable decreased by $79.7 million and days sales outstanding decreased to 36 days at October 1, 2016 from 52 days at April 2, 2016 due to timing of shipments. Our inventory levels as of October 1, 2016 were $18.3 million higher at $196.9 million compared to $178.6 million at April 2, 2016, and combined inventory days at Xilinx and distribution increased to 113 days at October 1, 2016 from 109 days at April 2, 2016.

Investing Activities —Net cash provided by investing activities was $22.5 million during the first six months of fiscal 2017, as compared to net cash used in investing activities of $113.7 million in the first six months of fiscal 2016. Net cash provided by investing activities during the first six months of fiscal 2017 consisted primarily of $70.3 million of net proceeds from sale and maturity of available-for-sale securities, which was partially offset by $32.0 million net cash used in for purchases of property, plant and equipment and $15.8 million used in other investing activities.

Financing Activities —Net cash used in financing activities was $358.1 million in the first six months of fiscal 2017, as compared to $345.6 million in the first six months of fiscal 2016. Net cash used in financing activities during the first six months of fiscal 2017 consisted of $200.1 million of cash payment to repurchase common stock and $167.5 million dividend payments to stockholders, which were partially offset by $9.5 million of net proceeds from issuance of common stock under employee stock plans.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through December 2021. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of October 1, 2016 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of October 1, 2016, we had $114.8 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 1, 2016, we also had $38.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through September 2018.

As of October 1, 2016, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of October 1, 2016, the 2017 Convertible Notes are convertible at the option of the holders. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of October 1, 2016. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of October 1, 2016, $7.8 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of October 1, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first six months of fiscal 2017, we repurchased 4.1 million shares of common stock in the open market for a total of $200.1 million. During the first six months of fiscal 2016, we repurchased 4.6 million shares of common stock in the open market for a total of $200.0 million. On October 19, 2016, we announced our plan to exhaust the $1.00 billion repurchase authorization under the 2016 Repurchase Program over the next several quarters. During the first six months of fiscal 2017, we paid $167.5 million in cash dividends to stockholders, representing $0.66 per common share. During the first six months of fiscal 2016, we paid $160.4 million in cash dividends to stockholders, representing $0.62 per common share. On October 19, 2016, our Board of Directors declared a cash dividend of $0.33 per common share for the third quarter of fiscal 2017. The dividend is payable on November 23, 2016 to stockholders of record on November 8, 2016. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.28 billion as of October 1, 2016. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at October 1, 2016 would have affected the fair value of our investment portfolio by less than $52.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of October 1, 2016 and April 2, 2016, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	October 1, 2016	April 2, 2016
Singapore Dollar	$27.6	$27.0
Euro	18.8	19.1
Indian Rupee	29.8	23.3
British Pound	9.3	10.7
Japanese Yen	3.8	3.4
	$89.3	$83.5

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2017. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at October 1, 2016 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at October 1, 2016 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the past seven years, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations in some parts of fiscal 2012 and fiscal 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

Resale of product through Avnet accounted for 43% of our worldwide net revenues in the first six months of fiscal 2017 and as of October 1, 2016, Avnet accounted for 49% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

A number of factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, licensing costs, geographic and/or market segment pricing strategies can cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

While our overall inventory levels fluctuate over time, the inventory of newer product lines may be higher than other products due to a planned increase in safety stock in anticipation of future revenue growth. We continue to manage our inventory by balancing levels against expected demand and potential upsides from customers. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Our international operations have grown because we have established certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weaknesses in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets, including as a result of the United Kingdom referendum on June 23, 2016, in which voters approved an exit from the European Union (commonly referred to as "Brexit"), may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. While on March 24, 2016 the U.S. Department of Commerce announced a temporary relief from the sanction until June 30, 2016, which relief has been extended until November 28, 2016, the announced restrictions could cause a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations, including instability and uncertainty as a result of Brexit, could have a material adverse effect on our business.

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

We rely in part on various IT systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach. Our IT systems are also linked to the IT systems of customers, suppliers, and distribution partners and those links provide critical information we use to manage our operations, including information used for financial reporting. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as that of our IT systems. For example, in early April 2016, one of our key distribution partners began implementing a new information system in North America, and if it cannot successfully complete that implementation, our ability to record and report financial and management information on a timely and accurate basis may be compromised.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, regardless of whether such products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. The costs associated with complying with the disclosure requirements include those for due diligence in regard to the sources of any conflict minerals used in our products, remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may face reputational challenges if we are unable to sufficiently verify the origins for all minerals used in our products through the due diligence process we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.

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

In addition, we are subject to examinations of our income tax returns by domestic and foreign tax authorities.  We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.

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

As of October 1, 2016 we had 2.00 billion authorized common shares, of which 252.5 million shares were outstanding. In addition, 29.2 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.8 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of October 1, 2016 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $40.89 per share. Such dilutive effects could be exacerbated, or we could experience other adverse effects, if a hedge counterparty becomes subject to insolvency proceedings or otherwise fails to deliver common shares they may owe us under those hedges.

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

On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2014 and 2016 Repurchase Program has no stated expiration date. Through October 1, 2016, the Company had used $796.0 million of the $800.0 million authorized under the 2014 Repurchase Program and none of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $1.00 billion available for future purchases.

The following table summarizes our repurchase of our common stock during the second quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
July 3, 2016 to August 6, 2016	18	$51.20	18	$1,103,082
August 7, 2016 to September 3, 2016	1,848	$53.60	1,848	$1,004,039
September 4, 2016 to October 1, 2016	—	$—	—	$1,004,039
Total for the Quarter	1,866		1,866

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 27, 2016	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)