Form 10-Q
period 2016-12-31
XILINX INC
filed 2017-01-26
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 13, 2017
Common Stock, $.01 par value	248,934,802

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net revenues	$585,688	$566,235	$1,739,877	$1,642,815
Cost of revenues	178,233	178,514	522,404	496,108
Gross margin	407,455	387,721	1,217,473	1,146,707
Operating expenses:
Research and development	159,248	141,378	437,187	398,246
Selling, general and administrative	83,780	84,470	250,353	251,374
Amortization of acquisition-related intangibles	1,455	1,769	3,943	5,306
Total operating expenses	244,483	227,617	691,483	654,926
Operating income	162,972	160,104	525,990	491,781
Interest and other expense, net	392	5,053	6,130	24,793
Income before income taxes	162,580	155,051	519,860	466,988
Provision for income taxes	20,734	24,232	50,773	61,155
Net income	$141,846	$130,819	$469,087	$405,833
Net income per common share:
Basic	$0.57	$0.51	$1.86	$1.58
Diluted	$0.52	$0.49	$1.74	$1.51
Cash dividends per common share	$0.33	$0.31	$0.99	$0.93
Shares used in per share calculations:
Basic	250,982	256,450	252,811	257,491
Diluted	270,781	269,611	269,182	268,716

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net income	$141,846	$130,819	$469,087	$405,833
Other comprehensive income (loss), net of tax:
Change in net unrealized losses on available-for-sale securities	(20,030)	(7,911)	(17,799)	(13,091)
Reclassification adjustment for (gains) losses on available-for-sale securities	(170)	8	(587)	(188)
Change in net unrealized losses on hedging transactions	(3,059)	(696)	(3,742)	(1,074)
Reclassification adjustment for losses on hedging transactions	875	2,166	1,513	6,110
Cumulative translation adjustment, net	(2,848)	(451)	(3,195)	(1,997)
Other comprehensive loss	(25,232)	(6,884)	(23,810)	(10,240)
Total comprehensive income	$116,614	$123,935	$445,277	$395,593

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 31, 2016	April 2, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$839,546	$503,816
Short-term investments	2,414,589	2,833,883
Accounts receivable, net	340,852	307,458
Inventories	205,927	178,550
Prepaid expenses and other current assets	115,138	92,951
Total current assets	3,916,052	3,916,658
Property, plant and equipment, at cost	836,481	810,582
Accumulated depreciation and amortization	(534,977)	(527,236)
Net property, plant and equipment	301,504	283,346
Long-term investments	183,082	220,807
Goodwill	161,287	159,296
Acquisition-related intangibles, net	4,759	6,202
Other assets	269,604	232,960
Total Assets	$4,836,288	$4,819,269

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,629	$101,534
Accrued payroll and related liabilities	171,846	154,294
Income taxes payable	6,334	6,286
Deferred income on shipments to distributors	53,626	51,758
Other accrued liabilities	64,815	45,108
Current portion of long-term debt	594,792	585,417
Total current liabilities	1,010,042	944,397
Long-term debt	994,842	993,639
Deferred tax liabilities	323,777	261,467
Long-term income taxes payable	5,815	15,889
Other long-term liabilities	17,604	1,090
Commitments and contingencies	—	—
Temporary equity (Note 10)	4,605	12,894
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,488	2,537
Additional paid-in capital	778,110	726,921
Retained earnings	1,729,446	1,867,066
Accumulated other comprehensive loss	(30,441)	(6,631)
Total stockholders’ equity	2,479,603	2,589,893
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,836,288	$4,819,269

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$469,087	$405,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,917	38,768
Amortization	12,601	13,149
Stock-based compensation	90,073	84,464
Net gain on sale of available-for-sale securities	(771)	(599)
Amortization of debt discounts	9,053	9,033
Provision for deferred income taxes	74,617	49,435
Changes in assets and liabilities:
Accounts receivable, net	(33,395)	43,439
Inventories	(27,295)	35,050
Prepaid expenses and other current assets	(8,619)	(148)
Other assets	(11,160)	(3,291)
Accounts payable	14,754	(5,511)
Accrued liabilities	29,019	4,909
Income taxes payable	(25,936)	(35,982)
Deferred income on shipments to distributors	1,868	(19,055)
Net cash provided by operating activities	627,813	619,494
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,250,810)	(2,253,840)
Proceeds from sale and maturity of available-for-sale securities	2,685,977	2,183,296
Purchases of property, plant and equipment	(51,825)	(19,169)
Other investing activities	(20,754)	(5,700)
Net cash provided by (used in) investing activities	362,588	(95,413)
Cash flows from financing activities:
Repurchases of common stock	(413,983)	(299,998)
Proceeds from issuance of common stock, net of withholding taxes	10,708	21,720
Payment of dividends to stockholders	(250,733)	(240,111)
Other financing activities	(663)	—
Net cash used in financing activities	(654,671)	(518,389)
Net increase in cash and cash equivalents	335,730	5,692
Cash and cash equivalents at beginning of period	503,816	892,572
Cash and cash equivalents at end of period	$839,546	$898,264
Supplemental disclosure of cash flow information:
Interest paid	$28,563	$28,563
Income taxes paid, net	$2,156	$47,562

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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 will be a 52-week year ending on April 1, 2017, while fiscal 2016 was a 53-week year ended on April 2, 2016. The third quarter of fiscal 2017 was a 13-week quarter ended on December 31, 2016. The third quarter of fiscal 2016 was a 14-week quarter ended on January 2, 2016.

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

In the first quarter of fiscal 2017, the Company early adopted the authoritative guidance that simplifies how share-based payments are accounted for and presented in the financial statements. Under the new guidance, excess tax benefits or tax deficiencies are recorded in the condensed consolidated statement of income when the awards vest or are settled. Previously, they were recorded in stockholders' equity of the condensed consolidated balance sheet. In addition, cash flows related to excess tax benefits or tax deficiencies are now classified as an operating activity, with prior periods adjusted accordingly. While the new guidance provides an accounting policy election to account for forfeitures as they occur, the Company elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. As a result of the adoption of this guidance, the condensed consolidated statement of cash flows for the nine months ended January 2, 2016 was adjusted as follows: a $12.3 million increase to net cash provided by operating activities and a $12.3 million increase to the net cash used in financing activities. Additionally, the Company recorded excess tax benefits of $1.2 million and $10.9 million for the third quarter and first nine months of fiscal 2017, respectively. This resulted in no change in net income per diluted share for the third quarter and an increase in net income per diluted share of $0.04 for the first nine months of fiscal 2017 in the condensed consolidated statement of income as a component of the provision for income taxes.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued new global revenue recognition guidance that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs. The guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning in fiscal year 2019, with an option to early adopt in fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new guidance on its consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is likely that the new guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery, subject to estimated allowance for distributor price adjustments and rights of return.

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

In October 2016, the FASB issued authoritative guidance for accounting for income taxes which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk
Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 31, 2016 and April 2, 2016, Avnet accounted for 60% and 75% of the Company’s total net accounts receivable, respectively. For the third quarter and first nine months of fiscal 2017, resale of product through Avnet accounted for 45% and 43% of the Company’s worldwide net revenues, respectively. For the third quarter and the first nine months of fiscal 2016, resale of product through Avnet accounted for 49% and 50% of the Company’s worldwide net revenues, respectively.

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
No end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter as well as the first nine months of fiscal 2017 and 2016.
The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 86% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.
As of December 31, 2016, approximately 37% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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
The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal 2017 and the Company did not adjust or override any fair value measurements as of December 31, 2016.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and April 2, 2016:

	December 31, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$366,460	$—	$—	$366,460
Financial institution securities	—	299,875	—	299,875
Non-financial institution securities	—	22,689	—	22,689
U.S. government and agency securities	24,990	58,282	—	83,272
Foreign government and agency securities	—	4,998	—	4,998
Short-term investments:
Financial institution securities	—	174,997	—	174,997
Non-financial institution securities	—	272,956	—	272,956
Municipal bonds	—	50,067	—	50,067
U.S. government and agency securities	29,607	63,569	—	93,176
Foreign government and agency securities	—	89,752	—	89,752
Asset-backed securities	—	210,465	—	210,465
Mortgage-backed securities	—	1,141,926	—	1,141,926
Debt mutual funds	—	33,952	—	33,952
Bank loans	—	131,056	—	131,056
Commercial mortgage-backed securities	—	216,242	—	216,242
Long-term investments:
Auction rate securities	—	—	10,227	10,227
Asset-backed securities	—	5,388	—	5,388
Municipal bonds	—	4,726	—	4,726
Mortgage-backed securities	—	110,758	—	110,758
Debt mutual fund	—	51,983	—	51,983
Total assets measured at fair value	$421,057	$2,943,681	$10,227	$3,374,965
Liabilities
Derivative financial instruments, net	$—	$1,753	$—	$1,753
Total liabilities measured at fair value	$—	$1,753	$—	$1,753
Net assets measured at fair value	$421,057	$2,941,928	$10,227	$3,373,212

	April 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$232,698	$—	$—	$232,698
Non-financial institution securities	—	104,964	—	104,964
Foreign government and agency securities	—	98,967	—	98,967
Municipal bonds	—	1,003	—	1,003
Short-term investments:
Financial institution securities	—	284,853	—	284,853
Non-financial institution securities	—	460,148	—	460,148
Municipal Bonds	—	61,579	—	61,579
U.S. government and agency securities	81,873	110,420	—	192,293
Foreign government and agency securities	—	214,201	—	214,201
Mortgage-backed securities	—	1,067,157	—	1,067,157
Debt mutual fund	—	35,116	—	35,116
Bank loans	—	102,015	—	102,015
Asset-backed securities	—	210,051	—	210,051
Commercial mortgage-backed securities	—	206,470	—	206,470
Long-term investments:
Auction rate securities	—	—	9,977	9,977
Municipal bonds	—	7,100	—	7,100
Mortgage-backed securities	—	140,382	—	140,382
Debt mutual fund	—	56,785	—	56,785
Asset-backed securities	—	6,563	—	6,563
Derivative financial instruments, net	—	744	—	744
Total assets measured at fair value	$314,571	$3,168,518	$9,977	$3,493,066

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Balance as of beginning of period	$10,160	$10,413	$9,977	$10,312
Total unrealized gains (losses):
Included in other comprehensive income (loss)	67	(302)	250	(201)
Balance as of end of period	$10,227	$10,111	$10,227	$10,111

As of December 31, 2016, marketable securities measured at fair value using Level 3 inputs were comprised of $10.2 million of student loan auction rate securities. There was no material change to the input assumptions of the pricing model for these student loan auction rate securities.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company’s 2.625% Senior Convertible Debentures due June 15, 2017 (2017 Convertible Notes), 2.125% Notes due 2019 (2019 Notes) and 3.000% Notes due 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of December 31, 2016 were approximately $1.25 billion, $500.8 million and $506.0 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 31, 2016				April 2, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$366,460	$—	$—	$366,460	$232,698	$—	$—	$232,698
Financial institution
securities	474,872	—	—	474,872	284,853	—	—	284,853
Non-financial institution
securities	295,848	541	(744)	295,645	564,480	862	(230)	565,112
Auction rate securities	10,500	—	(273)	10,227	10,500	—	(523)	9,977
Municipal bonds	55,028	331	(566)	54,793	68,938	877	(133)	69,682
U.S. government and
agency securities	176,583	7	(142)	176,448	192,291	73	(71)	192,293
Foreign government and
agency securities	94,783	—	(33)	94,750	313,168	—	—	313,168
Mortgage-backed securities	1,264,983	5,906	(18,205)	1,252,684	1,200,071	12,848	(5,380)	1,207,539
Asset-backed securities	215,879	677	(703)	215,853	216,068	1,151	(605)	216,614
Debt mutual funds	101,350	—	(15,415)	85,935	101,350	—	(9,449)	91,901
Bank loans	130,029	1,102	(75)	131,056	102,092	25	(102)	102,015
Commercial mortgage-
backed securities	219,675	128	(3,561)	216,242	207,847	432	(1,809)	206,470
	$3,405,990	$8,692	$(39,717)	$3,374,965	$3,494,356	$16,268	$(18,302)	$3,492,322

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 31, 2016 and April 2, 2016:

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,567	$(733)	$1,523	$(11)	$71,090	$(744)
Auction rate securities	—	—	10,227	(273)	10,227	(273)
Municipal bonds	32,671	(537)	1,730	(29)	34,401	(566)
U.S. government and
agency securities	82,785	(142)	—	—	82,785	(142)
Foreign government and
agency securities	14,976	(33)	—	—	14,976	(33)
Mortgage-backed securities	914,938	(15,537)	118,236	(2,668)	1,033,174	(18,205)
Asset-backed securities	87,937	(561)	11,380	(142)	99,317	(703)
Debt mutual funds	—	—	85,935	(15,415)	85,935	(15,415)
Bank loans	12,264	(75)	—	—	12,264	(75)
Commercial mortgage-
backed securities	151,331	(1,984)	24,384	(1,577)	175,715	(3,561)
	$1,366,469	$(19,602)	$253,415	$(20,115)	$1,619,884	$(39,717)

	April 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$52,756	$(230)	$—	$—	$52,756	$(230)
Auction rate securities	—	—	9,977	(523)	9,977	(523)
Municipal bonds	10,138	(44)	3,867	(89)	14,005	(133)
U.S. government and
agency securities	84,024	(71)	—	—	84,024	(71)
Mortgage-backed securities	346,560	(3,916)	114,285	(1,464)	460,845	(5,380)
Asset-backed securities	81,038	(502)	20,793	(103)	101,831	(605)
Debt mutual funds	—	—	91,901	(9,449)	91,901	(9,449)
Bank loans	34,358	(31)	42,832	(71)	77,190	(102)
Commercial mortgage-
backed securities	141,761	(878)	2,150	(931)	143,911	(1,809)
	$750,635	$(5,672)	$285,805	$(12,630)	$1,036,440	$(18,302)

As of December 31, 2016, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities and were due to the general rising of the interest-rate environment. However, the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 31, 2016 and April 2, 2016 were temporary in nature. These investments are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of December 31, 2016 and April 2, 2016. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments and any related underlying collateral.
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

	December 31, 2016
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$839,365	$839,380
Due after one year through five years	496,399	494,352
Due after five years through ten years	243,772	243,648
Due after ten years	1,358,644	1,345,190
	$2,938,180	$2,922,570
As of December 31, 2016, $1.95 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.
Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Proceeds from sale of available-for-sale securities	$130,891	$82,396	$384,236	$203,426
Gross realized gains on sale of available-for-sale securities	$624	$203	$2,055	$1,038
Gross realized losses on sale of available-for-sale securities	(679)	(221)	(1,284)	(439)
Net realized gains (losses) on sale of available-for-sale securities	$(55)	$(18)	$771	$599
Amortization of premiums on available-for-sale securities	$8,034	$6,906	$22,209	$20,417

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments
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

As of December 31, 2016 and April 2, 2016, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	December 31, 2016	April 2, 2016
Singapore Dollar	$21,448	$26,978
Euro	18,436	19,123
Indian Rupee	34,606	23,302
British Pound	8,429	10,716
Japanese Yen	3,834	3,387
	$86,753	$83,506

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2018. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.
As of December 31, 2016, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of December 31, 2016 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.
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
The Company had the following derivative instruments as of December 31, 2016 and April 2, 2016, located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016	Prepaid expenses and other current assets	$380	Other accrued liabilities	$2,133
April 2, 2016	Prepaid expenses and other current assets	$2,161	Other accrued liabilities	$1,417

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the third quarter and the first nine months of fiscal 2017 and 2016:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Amount of losses recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(2,185)	$(1,470)	$(2,229)	$(5,035)

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(875)	$(2,166)	$(1,513)	$(6,110)

Amount of gains (losses) recorded (ineffective portion) *	$23	$7	$31	$(15)

*	Recorded in Interest and Other Expense, net within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans
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
Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Stock-based compensation included in:
Cost of revenues	$1,945	$2,145	$5,994	$5,872
Research and development	17,154	16,935	48,803	44,561
Selling, general and administrative	11,768	12,383	35,276	34,031
	$30,867	$31,463	$90,073	$84,464

As a result of the early adoption of new guidance on accounting for share-based payments in the first quarter of fiscal 2017, during the third quarter and first nine months of fiscal 2017 the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $1.2 million and $10.9 million, respectively, in the provision for income taxes. During the third quarter and first nine months of fiscal 2016, the Company recorded excess tax benefits realized for the tax deduction from option exercises and other awards of $1.2 million and $8.5 million, respectively, in additional paid-in capital.

Employee Stock Option Plans

A summary of the Company’s option plans activity and related information is as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
April 2, 2016	1,257	$25.42
Exercised	(1,010)	$24.78
Forfeited/cancelled/expired	(3)	$26.21
December 31, 2016	244	$28.03
Options exercisable at:
December 31, 2016	243	$28.01
April 2, 2016	1,241	$25.33
The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan. As of December 31, 2016, 12.7 million shares remained available for grant under the 2007 Equity Plan.
The total pre-tax intrinsic value of options exercised during the three and nine months ended December 31, 2016 was $2.8 million and $24.2 million, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended January 2, 2016 was $8.3 million and $31.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

The Company's stock-based compensation expense relating to options during the first nine months of fiscal 2017 and 2016 was not material.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2016	6,678	$40.74
Granted	3,130	$43.40
Vested	(2,269)	$39.49
Cancelled	(412)	$41.15
December 31, 2016	7,127	$42.27

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2017 was $49.50 ($43.41 for the third quarter of fiscal 2016), and for the first nine months of fiscal 2017 was $43.40 ($41.24 for the first nine months of fiscal 2016), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Risk-free interest rate	1.4%	1.3%	0.9%	1.3%
Dividend yield	2.5%	2.7%	2.8%	2.8%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first nine months of fiscal 2017 and 2016, we withheld $29.9 million and $29.8 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.
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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2017. As of December 31, 2016, 9.0 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share
The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net income available to common stockholders	$141,846	$130,819	$469,087	$405,833
Weighted average common shares outstanding-basic	250,982	256,450	252,811	257,491
Dilutive effect of employee equity incentive plans	2,907	2,538	2,400	2,416
Dilutive effect of 2017 Convertible Notes [1]	10,165	8,067	9,212	7,303
Dilutive effect of warrants	6,727	2,556	4,759	1,506
Weighted average common shares outstanding-diluted	270,781	269,611	269,182	268,716
Basic earnings per common share	$0.57	$0.51	$1.86	$1.58
Diluted earnings per common share	$0.52	$0.49	$1.74	$1.51

[1] To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company purchased call options on its common stock from the hedge counter-parties. The call options give the Company the right to purchase up to 20.8 million shares of its common stock at $28.86 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and reduce the weighted number of diluted shares used in per share calculations.

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 296 thousand and 4.3 million shares, for the third quarter and the first nine months of fiscal 2017, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 31, 2016	April 2, 2016
Raw materials	$15,354	$15,346
Work-in-process	147,650	123,675
Finished goods	42,923	39,529
	$205,927	$178,550

Note 10.	Debt and Credit Facility
2017 Convertible Notes
As of December 31, 2016, the Company had $600.0 million principal amount of 2017 Convertible Notes outstanding. The 2017 Convertible Notes are senior in right of payment to the Company’s existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity.
The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.6495 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $28.86 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes, but will not be adjusted for accrued interest. One of the conditions allowing holders of the 2017 Convertible Notes to convert during any fiscal quarter is if the last reported sale price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. This condition was met as of December 31, 2016 and as a result, the 2017 Convertible Notes were convertible at the option of the holders. As of December 31, 2016, the 2017 Convertible Notes were classified as a current liability on the Company's condensed consolidated balance sheet. Additionally, a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.
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
The Company received conversion notices for an aggregate of $142.0 million in principal amount of the 2017 Convertible Notes during the third quarter of fiscal year 2017. Settlements of these conversion requests are expected to be completed in the fourth quarter of fiscal year 2017 based on a 30 trading-day observation period subsequent to the receipt of the conversion notices.

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 31, 2016	April 2, 2016
Liability component:
Principal amount of the 2017 Convertible Notes (discount is based on imputed discount rate of 5.75%)	$600,000	$600,000
Unamortized discount of liability component	(6,477)	(18,135)
Hedge accounting adjustment – sale of interest rate swap	1,872	5,241
Unamortized debt issuance costs associated with 2017 Convertible Notes	(603)	(1,689)
Net carrying value of the 2017 Convertible Notes	$594,792	$585,417

Equity component (including temporary equity) – net carrying value	$66,415	$66,415
The remaining unamortized debt discount, net of the hedge accounting adjustment from the previous sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of December 31, 2016, the remaining term of the 2017 Convertible Notes is 0.5 years. As of December 31, 2016, the if-converted value of the 2017 Convertible Notes was $1.18 billion.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Contractual coupon interest	$3,938	$3,938	$11,813	$11,813
Amortization of debt issuance costs	362	362	1,086	1,086
Amortization of debt discount, net	2,763	2,763	8,289	8,289
Total interest expense related to the 2017 Convertible Notes	$7,063	$7,063	$21,188	$21,188
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
2019 and 2021 Notes
As of December 31, 2016, the Company had $500.0 million principal amount of 2019 Notes and $500.0 million principal amount of 2021 Notes with maturity dates of March 15, 2019 and March 15, 2021 respectively. The 2019 and 2021 Notes were offered to the public at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 and 2021 Notes is payable semiannually on March 15 and September 15.

As of December 31, 2016, the remaining term of the 2019 and 2021 Notes are 2.2 years and 4.2 years, respectively.

The following table summarizes the carrying value of the 2019 and 2021 Notes as of December 31, 2016 and April 2, 2016:

(In thousands)	December 31, 2016	April 2, 2016
Principal amount of the 2019 Notes (discount is based on imputed interest rate of 2.236%)	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,169)	(1,560)
Unamortized debt issuance costs associated with the 2019 Notes	(740)	(996)
Principal amount of the 2021 Notes (discount is based on imputed interest rate of 3.115%)	500,000	500,000
Unamortized discount of the 2021 Notes	(2,233)	(2,605)
Unamortized debt issuance costs associated with the 2021 Notes	(1,016)	(1,200)
Total carrying value	$994,842	$993,639

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Contractual coupon interest	$6,406	$6,406	$19,219	$19,219
Amortization of debt issuance costs	146	146	439	439
Amortization of debt discount, net	257	251	764	745
Total interest expense related to the 2019 and 2021 Notes	$6,809	$6,803	$20,422	$20,403
Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 31, 2016, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

The previous $250.0 million senior unsecured revolving credit facility, which was entered on December 7, 2011, expired in December 2016.

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
Through December 31, 2016, the Company had used all of the $800.0 million authorized under the 2014 Repurchase Program and $209.8 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $790.2 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 31, 2016 and April 2, 2016.

During the first nine months of fiscal 2017, the Company repurchased 8.0 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of $414.0 million. During the first nine months of fiscal 2016, the Company repurchased 6.7 million shares of common stock in the open market for a total of $300.0 million.

Note 12.	Interest and Other Expense, Net
The components of interest and other expense, net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Interest income	$14,504	$12,640	$38,068	$28,739
Interest expense	(13,872)	(13,866)	(41,610)	(41,591)
Other expense, net	(1,024)	(3,827)	(2,588)	(11,941)
	$(392)	$(5,053)	$(6,130)	$(24,793)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	December 31, 2016	April 2, 2016
Accumulated unrealized losses on available-for-sale securities, net of tax	$(19,646)	$(1,260)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(1,973)	256
Accumulated cumulative translation adjustment, net of tax	(8,822)	(5,627)
Accumulated other comprehensive loss	$(30,441)	$(6,631)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $20.7 million and $50.8 million for the third quarter and the first nine months of fiscal 2017, respectively, representing an effective tax rate of 13% and 10%, respectively. The Company recorded tax provisions of $24.2 million and $61.2 million for the third quarter and the first nine months of fiscal 2016, respectively, representing an effective tax rate of 16% and 13%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of December 31, 2016, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $289 thousand in the third quarter of fiscal 2017 to $26.3 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $7.6 million as of December 31, 2016.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal 2011, U.S. state audits for years through fiscal 2010 and tax audits in Ireland for years through fiscal 2012.
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

As a result of the early adoption of new guidance on accounting for share-based payments, the Company recorded excess tax benefits of $1.2 million and $10.9 million for the third quarter and first nine months of fiscal 2017, respectively, in the condensed consolidated statement of income as a component of the provision for income taxes. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for more details regarding the adoption of the new guidance.

Note 15.	Commitments
Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through December 2025. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2017 (remaining three months)	$1,640
2018	5,591
2019	4,358
2020	3,311
2021	2,292
Thereafter	1,774
Total	$18,966
Aggregate future rental income to be received from owned property totaled $2.2 million as of December 31, 2016. Rent expense, net of rental income, under all operating leases was $1.3 million and $3.8 million for the three and nine months ended December 31, 2016, respectively. Rent expense, net of rental income, under all operating leases was $1.2 million and $3.3 million for the three and nine months ended January 2, 2016, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2017 and 2016.
Other commitments as of December 31, 2016 totaled $143.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 31, 2016, the Company had $55.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2017 and the end of fiscal 2016, the accrual balance of the product warranty liability was immaterial.

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

On October 6, 2016, a patent infringement lawsuit was filed by Marking Object Virtualization Intelligence, LLC (“MOVI”) against the Company in the U.S. District Court for the Eastern District of Texas (Marking Object Virtualization Intelligence, LLC v. Xilinx, Inc., Case No. 2:16-cv-01109-JRG).  The lawsuit pertained to two patents, and was dismissed with prejudice on January 9, 2017.

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
As of December 31, 2016 and April 2, 2016, the amount of goodwill and the gross and net amounts of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	December 31, 2016	April 2, 2016	Amortization Life
Goodwill	$161,287	$159,296
Core technology, gross	79,980	77,640	5.6 years
Less accumulated amortization	(75,348)	(71,472)
Core technology, net	4,632	6,168
Other intangibles, gross	46,766	46,606	2.6 years
Less accumulated amortization	(46,639)	(46,572)
Other intangibles, net	127	34
Total acquisition-related intangibles, gross	126,746	124,246
Less accumulated amortization	(121,987)	(118,044)
Total acquisition-related intangibles, net	$4,759	$6,202
Amortization expense for acquisition-related intangibles for the three and nine months ended December 31, 2016 was $1.5 million and $3.9 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of December 31, 2016, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2017 (remaining three months)	$1,184
2018	1,922
2019	561
2020	468
2021	468
Thereafter	156
Total	$4,759

Note 19.	Business Combination

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
On January 24, 2017, the Company’s Board of Directors declared a cash dividend of $0.33 per common share for the fourth quarter of fiscal 2017. The dividend is payable on February 23, 2017 to stockholders of record on February 8, 2017.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 2, 2016. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: third quarter and first nine months of fiscal 2017 compared to the third quarter and first nine months of fiscal 2016

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.4	31.5	30.0	30.2
Gross margin	69.6	68.5	70.0	69.8
Operating expenses:
Research and development	27.2	25.0	25.1	24.3
Selling, general and administrative	14.3	14.9	14.4	15.3
Amortization of acquisition-related intangibles	0.2	0.3	0.2	0.3
Total operating expenses	41.7	40.2	39.7	39.9
Operating income	27.9	28.3	30.3	29.9
Interest and other expense, net	0.1	0.9	0.4	1.5
Income before income taxes	27.8	27.4	29.9	28.4
Provision for income taxes	3.5	4.3	2.9	3.7
Net income	24.3%	23.1%	27.0%	24.7%

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

Net revenues of $585.7 million in the third quarter of fiscal 2017 represented a 3% increase from the comparable prior year period of $566.2 million. Net revenues from Advanced Products increased significantly in the third quarter of fiscal 2017 versus the comparable prior year period, but the declines from our Core Products partially offset the increase. No end customer accounted for more than 10% of our net revenues for the third quarter and the first nine months of fiscal 2017 and 2016.

For the first nine months of fiscal 2017, approximately 52% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 31, 2016, we had $71.4 million of deferred revenue and $17.8 million of deferred cost of revenues recognized as a net $53.6 million of deferred income on shipments to distributors. As of April 2, 2016, we had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Advanced Products	$273.1	30	$210.2	$782.6	48	$527.2
Core Products	312.6	(12)	356.0	957.3	(14)	1,115.6
Total net revenues	$585.7	3	$566.2	$1,739.9	6	$1,642.8

Net revenues from Advanced Products increased significantly in both the third quarter and the first nine months of fiscal 2017 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 28nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in both the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. For the third quarter of fiscal 2017, the decrease was largely due to the decline in sales of our Virtex-6, and Spartan-3 product families. For the first nine months of fiscal 2017, the decrease was primarily due to the decline in sales of our Spartan-3, Virtex-2 and Virtex-6 product families.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 31, 2016	% Change in Dollars	January 2, 2016	December 31, 2016	% Change in Dollars	January 2, 2016
Communications & Data Center	44%	4	43%	43%	11	41%
Industrial, Aerospace & Defense	41	5	41	40	2	42
Broadcast, Consumer & Automotive	15	(2)	16	17	2	17
Total net revenues	100%	3	100%	100%	6	100%

Net revenues from Communications & Data Center increased, in terms of absolute dollars, for the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The increases for both periods were driven by higher sales from wireless, primarily in China and India. For the third quarter of fiscal 2017, the increase was partially offset by a decline in sales to wireline, primarily in the North American region.

Net revenues from Industrial, Aerospace & Defense increased, in terms of absolute dollars, for the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The increases for both periods were primarily due to higher sales from aerospace & defense and test & measurement, particularly in the North American region. These increases were partially offset by a decline in sales from industrial, scientific & medical in Japan for the third quarter of fiscal 2017, and across all geographic regions for the first nine months of fiscal 2017.

Net revenues from Broadcast, Consumer & Automotive decreased slightly, in terms of absolute dollars, for the third quarter of fiscal 2017, and increased slightly for the first nine months of fiscal 2017 from the comparable prior year periods. The slight decline for the third quarter of fiscal 2017 was mainly due to lower sales from consumer and automotive, particularly in the European region, partially offset by higher sales from audio, video and broadcast. For the first nine months of fiscal 2017, the slight increase, in terms of absolute dollars, was driven by higher sales from all sub-segments within the Broadcast, Consumer & Automotive end market.
Net Revenues by Geography
Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
North America	$175.2	(3)	$181.2	$549.8	4	$526.5
Asia Pacific	250.0	9	229.6	702.0	10	637.7
Europe	112.0	13	98.7	338.5	10	307.9
Japan	48.5	(14)	56.7	149.6	(12)	170.7
Total net revenues	$585.7	3	$566.2	$1,739.9	6	$1,642.8

Net revenues in North America decreased in the third quarter of fiscal 2017, but increased in the first nine months of fiscal 2017, from the comparable prior year periods. The decrease in the third quarter of fiscal 2017 was primarily due to lower sales from wireline, but partially offset by increases in test & measurement and aerospace & defense. The increase in the first nine months of fiscal 2017 was largely driven by higher sales from test & measurement and aerospace & defense, which more than offset the decline in sales from industrial, scientific & medical.

Net revenues in Asia Pacific increased in both the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The increases were primarily due to higher sales from wireless communications, primarily in China and India, but partially offset by a decline in sales from industrial, scientific & medical.

Net revenues in Europe increased in both the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The increase in the third quarter of fiscal 2017 was largely driven by higher sales from aerospace & defense, but partially offset by lower sales from automotive. For the first nine months of fiscal 2017, the increase in revenues was primarily due to higher sales from test & measurement, but partially offset by a decrease in sales from industrial, scientific & medical.

Net revenues in Japan decreased in both the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The decreases for both periods were primarily driven by lower sales in industrial, scientific & medical, which more than offset an increase in wireless.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Gross margin	$407.5	5	$387.7	$1,217.5	6	$1,146.7
Percentage of net revenues	69.6%		68.5%	70.0%		69.8%

Gross margin was higher by 1.1 and 0.2 percentage points in the third quarter and the first nine months of fiscal 2017, respectively. Higher gross margin in both periods was driven primarily by product cost reductions, and to a lesser extent by lower inventory reserve.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in "Item 1A. Risk Factors" included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies, and improve average selling price management. Advanced Products generally have lower gross margins than Core Products as they are in the early stages of their product life cycle and have higher unit costs associated with relatively lower volumes and early manufacturing maturity.

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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Research and development	$159.2	13	$141.4	$437.2	10	$398.2
Percentage of net revenues	27%		25%	25%		24%

R&D spending increased $17.8 million, or 13%, for the third quarter of fiscal 2017 from the comparable prior year period. For the first nine months of fiscal 2017, R&D spending increased $39.0 million, or 10%, from the comparable prior year period. The increases for both periods were primarily attributable to increased tape-out expenses as well as an increase in headcount and employee compensation (including stock-based compensation) required to support our next generation product development.

In fiscal 2017, we have increased investment in R&D to further extend our leadership in a competitive market. This increased spending has largely be in the areas of mask spending on the 16nm product roll out, the expansion of the 16nm portfolio, early investment on the 7nm development and the expansion of our cost-optimized product families.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Selling, general and administrative	$83.8	(1)	$84.5	$250.4	—	$251.4
Percentage of net revenues	14%		15%	14%		15%

SG&A expenses were slightly lower during the third quarter of fiscal 2017, but were relatively flat during the first nine months of fiscal 2017, as compared to the comparable prior year periods. The decrease for the third quarter of fiscal 2017 was primarily due to the fact that this was a 13 week quarter, compared to the 14 week third quarter of fiscal 2016. The decrease in spending due to having 1 week shorter period in the third quarter of fiscal 2017 more than offset the impact of higher employee compensations due to increased headcount when compared with the third quarter of fiscal 2016.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Amortization of acquisition-related intangibles	$1.5	(18)	$1.8	$3.9	(26)	$5.3
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the third quarter and the first nine months of fiscal 2017 decreased from the comparable prior year periods as certain intangibles were fully amortized by fiscal 2017.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Stock-based compensation included in:
Cost of revenues	$1.9	(9)	2.2	$6.0	2	$5.9
Research and development	17.2	1	16.9	48.8	10	44.6
Selling, general and administrative	11.8	(5)	12.4	35.3	4	34.0
	$30.9	(2)	$31.5	$90.1	7	$84.5

Stock-based compensation expense for the third quarter of fiscal 2017 decreased as compared to the prior year period primarily because our fiscal 2016 period was a 14-week period compared to a 13-week period in fiscal 2017, which more than offset the impact of higher fair value of restricted stock units granted in recent quarters. The increase in stock-based compensation expense for the first nine months of fiscal 2017 as compared to the prior year period was primarily related to higher expenses associated with restricted stock units granted in the recent quarters, since more restricted stock units were granted and at a higher fair value. The increase was partially offset by the impact of the additional week in the fiscal 2016.

Interest and Other Expense, Net

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Interest and other expense, net	$0.4	(92)	$5.1	$6.1	(75)	$24.8
Percentage of net revenues	—%		1%	—%		2%

Our net interest and other expense decreased in both the third quarter and the first nine months of fiscal 2017 from the comparable prior year periods. The decreases were primarily due to higher interest income from the investment portfolio, and to a lesser extent lower losses related to foreign-exchange transactions.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 31, 2016	% Change	January 2, 2016	December 31, 2016	% Change	January 2, 2016
Provision for income taxes	$20.7	(14)	$24.2	$50.8	(17)	$61.2
Percentage of net revenues	4%		4%	3%		4%
Effective tax rate	13%		16%	10%		13%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the third quarter of fiscal 2017 from the comparable prior year period was primarily due to a change in the third quarter of fiscal 2016 in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. The decrease in the effective tax rate was partially offset by the reinstatement of the U.S. federal research tax credit during the third quarter of fiscal 2016. Both periods include a U.S. federal research tax credit. However, the credit reported in fiscal 2016 was larger than the credit in fiscal 2017 as it included a catch up for the fourth quarter of fiscal 2015.

The decrease in the effective tax rate in the first nine months of fiscal 2017 from the comparable prior year period was due to fiscal 2017 benefits from the adoption of new accounting guidance with respect to share-based payment accounting and the release of reserves for uncertain tax positions.

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

The combination of cash, cash equivalents as well as short-term and long-term investments as of December 31, 2016 and April 2, 2016 totaled $3.44 billion and $3.56 billion, respectively. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $3.25 billion and working capital of $2.91 billion. As of April 2, 2016, cash, cash equivalents and short-term investments were $3.34 billion and working capital was $2.97 billion.

As of December 31, 2016, we had $2.68 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.17 billion of the $2.68 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of December 31, 2016. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first nine months of fiscal 2017, our operations generated net positive cash flow of $627.8 million, which was $8.3 million higher than the $619.5 million generated during the first nine months of fiscal 2016. The net cash provided by operations during the first nine months of fiscal 2017 was primarily from net income as adjusted for non-cash related items, increases in accounts payable and other accrued liabilities. These items were partially offset by an increase in accounts receivable, inventories, prepaid expenses and other assets and a decrease in income taxes payable. Accounts receivable increased by $33.4 million and days sales outstanding slightly increased to 53 days at December 31, 2016 from 52 days at April 2, 2016 primarily due to timing of shipments and collections. Our inventory levels as of December 31, 2016 were $27.3 million higher at $205.9 million compared to $178.6 million at April 2, 2016, and combined inventory days at Xilinx and distribution increased to 117 days at December 31, 2016 from 109 days at April 2, 2016.

Investing Activities —Net cash provided by investing activities was $362.6 million during the first nine months of fiscal 2017, as compared to net cash used in investing activities of $95.4 million in the first nine months of fiscal 2016. Net cash provided by investing activities during the first nine months of fiscal 2017 consisted primarily of $435.2 million of net proceeds from sale and maturity of available-for-sale securities, which was partially offset by $51.8 million net cash used in for purchases of property, plant and equipment and $20.8 million used in other investing activities.

Financing Activities —Net cash used in financing activities was $654.7 million in the first nine months of fiscal 2017, as compared to $518.4 million in the first nine months of fiscal 2016. Net cash used in financing activities during the first nine months of fiscal 2017 consisted of $414.0 million cash payment to repurchase common stock and $250.7 million dividend payments to stockholders, which were partially offset by $10.7 million of net proceeds from issuance of common stock under employee stock plans.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through December 2025. See "Note 15. Commitments" to our condensed consolidated financial statements, included in "Part I. Financial Information," for a schedule of our operating lease commitments as of December 31, 2016 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 31, 2016, we had $143.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 31, 2016, we also had $55.7 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

As of December 31, 2016, we had $600.0 million of 2017 Convertible Notes outstanding. The 2017 Convertible Notes require payment of interest semiannually on June 15 and December 15 of each year. As of December 31, 2016, the 2017 Convertible Notes are convertible at the option of the holders. We received conversion notices for an aggregate of $142 million in principal amount of the 2017 Convertible Notes during the third quarter of fiscal year 2017. Settlements of these conversion requests are expected to be completed in the fourth quarter of fiscal year 2017 based on a 30 trading-day observation period subsequent to the receipt of the conversion notices. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of December 31, 2016. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of December 31, 2016, $5.8 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $400.0 million revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, entered into in December 2016 (expiring in December 2021). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

During the first nine months of fiscal 2017, we repurchased 8.0 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of $414.0 million. During the first nine months of fiscal 2016, we repurchased 6.7 million shares of common stock in the open market for a total of $300.0 million. On October 19, 2016, we announced our plan to utilize the $1.00 billion repurchase authorization under the 2016 Repurchase Program over the next several quarters. As of December 31, 2016, we have $790.2 million left available for future purchase. During the first nine months of fiscal 2017, we paid $250.7 million in cash dividends to stockholders, representing $0.99 per common share. During the first nine months of fiscal 2016, we paid $240.1 million in cash dividends to stockholders, representing $0.93 per common share. On January 24, 2017, our Board of Directors declared a cash dividend of $0.33 per common share for the fourth quarter of fiscal 2017. The dividend is payable on February 23, 2017 to stockholders of record on February 8, 2017. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, the risk factors discussed in "Item 1A. Risk Factors" included in Part II of this Form 10-Q and below could affect our cash positions adversely.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.01 billion as of December 31, 2016. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2016 would have affected the fair value of our investment portfolio by approximately $60.0 million.

Credit Market Risk

The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in "Part 1. Financial Information."

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 31, 2016 and April 2, 2016, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	December 31, 2016	April 2, 2016
Singapore Dollar	$21.5	$27.0
Euro	18.5	19.1
Indian Rupee	34.6	23.3
British Pound	8.4	10.7
Japanese Yen	3.8	3.4
	$86.8	$83.5

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2018. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 31, 2016 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 31, 2016 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding our legal proceedings, see "Note 17. Contingencies" to our condensed consolidated financial statements, included in "Item 1. Financial Statements", which is incorporated herein by reference.

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

Resale of product through Avnet accounted for 43% of our worldwide net revenues in the first nine months of fiscal 2017 and as of December 31, 2016, Avnet accounted for 60% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. While on March 24, 2016 the U.S. Department of Commerce announced a temporary relief from the sanction until June 30, 2016, which relief has been extended until February 27, 2017, the announced restrictions could cause a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations, including instability and uncertainty as a result of Brexit, could have a material adverse effect on our business.

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

We rely in part on various IT systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach. Our IT systems are also linked to the IT systems of customers, suppliers, and distribution partners and those links provide critical information we use to manage our operations, including information used for financial reporting. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as that of our IT systems. For example, in early April 2016, one of our key distribution partners began implementing a new information system in North

America, and if it had not successfully completed that implementation, our ability to record and report financial and management information on a timely and accurate basis could have been compromised.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT) in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Item 3. Legal Proceedings," included in Part I of our Form 10-K for the year ended April 2, 2016, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

As of December 31, 2016 we had 2.00 billion authorized common shares, of which 248.8 million shares were outstanding. In addition, 29.0 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan, 20.8 million common shares were reserved for issuance upon conversion or repurchase of the 2017 Convertible Notes and 20.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or repurchase of convertible debentures using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of December 31, 2016 was $1.60 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $600.0 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

On November 17, 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock. On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures. The 2014 and 2016 Repurchase Program has no stated expiration date. Through December 31, 2016, the Company had used all of the $800.0 million authorized under the 2014 Repurchase Program and $209.8 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $790.2 million available for future purchases.

The following table summarizes our repurchase of our common stock during the third quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
October 2, 2016 to November 5, 2016	278	$49.86	278	$990,195
November 6, 2016 to December 2, 2016	2,759	$55.10	2,759	$838,207
December 3, 2016 to December 31, 2016	871	$55.10	871	$790,195
Total for the Quarter	3,908		3,908

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 26, 2017	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)