Form 10-K
period 2017-04-01
XILINX INC
filed 2017-05-15
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 1, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on October 1, 2016 as reported on the NASDAQ Global Select Market was approximately $10,876,652,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 21, 2017, the registrant had approximately 248,050,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 9, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended April 1, 2017

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

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three-dimensional ICs (3D ICs);

•	software design tools to program the PLDs;

•	software development environments and embedded platforms;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which consist of a combination of FPGAs, transceivers and a wide memory interface in a single package to exceed the capacity and bandwidth of monolithic devices. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in sub-segments such as wireline and data center, wireless, aerospace and defense, test and measurement, industrial, scientific and medical, automotive, audio, video and broadcast and consumer.

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

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications & Data Center	Wireless	• 3G/4G/5G Base Stations
• Wireless Backhaul

	Wireline and Data Center	• Enterprise Routers and Switches
• Metro Optical Networks
• Data Centers
• High Performance Computing

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Machine Vision
• Augmented Reality

	Test and Measurement	• Semiconductor Test and Measurement Equipment
• ASIC Emulation and Prototyping

	Aerospace and Defense	• Secure Communications
• Avionics
• Electronic Warfare and Surveillance

Broadcast, Consumer &	Consumer	• Digital Televisions
Automotive		• Multifunction Printers

	Automotive	• Driver Assistance Systems
• Driver Information Systems
• Infotainment Systems

	Audio, Video and Broadcast	• Post Production Equipment
• Broadcast Cameras

Strategy and Competition

Our strategy for growth is the displacement of ASICs and ASSPs in the development of next generation electronic systems. The costs and risks associated with application-specific devices can only be justified for high-volume or highly-specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements - cost, power, performance and density - in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP engineering costs and increased economic and development risk.

With every new generation of FPGAs, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products.

Our PLDs compete in the logic IC industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we traditionally have not participated in competing markets. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

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

Product Families

PLDs	Date Introduced
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Zynq-7000	March 2011
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Virtex-6	February 2009
Spartan-6	February 2009
Virtex-5	May 2006

See information under the caption "Results of Operations - Net Revenues" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues from our product families. See also "Note 15. Segment Information" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for information regarding segments.

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

•
The Zynq UltraScale+ product family represents the Company's second generation Programmable SoC family. This new family combines seven user programmable processors cores including a 64-bit quad-core ARM Cortex A53 Application Processing Unit, a 32-bit dual-core ARM Cortex R5 Real Time Processing Unit, and an ARM Mali 400 Graphics Processing Unit. These devices enable the development of next generation embedded vision, automotive, industrial Internet of things (IoT) and communication systems by providing significant increases in system level performance/watt and any-to-any connectivity with the security and safety required for next generation systems.

•
Kintex UltraScale+ devices provide a strong price/performance watt balance in a FinFET node, delivering a very cost-effective solution for high-end capabilities including transceiver and memory interface line rates, as well as 100G connectivity cores. These devices are ideal for both packet processing and DSP-intensive functions, and are well suited for applications ranging from wireless technology to high-speed wired networking and data center.

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

•
Spartan-7 FPGAs offer the best performance and power consumption in their class, along with small form factor packaging to meet the most stringent requirements. These devices are ideally suited for industrial, consumer, and automotive applications including any-to-any connectivity, sensor fusion, and embedded vision.

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

Other Product Families

Prior generation Virtex families include Virtex-5, Virtex-4, Virtex-II Pro, Virtex-II and the original Virtex family. Spartan family FPGAs include Spartan-3 FPGAs, the Spartan-3E family and the Spartan-3A family. Prior generation Spartan families include Spartan-IIE, Spartan-II, Spartan XL and the original Spartan family.

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

In early 2015, Xilinx also introduced the SDx development environment, which has significantly expanded the Xilinx user base to include the broad community of systems and software engineers in both existing and new markets. This innovative development environment also enables end user and third party platform developers to rapidly define, integrate and verify system level solutions and provide their end customers with a customized programming environment. The SDx family includes the SDNet environment, which enables the easy creation of high-performance packet processing systems with high level user defined specifications and compilation to highly optimized FPGAs; the SDAccel environment for OpenCL, C and C++ software designers focusing on data center acceleration applications; and the SDSoC environment for All Programmable SoCs and MPSoCs.

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

In May of 2016, Xilinx led the formation of the very broad Cache Coherent Interconnect Acceleration (CCIX) consortium with the singular goal of bringing a high performance, open acceleration framework to the data center market. As of March of 2017, this consortium had approximately 30 members, ranging from silicon providers to a rich ecosystem of partners including design, verification, software and system vendors.

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

We believe technical leadership and innovation are essential to our future success, and we continue to invest in our technology. In fiscal 2017, 2016 and 2015, our R&D expenses were $601.4 million, $533.9 million and $525.7 million, respectively.

Sales and Distribution

We sell our products to OEMs, EMS and to electronic components distributors who resell these products to OEMs and EMS.

We use a dedicated global sales and marketing organization, and to a lesser extent, independent sales representatives, to generate sales. In general, we focus our direct demand creation efforts on a limited number of key accounts. Distributors and independent sales representatives create demand within the balance of our customer base in defined territories. Distributors also provide inventory, value-added services and logistics for a wide range of our OEM customers.

Whether Xilinx, the distributor, or the independent sales representative identifies the sales opportunity, a local distributor will process and fulfill the majority of all customer orders. In such situations, distributors are the sellers of the products and as such they bear most legal and financial risks generally related to the sale of commercial goods, including such risks as credit loss, inventory shrinkage, theft and foreign currency fluctuations, but excluding certain indemnity and warranty liabilities.

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

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of April 1, 2017 and April 2, 2016, Avnet accounted for 59% and 75%, respectively, of our total net accounts receivable. Resale of product through Avnet accounted for 44%, 50% and 43% of our worldwide net revenues in fiscal 2017, 2016 and 2015, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 15. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2017, 2016 or 2015.

Backlog

As of April 1, 2017, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $356.0 million, compared to $289.0 million as of April 2, 2016. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

Sort, Assembly and Test

Wafers are sorted by the foundry or independent sort subcontractors. Sorted die are assembled by subcontractors. During the assembly process, the wafers are separated into individual die, which are then assembled into various package types. Following assembly, the packaged units are generally tested by independent test subcontractors or by Xilinx personnel. We purchase most of our assembly services from Siliconware Precision Industries Ltd. and most of our test services from King Yuan Electronics Company in Taiwan.

Quality Certification

Xilinx has achieved and currently maintains quality management system certification to TL9000/ISO9001 for our facilities in San Jose, California; Longmont, Colorado; Singapore; and Hyderabad, India. In addition, Xilinx achieved and currently maintains ISO 14001 and OHSAS 18001 environmental health and safety management system certifications in the San Jose and Singapore locations.

Intellectual Property and Licenses

While our various proprietary intellectual property rights (including patents, copyrights, trade secrets, and trademarks) are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 1, 2017, we held over 4,000 issued patents, which vary in duration, and over 500 pending patent applications relating to our proprietary technology in various jurisdictions around the world. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We licensed portions of our patent portfolio to certain external parties and obtained patent licenses from certain third-parties as well.

We have acquired various licenses from third parties to certain technologies that are implemented in IP cores or embedded in our devices, such as processors. These licenses support our continuing ability to make and sell our products. We have also acquired various licenses to certain third-party proprietary software, open-source software, and related technologies, such as compilers, for our design tools.  Continued use of such software and technology is important to the operation of the design tools upon which customers depend.

We maintain the Xilinx trade name and trademarks, including the following trademarks that are registered in the U.S. and other countries: Xilinx, the Xilinx logo, Artix, CoolRunner, ISE, Kintex, Spartan, Virtex, Vivado, and Zynq. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

We intend to continue to protect our intellectual property vigorously. We believe that failure to enforce our intellectual property rights or failure to protect our trade secrets effectively could have an adverse effect on our financial condition and results of operations. We incurred, and in the future we may continue to incur, litigation expenses to defend against claims of infringement and to enforce our intellectual property rights against third parties. However, any such litigation may or may not be successful.

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

Environment

We continually monitor regulatory requirement and resource trends in order to identify, manage and control activities that have an environmental impact. We focus on the conservations of energy and natural resource, reducing the solid and chemical waste of our operations, avoiding and preventing pollution and minimizing our overall environmental impact with regards to the communities around us and consistent with global climate change efforts.

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

Workplace

We provide a safe and healthy work environment for all employees. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.  The Xilinx Code of Social Responsibility outlines standards to ensure that working conditions at Xilinx are safe and that workers are treated with respect, fairness and dignity.

Employees

As of April 1, 2017, we had 3,831 employees compared to 3,458 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 15, 2017 is set forth below:

Name	Age	Position
Moshe N. Gavrielov	62	President and Chief Executive Officer (CEO)
Lorenzo A. Flores	52	Senior Vice President and Chief Financial Officer (CFO)
Steven L. Glaser	55	Senior Vice President, Corporate Strategy and Marketing
Scott R. Hover-Smoot	62	Senior Vice President, General Counsel and Secretary
Victor Peng	57	Chief Operating Officer
Krishna Rangasayee	48	Executive Vice President of Global Sales
Vincent L. Tong	55	Executive Vice President, Global Operations and Quality

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

Lorenzo A. Flores joined the Company in September 2008 and currently serves as Senior Vice President and CFO, a position he has held since May 2016. From July 2012 to May 2016, Mr. Flores served as Corporate Vice President of Finance and Corporate Controller.  From September 2008 to June 2012 he served as Vice President of Finance and Corporate Controller.  Prior to joining the Company, Mr. Flores was Assistant Vice President of Financial Planning and Analysis at Cognizant Technology Solutions, served as CFO of a venture funded startup, and spent ten years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Controller, Intel Architecture CPUs and Controller, Telecommunications and Embedded Group.

Steven L. Glaser joined the Company in January 2011 and currently serves as Senior Vice President, Corporate Strategy and Marketing, a position he has held since April 2012. From January 2011 to April 2012, he served as Corporate Vice President, Strategic Planning.  Prior to joining the Company, Mr. Glaser held various senior positions in Cadence Design Systems between April 2005 and January 2011, including Corporate Vice President of Strategic Development and Corporate Vice President of Marketing for the Verification Division.  From June 2003 to April 2005, he served as Senior Vice President of Marketing at Verisity Ltd.   Prior to that, Mr. Glaser held various senior business and technical positions at companies in the semiconductor and electronic design automation industries.

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

Victor Peng joined the Company in April 2008 and currently serves as Chief Operating Officer, a position he has held since April 2017. From July 2014 to April 2017, he served as Executive Vice President and General Manager of Products. From May 2013 through April 2014, Mr. Peng served as Senior Vice President and General Manager of the Programmable Platforms Group. From May 2012 through April 2013, he served as Senior Vice President of the Programmable Platforms Group. From November 2008 through April 2012, he served as Senior Vice President of the Programmable Platforms Development Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.

Krishna Rangasayee joined the Company in July 1999 and currently serves as Executive Vice President of Global Sales, a position he has held since April 2017.  From January 2015 to April 2017, Mr. Rangasayee served as Senior Vice President and General Manager, Global Sales and Markets.  From October 2013 to January 2015, he served as Senior Vice President and General Manager, Market Segments and Communications Business Unit.  From April 2012 to October 2013, he served as Senior Vice President and General Manager, Communications Business Unit.  Prior to that, he served in a number of key roles, including as Corporate Vice President and General Manager, Communications Unit, Vice President of Strategic Planning and Senior Director of Vertical Markets and Partnerships. Prior to joining Xilinx, Mr. Rangasayee held various positions at Altera, a provider of programmable logic solutions, and Cypress Semiconductor, a semiconductor company.

Vincent L. Tong joined the Company in May 1990 and currently serves as Executive Vice President, Global Operations & Quality, a position he has held since May 2016. From January 2015 to May 2016, Mr. Tong served as Senior Vice President, Global Operations and Quality. He also has served as Executive Leader, Asia Pacific since October 2011.  Mr. Tong previously served as Senior Vice President, Worldwide Quality and New Product Introductions from June 2008 to January 2015.  He has also served as Vice President, Worldwide Quality and Reliability from August 2006 to June 2008 and prior to that as Vice President of Product Technology from May 2001 to July 2006.  Prior to joining the Company, Mr. Tong served in a variety of engineering and management positions at Monolithic Memories, a producer of logic devices, and AMD. He holds seven U.S. patents.

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

Additional information required by this Item 1 is incorporated by reference to the section captioned "Net Revenues - Net Revenues by Geography" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Note

15. Segment Information" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

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

Most of our wafers are manufactured in Taiwan by UMC and, for our newest products, by TSMC. In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between us and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on UMC, TSMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.

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

General negative economic conditions and any related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

As a result of the 2008 global financial crisis, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations in some parts of fiscal 2012 and fiscal 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition to this, other factors may affect our end customers' demand for our products, including, but not limited to, end customer program delays and the ability of end customers to secure other complementary products. We also are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

If we are not able to compete successfully in our industry, our financial results and future prospects will be adversely affected.

Our PLDs compete in the IC industry, an industry that is intensely competitive, continues to consolidate, and is characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Intel, Lattice and Microsemi, and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:

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

We depend on distributors, primarily Avnet, to generate a significant portion of our sales and complete order fulfillment.

Resale of product through Avnet accounted for 44% of our worldwide net revenues in fiscal 2017 and as of April 1, 2017, Avnet accounted for 59% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Our international operations have grown because we have established certain operations and administrative functions outside the U.S. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive over one-half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan. Past economic weaknesses in these markets adversely affected revenues. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact to our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets including as a result of the United Kingdom referendum on June 23, 2016, in which voters approved an exit from the European Union (commonly referred to as "Brexit") may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation (ZTE) to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. Although interim relief was provided until the U.S. Department of Commerce and ZTE reached a settlement effective on March 29, 2017, which removed ZTE from the "Entity List," had ZTE not been removed, the restrictions could have caused a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs of natural resources. Moreover, our financial condition and results of operations could be affected in the event of political conflicts or economic crises in countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. Adverse change to the circumstances or conditions of our international business operations, including instability and uncertainty as a result of Brexit, could have a material adverse effect on our business.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructurings which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT) in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Item 3. Legal Proceedings" included in Part I of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

Our FPGAs and related technologies are subject to EAR, which are administered by the U.S. Department of Commerce. In addition, we may, from time to time, receive technical data from third parties that is subject to the ITAR, which are administered by the U.S. Department of State. EAR and ITAR govern the export and re-export of these FPGAs, the transfer of related technologies, whether in the U.S. or abroad, and the provision of services. We are required to maintain an internal compliance program and security infrastructure to meet EAR and ITAR requirements.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period.  Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. Notably, the current U.S. administration and certain members of Congress have made public statements indicating that corporate tax reform is a priority. Changes to U.S. tax laws could materially affect the tax treatment of our domestic and foreign earnings.

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

Our 2.625% Senior Convertible Debenture (2017 Convertible Notes) mature on June 15, 2017, which could have a material effect on our liquidity.

The 2017 Convertible Notes have conditional conversion features which were triggered in fiscal 2013 and entitled holders of the 2017 Convertible Notes to convert the 2017 Convertible Notes at any time during specified periods at their option. As a result of this, we were required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2017 Convertible Notes as a current rather than long-term liability. In addition, we were required to increase the number of shares used in our net income per share calculations to reflect the potentially dilutive impact of the conversion.

During fiscal 2017, we received conversion requests from certain holders of the 2017 Convertible Notes and paid cash of $142.1 million. The remaining balance of the 2017 Convertible Notes of $457.9 million will mature on June 15, 2017. At maturity, we will be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

Considerable amounts of our common shares are available for issuance under our equity incentive plans and 2017 Convertible Notes, and significant issuances in the future may adversely impact the market price of our common shares.

As of April 1, 2017 we had 2.00 billion authorized common shares, of which 248.0 million shares were outstanding. In addition, 27.8 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan (ESPP), 15.9 million common shares were reserved for issuance upon conversion or maturity of the 2017 Convertible Notes and 20.8 million common shares were reserved for issuance upon exercise of warrants. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans or the conversion or maturity of convertible debenture using common shares, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of April 1, 2017 was $1.46 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $457.9 million in aggregate principal amount of our 2017 Convertible Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

The call options and warrant transactions related to our 2017 Convertible Notes may affect the value of the debenture and our common stock.

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

As the hedge counterparties and their respective affiliates modify hedge positions, they may enter or unwind various derivatives with respect to our common stock and/or purchase or sell our common stock in secondary market transactions. This activity also could affect the market price of our common stock and/or debenture, which could affect the ability of the holders of the debenture to convert and the number of shares and value of the consideration that will be received by the holders of the debenture upon conversion.

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

We lease office facilities for our engineering design centers in Hyderabad, India; Albuquerque, New Mexico; Edinburgh, Scotland; Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Cork, Ireland and Gothenberg, Sweden. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Detroit, Nashua, Raleigh, San Diego as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Nanjing, Osaka, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi'an.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our legal proceedings, see "Note 16. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data", which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol XLNX. As of May 4, 2017, there were approximately 500 stockholders of record. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by us to be approximately 175,000.
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the NASDAQ Global Select Market:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$47.45	$42.92	$48.33	$41.85
Second Quarter	54.46	45.48	44.16	38.78
Third Quarter	61.24	49.61	50.24	40.66
Fourth Quarter	60.32	57.37	50.27	41.91
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2017	Fiscal 2016
First Quarter	$0.33	$0.31
Second Quarter	0.33	0.31
Third Quarter	0.33	0.31
Fourth Quarter	0.33	0.31
On April 25, 2017, our Board of Directors declared a cash dividend of $0.35 per common share for the first quarter of fiscal 2018. The dividend is payable on June 1, 2017 to stockholders of record as of May 16, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(In thousands, except per share amounts)
Period
January 1, 2017 to February 4, 2017	428	$58.36	428	$765,201
February 5, 2017 to March 4, 2017	608	$58.47	608	$729,667
March 5, 2017 to April 1, 2017	813	$58.47	813	$682,133
Total for Quarter	1,849	$58.45	1,849

(1) In November 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock (2014 Repurchase Program). In May 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2014 and 2016 Repurchase

Programs have no stated expiration date. Through April 1, 2017, the Company had used all of the $800.0 million authorized under the 2014 Repurchase Program and $317.9 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving a balance of $682.1 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 1, 2017 and April 2, 2016.

See "Note 13. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 30, 2012, the last trading day before our fiscal 2012, to March 31, 2017, the last trading day of our fiscal 2017. The graph and table assume that $100 was invested on March 30, 2012 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/30/12	03/28/13	03/28/14	03/27/15	04/01/16	03/31/17
Xilinx, Inc.	100.00	107.37	154.97	125.16	144.76	180.65
S&P 500 Index	100.00	113.96	137.77	156.00	160.35	186.71
S&P 500 Semiconductors Index	100.00	90.39	116.32	147.23	151.03	207.24

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended April 1, 2017
(In thousands, except per share amounts)

	April 1, 2017	April 2, 2016	March 28, 2015 (1)	March 29, 2014 (2)	March 30, 2013
Net revenues	$2,349,330	$2,213,881	$2,377,344	$2,382,531	$2,168,652
Operating income	699,394	669,881	755,078	748,927	580,732
Income before income taxes	691,080	636,825	740,076	709,526	547,006
Provision for income taxes	68,568	85,958	91,860	79,138	59,470
Net income	622,512	550,867	648,216	630,388	487,536

Net income per common share:
Basic	$2.47	$2.14	$2.44	$2.37	$1.86
Diluted	$2.32	$2.05	$2.35	$2.19	$1.79
Shares used in per share calculations:
Basic	252,301	257,184	265,480	266,431	261,652
Diluted	268,813	268,667	276,123	287,396	272,573
Cash dividends per common share	$1.32	$1.24	$1.16	$1.00	$0.88

(1)	Fiscal 2015 consolidated statement of income data included restructuring charges of $24,491.

(2)	Fiscal 2014 consolidated statement of income data included litigation charges of $9,410 and loss on extinguishment of convertible debentures of $9,848.
Consolidated Balance Sheet Data
Five years ended April 1, 2017
(In thousands)

	2017	2016 (3)	2015 (3)	2014 (3)	2013 (3)
Working capital	$2,982,920	$2,972,261	$2,971,259	$2,077,488	$1,909,180
Total assets	4,740,532	4,819,269	4,892,146	5,029,176	4,718,055
Long-term debt	995,247	993,639	992,058	990,281	911,271
Other long-term liabilities	339,050	278,446	304,479	266,438	456,701
Stockholders' equity	2,507,633	2,589,893	2,611,594	2,752,682	2,963,296

(3)
Fiscal 2013-2016 Consolidated Balance Sheet Data have been restated as a result of the adoption of authoritative guidance issued in April 2015 that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt. See "Note 2. Summary of Significant Accounting Policies and Concentration of Risk" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for information regarding this.

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

Nature of Operations

We design and develop programmable devices and associated technologies, including ICs in the form of PLDs, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and programmable SoCs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as Communication & Data Center, Industrial, Aerospace & Defense, and Broadcast, Consumer & Automotive. We sell our products globally through independent domestic and foreign distributors and through direct sales to OEMs by selected independent sales representative firms and by a direct sales management organization.

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

Valuation of Marketable Securities

Our short-term and long-term investments include marketable debt securities. As of April 1, 2017, we had marketable debt securities with a fair value of $3.07 billion.

We determine the fair values for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2017, 2016 or 2015.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers. For fiscal 2017, approximately 52% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of April 1, 2017, we had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. As of April 2, 2016, we had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services were less than 5% of net revenues for all of the periods presented.

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

Long-lived assets such as property, plant and equipment are considered non-financial assets, and are only measured at fair value when indicators of impairment exist.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2017, there was no impairment of goodwill in fiscal 2017. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2018. To date, no impairment indicators have been identified.

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

We perform a two-step approach to recognize and measure uncertain tax positions relating to accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being ultimately realized. See "Note 14. Income Taxes" to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	30.1	30.3	29.8
Gross margin	69.9	69.7	70.2
Operating expenses:
Research and development	25.6	24.1	22.1
Selling, general and administrative	14.3	15.0	14.9
Amortization of acquisition-related intangibles	0.2	0.3	0.4
Restructuring charges	—	—	1.0
Total operating expenses	40.1	39.4	38.4
Operating income	29.8	30.3	31.8
Interest and other expense, net	0.4	1.5	0.6
Income before income taxes	29.4	28.8	31.2
Provision for income taxes	2.9	3.9	3.9
Net income	26.5%	24.9%	27.3%

Net Revenues

(In millions)	2017	Change	2016	Change	2015
Net revenues	$2,349.3	6%	$2,213.9	(7)%	$2,377.3

Net revenues in fiscal 2017 were $2.35 billion, an increase of 6% as compared to fiscal 2016. Advanced Products revenues increased 45% in fiscal 2017 but were partially offset by declines from our Core Products. The increase in Advanced Products was due to higher Advanced Products sales across all end markets, especially in Communications & Data Center and Industrial, Aerospace & Defense. Net revenues in fiscal 2016 were $2.21 billion, a decrease of 7% as compared to fiscal 2015. Advanced Products revenues increased 27% in fiscal 2016 but were offset by declines from our Core Products. The increase in Advanced Products was due to higher sales across all end markets, especially in Industrial, Aerospace & Defense and Communications & Data Center. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

No end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products to global manufacturers of electronic products in end markets such as Communication & Data Center, Industrial, Aerospace & Defense, and Broadcast, Consumer & Automotive. The vast majority of our net revenues are generated from sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products are our most recent product offerings and include the UltraScale+, UltraScale and 7-series product families.

•	Core Products are all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally. Specifically, we have grouped the products manufactured at the 28nm, 20nm and 16nm nodes into a category named Advanced Products while all other products are included in a category named Core Products. The amounts for the prior periods presented have been reclassified to conform to the new categorization.

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2017	% of Total	% Change	2016	% of Total	% Change	2015
Advanced Products	$1,080.7	46	45	$746.5	34	27	$587.6
Core Products	1,268.6	54	(14)	1,467.4	66	(18)	1,789.7
Total net revenues	$2,349.3	100	6	$2,213.9	100	(7)	$2,377.3

Net revenues from Advanced Products increased significantly in fiscal 2017 as a result of sales growth from our 28nm, 20nm and 16nm product families. Sales from our 28nm products were more than $800.0 million while sales from our 20nm products exceeded $200.0 million during fiscal 2017. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products. In fiscal 2016, strong market acceptance of our 28nm and 20nm product families contributed to the majority of the revenue growth versus the comparable prior year period.

Net revenues from Core Products decreased in both fiscal 2017 and fiscal 2016 from the comparable prior year periods. The decrease in fiscal 2017 was largely driven by the decline in sales from our Spartan-3 and Virtex-6 product families, while the decrease in fiscal 2016 was largely due to the decline in sales from our Virtex-5, Virtex-6 and Virtex-2 product families.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers' primary markets. We classify our net revenues by end markets into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense; and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2017	% Change in Dollars	2016	% Change in Dollars	2015
Communications & Data Center	42%	9	41%	(15)	46%
Industrial, Aerospace & Defense	41	5	42	(1)	39
Broadcast, Consumer & Automotive	17	2	17	3	15
Total net revenues	100%	6	100%	(7)	100%

Net revenues from Communications & Data Center increased in fiscal 2017, but decreased in fiscal 2016 from the comparable prior year periods. The increase in fiscal 2017 was primarily due to higher sales from wireless, and to a lesser extent from wireline and data center. The decrease in fiscal 2016 from the comparable prior year period was primarily due to lower sales from wireless, and to a lesser extent from wireline and data center.

Net revenues from Industrial, Aerospace & Defense increased in fiscal 2017 from the comparable prior year period. The increase in fiscal 2017 was primarily due to higher sales from test and measurement and aerospace and defense, partially offset by a decrease in sales from industrial, scientific and medical. Net revenues from Industrial, Aerospace & Defense decreased slightly in fiscal 2016 from the comparable prior year period. The decrease in fiscal 2016 was primarily due to a decline in sales from certain key programs within aerospace and defense, partially offset by increases in sales from both test and measurement and industrial, scientific and medical.

Net revenues from Broadcast, Consumer & Automotive increased slightly in fiscal 2017 from the comparable prior year period. The increase was due to higher sales from automotive. Net revenues from Broadcast, Consumer & Automotive increased in fiscal

2016 from the comparable prior year period. The increase in fiscal 2016 was due to higher sales from automotive, but was partially offset by a decline in sales from audio, video and broadcast.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2017	% of Total	% Change	2016	% of Total	% Change	2015
North America	$738.4	31	4	$710.7	32	(4)	$738.3
Asia Pacific	956.1	41	12	855.9	39	(8)	930.6
Europe	456.6	20	8	424.7	19	(11)	477.1
Japan	198.2	8	(11)	222.6	10	(4)	231.3
Total net revenues	$2,349.3	100	6	$2,213.9	100	(7)	$2,377.3

Net revenues in North America increased in fiscal 2017 from the comparable prior year period. The increase was primarily due to higher sales from test and measurement. Net revenues in North America decreased in fiscal 2016 from the comparable prior year period. The decrease was primarily due to a decline in sales from certain key programs within aerospace and defense; and to a lesser extent from wireless communications as well.

Net revenues in Asia Pacific increased in fiscal 2017 from the comparable prior year period. The increase in fiscal 2017 was primarily due to higher sales from wireless communications. Net revenues in Asia Pacific decreased in fiscal 2016 from the comparable prior year period, which was primarily driven by decrease in sales from Communications & Data Center.

Net revenues in Europe increased in fiscal 2017 from the comparable prior year period. The increase was primarily due to higher sales from test and measurement, and was partially offset by lower revenues from wireless communications. Net revenues in Europe decreased in fiscal 2016 from the comparable prior year period as a result of weaker sales from wireless communications, which was partially offset by increases in sales from test and measurement and automotive applications

Net revenues in Japan decreased in both fiscal 2017 and in fiscal 2016 from the comparable prior year periods. The decrease in fiscal 2017 was primarily driven by lower sales in industrial, scientific and medical, while the decrease in fiscal 2016 was primarily driven by lower sales in Communications & Data Center, which more than offset the increase in sales from automotive.

Gross Margin

(In millions)	2017	Change	2016	Change	2015
Gross margin	$1,641.1	6%	$1,542.0	(8)%	$1,668.5
Percentage of net revenues	69.9%		69.7%		70.2%

Gross margin was slightly higher by 0.2 percentage point in fiscal 2017 from the comparable prior year period. The slight increase in gross margin was primarily due to end-market mix. Gross margin was 0.5 percentage point lower in fiscal 2016 from the comparable prior year period. The decrease in gross margin was primarily due to increased manufacturing overhead expenses from the ramp of Advanced Products.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth above in "Risk Factors," included in Part I of this Form 10-K, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies and improve average selling price management.

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

Research and Development

(In millions)	2017	Change	2016	Change	2015
Research and development	$601.4	13%	$533.9	2%	$525.7
Percentage of net revenues	26%		24%		22%

R&D spending increased $67.5 million, or 13%, during fiscal 2017 from the comparable prior year period. The increase was primarily attributable to higher mask and wafer spending and employee compensation (including stock-based compensation) related to our new product development. R&D spending increased $8.2 million, or 2%, during fiscal 2016 from the comparable prior year period. The increase was primarily attributable to higher employee compensation (including stock-based compensation) related to our next generation product development, partially offset by a decrease in mask and wafer spending due to development timing.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2017	Change	2016	Change	2015
Selling, general and administrative	$335.2	1%	$331.7	(6)%	$353.7
Percentage of net revenues	14%		15%		15%

SG&A expenses increased slightly by $3.5 million or 1% during fiscal 2017 from the comparable prior year period as we incurred higher employee compensation in fiscal 2017 (including stock based compensation) due to higher headcount to enable revenue growth. SG&A expenses decreased $22.0 million or 6% during fiscal 2016 from the comparable prior year period as we incurred lower variable spending (due to lower revenues) and employee compensation in fiscal 2016 (primarily due to restructuring measures that we implemented during the fourth quarter of fiscal 2015).

Restructuring Charges

During the fourth quarter of fiscal 2015, we announced restructuring measures designed to realign resources and drive overall operating efficiencies. These measures impacted approximately 120 positions, or 3% of our global workforce, in various geographies and functions worldwide. The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses and write-offs of acquisition-related intangibles. As of the end of fiscal 2017, there was no balance remaining on the accrual.

Amortization of Acquisition-Related Intangibles

(In millions)	2017	Change	2016	Change	2015
Amortization of acquisition-related intangibles	$5.1	(22)%	$6.6	(31)%	$9.5
Percentage of net revenues	—%		—%		—%

The amortization expense decreased in fiscal 2017 and 2016 as compared to prior year periods. The decreases were due to certain intangibles that were fully amortized in fiscal 2016 and during fiscal 2017.

Stock-Based Compensation

(In millions)	2017	Change	2016	Change	2015
Stock-based compensation included in:
Cost of revenues	$8.0	—%	$8.0	(2)%	$8.1
Research and development	66.9	12%	59.7	19%	50.2
Selling, general and administrative	48.0	8%	44.3	8%	41.0
Restructuring	—	—%	—	(100)%	0.6
	$122.9	10%	$112.0	12%	$99.9
The $10.9 million and $12.1 million increases in stock-based compensation expense for fiscal 2017 and 2016, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted restricted stock units at a higher fair value in the recent years.

Interest and Other Expense, Net

(In millions)	2017	Change	2016	Change	2015
Interest and other expense, net	$8.3	(75)%	$33.1	120%	$15.0
Percentage of net revenues	—%		1%		1%

Our net interest and other expense decreased by $24.8 million in fiscal 2017 from the comparable prior year period. The decrease was primarily due to higher interest income from our investment portfolio as a result of rising interest rate environment in the recent year. The increase in net interest and other expense in fiscal 2016 from the prior year period was primarily due to a smaller gain on the sale of securities in our investment portfolio, partially offset by higher interest income from the investment portfolio. During fiscal 2015 we also had a gain on sale of land, which we did not have in fiscal 2016.

Provision for Income Taxes

(In millions)	2017	Change	2016	Change	2015
Provision for income taxes	$68.6	(20)%	$86.0	(6)%	$91.9
Percentage of net revenues	3%		4%		4%
Effective tax rate	10%		13%		12%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in effective tax rate in fiscal 2017 compared with fiscal 2016 was primarily due to fiscal 2017 benefits from the adoption of new accounting guidance with respect to share-based payment accounting and the release of reserves for uncertain tax positions upon completion of the Internal Revenue Service examination of fiscal 2012 through 2014.

The increase in effective tax rate in fiscal 2016 compared with fiscal 2015 was primarily due to a decrease in the amount of permanently reinvested foreign earnings for which no U.S. taxes were provided. This was partially offset by a decrease to the tax rate due to a shift in geographic mix of earnings with less earnings subject to U.S. tax.

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

Fiscal 2017 Compared to Fiscal 2016

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of April 1, 2017 and April 2, 2016 totaled $3.44 billion and $3.56 billion, respectively. As of April 1, 2017, we had cash, cash equivalents and short-term investments of $3.32 billion and working capital of $2.98 billion. As of April 2, 2016, cash, cash equivalents and short-term investments were $3.34 billion and working capital was $2.97 billion.

As of April 1, 2017, we had $2.84 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.13 billion of the $2.84 billion held by our non-U.S. jurisdictions was available for use in the U.S. without accruing additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 1, 2017. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

During fiscal 2017, our operations generated net positive cash flow of $934.1 million, which was $187.8 million higher than the $746.3 million generated during fiscal 2016. The positive cash flow from operations generated during fiscal 2017 was primarily from net income as adjusted for non-cash related items, decrease in accounts receivable and increases in accrued liabilities, accounts payable and income taxes payable. These items were partially offset by increases in inventories and other assets.

Net cash provided by investing activities was $494.0 million during fiscal 2017 as compared to net cash used in investing activities of $423.9 million in fiscal 2016. Net cash provided by investing activities during fiscal 2017 consisted of $587.4 million of net sales of available-for-sale securities, partially offset by $72.1 million of purchases of property, plant and equipment and $21.4 million of other investing activities.

Net cash used in financing activities was $965.2 million in fiscal 2017, as compared to $711.1 million in fiscal 2016. Net cash used in financing activities during fiscal 2017 consisted of $522.0 million of payment to repurchase common stock, $332.5 million of dividend payments to stockholders and $142.1 million of payment for conversion of our 2017 Convertible Notes, partially offset by $32.8 million of net proceeds from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable decreased by $63.5 million and days sales outstanding (DSO) decreased to 38 days at April 1, 2017 from 52 days at April 2, 2016. The decrease was primarily due to timing of customer shipments and collections.

Inventories

Inventories increased to $227.0 million as of April 1, 2017 from $178.6 million as of April 2, 2016, while combined inventory days at Xilinx and distribution increased to 127 days at April 1, 2017 from 109 days at April 2, 2016. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment

During fiscal 2017, we invested $72.1 million in property, plant and equipment, as compared to $34.0 million in fiscal 2016. Primary investments in fiscal 2017 were for building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities decreased to $897.2 million at the end of fiscal 2017 from $944.4 million at the end of fiscal 2016. The change was primarily due to a payment of $142.1 million for conversion of our 2017 Convertible Notes, which was partially offset by increases of $50.0 million in other accrued liabilities and $22.3 million in accrued payroll and related liabilities.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $93.7 million during fiscal 2017 from $2.60 billion in fiscal 2016 to $2.51 billion in fiscal 2017. The decrease was primarily due to repurchase of common stock of approximately $522.0 million, $332.5 million of payment of dividends to stockholders and $18.1 million of other comprehensive loss. These decreases were partially offset by $622.5 million in net income for fiscal 2017, $122.9 million of stock-based compensation and $32.8 million of net issuance of common stock under employee stock plans.

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

As of April 2, 2016, we had $2.24 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $992.2 million of the $2.24 billion held by our non-U.S. jurisdictions was available for use in the U.S. without accruing additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 2, 2016. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

During fiscal 2016, our operations generated net positive cash flow of $746.3 million, which was $64.1 million lower than the $810.4 million generated during fiscal 2015. The positive cash flow from operations generated during fiscal 2016 was primarily from net income as adjusted for non-cash related items, decrease in inventories and increase in accounts payable. These items were partially offset by increases in accounts receivable and other assets as well as decreases in accrued liabilities, deferred income on shipments to distributors and income taxes payable.

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

Net cash used in financing activities was $711.1 million in fiscal 2016, as compared to $904.5 million in fiscal 2015. Net cash used in financing activities during fiscal 2016 consisted of $443.2 million of cash payment for repurchase of common stock and $319.0 million of dividend payments to stockholders, which was partially offset by $51.1 million of proceeds from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable increased by $60.8 million and DSO increased to 52 days at April 2, 2016 from 38 days at March 28, 2015. The increase was primarily due to timing of customer shipments and collections.

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

Current Liabilities

Current liabilities decreased to $944.4 million at the end of fiscal 2016 from $960.1 million at the end of fiscal 2015. The change was primarily due to a decrease in other accrued liabilities, deferred income on shipments to distributors and income taxes payable. These decreases were partially offset by increases in accounts payable and current portion of long-term debt.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $32.8 million during fiscal 2016 from $2.64 billion in fiscal 2015 to $2.60 billion in fiscal 2016. The decrease was primarily due to repurchase of common stock of approximately $443.2 million, $319.0 million of payment of dividends to stockholders. These decreases were partially offset by $550.9 million in net income for fiscal 2016, $112.0 million of stock-based compensation, $51.1 million of net issuance of common stock under employee stock plans and $4.5 million decrease for other comprehensive loss.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $400.0 million revolving credit facility entered into in December 2016 (expiring in December 2021). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

We repurchased 9.9 million shares of our common stock for approximately $522.0 million during fiscal 2017. During fiscal 2016, we repurchased 9.7 million shares of common stock for approximately $443.2 million. During fiscal 2017, we paid $332.5 million in cash dividends to stockholders, representing $1.32 per common share. During fiscal 2016, we paid $319.0 million in cash dividends to stockholders, representing $1.24 per common share. On April 25, 2017, our Board of Directors declared a cash dividend of $0.35 per common share for the first quarter of fiscal 2018. The dividend is payable on June 1, 2017 to stockholders of record as of May 16, 2017. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 1, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as accounts payable and other accrued liabilities as of April 1, 2017.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$18.5	$5.6	$7.7	$4.7	$0.5
Inventory and other purchase obligations (2)	112.6	112.6	—	—	—
Electronic design automation and other licenses (3)	67.4	28.4	24.0	9.7	5.3
2017 Convertible Notes-principal and interest (4)	460.4	460.4	—	—	—
2019 and 2021 Notes-principal and interest (4)	1,080.3	24.7	540.6	515.0	—
Total	$1,739.2	$631.7	$572.3	$529.4	$5.8

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $5 million for fiscal 2017. See "Note 8. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of April 1, 2017, we had $48.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance and $18.6 million of other license expiring at various dates through March 2024.

(4)
For purposes of this table we have assumed the outstanding principal of our debentures will be paid on maturity dates, which is June 15, 2017 for the 2017 Convertible Notes, March 15, 2019 for the 2019 Notes and March 15, 2021 for the 2021 Notes. See "Note 12. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

As of April 1, 2017, $4.5 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the consolidated balance sheet. Because the Company is unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, these liabilities have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of April 1, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.07 billion as of April 1, 2017. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes municipal bonds, mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 1, 2017 and April 2, 2016 would have affected the fair value of our investment portfolio by approximately $60.0 million and $50.0 million, respectively.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 1, 2017 and April 2, 2016, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	April 1, 2017	April 2, 2016
Singapore Dollar	$22.0	$27.0
Euro	18.6	19.1
Indian Rupee	31.1	23.3
British Pound	10.8	10.7
Japanese Yen	3.8	3.4
	$86.3	$83.5

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2019. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at April 1, 2017 and April 2, 2016 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $10 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 1, 2017 and April 2, 2016 would have affected the value of foreign-currency-denominated cash and investments by less than $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	April 1, 2017	April 2, 2016	March 28, 2015
Net revenues	$2,349,330	$2,213,881	$2,377,344
Cost of revenues	708,216	671,907	708,823
Gross margin	1,641,114	1,541,974	1,668,521
Operating expenses:
Research and development	601,443	533,891	525,745
Selling, general and administrative	335,150	331,652	353,670
Amortization of acquisition-related intangibles	5,127	6,550	9,537
Restructuring charges	—	—	24,491
Total operating expenses	941,720	872,093	913,443
Operating income	699,394	669,881	755,078
Interest and other expense, net	8,314	33,056	15,002
Income before income taxes	691,080	636,825	740,076
Provision for income taxes	68,568	85,958	91,860
Net income	$622,512	$550,867	$648,216
Net income per common share:
Basic	$2.47	$2.14	$2.44
Diluted	$2.32	$2.05	$2.35
Shares used in per share calculations:
Basic	252,301	257,184	265,480
Diluted	268,813	268,667	276,123

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Net income	$622,512	$550,867	$648,216
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	(12,712)	(916)	7,483
Reclassification adjustment for gains on available-for-sale securities	(3,119)	(106)	(6,832)
Net change in unrealized gains (losses) on hedging transactions	(1,296)	15,004	(11,074)
Reclassification adjustment for (gains) losses on hedging transactions	1,701	(7,225)	2,753
Cumulative translation adjustment, net	(2,624)	(2,239)	(2,931)
Other comprehensive income (loss)	(18,050)	4,518	(10,601)
Total comprehensive income	$604,462	$555,385	$637,615

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	April 1, 2017	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$966,695	$503,816
Short-term investments	2,354,762	2,833,883
Accounts receivable, net of allowances for doubtful accounts of $3,200 and $3,341 in 2017 and 2016, respectively	243,915	307,458
Inventories	227,033	178,550
Prepaid expenses and other current assets	87,711	92,951
Total current assets	3,880,116	3,916,658
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	339,923	310,795
Machinery and equipment	383,681	390,573
Furniture and fixtures	50,556	43,916
	839,458	810,582
Accumulated depreciation and amortization	(535,633)	(527,236)
Net property, plant and equipment	303,825	283,346
Long-term investments	116,288	220,807
Goodwill	161,287	159,296
Acquisition-related intangibles, net	3,576	6,202
Other assets	275,440	232,960
Total Assets	$4,740,532	$4,819,269
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,293	$101,534
Accrued payroll and related liabilities	176,601	154,294
Income taxes payable	6,309	6,286
Deferred income on shipments to distributors	54,567	51,758
Other accrued liabilities	95,098	45,108
Current portion of long-term debt	456,328	585,417
Total current liabilities	897,196	944,397
Long-term debt	995,247	993,639
Deferred tax liabilities	317,639	261,467
Long-term income taxes payable	4,503	15,889
Other long-term liabilities	16,908	1,090
Commitments and contingencies	—	—
Temporary equity (Note 12)	1,406	12,894
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 248,027 and 253,687 shares issued and outstanding in 2017 and 2016, respectively	2,480	2,537
Additional paid-in capital	803,522	726,921
Retained earnings	1,726,312	1,867,066
Accumulated other comprehensive loss	(24,681)	(6,631)
Total stockholders’ equity	2,507,633	2,589,893
Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,740,532	$4,819,269
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$622,512	$550,867	$648,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,423	50,828	55,266
Amortization	17,203	17,613	19,648
Stock-based compensation	122,858	111,984	99,859
Net gain on sale of available-for-sale securities	(3,532)	(370)	(11,878)
Amortization of debt discount on convertible debentures	11,692	12,048	12,022
Provision for deferred income taxes	67,482	44,128	17,802
Others	1,698	2,000	122
Changes in assets and liabilities:
Accounts receivable, net	63,543	(60,843)	21,219
Inventories	(48,244)	52,323	2,664
Prepaid expenses and other current assets	(1,000)	(1,261)	(13,118)
Other assets	(20,557)	(11,945)	(531)
Accounts payable	10,983	21,422	(69,583)
Accrued liabilities (including restructuring activities)	33,788	(16,592)	1,795
Income taxes payable	7,473	(11,635)	15,967
Deferred income on shipments to distributors	2,809	(14,312)	10,972
Net cash provided by operating activities	934,131	746,255	810,442
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,817,197)	(3,262,324)	(3,742,742)
Proceeds from sale and maturity of available-for-sale securities	3,404,577	2,882,342	3,756,021
Purchases of property, plant and equipment	(72,051)	(34,004)	(29,619)
Other investing activities	(21,379)	(9,950)	29,296
Net cash provided by (used in) investing activities	493,950	(423,936)	12,956
Cash flows from financing activities:
Repurchases of common stock	(522,045)	(443,181)	(651,006)
Restricted stock units withholdings	(35,392)	(34,671)	(38,298)
Proceeds from issuance of common stock through various stock plans	68,184	85,765	90,959
Payment of dividends to stockholders	(332,542)	(318,988)	(306,158)
Repayment of convertible debt	(142,082)	—	—
Other financing activities	(1,325)	—	—
Net cash used in financing activities	(965,202)	(711,075)	(904,503)
Net increase (decrease) in cash and cash equivalents	462,879	(388,756)	(81,105)
Cash and cash equivalents at beginning of period	503,816	892,572	973,677
Cash and cash equivalents at end of period	$966,695	$503,816	$892,572
Supplemental disclosure of cash flow information:
Interest paid	$41,375	$41,375	$41,589
Income taxes paid (refunded), net	$(6,341)	$53,425	$57,896
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 29, 2014	268,637	$2,686	$805,073	$1,945,471	$(548)	$2,752,682
Components of comprehensive income:
Net income	—	—	—	648,216	—	648,216
Other comprehensive loss	—	—	—	—	(10,601)	(10,601)
Issuance of common shares under employee stock plans, net	5,058	51	52,610	—	—	52,661
Repurchase and retirement of common stock	(15,355)	(154)	(328,585)	(321,251)	—	(649,990)
Stock-based compensation expense	—	—	99,859	—	—	99,859
Stock-based compensation capitalized in inventory	—	—	(5)	—	—	(5)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.16 per common share)	—	—	—	(306,158)	—	(306,158)
Net excess tax benefits from stock-based compensation	—	—	13,878	—	—	13,878
Balance as of March 28, 2015	258,340	2,583	653,882	1,966,278	(11,149)	2,611,594
Components of comprehensive income:
Net income	—	—	—	550,867	—	550,867
Other comprehensive income	—	—	—	—	4,518	4,518
Issuance of common shares under employee stock plans, net	5,043	51	51,043	—	—	51,094
Repurchase and retirement of common stock	(9,696)	(97)	(111,993)	(331,091)	—	(443,181)
Stock-based compensation expense	—	—	111,984	—	—	111,984
Stock-based compensation capitalized in inventory	—	—	(455)	—	—	(455)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.24 per common share)	—	—	—	(318,988)	—	(318,988)
Net excess tax benefits from stock-based compensation	—	—	11,408	—	—	11,408
Balance as of April 2, 2016	253,687	2,537	726,921	1,867,066	(6,631)	2,589,893
Components of comprehensive income:
Net income	—	—	—	622,512	—	622,512
Other comprehensive loss	—	—	—	—	(18,050)	(18,050)
Issuance of common shares under employee stock plans, net	4,195	42	32,751	—	—	32,793
Repurchase and retirement of common stock	(9,855)	(99)	(91,223)	(430,724)	—	(522,046)
Stock-based compensation expense	—	—	122,858	—	—	122,858
Stock-based compensation capitalized in inventory	—	—	239	—	—	239
Temporary equity reclassification	—	—	11,488	—	—	11,488
Convertible debt conversion (Note 12)	—	—	488	—	—	488
Cash dividends declared ($1.32 per common share)	—	—	—	(332,542)	—	(332,542)
Balance as of April 1, 2017	248,027	$2,480	$803,522	$1,726,312	$(24,681)	$2,507,633
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 and 2015 were a 52-week year ended on April 1, 2017 and March 28, 2015, respectively. Fiscal 2016 was a 53-week year, ended on April 2, 2016. Fiscal 2018 will be a 52-week year ending on March 31, 2018.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of money market funds, non-financial institution securities, U.S. and foreign government and agency securities and financial institution securities. Short-term investments consist of mortgage-backed securities, non-financial institution securities, U.S. and foreign government and agency securities, financial institution securities, asset-back securities, commercial mortgage-backed securities, bank loans and debt mutual funds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of mortgage-backed securities, debt mutual funds and asset-backed securities with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. Equity investments are also classified as long-term investments since they are not intended to fund current operations.

The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities, bank time deposits, bank loans and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, bank loans and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of April 1, 2017 or April 2, 2016. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities and declines in value judged to be other than temporary are included in interest and other expense, net. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

In determining whether a decline in value of non-marketable equity investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee's industry, the investee's product development status, the investee's ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee's need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. When a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period's interest and other expense, net, to the extent of the decline.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	April 1, 2017	April 2, 2016
Raw materials	$14,517	$15,346
Work-in-process	161,120	123,675
Finished goods	51,396	39,529
	$227,033	$178,550

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $45.4 million, $50.8 million and $55.3 million for fiscal 2017, 2016 and 2015, respectively.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2017, there was no impairment of goodwill in fiscal 2017. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2018. To date, no impairment indicators have been identified.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers. For fiscal 2017, approximately 52% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of April 1, 2017, the Company had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. As of April 2, 2016, the Company had $70.9 million of deferred revenue and $19.1 million of deferred cost of revenues recognized as a net $51.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company's consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Revenue from software licenses is deferred and recognized as revenue over the term of the licenses of one year. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services sales were less than 5% of net revenues for all of the periods presented.

Allowances for end customer sales returns are recorded based on historical experience and for known pending customer returns.

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

Stock-Based Compensation

The Company has equity incentive plans that are more fully discussed in "Note 6. Stock-Based Compensation Plans." The authoritative guidance of accounting for share-based payment requires the Company to measure the cost of all employee equity awards (that are expected to be exercised or vested) based on the grant-date fair value of those awards, and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (over the vesting period of the award). Additionally, the Company's ESPP is deemed to be a compensatory plan under the authoritative guidance of accounting for share-based payments. Accordingly, the ESPP is included in the computation of stock-based compensation expense. In the first quarter of fiscal 2017, the Company early adopted the authoritative guidance which requires excess tax benefits or tax deficiencies to be recorded in the consolidated statement of income when the awards vest or are settled. See "Recent Accounting Pronouncements Adopted" section below for full details.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2017 and 2016, the accrual balance of the product warranty liability was immaterial.

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

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of April 1, 2017 and April 2, 2016, Avnet accounted for 59% and 75% of the Company's total net accounts receivable, respectively. Resale of product through Avnet accounted for 44%, 50% and 43% of the Company's worldwide net revenues in fiscal 2017, 2016 and 2015, respectively. The percentage of net accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 84% of its portfolio in AA or higher grade securities as rated by Standard & Poor's or Moody's Investors Service equivalent. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of April 1, 2017, approximately 35% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and Aaa by Moody's Investors Service.

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

Recent Accounting Pronouncements Adopted

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which the Company adopted in the first quarter of fiscal 2017. We have applied the amendment retrospectively to the comparable period presented and it did not have a significant impact on our financial statements.

In March 2016, the FASB issued authoritative guidance to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In the first quarter of fiscal 2017, the Company early adopted this authoritative guidance. Under the new guidance, excess tax benefits or tax deficiencies are recorded in the consolidated statement of income when the awards vest or are settled. Previously, they were recorded in stockholders' equity of the consolidated balance sheet. In addition, cash flows related to excess tax benefits or tax deficiencies are now classified as an operating activity, with prior periods adjusted accordingly. While the new authoritative guidance provides an accounting policy election to account for forfeitures as they occur, the Company elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. As a result of the adoption of this guidance, the consolidated statement of cash flows for the years ended April 2, 2016 and March 28, 2015 were adjusted as follows: a $16.2 million and $19.7 million increase, respectively, to net cash provided by operating activities and a $16.2 million and $19.7 million increase, respectively, to the net cash used in financing activities. Additionally, the Company recorded excess tax benefits of $15.4 million for fiscal 2017 in the provision for income taxes. This resulted in an increase to net income per diluted share of $0.06 for fiscal 2017.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued the authoritative guidance, as amended, that outlines a new global revenue recognition standard that replaces virtually all existing US GAAP guidance on contracts with customers and the related other assets and deferred costs. The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The authoritative guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new authoritative guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new authoritative guidance on its consolidated financial statements, including selection of the transition method.  However, assuming all other revenue recognition criteria have been met, it is expected that the new authoritative guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery (Sell-In), subject to estimated allowance for distributor price adjustments and rights of return, rather than deferring the distributor sales upon product delivery and subsequently recognizing revenue when the product is sold by the distributor to the end customer (Sell-Through). Upon adoption, the Company currently expects that it will record the balance of the deferred revenue (subject to true-ups) under the Sell-Through to retained earnings, and the impact would be offset by the recognition of revenue on shipments post adoption under Sell-In. The Company continues to evaluate the impact to revenues and related disclosures related to the pending adoption of the new guidance and the preliminary assessments are subject to change. Depending on timing of customer orders, timing of shipment to distributors and to end customers, distributor inventory strategies and other factors that may be beyond the Company's control, the difference in revenue recognized under Sell-Through and Sell-In could be material in the future. The authoritative guidance will be effective for the Company beginning in fiscal year 2019 as the Company decided not to early adopt it in fiscal 2018.

In January 2016, the FASB issued the final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new authoritative guidance also changes certain disclosure requirements and other aspects of current US GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. The authoritative guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for Xilinx would be the first quarter of fiscal year 2019. Upon adoption, the Company would record all of the unrealized gains or losses from its investment in mutual funds to retained earnings, and subsequent changes in fair value from such investments will be recorded under its consolidated statements of income.

In February 2016, the FASB issued the authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new authoritative guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted. The new authoritative guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new authoritative guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In June 2016, the FASB issued the authoritative guidance which introduces new guidance for the accounting for credit losses on instruments for both financial services and non-financial services entities. The new authoritative guidance requires certain types of financial instruments be recorded net of expected credit losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In August 2016, the FASB issued authoritative guidance for cash flow classification. The new authoritative guidance is intended to reduce diversity in practice in how cash receipts and cash payments are classified in the statement of cash flows. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In October 2016, the FASB issued authoritative guidance for accounting for income taxes which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted as of the beginning of the annual period. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2017 and the Company did not adjust or override any fair value measurements as of April 1, 2017.

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

The Company's Level 1 assets consist of U.S. government securities and money market funds.

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

The Company's Level 3 assets and liabilities include student loan auction rate securities, which were fully redeemed during fiscal 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 and April 2, 2016:

	April 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$298,307	$—	$—	$298,307
Financial institution securities	—	158,962	—	158,962
Non-financial institution securities	—	205,322	—	205,322
U.S. government and agency securities	2,998	50,984	—	53,982
Foreign government and agency securities	—	177,310	—	177,310
Short-term investments:
Financial institution securities	—	189,835	—	189,835
Non-financial institution securities	—	203,938	—	203,938
U.S. government and agency securities	31,732	44,820	—	76,552
Foreign government and agency securities	—	144,811	—	144,811
Mortgage-backed securities	—	1,115,403	—	1,115,403
Debt mutual funds	—	34,068	—	34,068
Bank loans	—	154,014	—	154,014
Asset-backed securities	—	218,170	—	218,170
Commercial mortgage-backed securities	—	217,971	—	217,971
Long-term investments:
Mortgage-backed securities	—	60,099	—	60,099
Debt mutual fund	—	54,608	—	54,608
Asset-backed securities	—	1,581	—	1,581
Derivative financial instruments, net	—	1,661	—	1,661
Total assets measured at fair value	$333,037	$3,033,557	$—	$3,366,594

	April 2, 2016
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$232,698	$—	$—	$232,698
Non-financial institution securities	—	104,964	—	104,964
Foreign government and agency securities	—	98,967	—	98,967
Municipal bonds	—	1,003	—	1,003
Short-term investments:
Financial institution securities	—	284,853	—	284,853
Non-financial institution securities	—	460,148	—	460,148
Municipal bonds	—	61,579	—	61,579
U.S. government and agency securities	81,873	110,420	—	192,293
Foreign government and agency securities	—	214,201	—	214,201
Mortgage-backed securities	—	1,067,157	—	1,067,157
Debt mutual funds	—	35,116	—	35,116
Bank loans	—	102,015	—	102,015
Asset-backed securities	—	210,051	—	210,051
Commercial mortgage-backed securities	—	206,470	—	206,470
Long-term investments:
Auction rate securities	—	—	9,977	9,977
Municipal bonds	—	7,100	—	7,100
Mortgage-backed securities	—	140,382	—	140,382
Debt mutual fund	—	56,785	—	56,785
Asset-backed securities	—	6,563	—	6,563
Derivative financial instruments, net	—	744	—	744
Total assets measured at fair value	$314,571	$3,168,518	$9,977	$3,493,066

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance as of beginning of period	$9,977	$10,312
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	523	(335)
Sales and settlements, net (1)	(10,500)	—
Balance as of end of period	$—	$9,977

(1)	During fiscal 2017, $10.5M of student loan auction rate securities were redeemed at par value for cash.

As of April 1, 2017, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's 2017 Convertible Notes, 2019 Notes and 2021 Notes are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2017 Convertible Notes, 2019 Notes and 2021 Notes as of April 1, 2017 were approximately $917.0 million, $501.6 million and $510.7 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 4.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	April 1, 2017				April 2, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$298,307	$—	$—	$298,307	$232,698	$—	$—	$232,698
Financial institution
securities	348,797	—	—	348,797	284,853	—	—	284,853
Non-financial institution
securities	409,109	647	(496)	409,260	564,480	862	(230)	565,112
Auction rate securities	—	—	—	—	10,500	—	(523)	9,977
Municipal bonds	—	—	—	—	68,938	877	(133)	69,682
U.S. government and
agency securities	130,749	8	(223)	130,534	192,291	73	(71)	192,293
Foreign government and
agency securities	322,172	—	(51)	322,121	313,168	—	—	313,168
Mortgage-backed securities	1,186,732	3,527	(14,757)	1,175,502	1,200,071	12,848	(5,380)	1,207,539
Asset-backed securities	220,033	404	(686)	219,751	216,068	1,151	(605)	216,614
Debt mutual funds	101,350	—	(12,674)	88,676	101,350	—	(9,449)	91,901
Bank loans	153,281	839	(106)	154,014	102,092	25	(102)	102,015
Commercial mortgage-
backed securities	221,504	146	(3,679)	217,971	207,847	432	(1,809)	206,470
	$3,392,034	$5,571	$(32,672)	$3,364,933	$3,494,356	$16,268	$(18,302)	$3,492,322

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of April 1, 2017 and April 2, 2016.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of April 1, 2017 and April 2, 2016:

	April 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$68,850	$(492)	$1,022	$(4)	$69,872	$(496)
U.S. government and
agency securities	64,895	(223)	—	—	64,895	(223)
Mortgage-backed securities	811,058	(11,872)	139,931	(2,885)	950,989	(14,757)
Asset-backed securities	119,845	(651)	4,689	(35)	124,534	(686)
Debt mutual funds	—	—	88,676	(12,674)	88,676	(12,674)
Bank loans	15,139	(106)	—	—	15,139	(106)
Foreign government and
agency securities	64,857	(51)	—	—	64,857	(51)
Commercial mortgage-
backed securities	165,393	(1,706)	24,362	(1,973)	189,755	(3,679)
	$1,310,037	$(15,101)	$258,680	$(17,571)	$1,568,717	$(32,672)

	April 2, 2016
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$52,756	$(230)	$—	$—	$52,756	$(230)
Auction rate securities	—	—	9,977	(523)	9,977	(523)
Municipal bonds	10,138	(44)	3,867	(89)	14,005	(133)
U.S. government and
agency securities	84,024	(71)	—	—	84,024	(71)
Mortgage-backed securities	346,560	(3,916)	114,285	(1,464)	460,845	(5,380)
Asset-backed securities	81,038	(502)	20,793	(103)	101,831	(605)
Debt mutual funds	—	—	91,901	(9,449)	91,901	(9,449)
Bank loans	34,358	(31)	42,832	(71)	77,190	(102)
Commercial mortgage-
backed securities	141,761	(878)	2,150	(931)	143,911	(1,809)
	$750,635	$(5,672)	$285,805	$(12,630)	$1,036,440	$(18,302)

As of April 1, 2017, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of April 1, 2017 and April 2, 2016 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories, in particular within the debt mutual funds during the past few years. The Company's investment in mortgage-backed securities and commercial mortgage-backed securities are highly rated by the credit rating agencies and there have been no defaults on any of these securities, and we have received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amounts due to the Company. Additionally, in the past several years, a portion of the Company's investment in the auction rate securities and the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of April 1, 2017 and April 2, 2016, the majority of which are related to debt mutual funds due to foreign currency and interest rate movement. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, mortgage-backed securities, asset-backed securities, bank loans and commercial mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	April 1, 2017
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,007,551	$1,007,487
Due after one year through five years	491,907	489,627
Due after five years through ten years	293,184	292,691
Due after ten years	1,199,735	1,188,145
	$2,992,377	$2,977,950

As of April 1, 2017, $1.94 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market and debt mutual funds because these funds do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Year Ended
(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Proceeds from sale of available-for-sale securities	$695,030	$268,887	$1,617,658
Gross realized gains on sale of available-for-sale securities	$6,989	$1,248	$15,101
Gross realized losses on sale of available-for-sale securities	(3,457)	(878)	(3,223)
Net realized gains on sale of available-for-sale securities	$3,532	$370	$11,878
Amortization of premiums on available-for-sale securities	$29,360	$26,613	$23,579

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments

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

As of April 1, 2017 and April 2, 2016, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	April 1, 2017	April 2, 2016
Singapore Dollar	$22,012	$26,978
Euro	18,553	19,123
Indian Rupee	31,121	23,302
British Pound	10,813	10,716
Japanese Yen	3,757	3,387
	$86,256	$83,506

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2019. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of April 1, 2017, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of April 1, 2017 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.

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

The Company had the following derivative instruments as of April 1, 2017 and April 2, 2016, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
April 1, 2017	Prepaid expenses and other current assets	$2,424	Other accrued liabilities	$763
April 2, 2016	Prepaid expenses and other current assets	$2,161	Other accrued liabilities	$1,417

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2017 and 2016:

	Foreign Exchange Contracts
(In thousands)	2017	2016
Amount of gains recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$405	$7,779

Amount of losses reclassified from accumulated other comprehensive income into income (effective portion) *	$(1,701)	$(7,225)

Amount of gains recorded (ineffective portion) *	$31	$10

*	Recorded in interest and other expense, net within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans

The Company's equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's employee stock purchase plan (ESPP):

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Stock-based compensation included in:
Cost of revenues	$8,014	$7,977	$8,101
Research and development	66,822	59,692	50,185
Selling, general and administrative	48,022	44,315	40,994
Restructuring charges	—	—	579
Stock-based compensation effect on income before taxes	122,858	111,984	99,859
Income tax effect	(37,752)	(34,119)	(29,268)
Net stock-based compensation effect on net income	$85,106	$77,865	$70,591

The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization was recognized in the period the forfeiture estimate was changed, and was not material for all periods presented.

During fiscal 2017, 2016 and 2015, there were no options granted and therefore the Company's stock-based compensation expense related to options, and the number of options outstanding as of April 1, 2017, were not material.

As of April 1, 2017 and April 2, 2016, the ending inventory balances included $2.2 million and $2.0 million of capitalized stock-based compensation, respectively. During fiscal 2017, 2016 and 2015, the tax benefit realized for the tax deduction from restricted stock units (RSUs) and other awards totaled $53.3 million, $56.3 million and $55.0 million, respectively. The tax deduction includes amounts credited to income tax expense in fiscal 2017, and additional paid-in capital in fiscal 2016 and 2015.

The fair values of ESPP were estimated as of the grant date using the Black-Scholes option pricing model. The Company's expected stock price volatility assumption is estimated using implied volatility of the Company's traded options. The expected life of options granted is based on the historical exercise activity as well as the expected disposition of all options outstanding. The expected life of options granted also considers the actual contractual term.

The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2017, 2016 and 2015 were $13.00, $11.12 and $9.17, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	2017	2016	2015
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.24	0.26	0.25
Risk-free interest rate	0.7%	0.5%	0.3%
Dividend yield	2.4%	2.7%	2.9%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2017, 2016 and 2015 were $44.38, $41.19 and $43.11, respectively. The weighted average fair value of RSUs granted in fiscal 2017, 2016 and 2015 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	0.9%	1.3%	0.8%
Dividend yield	2.8%	2.8%	2.5%

As of April 1, 2017, total unrecognized stock-based compensation costs related to ESPP was $20.7 million. The total unrecognized stock-based compensation cost for ESPP is expected to be recognized over a weighted-average period of 1.1 years.

Equity Incentive Plans

As of April 1, 2017, 12.5 million shares are available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 29, 2014	15,037
Additional shares reserved	3,000
Stock options cancelled	6
RSUs granted	(3,201)
RSUs cancelled	531
March 28, 2015	15,373
Stock options cancelled	10
RSUs granted	(3,088)
RSUs cancelled	651
April 2, 2016	12,946
Additional shares reserved	2,500
Stock options cancelled	1
RSUs granted	(3,398)
RSUs cancelled	410
April 1, 2017	12,459

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2017 and 2016 was $28.0 million and $42.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 29, 2014	6,901	$35.08
Granted	3,201	$43.11
Vested (2)	(2,698)	$33.82
Cancelled	(531)	$32.91
March 28, 2015	6,873	$39.07
Granted	3,088	$41.19
Vested (2)	(2,691)	$37.23
Cancelled	(651)	$39.77
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested (2)	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93	2.38	$404,667

Expected to vest as of April 1, 2017	5,676	$42.95	2.39	$328,590

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on April 1, 2017 of $57.89, multiplied by the number of RSUs outstanding or expected to vest as of April 1, 2017.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $103.4 million were vested during fiscal 2017. As of April 1, 2017, total unrecognized stock-based compensation costs related to non-vested RSUs was $198.5 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 83% of all eligible employees participate in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.2 million shares for $39.5 million in fiscal 2017, 1.1 million shares for $37.6 million in fiscal 2016, and 1.2 million shares for $39.0 million in fiscal 2015. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2018. As of April 1, 2017, 8.2 million shares were available for future issuance.

Note 7. Balance Sheet Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	2017	2016
Accrued payroll and related liabilities:
Accrued compensation	$81,701	$73,823
Deferred compensation plan liability	88,110	74,180
Other	6,790	6,291
	$176,601	$154,294

Other accrued liabilities:
Interest payable	$4,492	$5,591
Unsettled investment transactions	62,199	25,572
Other	28,407	13,945
	$95,098	$45,108

Note 8.	Commitments

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

Fiscal	(In thousands)
2018	$5,560
2019	4,401
2020	3,341
2021	2,315
2022	2,368
Thereafter	487
Total	$18,472

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $1.9 million as of April 1, 2017. Rent expense, net of rental income, under all operating leases was $5.0 million for fiscal 2017, $4.5 million for fiscal 2016, and $3.2 million for fiscal 2015. Rental income was not material for fiscal 2017, 2016 or 2015.

Other commitments as of April 1, 2017 totaled $112.6 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of April 1, 2017, the Company had $48.8 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

Note 9.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	2017	2016	2015
Net income available to common stockholders	$622,512	$550,867	$648,216
Weighted average common shares outstanding-basic	252,301	257,184	265,480
Dilutive effect of employee equity incentive plans	2,284	2,260	3,257
Dilutive effect of 2017 Convertible Notes and warrants	14,228	9,223	7,386
Weighted average common shares outstanding-diluted	268,813	268,667	276,123
Basic earnings per common share	$2.47	$2.14	$2.44
Diluted earnings per common share	$2.32	$2.05	$2.35

The total shares used in the denominator of the diluted net income per common share calculation includes potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share by applying the treasury stock method to the impact of the equity incentive plans and to the incremental shares issuable assuming conversion of the Company's convertible debt and warrants (see "Note 12. Debt and Credit Facility" for more discussion of our debt and warrants).

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 2.6 million, 4.6 million and 4.1 million shares, for fiscal 2017, 2016 or 2015 respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. At the end of fiscal 2017, the call options give the Company the right to purchase up to 15.9 million shares of its common stock at $28.86 per share. These call options are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. Upon exercise, the call options would serve to neutralize the dilutive effect of the 2017 Convertible Notes and potentially reduce the weighted number of diluted shares used in per share calculations.

Note 10.	Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Interest income	$51,121	$40,180	$35,876
Interest expense	(53,953)	(55,456)	(55,431)
Other income (expense), net	(5,482)	(17,780)	4,553
	$(8,314)	$(33,056)	$(15,002)

Note 11.	Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	2017	2016
Accumulated unrealized losses on available-for-sale securities, net of tax	$(17,091)	$(1,260)
Accumulated unrealized gains on hedging transactions, net of tax	661	256
Accumulated cumulative translation adjustment, net of tax	(8,251)	(5,627)
Accumulated other comprehensive loss	$(24,681)	$(6,631)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 12.	Debt and Credit Facility

2017 Convertible Notes

During the first quarter of fiscal 2011, the Company issued $600.0 million principal amount of 2.625% 2017 Convertible Notes with maturity date of June 15, 2017. The 2017 Convertible Notes are senior in right of payment to the Company's existing and future unsecured indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes, and are ranked equally with all of our other existing and future unsecured senior indebtedness, including the 2019 and 2021 Notes discussed below. The Company may not redeem the 2017 Convertible Notes prior to maturity. The 2017 Convertible Notes are convertible, subject to certain conditions, into shares of Xilinx common stock at a conversion rate of 34.6495 shares of common stock per $1 thousand principal amount of the 2017 Convertible Notes, representing an effective conversion price of approximately $28.86 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Convertible Notes but will not be adjusted for accrued interest.

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, the Company also purchased call options on its common stock from the hedge counterparties. The call options give the Company the right to purchase up to 15.9 million shares (after the exercises during the twelve months ended April 1, 2017 - see the subsequent paragraph for more description) of its common stock at $28.86 per share. The call options will terminate upon the earlier of the maturity of the 2017 Convertible Notes or the last day any of the 2017 Convertible Notes remain outstanding. To reduce the hedging cost, under separate transactions the Company sold warrants to the hedge counterparties, which give the hedge counterparties the right to purchase up to 20.8 million shares of the Company's common stock at $40.89 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017.

During the twelve months ended April 1, 2017, the Company received conversion requests from certain holders of the 2017 Convertible Notes. Upon settlement, the holders received a cash payment equal to the par value of the 2017 Notes converted of $142.1 million, as well as 2.5 million shares of Common Stock. In conjunction with the settlement, the Company exercised the purchased calls and received 2.5 million shares from the hedge counterparties. In accordance with the authoritative guidance for convertible debentures issued by the FASB, the conversion payment was allocated between the liability ($142.9 million) and equity ($149.1 million) components of the convertible debentures, using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the conversion. As a result, the Company recognized a loss of $1.7 million. As of April 1, 2017, the Company had $457.9 million principal amount of 2017 Convertible Notes outstanding.

As of April 1, 2017, the 2017 Convertible Notes were classified as a current liability on the Company's consolidated balance sheet, and a portion of the equity component attributable to the conversion feature of the 2017 Convertible Notes was classified in temporary stockholders' equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2017 Convertible Notes.

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company's consolidated balance sheets as follows:

(In thousands)	2017	2016
Liability component:
Principal amount of the 2017 Convertible Notes	$457,918	$600,000
Unamortized discount of liability component	(1,977)	(18,135)
Hedge accounting adjustment – sale of interest rate swap	571	5,241
Unamortized debt issuance costs associated with 2017 Convertible Notes	$(184)	$(1,689)
Net carrying value of the 2017 Convertible Notes	$456,328	$585,417

Equity component (including temporary equity) – net carrying value	$50,688	$66,415

The remaining unamortized debt discount, net of the hedge accounting adjustment from the sale of the interest rate swap, is being amortized as additional non-cash interest expense over the expected remaining term of the 2017 Convertible Notes. As of April 1, 2017, the remaining term of the 2017 Convertible Notes is 0.2 years. As of April 1, 2017, the if-converted value of the outstanding 2017 Convertible Notes was $935.8 million.

Interest expense related to the 2017 Convertible Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Contractual coupon interest	$14,652	$15,750	$15,750
Amortization of debt issuance costs	1,398	1,448	1,448
Amortization of debt discount, net	10,670	11,052	11,052
Total interest expense related to the 2017 Convertible Notes	$26,720	$28,250	$28,250

2019 and 2021 Notes

On March 12, 2014, the Company issued $500 million principal amount of 2.125% 2019 Notes and $500 million principal amount of 3.000% 2021 Notes with maturity dates of March 15, 2019 and March 15, 2021, respectively. The 2019 and 2021 Notes were offered to the public at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 and 2021 Notes is payable semiannually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the lives of the 2019 and 2021 Notes.

The following table summarizes the carrying value of the 2019 and 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	2017	2016
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(1,037)	(1,560)
Unamortized debt issuance costs associated with the 2019 Notes	(654)	(996)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(2,107)	(2,605)
Unamortized debt issuance costs associated with the 2021 Notes	(955)	(1,200)
Total senior notes	$995,247	$993,639

Interest expense related to the 2019 and 2021 Notes was included in interest and other expense, net on the consolidated statements of income as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Contractual coupon interest	$25,625	$25,625	$25,625
Amortization of debt issuance costs	586	586	586
Amortization of debt discount, net	1,022	995	970
Total interest expense related to the 2019 and 2021 Notes	$27,233	$27,206	$27,181

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of April 1, 2017, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 13. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of April 1, 2017 and April 2, 2016, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In November 2014, the Board authorized the repurchase of $800.0 million of the Company's common stock. In May 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures. The 2014 and 2016 Repurchase Programs have no stated expiration date.

Through April 1, 2017, the Company has used all of the $800.0 million authorized under the 2014 Repurchase Program and $317.9 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $682.1 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 1, 2017 and April 2, 2016.

During fiscal 2017, the Company repurchased 9.9 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of approximately $522.0 million. During fiscal 2016, the Company repurchased 9.7 million shares of common stock in the open market for a total of $443.2 million.

Note 14.	Income Taxes

The provision for income taxes consists of the following:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Federal:
Current	$(19,097)	$21,366	$61,308
Deferred	64,158	42,146	17,121
	45,061	63,512	78,429
State:
Current	(938)	2,447	3,330
Deferred	3,093	1,781	1,803
	2,155	4,228	5,133
Foreign:
Current	21,121	18,016	9,433
Deferred	231	202	(1,135)
	21,352	18,218	8,298
Total	$68,568	$85,958	$91,860

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Domestic	$41,031	$37,568	$110,881
Foreign	650,049	599,257	629,195
Income before income taxes	$691,080	$636,825	$740,076

As a result of the early adoption of new authoritative guidance on accounting for share-based payments in the first quarter of fiscal 2017, the Company recorded excess tax benefits associated with stock-based compensation of $15.4 million in the provision for income taxes during fiscal 2017. The excess tax benefits associated with stock-based compensation that were recorded in additional paid-in capital in prior fiscal years, were $11.4 million and $13.9 million, for fiscal 2016 and 2015, respectively.

As of April 1, 2017, the Company had federal and state net operating loss carryforwards of approximately $15.9 million. If unused, these carryforwards will expire at various dates through fiscal 2031. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had $4.6 million of low income housing tax credit carryforwards with expiration in fiscal 2037. The Company had state research tax credit carryforwards of approximately $164.5 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $111.6 million that is not likely to be recovered and has been reduced by a valuation allowance.

Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no U.S. taxes have been provided, are approximately $3.46 billion as of April 1, 2017. The residual U.S. tax liability, if such amounts were remitted, would be approximately $1.17 billion.

The provision for income taxes reconciles to the amount derived by applying the federal statutory income tax rate to income before provision for taxes as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Income before provision for taxes	$691,080	$636,825	$740,076
Federal statutory tax rate	35%	35%	35%
Computed expected tax	241,878	222,889	259,027
State taxes, net of federal benefit	1,741	3,177	2,458
Foreign earnings at lower tax rates	(119,616)	(112,942)	(141,372)
Tax credits	(34,146)	(25,211)	(26,633)
Excess benefits from stock-based compensation	(15,396)	—	—
Other	(5,893)	(1,955)	(1,620)
Provision for income taxes	$68,568	$85,958	$91,860

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. The benefits of Pioneer Status in Singapore for fiscal 2017, fiscal 2016 and fiscal 2015 were approximately $55.9 million ($0.21 per diluted share), $51.3 million ($0.19 per diluted share), and $66.0 million ($0.24 per diluted share), respectively, on income considered permanently reinvested outside the U.S. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following as of April 1, 2017 and April 2, 2016:

(In thousands)	2017	2016
Deferred tax assets:
Stock-based compensation	$22,050	$22,128
Deferred income on shipments to distributors	8,167	9,307
Accrued expenses	9,567	32,771
Tax credit carryforwards	109,681	95,424
Deferred compensation plan	32,518	27,412
Low income housing and other investments	8,163	8,265
Other	17,628	11,538
Subtotal	207,774	206,845
Valuation allowance	(72,520)	(62,179)
Total deferred tax assets	135,254	144,666
Deferred tax liabilities:
Unremitted foreign earnings	(383,312)	(335,522)
Convertible debt	(1,573)	(2,349)
Other	(4,002)	(1,699)
Total deferred tax liabilities	(388,887)	(339,570)
Total net deferred tax liabilities	$(253,633)	$(194,904)

Long-term deferred tax assets of $64.4 million and $66.6 million as of April 1, 2017 and April 2, 2016, respectively, were included in other assets on the consolidated balance sheet.

As of April 1, 2017 and April 2, 2016, gross deferred tax assets were offset by valuation allowances of $72.5 million and $62.2 million, respectively, which were associated with state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits for fiscal 2017 and 2016 were as follows:

(In thousands)	2017	2016
Balance as of beginning of fiscal year	$33,999	$30,089
Increases in tax positions for prior years	—	786
Decreases in tax positions for prior years	(10,078)	(606)
Increases in tax positions for current year	6,556	4,757
Settlements	—	(85)
Lapses in statutes of limitation	(40)	(942)
Balance as of end of fiscal year	$30,437	$33,999

If the remaining balance of $30.4 million and $34.0 million of unrecognized tax benefits as of April 1, 2017 and April 2, 2016, respectively, were realized in a future period, it would result in a tax benefit of $8.5 million and $15.3 million, respectively, thereby reducing the effective tax rate.

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

The Company had been subject to examination by the IRS for fiscal 2012 through 2014. During the fourth quarter of fiscal 2016, the IRS completed its fieldwork and the case was forwarded to the Joint Committee on Taxation for review. On July 29, 2016, the

Company received written notification that the Joint Committee had completed its review and had taken no exception to the conclusions reached by the IRS.

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

Note 15. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Geographic revenue information for fiscal 2017, 2016 and 2015 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

	Year Ended
(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
North America:
United States	$606,150	$592,422	$625,434
Other (individual countries less than 10%)	132,300	118,240	112,900
Total North America	738,450	710,662	738,334

Asia Pacific:
China	597,310	520,562	573,007
Other (individual countries less than 10%)	358,844	335,304	357,598
Total Asia Pacific	956,154	855,866	930,605

Europe	456,585	424,685	477,102
Japan	198,141	222,668	231,303
Worldwide total	$2,349,330	$2,213,881	$2,377,344

Net long-lived assets by country at fiscal year-ends were as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
United States	$211,995	$191,400	$195,353
Foreign:
Ireland	40,626	43,011	46,216
Singapore	39,345	36,029	43,020
Other (individual countries less than 10%)	11,859	12,906	16,449
Total foreign	91,830	91,946	105,685
Worldwide total	$303,825	$283,346	$301,038

Note 16.	Litigation Settlements and Contingencies

Patent Litigation

On November 7, 2014, the Company filed a complaint for declaratory judgment against Papst Licensing GmbH & Co., KG (Papst) in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Papst Licensing GmbH & Co., KG, Case No. 3:14-CV-04963) (the California Action). On the same date, a patent infringement lawsuit was filed by Papst against the Company in the U.S. District Court for the District of Delaware (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 1:14-CV-01376) (the Delaware Action). Both the California Action and the Delaware Action pertain to the same two patents. In the Delaware Action, Papst seeks unspecified damages, interest and costs. On September 1, 2015, the Court in the Delaware Action granted the Company's motion to transfer the Delaware Action to the U.S. District Court for the Northern District of California (Papst Licensing GmbH & Co., KG v. Xilinx, Inc., Case No. 3:16-cv-00925-EDL). On June 9, 2016, the Court in the transferred Delaware Action granted the Company’s motion for judgment on the pleadings, determining that each of the asserted claims is directed to a patent-ineligible abstract idea and dismissing Papst’s claims for infringement. On July 8, 2016, Papst filed a notice of appeal from the judgment in favor of the Company. On April 12, 2017, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the lower court’s dismissal. In the California Action, on July 9, 2015, the Court granted Papst's motion to dismiss for lack of personal jurisdiction, and the California Action was dismissed. The Company appealed the decision, and, on February 15, 2017 the Federal Circuit reversed the lower court decision. On April 21, 2017, Papst granted Xilinx a covenant not to sue for infringement of the patents-in-suit and Xilinx voluntarily dismissed the California Action without prejudice. On April 24, 2017, the California Action was dismissed without prejudice.

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

On February 1, 2017, a patent infringement lawsuit was filed by Godo Kaisha IP Bridge 1 (IP Bridge) against the Company in the U.S. District Court for the Eastern District of Texas (Godo Kaisha IP Bridge 1 v. Xilinx, Inc., Case. No. 2:17-cv-00100).  The lawsuit pertains to two patents and IP Bridge seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction or an on-going royalty.  On the same date, the Company filed a complaint for declaratory judgment of patent non-infringement against IP Bridge in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Godo Kaisha IP Bridge 1, Case No. 5:17-cv-00509). The complaint filed by the Company pertains to twelve patents and sought judgment of non-infringement by Xilinx, as well as costs, expenses and attorneys’ fees.  The Company is unable to estimate its range of possible loss, if any, in these matters at this time.

On March 17, 2017, a patent infringement lawsuit was filed by Anza Technology, Inc. (Anza) against the Company in the U.S. District Court for the District of Colorado (Anza Technology, Inc. v. Xilinx, Inc., Case No. 1:17-cv-00687).  The lawsuit pertains to three patents and Anza seeks unspecified damages, attorney fees, interest, costs, and expenses.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

On April 4, 2017, Mountjoy Chilton Medley, LLP filed a third-party complaint against Xilinx and others in the United States District Court for the Middle District of Pennsylvania (Case No. 4:15-cv-01622-MWB).  The complaint alleges that to the extent the third-party plaintiff is found liable, that the actions or inactions of Xilinx and others entitles the third-party plaintiff to apportionment of damages based on the allegations against Xilinx in the case filed by the Chapter 7 Trustee of Valley Forge Composite Technologies, Inc.  Xilinx has not yet responded to the third-party complaint.  The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

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

Note 17.	Goodwill and Acquisition-Related Intangibles

As of April 1, 2017 and April 2, 2016, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	2017	2016	Amortization Life
Goodwill	$161,287	$159,296
Core technology, gross	79,981	77,640
Less accumulated amortization	(76,512)	(71,472)
Core technology, net	3,469	6,168	5.6 years
Other intangibles, gross	46,766	46,606
Less accumulated amortization	(46,659)	(46,572)
Other intangibles, net	107	34	2.6 years
Total acquisition-related intangibles, gross	126,747	124,246
Less accumulated amortization	(123,171)	(118,044)
Total acquisition-related intangibles, net	$3,576	$6,202

Amortization expense for acquisition-related intangibles for fiscal 2017, 2016 and 2015 were $5.1 million, $6.6 million and $9.5 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of April 1, 2017, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2018	$1,923
2019	561
2020	468
2021	468
2022	156
Total	$3,576

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $12.9 million, $11.0 million and $13.0 million in fiscal 2017, 2016 and 2015, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) account. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 25% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 25% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of April 1, 2017, there were more than 176 participants in the Plan who self-direct their contributions into investment options offered by the Plan. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of April 1, 2017, Plan assets of $81.1 million were included in other assets within the consolidated balance sheet and obligations of $88.1 million were included in accrued payroll and related liabilities. As of April 2, 2016, Plan assets were $67.0 million and obligations were $74.2 million.

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

Note 20. Restructuring Charges

During the fourth quarter of fiscal 2015, the Company announced restructuring measures designed to realign resources and drive overall operating efficiencies. These measures impacted approximately 120 positions, or 3% of the Company's global workforce, in various geographies and functions worldwide. The Company recorded total restructuring charges of $24.5 million in the fourth quarter of fiscal 2015, primarily related to severance pay expenses (which were paid in full as of the end of fiscal 2017) and write-offs of acquisition-related intangibles.

Note 21. Subsequent Events

On April 25, 2017, the Company's Board of Directors declared a cash dividend of $0.35 per common share for the first quarter of fiscal 2018. The dividend is payable on June 1, 2017 to stockholders of record as of May 17, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. as of April 1, 2017 and April 2, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 1, 2017. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xilinx, Inc. at April 1, 2017 and April 2, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xilinx, Inc.'s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 15, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Xilinx, Inc.
We have audited Xilinx, Inc.'s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Xilinx, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Xilinx, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xilinx, Inc. as of April 1, 2017 and April 2, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 1, 2017 of Xilinx, Inc. and our report dated May 15, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
May 15, 2017

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended March 28, 2015:
Allowance for doubtful accounts	$3,355	$—	$2	$3,353
Allowance for deferred tax assets	$43,004	$10,623	$1,075	$52,552
For the year ended April 2, 2016:
Allowance for doubtful accounts	$3,353	$—	$12	$3,341
Allowance for deferred tax assets	$52,552	$9,834	$207	$62,179
For the year ended April 1, 2017:
Allowance for doubtful accounts	$3,341	$—	$141	$3,200
Allowance for deferred tax assets	$62,179	$10,341	$—	$72,520

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended April 1, 2017 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$574,981	$579,209	$585,688	$609,452
Gross margin	406,684	403,334	407,455	423,641
Income before income taxes	181,618	175,662	162,580	171,220
Net income	163,049	164,192	141,846	153,425
Net income per common share: (2)
Basic	$0.64	$0.65	$0.57	$0.62
Diluted	$0.61	$0.61	$0.52	$0.57
Shares used in per share calculations:
Basic	252,901	253,466	250,982	249,014
Diluted	266,206	270,373	270,781	267,157
Cash dividends declared per common share	$0.33	$0.33	$0.33	$0.33

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 was a 52-week year and each quarter was a 13-week quarter.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of April 1, 2017.

The effectiveness of the Company's internal control over financial reporting as of April 1, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended April 1, 2017 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
2007 Equity Plan	7,121	(1)	$29.49	(2)	12,459	(3)
Employee Stock Purchase Plan	N/A		N/A		8,233
Total-Approved Plans	7,121		$29.49		20,692
Equity Compensation Plans NOT Approved by Security Holders	—		$—		—
Total-All Plans	7,121		$29.49		20,692

(1)	Includes approximately 7.0 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(2)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013, August 13, 2014 and August 10, 2016, our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares, 3.0 million shares and 2.5 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of March 31, 2017	8-K	000-18548	3.2	4/3/2017
4.1		Indenture, dated as of March 5, 2007, between the Company as Issuer and The Bank of New York Trust Company, N. A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture, dated as of June 9, 2010, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Indenture, dated as of June 14, 2007, between the Company as Issuer and The Bank of New Mellon Trust Company, N.A. as Trustee	S-3	333-143769	4.4	6/15/2007
4.4		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	8-K	000-18548	4.01	3/13/2014
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	5/30/2014
10.2	*	1997 Stock Plan and Form of Stock Option Agreement	S-8	333-127318	4.2	8/9/2005
10.3P	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.4	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix A	6/1/2016
10.5	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.6	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.7	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007
10.8	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.11	+	Master Distributor Agreement, dated as of March 12, 2014, between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.12	*	Summary of Fiscal Year 2018 Executive Incentive Plan	8-K	000-18548	N/A	5/12/2017
10.13	*	Form of Change in Control Agreement	8-K	000-18548	10.2	1/20/2016
10.14	*	Amendment and Restatement of Employment Agreement with Moshe Gavrielov	8-K	000-18548	10.1	4/12/2017
10.15		Amendment, dated as of February 20, 2015, to Master Distributor Agreement between the Company and Avnet, Inc.					X
10.16	+	Amendment, dated as of March 28, 2016, to Master Distributor Agreement between the Company and Avnet, Inc.					X
10.17	+	Addendum, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.					X
10.18		Amendment, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.					X
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.
P	Filed on Paper

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2017

XILINX, INC.
By:	/s/ Moshe N. Gavrielov
Moshe N. Gavrielov,
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Moshe N. Gavrielov and Lorenzo A. Flores, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Moshe N. Gavrielov	President and Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2017
(Moshe N. Gavrielov)

/s/ Lorenzo A. Flores	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 15, 2017
(Lorenzo A. Flores)

/s/ Dennis Segers	Chairman of the Board of Directors	May 15, 2017
(Dennis Segers)

/s/ Saar Gillai	Director	May 15, 2017
(Saar Gillai)

/s/ Ronald S. Jankov	Director	May 15, 2017
(Ronald S. Jankov)

/s/ Thomas H. Lee	Director	May 15, 2017
(Thomas H. Lee)

/s/ J. Michael Patterson	Director	May 15, 2017
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 11, 2017
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 15, 2017
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 15, 2017
(Elizabeth W. Vanderslice)