Form 10-Q
period 2017-07-01
XILINX INC
filed 2017-07-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 14, 2017
Common Stock, $0.01 par value	248,601,515

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	July 1, 2017	July 2, 2016
Net revenues	$615,446	$574,981
Cost of revenues	192,095	168,297
Gross margin	423,351	406,684
Operating expenses:
Research and development	153,051	136,125
Selling, general and administrative	89,175	83,110
Amortization of acquisition-related intangibles	705	1,244
Total operating expenses	242,931	220,479
Operating income	180,420	186,205
Interest and other income (expense), net	1,839	(4,587)
Income before income taxes	182,259	181,618
Provision for income taxes	15,014	18,569
Net income	$167,245	$163,049
Net income per common share:
Basic	$0.67	$0.64
Diluted	$0.63	$0.61
Cash dividends per common share	$0.35	$0.33
Shares used in per share calculations:
Basic	247,911	252,901
Diluted	265,797	266,206

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Net income	$167,245	$163,049
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale securities	5,250	3,726
Reclassification adjustment for gains on available-for-sale securities	(48)	(48)
Net change in unrealized gains (losses) on hedging transactions	1,425	(195)
Reclassification adjustment for gains on hedging transactions	(338)	(293)
Cumulative translation adjustment, net	1,760	36
Other comprehensive income	8,049	3,226
Total comprehensive income	$175,294	$166,275

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 1, 2017	April 1, 2017 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,059,355	$966,695
Short-term investments	2,588,207	2,354,762
Accounts receivable, net	268,257	243,915
Inventories	215,210	227,033
Prepaid expenses and other current assets	96,879	87,711
Total current assets	4,227,908	3,880,116
Property, plant and equipment, at cost	846,192	839,458
Accumulated depreciation and amortization	(542,982)	(535,633)
Net property, plant and equipment	303,210	303,825
Long-term investments	106,862	116,288
Goodwill	161,287	161,287
Acquisition-related intangibles, net	2,871	3,576
Other assets	284,924	275,440
Total Assets	$5,087,062	$4,740,532
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,234	$108,293
Accrued payroll and related liabilities	202,230	176,601
Income taxes payable	8,282	6,309
Deferred income on shipments to distributors	43,750	54,567
Other accrued liabilities	79,337	95,098
Current portion of long-term debt	—	456,328
Total current liabilities	439,833	897,196
Long-term debt	1,737,410	995,247
Deferred tax liabilities	346,566	317,639
Long-term income taxes payable	5,294	4,503
Other long-term liabilities	19,692	16,908
Commitments and contingencies	—	—
Temporary equity (Note 10)	—	1,406
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,481	2,480
Additional paid-in capital	808,821	803,522
Retained earnings	1,743,597	1,726,312
Accumulated other comprehensive loss	(16,632)	(24,681)
Total stockholders’ equity	2,538,267	2,507,633
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,087,062	$4,740,532

[1] Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$167,245	$163,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,232	11,625
Amortization	3,729	3,713
Stock-based compensation	32,036	29,404
Net gain on sale of available-for-sale securities	(446)	(209)
Amortization of debt discounts	1,676	3,016
Provision for deferred income taxes	26,058	(1,493)
Changes in assets and liabilities:
Accounts receivable, net	(24,342)	90,444
Inventories	11,691	(16,828)
Prepaid expenses and other current assets	(5,023)	3,044
Other assets	(8,690)	(3,572)
Accounts payable	(3,049)	11,784
Accrued liabilities	2,519	6,633
Income taxes payable	(12,910)	18,248
Deferred income on shipments to distributors	(10,818)	19,778
Net cash provided by operating activities	190,908	338,636
Cash flows from investing activities:
Purchases of available-for-sale securities	(832,705)	(891,186)
Proceeds from sale and maturity of available-for-sale securities	613,396	827,689
Purchases of property, plant and equipment	(9,926)	(20,637)
Other investing activities	(3,008)	(3,500)
Net cash used in investing activities	(232,243)	(87,634)
Cash flows from financing activities:
Repurchases of common stock	(67,062)	(100,154)
Restricted stock units withholdings	(933)	(626)
Proceeds from issuance of common stock through various stock plans	2,003	11,923
Payment of dividends to stockholders	(87,303)	(83,599)
Repayment of convertible debt	(457,918)	—
Proceeds from issuance of long-term debt, net	745,871	—
Other financing activities	(663)	—
Net cash provided by (used in) financing activities	133,995	(172,456)
Net increase in cash and cash equivalents	92,660	78,546
Cash and cash equivalents at beginning of period	966,695	503,816
Cash and cash equivalents at end of period	$1,059,355	$582,362
Supplemental disclosure of cash flow information:
Interest paid	$5,795	$7,875
Income taxes paid, net	$1,873	$1,832
See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended April 1, 2017. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal year 2018 and fiscal year 2017 are both 52-week years ending on March 31, 2018 and April 1, 2017, respectively. The quarters ended July 1, 2017 and July 2, 2016 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In April 2014, the Financial Accounting Standard Board (FASB) issued the authoritative guidance, as amended, that outlines a new global revenue recognition standard that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs. The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The authoritative guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new authoritative guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new authoritative guidance on its consolidated financial statements, including selection of the transition method.  However, assuming all other revenue recognition criteria have been met, it is expected that the new authoritative guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery (Sell-In), subject to estimated allowance for distributor price adjustments and rights of return, rather than deferring the distributor sales upon product delivery and subsequently recognizing revenue when the product is sold by the distributor to the end customer (Sell-Through). Upon adoption, the Company currently expects that it will record the balance of the deferred revenue (subject to true-ups) under the Sell-Through to retained earnings, and the impact would be offset by the recognition of revenue on shipments post adoption under Sell-In. The Company continues to evaluate the impact to revenues and related disclosures related to the pending adoption of the new guidance and the preliminary assessments are subject to change. Depending on timing of customer orders, timing of shipment to distributors and to end customers, distributor inventory strategies and other factors that may be beyond the Company's control, the difference in revenue recognized under Sell-Through and Sell-In could be material in the future. The authoritative guidance will be effective for the Company beginning in fiscal year 2019 as the Company decided not to early adopt it in fiscal year 2018.

In January 2016, the FASB issued the final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option. The new authoritative guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. The authoritative guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for Xilinx would be the first quarter of fiscal year 2019. Upon adoption, the Company would record all of the unrealized gains or losses from its investment in mutual funds to retained earnings, and subsequent changes in fair value from such investments will be recorded under its consolidated statements of income.

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

In October 2016, the FASB issued authoritative guidance for accounting for income taxes which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted as of the beginning of the annual period. The authoritative guidance will be effective for the Company beginning in fiscal year 2019 as the Company decided not to early adopt it in fiscal year 2018. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In May 2017, the FASB issued authoritative guidance that clarifies the scope of modification accounting for share-based compensation. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, which for Xilinx would be the first quarter of fiscal year 2019. Early adoption is permitted as of the beginning of the annual period. The authoritative guidance will be effective for the Company beginning in fiscal year 2019 as the Company decided not to early adopt it in fiscal year 2018. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of July 1, 2017 and April 1, 2017, Avnet accounted for 68% and 59% of the Company’s total net accounts receivable, respectively. Resale of product through Avnet accounted for 41% and 42% of the Company’s worldwide net revenues in the first quarter of fiscal years 2018 and 2017, respectively. While they may fluctuate quarter over quarter due to timing of shipment or cash collections, the percentage of accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical ranges.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal years 2018 and 2017.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 85% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of July 1, 2017, approximately 32% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal year 2018 and the Company did not adjust or override any fair value measurements as of July 1, 2017.

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

The Company’s Level 2 assets consist of financial institution securities, non-financial institution securities, U.S. agency securities, foreign government and agency securities, mortgage-backed securities, debt mutual funds, bank loans, asset-backed securities and commercial mortgage-backed securities. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and interest rate swap contracts.

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

The Company has no Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and April 1, 2017:

	July 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$379,788	$—	$—	$379,788
Financial institution securities	—	124,968	—	124,968
Non-financial institution securities	—	232,666	—	232,666
U.S. government and agency securities	24,995	64,466	—	89,461
Foreign government and agency securities	—	164,883		164,883
Short-term investments:
Financial institution securities	—	299,618	—	299,618
Non-financial institution securities	—	201,308	—	201,308
U.S. government and agency securities	26,311	41,483	—	67,794
Foreign government and agency securities	—	229,241	—	229,241
Mortgage-backed securities	—	1,139,975	—	1,139,975
Debt mutual funds	—	34,107	—	34,107
Bank loans	—	164,744	—	164,744
Asset-backed securities	—	221,225	—	221,225
Commercial mortgage-backed securities	—	230,195	—	230,195
Long-term investments:
Mortgage-backed securities	—	49,597	—	49,597
Debt mutual fund	—	55,790	—	55,790
Asset-backed securities	—	1,475	—	1,475
Total assets measured at fair value	$431,094	$3,255,741	$—	$3,686,835
Liabilities
Derivative financial instruments, net	$—	$501	$—	$501
Total liabilities measured at fair value	$—	$501	$—	$501
Net assets measured at fair value	$431,094	$3,255,240	$—	$3,686,334

	April 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$298,307	$—	$—	$298,307
Financial institution securities	—	158,962	—	158,962
Non-financial institution securities	—	205,322	—	205,322
U.S. government and agency securities	2,998	50,984	—	53,982
Foreign government and agency securities	—	177,310	—	177,310
Short-term investments:
Financial institution securities	—	189,835	—	189,835
Non-financial institution securities	—	203,938	—	203,938
U.S. government and agency securities	31,732	44,820	—	76,552
Foreign government and agency securities	—	144,811	—	144,811
Mortgage-backed securities	—	1,115,403	—	1,115,403
Debt mutual fund	—	34,068	—	34,068
Bank loans	—	154,014	—	154,014
Asset-backed securities	—	218,170	—	218,170
Commercial mortgage-backed securities	—	217,971	—	217,971
Long-term investments:
Mortgage-backed securities	—	60,099	—	60,099
Debt mutual fund	—	54,608	—	54,608
Asset-backed securities	—	1,581	—	1,581
Derivative financial instruments, net	—	1,661	—	1,661
Total assets measured at fair value	$333,037	$3,033,557	$—	$3,366,594

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Balance as of beginning of period	$—	$9,977
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	91
Balance as of end of period	$—	$10,068

As of July 1, 2017, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1,

2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of July 1, 2017 were approximately $502.1 million, $511.4 million and $752.5 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	July 1, 2017				April 1, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$379,788	$—	$—	$379,788	$298,307	$—	$—	$298,307
Financial institution
securities	424,586	—	—	424,586	348,797	—	—	348,797
Non-financial institution
securities	433,609	700	(335)	433,974	409,109	647	(496)	409,260
U.S. government and
agency securities	157,433	4	(182)	157,255	130,749	8	(223)	130,534
Foreign government and
agency securities	394,121	3	—	394,124	322,172	—	(51)	322,121
Mortgage-backed securities	1,194,714	5,407	(10,549)	1,189,572	1,186,732	3,527	(14,757)	1,175,502
Asset-backed securities	222,552	589	(441)	222,700	220,033	404	(686)	219,751
Debt mutual funds	101,350	—	(11,453)	89,897	101,350	—	(12,674)	88,676
Bank loans	164,300	604	(160)	164,744	153,281	839	(106)	154,014
Commercial mortgage-
backed securities	233,242	246	(3,293)	230,195	221,504	146	(3,679)	217,971
	$3,705,695	$7,553	$(26,413)	$3,686,835	$3,392,034	$5,571	$(32,672)	$3,364,933

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of July 1, 2017 and April 1, 2017:

	July 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$73,844	$(334)	$1,018	$(1)	$74,862	$(335)
U.S. government and
agency securities	53,539	(178)	4,596	(4)	58,135	(182)
Mortgage-backed securities	809,678	(9,098)	95,890	(1,451)	905,568	(10,549)
Asset-backed securities	125,635	(418)	5,858	(23)	131,493	(441)
Debt mutual fund	—	—	89,897	(11,453)	89,897	(11,453)
Bank loans	35,556	(160)	—	—	35,556	(160)
Commercial mortgage-
backed securities	150,751	(1,216)	24,435	(2,077)	175,186	(3,293)
	$1,249,003	$(11,404)	$221,694	$(15,009)	$1,470,697	$(26,413)

	April 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$68,850	$(492)	$1,022	$(4)	$69,872	$(496)
U.S. government and
agency securities	64,895	(223)	—	—	64,895	(223)
Mortgage-backed securities	811,058	(11,872)	139,931	(2,885)	950,989	(14,757)
Asset-backed securities	119,845	(651)	4,689	(35)	124,534	(686)
Debt mutual funds	—	—	88,676	(12,674)	88,676	(12,674)
Bank loans	15,139	(106)	—	—	15,139	(106)
Foreign government and
agency securities	64,857	(51)	—	—	64,857	(51)
Commercial mortgage-
backed securities	165,393	(1,706)	24,362	(1,973)	189,755	(3,679)
	$1,310,037	$(15,101)	$258,680	$(17,571)	$1,568,717	$(32,672)

As of July 1, 2017, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds, commercial mortgage-backed securities and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of July 1, 2017 and April 1, 2017 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of July 1, 2017 and April 1, 2017, the majority of which were related to debt mutual funds due to foreign currency and interest rate fluctuations. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans, mortgage-backed securities and commercial mortgage-backed securities), by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	July 1, 2017
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,224,751	$1,224,739
Due after one year through five years	477,162	475,193
Due after five years through ten years	319,892	319,444
Due after ten years	1,202,752	1,197,774
	$3,224,557	$3,217,150

As of July 1, 2017, $1.98 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market and debt mutual funds because these funds do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Proceeds from sale of available-for-sale securities	$119,922	$99,474
Gross realized gains on sale of available-for-sale securities	$832	$721
Gross realized losses on sale of available-for-sale securities	(386)	(512)
Net realized gains on sale of available-for-sale securities	$446	$209
Amortization of premiums on available-for-sale securities	$5,522	$6,762

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

As of July 1, 2017 and April 1, 2017, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	July 1, 2017	April 1, 2017
Singapore Dollar	$21,884	$22,012
Euro	20,073	18,553
Indian Rupee	33,175	31,121
British Pound	9,896	10,813
Japanese Yen	3,759	3,757
	$88,787	$86,256

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2019. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

As of July 1, 2017, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of July 1, 2017 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was immaterial and included in the net income for all periods presented.

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the three months ended July 1, 2017, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $3.5 million, which was recorded as a derivative liability for the interest rate swap contacts and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented.

The Company had the following derivative instruments as of July 1, 2017 and April 1, 2017, located on the condensed consolidated balance sheets, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts and Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
July 1, 2017	Prepaid expenses and other current assets	$3,167	Other accrued liabilities	$174
	Other assets	$—	Other long-term liabilities	$3,494
April 1, 2017	Prepaid expenses and other current assets	$2,424	Other accrued liabilities	$763
	Other assets	$—	Other long-term liabilities	$—

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheets for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal years 2018 and 2017:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$1,086	$(488)

Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$357	$(293)

Amount of gains (losses) recorded (ineffective portion) *	$(19)	$8

*	Recorded in interest and other income (expense), net within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Stock-based compensation included in:
Cost of revenues	$2,150	$2,119
Research and development	17,466	15,120
Selling, general and administrative	12,420	12,165
	$32,036	$29,404

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first quarter of fiscal year 2018 and the entire fiscal year 2017. The Company's stock-based compensation expenses related to options during the first quarter of fiscal year 2018 and the number of options outstanding as of July 1, 2017 were not material. As of July 1, 2017, 12.2 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months ended July 1, 2017 and July 2, 2016 was $2.8 million and $12.6 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93
Granted	317	$57.99
Vested	(1,439)	$41.45
Cancelled	(95)	$44.14
July 1, 2017	5,771	$43.66

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2018 was $57.99 ($42.52 for the first quarter of fiscal 2017), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 1, 2017	July 2, 2016
Risk-free interest rate	1.7%	1.0%
Dividend yield	2.3%	2.8%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In the condensed consolidated statement of cash flows, these amounts have been included as a reduction in the cash proceeds from issuance of common stock under our various stock plans. During the first three months of fiscal years 2018 and 2017, we withheld $25.6 million and $26.7 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the first three months of fiscal years 2018 and 2017, the Company realized tax benefits of $11.6 million and $6.8 million, respectively, in the condensed consolidated statement of income as a component of the provision for income taxes.

Employee Stock Purchase Plan

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model. Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Therefore, no shares were issued during the first quarter of fiscal years 2018 or 2017. The next scheduled purchase under the ESPP is in the second quarter of fiscal year 2018. As of July 1, 2017, 8.2 million shares were available for future issuance under the Company's ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	July 1, 2017	July 2, 2016
Net income available to common stockholders	$167,245	$163,049
Weighted average common shares outstanding-basic	247,911	252,901
Dilutive effect of employee equity incentive plans	3,817	3,064
Dilutive effect of 2017 Convertible Notes and warrants	14,069	10,241
Weighted average common shares outstanding-diluted	265,797	266,206
Basic net income per common share	$0.67	$0.64
Diluted net income per common share	$0.63	$0.61

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans, the incremental shares issuable assuming conversion of the Company's $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), before its maturity on June 15, 2017, and exercise of warrants on a weighted-average outstanding basis. The 2017 Convertible Notes matured during the quarter, and the Company exercised its call options to neutralize the dilutive effect of the incremental shares from the 2017 Convertible Notes. Because the number of diluted shares in the above table for the three months ended July 1, 2017 was calculated based on a weighted-average outstanding basis, it included approximately 6.0 million shares of dilutive impact from the 2017 Convertible Notes through the maturity date. Such impact will no longer be applicable in future periods. See "Note 10. Debt and Credit Facility" for more discussion of the Company's debt, call options and warrants.

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 152 thousand and 297 thousand shares for the first quarter of fiscal years 2018 and 2017, respectively, were excluded from the diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	July 1, 2017	April 1, 2017
Raw materials	$14,208	$14,517
Work-in-process	152,820	161,120
Finished goods	48,182	51,396
	$215,210	$227,033

Note 10.	Debt and Credit Facility

2017 Convertible Notes

During the first quarter of fiscal year 2018, the Company received conversion requests from the remaining holders of the 2017 Convertible Notes. Upon settlement, the holders received a cash payment equal to the par value of the 2017 Convertible Notes of $457.9 million, as well as 9.0 million shares of the Company's common stock. In conjunction with the settlement, the Company exercised its call options on its shares of common stock that it purchased to hedge against the dilution from the conversion of the 2017 Convertible Notes, and received 9.0 million shares from the hedge counterparties. As of the end of the first quarter of fiscal year 2018, the 2017 Convertible Notes were no longer outstanding.

The carrying values of the liabilities and equity components of the 2017 Convertible Notes are reflected in the Company's condensed consolidated balance sheets as follows:

(In thousands)	July 1, 2017	April 1, 2017
Liability component:
Principal amount of the 2017 Convertible Notes	$—	$457,918
Unamortized discount of liability component	—	(1,977)
Hedge accounting adjustment – sale of interest rate swap	—	571
Unamortized debt issuance costs associated with 2017 Convertible Notes	—	(184)
Net carrying value of the 2017 Convertible Notes	$—	$456,328

Equity component (including temporary equity) – net carrying value	$—	$50,688

Prior to the conversion, interest expense related to the 2017 Convertible Notes was included in interest and other income (expense), net on the consolidated statements of income, and was recognized as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Contractual coupon interest	$2,300	$3,938
Amortization of debt issuance costs	184	362
Amortization of debt discount, net	1,406	2,763
Total interest expense related to the 2017 Convertible Notes	$3,890	$7,063

To reduce the hedging costs of purchasing the call options on its common stock as described above, the Company, under separate transactions, sold warrants to independent counterparties, which give the counterparties the right to purchase up to 21.1 million shares of the Company's common stock at $40.38 per share. These warrants expire on a gradual basis over a specified period starting on September 13, 2017 through November 7, 2017.

2019 and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of July 1, 2017, the remaining term of the 2019 Notes and 2021 Notes are 1.7 years and 3.7 years respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of July 1, 2017 and April 1, 2017:

(In thousands)	July 1, 2017	April 1, 2017
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(904)	(1,037)
Unamortized debt issuance costs associated with 2019 Notes	(569)	(654)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,979)	(2,107)
Unamortized debt issuance costs associated with 2021 Notes	(895)	(955)
Total carrying value	$995,653	$995,247

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Contractual coupon interest	$6,406	$6,406
Amortization of debt issuance costs	146	146
Amortization of debt discount, net	260	253
Total interest expense related to the 2019 Notes and 2021 Notes	$6,812	$6,805

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of July 1, 2017, the remaining term of the 2024 Notes is approximately 6.9 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. For the three months ended July 1, 2017, the Company earned a net interest amount of $643 thousand from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income as a reduction to interest expense. As of July 1, 2017, the fair value of the interest rate swap contracts was $3.5 million, which was recorded in other long-term liabilities.

The following table summarizes the carrying value of the 2024 Notes as of July 1, 2017 and April 1, 2017:

(In thousands)	July 1, 2017	April 1, 2017
Principal amount of the 2024 Notes	$750,000	$—
Unamortized discount of the 2024 Notes	(838)	—
Unamortized debt issuance costs associated with 2024 Notes	(3,911)	—
Carrying Value of the 2024 Notes	$745,251	$—
Fair value hedge adjustment — interest rate swap contracts	(3,494)	—
Net carrying value of the 2024 Notes	$741,757	$—

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Contractual coupon interest	$1,322	$—
Amortization of debt issuance costs	47	—
Amortization of debt discount, net	10	—
Total interest expense related to the 2024 Notes	$1,379	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of July 1, 2017, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date.

Through July 1, 2017, the Company had used $384.9 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $615.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of July 1, 2017 and April 1, 2017.

During the first quarter of fiscal year 2018, the Company repurchased 1.0 million shares of common stock for a total of $67.1 million and during the first quarter of fiscal year 2017, the Company repurchased 2.2 million shares of common stock for a total of $100.2 million.

Note 12.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Interest income	$13,414	$11,466
Interest expense	(12,081)	(13,868)
Other income (expense), net	506	(2,185)
Total interest and other income (expense), net	$1,839	$(4,587)

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	July 1, 2017	April 1, 2017
Accumulated unrealized losses on available-for-sale securities, net of tax	$(11,888)	$(17,091)
Accumulated unrealized gains on hedging transactions, net of tax	1,747	661
Accumulated cumulative translation adjustment, net of tax	(6,491)	(8,251)
Total accumulated other comprehensive loss	$(16,632)	$(24,681)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax provision of $15.0 million for the first quarter of fiscal year 2018 as compared to $18.6 million in the same prior year period, representing effective tax rates of 8% and 10%, respectively.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of July 1, 2017, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $90.0 million in the first quarter of fiscal year 2018 to $120.4 million. This increase was primarily attributable to a tax deduction to be claimed on an amended federal income tax return. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $13.2 million as of July 1, 2017. It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

The Company is no longer subject to U.S. federal audits by taxing authorities through fiscal year 2013, U.S. state audits through fiscal year 2010 and tax audits in Ireland through fiscal year 2011.

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

Fiscal Year	(In thousands)
2018 (remaining nine months)	$4,523
2019	4,772
2020	3,667
2021	2,398
2022	2,398
Thereafter	485
Total	$18,243

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $2.6 million as of July 1, 2017. Rent expense, net of rental income, under all operating leases was $1.2 million and $1.3 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Rental income was not material for the first quarter of fiscal years 2018 or 2017.

Other commitments as of July 1, 2017 totaled $119.9 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of July 1, 2017, the Company also had $44.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal year 2018 and the end of fiscal year 2017, the accrual balances of the product warranty liability were immaterial.

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

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945). On April 28, 2015, the United States Patent Trial and Appeal Board (PTAB) granted Xilinx's request for inter partes review (IPR) with respect to all claims in the litigation. On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR. On April 18, 2016, the PTAB issued a final written decision in which all of the asserted claims were found unpatentable. On June 14, 2016, PTI filed notice of appeal from the final written decision. On June 13, 2017, the Federal Circuit affirmed the PTAB’s findings of invalidity. On July 19, 2017, the U.S. District Court case was dismissed with prejudice.

On February 1, 2017, a patent infringement lawsuit was filed by Godo Kaisha IP Bridge 1 (IP Bridge) against the Company in the U.S. District Court for the Eastern District of Texas (Godo Kaisha IP Bridge 1 v. Xilinx, Inc., Case. No. 2:17-cv-00100).  The lawsuit pertains to two patents and IP Bridge seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction or an on-going royalty.  On the same date, the Company filed a complaint for declaratory judgment of patent non-infringement against IP Bridge in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Godo Kaisha IP Bridge 1, Case No. 5:17-cv-00509). The complaint filed by the Company pertained to twelve other patents and sought judgment of non-infringement by Xilinx, as well as costs, expenses and attorneys’ fees.  On June 15, 2017, IP Bridge granted Xilinx a royalty-free covenant not to sue for infringement of those twelve patents, and on June 16, 2017, the parties filed a stipulated dismissal without prejudice of the declaratory judgment action in California. The Company is unable to estimate its range of possible loss, if any, in these matters at this time.

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

On April 4, 2017, Mountjoy Chilton Medley, LLP filed a third-party complaint against Xilinx and others in the United States District Court for the Middle District of Pennsylvania (Case No. 4:15-cv-01622-MWB).  The complaint alleges that to the extent the third-party plaintiff is found liable, that the actions or inactions of Xilinx and others entitles the third-party plaintiff to apportionment of damages based on the allegations against Xilinx in the case filed by the Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. The parties have stipulated to extensions of time and therefore Xilinx has not yet responded to the third-party complaint. The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

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

As of July 1, 2017 and April 1, 2017, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	July 1, 2017	April 1, 2017	Amortization Life
Goodwill	$161,287	$161,287
Core technology, gross	79,981	79,981
Less accumulated amortization	(77,197)	(76,512)
Core technology, net	2,784	3,469	5.6 years
Other intangibles, gross	46,766	46,766
Less accumulated amortization	(46,679)	(46,659)
Other intangibles, net	87	107	2.6 years
Total acquisition-related intangibles, gross	126,747	126,747
Less accumulated amortization	(123,876)	(123,171)
Total acquisition-related intangibles, net	$2,871	$3,576

Amortization expense for acquisition-related intangibles for the three months ended July 1, 2017 and July 2, 2016 was $0.7 million and $1.2 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of July 1, 2017, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal Year	(In thousands)
2018 (remaining nine months)	$1,218
2019	561
2020	468
2021	468
2022	156
Total	$2,871

Note 19.	Subsequent Events

On July 25, 2017, the Company’s Board of Directors declared a cash dividend of $0.35 per common share for the second quarter of fiscal year 2018. The dividend is payable on August 30, 2017 to stockholders of record on August 10, 2017.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 1, 2017 filed with the SEC. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 1, 2017	July 2, 2016
Net revenues	100.0%	100.0%
Cost of revenues	31.2	29.3
Gross margin	68.8	70.7
Operating expenses:
Research and development	24.9	23.7
Selling, general and administrative	14.5	14.4
Amortization of acquisition-related intangibles	0.1	0.2
Total operating expenses	39.5	38.3
Operating income	29.3	32.4
Interest and other income (expense), net	0.3	(0.8)
Income before income taxes	29.6	31.6
Provision for income taxes	2.4	3.2
Net income	27.2%	28.4%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as Communications & Data Center, Industrial, Aerospace & Defense, and Broadcast, Consumer & Automotive. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and consist of the UltraScale+, UltraScale and 7-series product families.

•	Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal year 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28nm, 20nm and 16nm nodes into a category named Advanced Products while all other products are grouped in a category named Core Products.

Net revenues of $615.4 million in the first three months of fiscal year 2018 represented a 7% increase from the comparable prior year period of $575.0 million. Net revenues from Advanced Products increased in the first three months of fiscal year 2018 versus the comparable prior year period, but the increase was partially offset by the decline from our Core Products. No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal year 2018.

For the first three months of fiscal years 2018 and 2017, approximately 51% and 50%, respectively, of our net revenues were from products sold to distributors for subsequent resale to their customers. As of July 1, 2017, we had $62.1 million of deferred revenue and $18.3 million of deferred cost of revenues recognized as a net $43.8 million of deferred income on shipments to distributors. As of April 1, 2017, we had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statement of income will be different than the amount shown on the condensed consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal years 2018 and 2017 were as follows:

	Three Months Ended
(In millions)	July 1, 2017	% of Total	% Change	July 2, 2016	% of Total
Advanced Products	$322.1	52	33	$242.2	42
Core Products	293.3	48	(12)	332.8	58
Total net revenues	$615.4	100	7	$575.0	100

Net revenues from Advanced Products increased in the first three months of fiscal year 2018 compared to the comparable prior year period. The increase was a result of sales growth from our 28nm, 20nm and 16nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in the first three months of fiscal year 2018 from the comparable prior year period. The decrease was largely due to the decline in sales of our Virtex-5, Virtex-6 and few other older product families. Core Products are relatively mature products and as a result their sales are expected to decline over time.

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

Net revenues by end markets for the first quarter of fiscal years 2018 and 2017 were as follows:

	Three Months Ended
(% of total net revenues)	July 1, 2017	% Change in Dollars	July 2, 2016
Communications & Data Center	41%	(1)	44%
Industrial, Aerospace & Defense	42	17	39
Broadcast, Consumer & Automotive	17	6	17
Total net revenues	100%	7	100%

Net revenues from Communications & Data Center decreased in the first quarter of fiscal year 2018 from the comparable prior year period. The decrease was primarily due to lower sales from wireline and data center, but was partially offset by an increase in sales from wireless.

Net revenues from Industrial, Aerospace & Defense increased in the first quarter of fiscal year 2018 from the comparable prior year period. The increase was driven by higher sales from all sub-segments, primarily from test and measurement and industrial, scientific & medical.

Net revenues from Broadcast, Consumer & Automotive increased in the first three months of fiscal year 2018 from the comparable prior year period. The increase was primarily due to higher sales from audio, video and broadcast, and to a lesser extent from consumer.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal years 2018 and 2017 were as follows:

	Three Months Ended
(In millions)	July 1, 2017	% of Total	% Change	July 2, 2016	% of Total
North America	$175.3	29	(6)	$186.3	32
Asia Pacific	267.0	43	16	229.5	40
Europe	118.9	19	9	109.4	19
Japan	54.2	9	9	49.8	9
Total net revenues	$615.4	100	7	$575.0	100

Net revenues in North America decreased in the first quarter of fiscal year 2018 from the comparable prior year period. The decrease was primarily due to decline in sales from Communications & Data Center.

Net revenues in Asia Pacific increased in the first quarter of fiscal year 2018 from the comparable prior year period. The increase was primarily due to higher sales from Broadcast, Consumer & Automotive and Industrial, Aerospace & Defense.

Net revenues in Europe increased in the first quarter of fiscal year 2018 from the comparable prior year period. The increase was primarily due to higher sales from Industrial, Aerospace & Defense, primarily in test and measurement.

Net revenues in Japan increased in the first quarter of fiscal year 2018 from the comparable prior year period. The increase was due to higher sales from Communications & Data Center and Industrial, Aerospace & Defense.

Gross Margin

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Gross margin	$423.4	4%	$406.7
Percentage of net revenues	68.8%		70.7%

Gross margin was lower by 1.9 percentage points in the first quarter of fiscal year 2018 from the comparable prior year period. The decrease in gross margin was driven primarily by customer and product mix, in particular sales from wireless (with relatively lower margin), which increased year over year.

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

Research and Development

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Research and development	$153.1	12%	$136.1
Percentage of net revenues	25%		24%

R&D spending increased by $17.0 million, or 12%, for the first quarter of fiscal year 2018 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation), and higher mask and wafer expenses related to our product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Selling, general and administrative	$89.2	7%	$83.1
Percentage of net revenues	14%		14%

SG&A expenses increased by $6.1 million for the first quarter of fiscal year 2018 from the comparable prior year period as we incurred higher employee compensation (including stock-based compensation) in the first three months of fiscal year 2018 due to higher headcount to support our customers and accelerate adoption of our products.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Amortization of acquisition-related intangibles	$0.7	(43)%	$1.2
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal year 2018 decreased slightly from the comparable prior year period as certain acquisition-related intangibles have been fully amortized and there was no new major addition to acquisition related intangibles in recent years.

Stock-Based Compensation

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Stock-based compensation included in:
Cost of revenues	$2.2	1%	$2.1
Research and development	17.4	15%	15.1
Selling, general and administrative	12.4	2%	12.2
	$32.0	9%	$29.4

The 9% increase in stock-based compensation expense for the first quarter of fiscal year 2018 as compared to the prior year period was primarily related to higher expenses associated with RSUs, as we granted RSUs at a higher fair value than in the prior years, and to a lesser extent lower forfeiture rate in the current quarter.

Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Interest and other income (expense), net	$1.8	(140)%	$(4.6)
Percentage of net revenues	—%		(1)%

Our net interest and other income (expense) increased $6.4 million in the first quarter of fiscal year 2018 from the comparable prior year period. The increase was primarily due to higher income from the investment portfolio.

Provision for Income Taxes

	Three Months Ended
(In millions)	July 1, 2017	Change	July 2, 2016
Provision for income taxes	$15.0	(19)%	$18.6
Percentage of net revenues	2%		3%
Effective tax rate	8%		10%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The decrease in the effective tax rate in the first quarter of fiscal year 2018 as compared to the prior year period was primarily due to an increase in excess tax benefits with respect to stock-based compensation, which was partially offset by a fiscal year 2018 increase in reserves for uncertain tax positions.

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

The combination of cash, cash equivalents and short-term and long-term investments as of July 1, 2017 and April 1, 2017 totaled $3.75 billion and $3.44 billion, respectively. As of July 1, 2017, we had cash, cash equivalents and short-term investments of $3.65 billion and working capital of $3.79 billion. As of April 1, 2017, cash, cash equivalents and short-term investments were $3.32 billion and working capital was $2.98 billion.

As of July 1, 2017, we had $3.01 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.19 billion of the $3.01 billion held in our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of July 1, 2017. The remaining amount of non-U.S. cash and cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first quarter of fiscal year 2018, our operations generated net positive cash flow of $190.9 million, which was $147.7 million lower than the $338.6 million generated during the first quarter of fiscal year 2017. The positive cash flow from operations generated during the first quarter of fiscal year 2018 was primarily from net income as adjusted for non-cash related items, a decrease in inventory and an increase in accrued liabilities. These items were partially offset by increases in accounts receivable, other assets, as well as decreases in income taxes payable, deferred income on shipments to distributors and accounts payable. Accounts receivable increased by $24.3 million and days sales outstanding increased to 40 days at July 1, 2017 from 38 days at April 1, 2017 due to timing of shipments and collections. Our inventory levels as of July 1, 2017 were $11.8 million lower at $215.2 million compared to $227.0 million at April 1, 2017, and the combined inventory days at Xilinx and distribution decreased to 111 days at July 1, 2017 from 127 days at April 1, 2017.

Investing Activities —Net cash used in investing activities was $232.2 million during the first quarter of fiscal year 2018, as compared to $87.6 million in the first quarter of fiscal year 2017. Net cash used in investing activities during the first quarter of fiscal year 2018 consisted primarily of $219.3 million of net purchases of available-for-sale securities and $9.9 million for purchases of property, plant and equipment.

Financing Activities —Net cash provided by financing activities was $134.0 million in the first quarter of fiscal year 2018, as compared to net cash used in financing activities of $172.5 million in the first quarter of fiscal year 2017. Net cash provided by financing activities during the first quarter of fiscal year 2018 consisted of $745.9 million of cash receipts from issuance of long-term debt and $2.0 million of proceeds from issuance of common stock under employee stock plans, which was partially offset by $457.9 million of cash repayment for 2017 Convertible Notes, $67.1 million of cash payment to repurchase shares of common stock, $87.3 million dividend payments to stockholders and $0.9 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through December 2025. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of July 1, 2017 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of July 1, 2017, we had $119.9 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 1, 2017, we also had $44.1 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

As of July 1, 2017, the 2017 Convertible Notes were no longer outstanding. We received conversion requests from the remaining holders of the 2017 Convertible Notes. Upon settlement, the holders received a cash payment equal to the par value of the 2017 Convertible Notes converted of $457.4 million, as well as 9.0 million shares of common stock. On May 30, 2017, we issued $750.0 million principal amount of 2024 Notes with a maturity date on June 1, 2024. The 2024 Notes were offered to the public at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. As of July 1, 2017, we had $750.0 million of the 2024 Notes outstanding. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of July 1, 2017. The 2019 Notes and 2021 Notes require payment of interest semi-annually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of July 1, 2017, $5.3 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheet. Because the Company is unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, these liabilities have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of July 1, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 1.0 million shares of our common stock for $67.1 million during the first quarter of fiscal year 2018. During the first quarter of fiscal year 2017, we repurchased 2.2 million shares of common stock for a total of $100.2 million. During the first quarter of fiscal year 2018, we paid $87.3 million in cash dividends to stockholders, representing $0.35 per common share. During the first quarter of fiscal year 2017, we paid $83.6 million in cash dividends to stockholders, representing $0.33 per common share. On July 25, 2017 our Board of Directors declared a cash dividend of $0.35 per common share for the second quarter of fiscal year 2018. The dividend is payable on August 30, 2017 to stockholders of record on August 10, 2017. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $3.31 billion as of July 1, 2017, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 1, 2017 would have affected the fair value of our investment portfolio by less than $55.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of July 1, 2017 and April 1, 2017, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	July 1, 2017	April 1, 2017
Singapore Dollar	$21.9	$22.0
Euro	20.1	18.6
Indian Rupee	33.2	31.1
British Pound	9.9	10.8
Japanese Yen	3.7	3.8
	$88.8	$86.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2019. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at July 1, 2017 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $12.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 1, 2017 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our wafers are manufactured in Taiwan by TSMC and UMC. In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined by periodic negotiations between us and these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.

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

As a result of the 2008 global financial crisis, global consumer confidence eroded amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations, among other concerns. These concerns slowed global economic growth and resulted in recessions in numerous countries, including many of those in North America, Europe and Asia. The financial condition of certain sovereign nations, particularly in Europe, is of continuing concern as the sovereign debt crisis remains unresolved. These weak economic conditions resulted in reduced customer demand and had a negative impact on our results of operations in some parts of fiscal year 2012 and fiscal year 2013. If weak economic conditions return, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers;

•	discrete general purpose GPUs targeting non-graphics applications; and

•	other new or emerging programmable logic products.

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

Resale of product through Avnet accounted for 41% of our worldwide net revenues in the first quarter of fiscal year 2018 and as of July 1, 2017, Avnet accounted for 68% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT) in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Legal Proceedings" included in Part II. Item 1 of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

Considerable amounts of our common shares are available for issuance under our equity incentive plans, warrants related to the 2017 Convertible Notes, and significant issuances in the future may adversely impact the market price of our common shares.

As of July 1, 2017 we had 2.00 billion authorized common shares, of which 247.9 million shares were outstanding. In addition, 26.3 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan and 21.1 million common shares were reserved for issuance upon exercise of warrants related to the 2017 Convertible Notes. We issued a total of 9.0 million common shares in connection with the conversion of the 2017 Convertible Notes, which matured on June 15, 2017. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, warrants related to the 2017 Convertible Notes or the conversion that occurred prior to the maturity of our 2017 Convertible Notes, which were or would in the future be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of July 1, 2017 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $750.0 million in aggregate principal amount of our 2024 Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

The agreements governing the 2019 Notes, 2021 Notes and 2024 Notes contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2019 Notes, 2021 Notes and 2024 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to, another person.

A failure to comply with these covenants and other provisions in these indentures could result in events of default under the indentures, which could permit acceleration of the 2019 Notes, the 2021 Notes and the 2024 Notes. Any required repayment as a result of such acceleration could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The warrant transactions related to our 2017 Convertible Notes may affect the value of our common stock.

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. These call options were fully settled as of the maturity of the 2017 Convertible Notes on June 15, 2017. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $40.38 per share. These warrants will expire and settle through November 2017. Such dilutive effects could be exacerbated, or we could experience other adverse effects, if a hedge counterparty becomes subject to insolvency proceedings or otherwise fails to deliver common shares they may owe us under those hedges.

As the hedge counterparties and their respective affiliates modify hedge positions, they may enter or unwind various derivatives with respect to our common stock and/or purchase or sell our common stock in secondary market transactions. This activity also could affect the market price of our common stock.

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

On May 16, 2016, the Board authorized 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through July 1, 2017, we have used $384.9 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $615.1 million available for future purchases.

The following table summarizes our repurchase of shares of our common stock during the first quarter of fiscal year 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
April 2, 2017 to May 6, 2017	—	$—	—	$682,133
May 7, 2017 to June 3, 2017	558	$65.09	558	$646,187
June 4, 2017 to July 1, 2017	472	$65.09	472	$615,072
Total for the Quarter	1,030		1,030

Item 6.	Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1		Supplemental Indenture, dated as of May 30, 2017, between the Company and U.S. Bank National Association, as trustee for the 2024 Notes	8-K	000-18548	4.01	5/30/2017

10.1	+	Addendum, dated April 20, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 28, 2017	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)