Form 10-Q
period 2017-09-30
XILINX INC
filed 2017-10-26
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 13, 2017
Common Stock, $.01 par value	250,952,891

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$619,503	$579,209	$1,234,949	$1,154,190
Cost of revenues	184,786	175,875	376,881	344,172
Gross margin	434,717	403,334	858,068	810,018
Operating expenses:
Research and development	157,985	141,814	311,036	277,939
Selling, general and administrative	91,053	83,463	180,228	166,573
Amortization of acquisition-related intangibles	510	1,244	1,215	2,488
Total operating expenses	249,548	226,521	492,479	447,000
Operating income	185,169	176,813	365,589	363,018
Interest and other income (expense), net	1,831	(1,151)	3,669	(5,738)
Income before income taxes	187,000	175,662	369,258	357,280
Provision for income taxes	19,468	11,470	34,481	30,039
Net income	$167,532	$164,192	$334,777	$327,241
Net income per common share:
Basic	$0.68	$0.65	$1.35	$1.29
Diluted	$0.65	$0.61	$1.28	$1.22
Cash dividends per common share	$0.35	$0.33	$0.70	$0.66
Shares used in per share calculations:
Basic	248,094	253,466	247,960	253,056
Diluted	258,217	270,373	261,739	267,885

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$167,532	$164,192	$334,777	$327,241
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	763	(1,496)	5,935	2,230
Reclassification adjustment for gains on available-for-sale securities	(135)	(368)	(105)	(416)
Change in net unrealized gains (losses) on hedging transactions	756	99	2,198	(683)
Reclassification adjustment for (gains) losses on hedging transactions	(1,648)	345	(2,004)	638
Cumulative translation adjustment, net	678	(384)	2,438	(347)
Other comprehensive income (loss)	414	(1,804)	8,462	1,422
Total comprehensive income	$167,946	$162,388	$343,239	$328,663

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 30, 2017	April 1, 2017 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,070,193	$966,695
Short-term investments	2,490,027	2,354,762
Accounts receivable, net	286,855	243,915
Inventories	215,397	227,033
Prepaid expenses and other current assets	109,758	87,711
Total current assets	4,172,230	3,880,116
Property, plant and equipment, at cost	855,019	839,458
Accumulated depreciation and amortization	(550,901)	(535,633)
Net property, plant and equipment	304,118	303,825
Long-term investments	99,862	116,288
Goodwill	161,287	161,287
Acquisition-related intangibles, net	2,361	3,576
Other assets	290,992	275,440
Total Assets	$5,030,850	$4,740,532

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,341	$108,293
Accrued payroll and related liabilities	192,120	176,601
Income taxes payable	6,766	6,309
Deferred income on shipments to distributors	50,966	54,567
Other accrued liabilities	85,028	95,098
Current portion of long-term debt	—	456,328
Total current liabilities	423,221	897,196
Long-term debt	1,738,666	995,247
Deferred tax liabilities	359,323	317,639
Long-term income taxes payable	5,291	4,503
Other long-term liabilities	18,266	16,908
Commitments and contingencies	—	—
Temporary equity	—	1,406
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,486	2,480
Additional paid-in capital	823,958	803,522
Retained earnings	1,675,858	1,726,312
Accumulated other comprehensive loss	(16,219)	(24,681)
Total stockholders’ equity	2,486,083	2,507,633
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,030,850	$4,740,532

[1] Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$334,777	$327,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,964	22,807
Amortization	7,161	7,714
Stock-based compensation	68,408	59,206
Net gain on sale of available-for-sale securities	(756)	(823)
Amortization of debt discounts	1,964	6,034
Provision for deferred income taxes	38,206	32,607
Other	1,500	—
Changes in assets and liabilities:
Accounts receivable, net	(42,940)	79,700
Inventories	11,504	(18,409)
Prepaid expenses and other current assets	(18,383)	(3,765)
Other assets	(12,645)	(5,037)
Accounts payable	(20,585)	1,701
Accrued liabilities	23,434	19,046
Income taxes payable	(17,960)	(11,439)
Deferred income on shipments to distributors	(3,601)	5,646
Net cash provided by operating activities	393,048	522,229
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,367,972)	(1,952,967)
Proceeds from sale and maturity of available-for-sale securities	1,257,571	2,023,314
Purchases of property, plant and equipment	(22,149)	(31,950)
Other investing activities	(8,461)	(15,849)
Net cash provided by (used in) investing activities	(141,011)	22,548
Cash flows from financing activities:
Repurchases of common stock	(237,516)	(200,139)
Restricted stock units withholdings	(42,053)	(28,352)
Proceeds from issuance of common stock through various stock plans	19,358	37,865
Payment of dividends to stockholders	(174,260)	(167,477)
Repayment of convertible debt	(457,918)	—
Proceeds from issuance of long-term debt, net	745,175	—
Other financing activities	(1,325)	—
Net cash used in financing activities	(148,539)	(358,103)
Net increase in cash and cash equivalents	103,498	186,674
Cash and cash equivalents at beginning of period	966,695	503,816
Cash and cash equivalents at end of period	$1,070,193	$690,490
Supplemental disclosure of cash flow information:
Interest paid	$18,608	$20,688
Income taxes paid, net	$14,789	$9,118

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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal year 2018 and fiscal year 2017 are both 52-week years ending on March 31, 2018 and April 1, 2017, respectively. The quarters ended on September 30, 2017 and October 1, 2016 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance, as amended, that outlines a new global revenue recognition standard that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs. The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The authoritative guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new authoritative guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the full impact of this new authoritative guidance on its consolidated financial statements, including selection of the transition method. However, assuming all other revenue recognition criteria have been met, it is expected that the new authoritative guidance would require the Company to recognize revenue and cost relating to distributor sales upon product delivery (Sell-In), subject to estimated allowance for distributor price adjustments and rights of return, rather than deferring the distributor sales upon product delivery and subsequently recognizing revenue when the product is sold by the distributor to the end customer (Sell-Through). Upon adoption, the Company currently expects that it will record the balance of the deferred revenue (subject to true-ups) under Sell-Through to retained earnings, and the impact would be offset by the recognition of revenue on shipments post adoption under Sell-In. The Company continues to evaluate the impact to revenues and related disclosures related to the pending adoption of the new guidance and the preliminary assessments are subject to change. Depending on timing of customer orders, timing of shipment to distributors and to end customers, distributor inventory strategies and other factors that may be beyond the Company's control, the difference in revenue recognized under Sell-Through and Sell-In could be material in the future. The authoritative guidance will be effective for the Company beginning in fiscal year 2019 as the Company decided not to early adopt it in fiscal year 2018.

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

In August 2017, the FASB issued authoritative guidance that amended the accounting for hedging activities. The guidance permits more hedging strategies to be eligible for hedge accounting and simplifies the application of hedge accounting guidance in areas where practice issues exist. The new authoritative guidance will be effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which for Xilinx would be the first quarter of fiscal year 2020. Early adoption is permitted, including adoption in any interim periods after issuance of the authoritative guidance. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 30, 2017 and April 1, 2017, Avnet accounted for 67% and 59% of the Company’s total net accounts receivable, respectively. For the second quarter and first six months of fiscal year 2018, resale of product through Avnet accounted for 44% and 42% of the Company’s worldwide net revenues, respectively. For the second quarter and the first six months of fiscal year 2017, resale of product through Avnet accounted for 43% and 50% of the Company’s worldwide net revenues, respectively.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter as well as the first six months of fiscal years 2018 and 2017.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 84% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of September 30, 2017, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

Note 4.	Fair Value Measurements

The authoritative guidance for fair value measurements established by the FASB defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activities, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first six months of fiscal year 2018 and the Company did not adjust or override any fair value measurements as of September 30, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and April 1, 2017:

	September 30, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$323,034	$—	$—	$323,034
Financial institution securities	—	255,864	—	255,864
Non-financial institution securities	—	192,800	—	192,800
U.S. government and agency securities	13,880	31,528	—	45,408
Foreign government and agency securities	—	184,868	—	184,868
Short-term investments:
Financial institution securities	—	324,853	—	324,853
Non-financial institution securities	—	226,546	—	226,546
U.S. government and agency securities	27,098	23,158	—	50,256
Foreign government and agency securities	—	79,920	—	79,920
Asset-backed securities	—	217,827	—	217,827
Mortgage-backed securities	—	1,154,680	—	1,154,680
Debt mutual fund	—	34,029	—	34,029
Bank loans	—	157,899	—	157,899
Commercial mortgage-backed securities	—	244,017	—	244,017
Long-term investments:
Asset-backed securities	—	1,430	—	1,430
Mortgage-backed securities	—	41,971	—	41,971
Debt mutual fund	—	56,461	—	56,461
Total assets measured at fair value	$364,012	$3,227,851	$—	$3,591,863
Liabilities
Derivative financial instruments, net	$—	$1,462	$—	$1,462
Total liabilities measured at fair value	$—	$1,462	$—	$1,462
Net assets measured at fair value	$364,012	$3,226,389	$—	$3,590,401

	April 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$298,307	$—	$—	$298,307
Non-financial institution securities	—	205,322	—	205,322
Foreign government and agency securities	—	177,310	—	177,310
Financial institution securities	—	158,962	—	158,962
U.S government and agency securities	2,998	50,984	—	53,982
Short-term investments:
Financial institution securities	—	189,835	—	189,835
Non-financial institution securities	—	203,938	—	203,938
U.S. government and agency securities	31,732	44,820	—	76,552
Foreign government and agency securities	—	144,811	—	144,811
Mortgage-backed securities	—	1,115,403	—	1,115,403
Debt mutual fund	—	34,068	—	34,068
Bank loans	—	154,014	—	154,014
Asset-backed securities	—	218,170	—	218,170
Commercial mortgage-backed securities	—	217,971	—	217,971
Long-term investments:
Mortgage-backed securities	—	60,099	—	60,099
Debt mutual fund	—	54,608	—	54,608
Asset-backed securities	—	1,581	—	1,581
Derivative financial instruments, net	—	1,661	—	1,661
Total assets measured at fair value	$333,037	$3,033,557	$—	$3,366,594

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balance as of beginning of period	$—	$10,068	$—	$9,977
Total unrealized gains (losses):
Included in other comprehensive income (loss)	—	92	—	183
Balance as of end of period	$—	$10,160	$—	$10,160

As of September 30, 2017, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1,

2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of September 30, 2017 were approximately $501.3 million, $509.6 million and $750.1 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 30, 2017				April 1, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$323,034	$—	$—	$323,034	$298,307	$—	$—	$298,307
Financial institution
securities	580,717	—	—	580,717	348,797	—	—	348,797
Non-financial institution
securities	418,879	744	(277)	419,346	409,109	647	(496)	409,260
U.S. government and	—
agency securities	95,793	5	(134)	95,664	130,749	8	(223)	130,534
Foreign government and
agency securities	264,788	—	—	264,788	322,172	—	(51)	322,121
Mortgage-backed securities	1,201,005	5,409	(9,763)	1,196,651	1,186,732	3,527	(14,757)	1,175,502
Asset-backed securities	219,255	480	(478)	219,257	220,033	404	(686)	219,751
Debt mutual funds	101,350	—	(10,860)	90,490	101,350	—	(12,674)	88,676
Bank loans	157,510	643	(254)	157,899	153,281	839	(106)	154,014
Commercial mortgage-
backed securities	247,390	199	(3,572)	244,017	221,504	146	(3,679)	217,971
	$3,609,721	$7,480	$(25,338)	$3,591,863	$3,392,034	$5,571	$(32,672)	$3,364,933

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 30, 2017 and April 1, 2017:

	September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$62,033	$(210)	$5,606	$(67)	$67,639	$(277)
U.S. government and
agency securities	34,015	(125)	5,130	(9)	39,145	(134)
Mortgage-backed securities	730,974	(6,516)	157,026	(3,247)	888,000	(9,763)
Asset-backed securities	135,560	(464)	4,757	(14)	140,317	(478)
Debt mutual funds	—	—	90,490	(10,860)	90,490	(10,860)
Bank loans	30,107	(254)	—	—	30,107	(254)
Commercial mortgage-
backed securities	119,843	(893)	60,028	(2,679)	179,871	(3,572)
	$1,112,532	$(8,462)	$323,037	$(16,876)	$1,435,569	$(25,338)

	April 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$68,850	$(492)	$1,022	$(4)	$69,872	$(496)
U.S. government and
agency securities	64,895	(223)	—	—	64,895	(223)
Mortgage-backed securities	811,058	(11,872)	139,931	(2,885)	950,989	(14,757)
Asset-backed securities	119,845	(651)	4,689	(35)	124,534	(686)
Debt mutual funds	—	—	88,676	(12,674)	88,676	(12,674)
Bank loans	15,139	(106)	—	—	15,139	(106)
Foreign government and
agency securities	64,857	(51)	—	—	64,857	(51)
Commercial mortgage-
backed securities	165,393	(1,706)	24,362	(1,973)	189,755	(3,679)
	$1,310,037	$(15,101)	$258,680	$(17,571)	$1,568,717	$(32,672)

As of September 30, 2017, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds, mortgage-backed securities and commercial mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 30, 2017 and April 1, 2017 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more were not significant as of September 30, 2017 and April 1, 2017, the majority of which were related to debt mutual funds due to foreign currency and interest rate fluctuations. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

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

	September 30, 2017
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,200,344	$1,200,345
Due after one year through five years	469,451	467,424
Due after five years through ten years	312,956	312,503
Due after ten years	1,202,586	1,198,067
	$3,185,337	$3,178,339
As of September 30, 2017, $1.93 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market and mutual funds because these funds do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Proceeds from sale of available-for-sale securities	$149,497	$153,871	$269,419	$253,345
Gross realized gains on sale of available-for-sale securities	$519	$762	$1,351	$1,427
Gross realized losses on sale of available-for-sale securities	(209)	(92)	(595)	(604)
Net realized gains on sale of available-for-sale securities	$310	$670	$756	$823
Amortization of premiums on available-for-sale securities	$4,691	$7,414	$10,213	$14,175

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the six months ended September 30, 2017, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $2.8 million, which was recorded as a derivative liability for the interest rate swap contacts (as a component of other long-term liabilities on the condensed consolidated balance sheets) and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented. Other than this arrangement, there have been no material changes to the Company's derivative financial instruments since April 1, 2017.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock-based compensation included in:
Cost of revenues	$2,147	$1,930	$4,297	$4,049
Research and development	20,096	16,529	37,562	31,649
Selling, general and administrative	14,129	11,343	26,549	23,508
	$36,372	$29,802	$68,408	$59,206

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first six months of fiscal year 2018 and the entire fiscal year 2017. The Company's stock-based compensation expenses related to options during the first six months of fiscal year 2018 and the number of options outstanding as of September 30, 2017 were not material. On August 9, 2017, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 1.9 million shares. As of September 30, 2017, 11.4 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three and six months ended September 30, 2017 was $465 thousand and $3.2 million, respectively. The total pre-tax intrinsic value of options exercised during the three and six months ended October 1, 2016 was $8.8 million and $21.4 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93
Granted	3,262	$59.89
Vested	(2,288)	$41.99
Cancelled	(314)	$46.76
September 30, 2017	7,648	$49.91

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal year 2018 was $59.99 ($42.89 for the second quarter of fiscal year 2017), and for the first six months of fiscal year 2018 was $59.89 ($42.87 for the first six months of fiscal year 2017), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Risk-free interest rate	1.7%	0.8%	1.7%	0.8%
Dividend yield	2.2%	2.9%	2.2%	2.9%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees.

During the second quarter and the first six months of fiscal year 2018, the Company realized excess tax benefits of $6.3 million and $17.9 million, respectively. During the second quarter and the first six months of fiscal year 2017, the Company realized excess tax benefits of $2.9 million and $9.7 million, respectively. These benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

Employee Stock Purchase Plan

Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 355 thousand shares for $16.9 million during the second quarter of fiscal year 2018 and 446 thousand shares for $15.0 million during the second quarter of fiscal year 2017. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal years 2018 and 2017 was $16.46 and $11.64, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal years 2018 and 2017 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2018	2017
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.28	0.23
Risk-free interest rate	1.3%	0.5%
Dividend yield	2.2%	2.6%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal year 2018. On August 9, 2017, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of September 30, 2017, 9.9 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income available to common stockholders	$167,532	$164,192	$334,777	$327,241
Weighted average common shares outstanding-basic	248,094	253,466	247,960	253,056
Dilutive effect of employee equity incentive plans	2,532	2,126	2,949	2,319
Dilutive effect of 2017 Convertible Notes	—	9,587	2,986	8,736
Dilutive effect of warrants	7,591	5,194	7,844	3,774
Weighted average common shares outstanding-diluted	258,217	270,373	261,739	267,885
Basic earnings per common share	$0.68	$0.65	$1.35	$1.29
Diluted earnings per common share	$0.65	$0.61	$1.28	$1.22

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans, the incremental shares issuable assuming conversion of the Company's $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), before its maturity on June 15, 2017, and exercise of warrants on a weighted-average outstanding basis. The 2017 Convertible Notes matured during the first quarter of fiscal year 2018, and the Company exercised its call options to neutralize the dilutive effect of the incremental shares from the 2017 Convertible Notes. Because the number of diluted shares in the above table for the six months ended September 30, 2017 was calculated based on a weighted-average outstanding basis, it included approximately 3.0 million shares of dilutive impact from the 2017 Convertible Notes through the maturity date. See "Note 10. Debt and Credit Facility" for more discussion of the Company's debt, call options and warrants.

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 1.0 million and 3.2 million shares, for the second quarter and the first six months of fiscal year 2018, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 30, 2017	April 1, 2017
Raw materials	$16,699	$14,517
Work-in-process	152,252	161,120
Finished goods	46,446	51,396
	$215,397	$227,033

Note 10.	Debt and Credit Facility
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	September 30, 2017	April 1, 2017
Liability component:
Principal amount of the 2017 Convertible Notes	$—	$457,918
Unamortized discount of liability component	—	(1,977)
Hedge accounting adjustment – sale of interest rate swap	—	571
Unamortized debt issuance costs associated with 2017 Convertible Notes	—	(184)
Net carrying value of the 2017 Convertible Notes	$—	$456,328

Equity component (including temporary equity) – net carrying value	$—	$50,688

Prior to the conversion, interest expense related to the 2017 Convertible Notes was included in interest and other income (expense), net on the condensed consolidated statements of income, and was recognized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Contractual coupon interest	$—	$3,938	$2,300	$7,875
Amortization of debt issuance costs	—	362	184	724
Amortization of debt discount, net	—	2,763	1,406	5,526
Total interest expense related to the 2017 Convertible Notes	$—	$7,063	$3,890	$14,125
To reduce the hedging costs of purchasing the call options on its common stock as described above, the Company, under separate transactions, sold warrants to independent counterparties, which give the counterparties the right to purchase up to 21.1 million shares of the Company's common stock at $40.26 per share. Portions of the warrants were exercised during the quarter ended September 30, 2017 and the Company issued 2.2 million shares of its common stock as part of the settlement. The remainder of the warrants will expire and settle on a gradual basis through November 2017. Subsequent to the quarter-end, as of October 26, 2017, the Company issued 2.3 million shares of its common stock as part of the settlement of additional warrant exercises.

2019 Notes and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of September 30, 2017, the remaining term of the 2019 Notes and 2021 Notes are 1.5 years and 3.5 years, respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of September 30, 2017 and April 1, 2017:

(In thousands)	September 30, 2017	April 1, 2017
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(770)	(1,037)
Unamortized debt issuance costs associated with the 2019 Notes	(484)	(654)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,852)	(2,107)
Unamortized debt issuance costs associated with the 2021 Notes	(833)	(955)
Total carrying value	$996,061	$995,247

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Contractual coupon interest	$6,406	$6,406	$12,813	$12,813
Amortization of debt issuance costs	146	146	293	293
Amortization of debt discount, net	262	255	520	507
Total interest expense related to the 2019 Notes and 2021 Notes	$6,814	$6,807	$13,626	$13,613

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of September 30, 2017, the remaining term of the 2024 Notes is approximately 6.7 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company earned a net interest income of $1.5 million and $2.1 million during the three and six months ended September 30, 2017, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income as a reduction to interest expense. As of September 30, 2017, the fair value of the interest rate swap contracts was $2.8 million, which was recorded in other long-term liabilities on the condensed consolidated balance sheets.

The following table summarizes the carrying value of the 2024 Notes as of September 30, 2017 and April 1, 2017:

(In thousands)	September 30, 2017	April 1, 2017
Principal amount of the 2024 Notes	$750,000	$—
Unamortized discount of the 2024 Notes	(810)	—
Unamortized debt issuance costs associated with 2024 Notes	(3,789)	—
Carrying value of the 2024 Notes	$745,401	$—
Fair value hedge adjustment - interest rate swap contracts	(2,796)	—
Net carrying value of the 2024 Notes	$742,605	$—

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Contractual coupon interest	$4,046	$—	$5,368	$—
Amortization of debt issuance costs	142	—	189	—
Amortization of debt discount, net	27	—	37	—
Total interest expense related to the 2024 Notes	$4,215	$—	$5,594	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 30, 2017, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through September 30, 2017, the Company had used $555.4 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $444.6 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 30, 2017 and April 1, 2017.

During the first six months of fiscal year 2018, the Company repurchased 3.7 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of $237.5 million. During the first six months of fiscal year 2017, the Company repurchased 4.1 million shares of common stock in the open market for a total of $200.1 million.

Note 12.	Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest income	$13,832	$12,098	$27,246	$23,564
Interest expense	(11,029)	(13,870)	(23,110)	(27,738)
Other income (expense), net	(972)	621	(467)	(1,564)
Interest and other income (expense), net	$1,831	$(1,151)	$3,669	$(5,738)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2017	April 1, 2017
Accumulated unrealized losses on available-for-sale securities, net of tax	$(11,260)	$(17,091)
Accumulated unrealized gains on hedging transactions, net of tax	854	661
Accumulated cumulative translation adjustment, net of tax	(5,813)	(8,251)
Accumulated other comprehensive loss	$(16,219)	$(24,681)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $19.5 million and $34.5 million for the second quarter and the first six months of fiscal year 2018, respectively, representing an effective tax rate of 10% and 9%, respectively. The Company recorded tax provisions of $11.5 million and $30.0 million for the second quarter and the first six months of fiscal year 2017, respectively, representing an effective tax rate of 7% and 8%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of September 30, 2017 increased by $90.6 million in the first six months of fiscal year 2018 to $121.0 million. The increase is primarily attributable to an additional deduction claimed on federal and state amended returns for repurchase premium paid in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037 (2037 Convertible Notes) in fiscal year 2014.  As of September 30, 2017, the total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate is $13.7 million. Another $85.5 million related to the 2037 Convertible Notes would increase additional paid-in capital.  It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be determined at this time.
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
The Company is no longer subject to U.S. federal audits by taxing authorities for years through fiscal year 2013, U.S. state audits for years through fiscal year 2010 and tax audits in Ireland for years through fiscal year 2011.

Note 15.	Commitments
Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through April 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2018 (remaining six months)	$2,916
2019	4,856
2020	6,680
2021	5,659
2022	5,696
Thereafter	29,444
Total	$55,251
Aggregate future rental income to be received from owned property totaled $9.2 million as of September 30, 2017. Rent expense, net of rental income, under all operating leases was $900 thousand and $2.1 million for the three and six months ended September 30, 2017, respectively. Rent expense, net of rental income, under all operating leases was $1.3 million and $2.5 million for the three and six months ended October 1, 2016, respectively. Rental income was not material for the second quarter and the first six months of fiscal years 2018 and 2017.
Other commitments as of September 30, 2017 totaled $127.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 30, 2017, the Company had $35.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal year 2018 and the end of fiscal year 2017, the accrual balance of the product warranty liability was immaterial.

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

Patent Litigation

On July 17, 2014, a patent infringement lawsuit was filed by PLL Technologies, Inc. (PTI) against the Company in the U.S. District Court for the District of Delaware (PLL Technologies, Inc. v. Xilinx, Inc., Case No. 1:14-CV-00945). On April 28, 2015, the U.S. Patent Trial and Appeal Board (PTAB) granted Xilinx's request for inter partes review (IPR) with respect to all claims in the litigation. On May 5, 2015, the Court ordered the litigation be stayed pending final resolution of the IPR. On April 18, 2016, the PTAB issued a final written decision in which all of the asserted claims were found unpatentable. On June 14, 2016, PTI filed notice of appeal from the final written decision. On June 13, 2017, the Federal Circuit affirmed the PTAB’s findings of invalidity. On July 19, 2017, the U.S. District Court case was dismissed with prejudice.

On February 1, 2017, a patent infringement lawsuit was filed by Godo Kaisha IP Bridge 1 (IP Bridge) against the Company in the U.S. District Court for the Eastern District of Texas (Godo Kaisha IP Bridge 1 v. Xilinx, Inc., Case. No. 2:17-cv-00100).  The lawsuit pertains to two patents and IP Bridge seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction or an on-going royalty.  On the same date, the Company filed a complaint for declaratory judgment of patent non-infringement against IP Bridge in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Godo Kaisha IP Bridge 1, Case No. 5:17-cv-00509). The complaint filed by the Company pertained to twelve other patents and sought judgment of non-infringement by Xilinx, as well as costs, expenses and attorneys’ fees.  On June 15, 2017, IP Bridge granted Xilinx a royalty-free covenant not to sue for infringement of those twelve patents, and on June 16, 2017, the parties filed a stipulated dismissal without prejudice of the declaratory judgment action in California. The Company is unable to estimate its range of possible loss, if any, in the remaining action in Texas at this time.

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

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of the action in its entirety.  The motions are not yet fully briefed and the Court has therefore not ruled on them. The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

On April 4, 2017, Mountjoy Chilton Medley, LLP filed a third-party complaint against Xilinx and others in the U.S. District Court for the Middle District of Pennsylvania (Case No. 4:15-cv-01622-MWB).  The complaint alleges that to the extent the third-party plaintiff is found liable, that the actions or inactions of Xilinx and others entitles the third-party plaintiff to apportionment of damages based on the allegations against Xilinx in the case filed by the Chapter 7 Trustee of Valley Forge Composite Technologies, Inc. On August 28, 2017, Xilinx, along with other third party defendants, filed a motion to dismiss the complaint. On October 10, 2017, the Court granted the motion to dismiss.

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

Note 18.	Goodwill and Acquisition-Related Intangibles

As of September 30, 2017, there have been no material changes to the Company's goodwill and acquisition-related intangibles since April 1, 2017.

Note 19.	Subsequent Events

On October 24, 2017, the Company’s Board of Directors declared a cash dividend of $0.35 per common share for the third quarter of fiscal year 2018. The dividend is payable on December 6, 2017 to stockholders of record on November 15, 2017.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheets; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 1, 2017. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: second quarter and first six months of fiscal year 2018 compared to the second quarter and first six months of fiscal year 2017

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.8	30.4	30.5	29.8
Gross margin	70.2	69.6	69.5	70.2
Operating expenses:
Research and development	25.5	24.5	25.2	24.1
Selling, general and administrative	14.7	14.4	14.6	14.4
Amortization of acquisition-related intangibles	0.1	0.2	0.1	0.2
Total operating expenses	40.3	39.1	39.9	38.7
Operating income	29.9	30.5	29.6	31.5
Interest and other income (expense), net	0.3	(0.2)	0.3	(0.5)
Income before income taxes	30.2	30.3	29.9	31.0
Provision for income taxes	3.1	2.0	2.8	2.6
Net income	27.1%	28.3%	27.1%	28.4%

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

Net revenues of $619.5 million in the second quarter of fiscal year 2018 represented a 7% increase from the comparable prior year period of $579.2 million. Net revenues from Advanced Products increased 21% in the second quarter of fiscal year 2018 versus the comparable prior year period, but the declines from our Core Products partially offset the increase. No end customer accounted for more than 10% of our net revenues for the second quarter and the first six months of fiscal years 2018 and 2017.

For the first six months of fiscal year 2018, approximately 52% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of September 30, 2017, we had $70.2 million of deferred revenue and $19.2 million of deferred cost of revenues recognized as a net $51.0 million of deferred income on shipments to distributors. As of April 1, 2017, we had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statements of income will be different than the amount shown on the condensed consolidated balance sheets due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Advanced Products	$324.2	21	$267.3	$646.4	27	$509.5
Core Products	295.3	(5)	311.9	588.5	(9)	644.7
Total net revenues	$619.5	7	$579.2	$1,234.9	7	$1,154.2

Net revenues from Advanced Products increased significantly in both the second quarter and the first six months of fiscal year 2018 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 28nm, 20nm and 16nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. For both the second quarter and the first six months of fiscal year 2018, the decreases were largely due to decline in sales of our Virtex-5 and, to a lesser extent, our Virtex-6 product families.

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

Net revenues by end markets for the second quarter and the first six months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 30, 2017	% Change in Dollars	October 1, 2016	September 30, 2017	% Change in Dollars	October 1, 2016
Communications & Data Center	37%	(5)	41%	39%	(3)	43%
Industrial, Aerospace & Defense	45	17	41	44	17	40
Broadcast, Consumer & Automotive	18	12	18	17	9	17
Total net revenues	100%	7	100%	100%	7	100%

Net revenues from Communications & Data Center decreased for the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The decreases for both periods were primarily driven by lower sales from wireline, particularly in the North America region.

Net revenues from Industrial, Aerospace & Defense increased for the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases for both periods were primarily due to higher sales from aerospace & defense and industrial, scientific & medical across all geographic regions. For the first six months of fiscal year 2018, sales to test & measurement also increased, driven by the North America and Japan regions.

Net revenues from Broadcast, Consumer & Automotive increased for the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases were driven by higher sales across all sub-segments, particularly from consumer in the Asia Pacific region.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
North America	$190.1	1	$188.3	$365.4	(2)	$374.6
Asia Pacific	249.5	12	222.4	516.5	14	451.9
Europe	121.6	4	117.2	240.5	6	226.6
Japan	58.3	14	51.3	112.5	11	101.1
Total net revenues	$619.5	7	$579.2	$1,234.9	7	$1,154.2

Net revenues in North America increased slightly in the second quarter of fiscal year 2018, but decreased in the first six months of fiscal year 2018, from the comparable prior year periods. The slight increase in the second quarter of fiscal year 2018 was primarily due to higher sales from aerospace & defense, but partially offset by a decrease in wireline. The decrease in the first six months of fiscal year 2018 was largely driven by lower sales from wireline, which more than offset the increase in sales from Industrial, Aerospace & Defense.

Net revenues in Asia Pacific increased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases were primarily due to higher sales from consumer and wireless communications, primarily in China and India.

Net revenues in Europe increased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases in both periods were largely driven by higher sales from aerospace & defense and wireline & data center.

Net revenues in Japan increased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases for both periods were primarily driven by higher sales in Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive. For the second quarter of fiscal year 2018, the increase was partially offset by a decline in sales from wireless.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Gross margin	$434.7	8	$403.3	$858.1	6	$810.0
Percentage of net revenues	70.2%		69.6%	69.5%		70.2%

Gross margin was higher by 0.6 percentage points in the second quarter of fiscal year 2018 compared to the same period last year. The increase was due primarily to upfront licensing costs in the second quarter of fiscal year 2017. For the first six months of fiscal year 2018, gross margin was lower by 0.7 percentage points, comparing to the same period last year, as the revenue mix shifted more to wireless and consumer with relatively lower margin, but this was partially offset by a decrease in manufacturing overhead expenses.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Research and development	$158.0	11	$141.8	$311.0	12	$277.9
Percentage of net revenues	26%		25%	25%		24%

R&D spending increased $16.2 million, or 11%, for the second quarter of fiscal year 2018 from the comparable prior year period. For the first six months of fiscal year 2018, R&D spending increased $33.1 million, or 12%, from the comparable prior year period. The increases for both periods were primarily attributable to increases in headcount and employee compensation (including stock-based compensation), as well as increased tape-out expenses, to support our next generation product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Selling, general and administrative	$91.1	9	$83.5	$180.2	8	$166.6
Percentage of net revenues	15%		14%	15%		14%

SG&A expenses were higher in both the second quarter and the first six months of fiscal year 2018, as compared to the comparable prior year periods. The increases for both periods were primarily due to higher employee compensation (including stock-based compensation) from increased headcount when compared with the prior year periods.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Amortization of acquisition-related intangibles	$0.5	(59)	$1.2	$1.2	(51)	$2.5
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the second quarter and the first six months of fiscal year 2018 decreased from the comparable prior year periods as certain intangibles were fully amortized by fiscal year 2018.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Stock-based compensation included in:
Cost of revenues	$2.2	13	$1.9	$4.3	5	$4.1
Research and development	20.1	22	16.5	37.6	19	31.6
Selling, general and administrative	14.1	25	11.4	26.5	13	23.5
	$36.4	22	$29.8	$68.4	15	$59.2

Stock-based compensation expense increased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases were primarily related to higher expenses associated with restricted stock units granted in the recent quarters, as more restricted stock units were granted, and were granted at a higher fair value.

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Interest and other income (expense), net	$1.8	(259)	$(1.2)	$3.7	(164)	$(5.7)
Percentage of net revenues	—%		—%	—%		—%

Our net interest and other income (expense) increased in both the second quarter and the first six months of fiscal year 2018 from the comparable prior year periods. The increases were primarily due to higher interest income from the investment portfolio, and to a lesser extent lower interest expenses from 2024 Notes and its related interest rate swap contracts as compared to the total interest expenses recognized from the 2017 Convertible Notes that matured in the first quarter of fiscal 2018.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 30, 2017	% Change	October 1, 2016	September 30, 2017	% Change	October 1, 2016
Provision for income taxes	$19.5	70	$11.5	$34.5	15	$30.0
Percentage of net revenues	3%		2%	3%		3%
Effective tax rate	10%		7%	9%		8%

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods was primarily due to income earned in lower tax rate jurisdictions for which no U.S. income tax has been provided, as we intend to permanently reinvest these earnings outside of the U.S.

The increase in the effective tax rate in the second quarter of fiscal year 2018 from the comparable prior year period was primarily due to a release of reserves for uncertain tax positions in fiscal year 2017. The increase in the effective tax rate was partially offset by an increase in excess tax benefits with respect to stock-based compensation in fiscal year 2018.

The increase in the effective tax rate in the first six months of fiscal year 2018 from the comparable prior year period was primarily due to a release of reserves for uncertain tax positions in fiscal year 2017 and an increase in reserves for uncertain tax positions in fiscal year 2018. The increase in the effective tax rate was partially offset by an increase in excess tax benefits with respect to stock-based compensation in fiscal year 2018.

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

The combination of cash, cash equivalents as well as short-term and long-term investments as of September 30, 2017 and April 1, 2017 totaled $3.66 billion and $3.44 billion, respectively. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $3.56 billion and working capital of $3.75 billion. As of April 1, 2017, cash, cash equivalents and short-term investments were $3.32 billion and working capital was $2.98 billion.

As of September 30, 2017, we had $3.19 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions. From a financial statement perspective, approximately $1.24 billion of the $3.19 billion held by our non-U.S. jurisdictions was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of September 30, 2017. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes was accrued on this amount, which is intended for investment in our operations outside the U.S. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as permanently reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as permanently reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Operating Activities —During the first six months of fiscal year 2018, our operations generated net positive cash flow of $393.0 million, which was $129.2 million lower than the $522.2 million generated during the first six months of fiscal year 2017. The net cash provided by operations during the first six months of fiscal year 2018 was primarily from net income as adjusted for non-cash related items, a decrease in inventory and an increase in other accrued liabilities. These items were partially offset by increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable and income taxes payable. Accounts receivable increased by $42.9 million to $286.9 million compared to $243.9 million at April 1, 2017. Days sales outstanding increased to 42 days at September 30, 2017 from 38 days at April 1, 2017, primarily due to timing of shipments and collections. Our inventory levels as of September 30, 2017 were $11.6 million lower at $215.4 million compared to $227.0 million at April 1, 2017, and combined inventory days at Xilinx and distribution decreased to 116 days at September 30, 2017 from 127 days at April 1, 2017.

Investing Activities —Net cash used in investing activities was $141.0 million during the first six months of fiscal year 2018, as compared to net cash provided by investing activities of $22.5 million in the first six months of fiscal year 2017. Net cash used in investing activities during the first six months of fiscal year 2018 consisted primarily of $110.4 million of net cash used in for purchase of available-for-sale securities, $22.1 million net cash used in for purchases of property, plant and equipment and $8.5 million used in other investing activities.

Financing Activities —Net cash used in financing activities was $148.5 million in the first six months of fiscal year 2018, as compared to $358.1 million in the first six months of fiscal year 2017. Net cash used in financing activities during the first six months of fiscal year 2018 consisted of $457.9 million of cash repayment for 2017 Convertible Notes, $237.5 million cash payment to repurchase common stock, $174.3 million dividend payments to stockholders and $42.1 million of payment for RSU withholdings, which were partially offset by $745.2 million of cash receipts from issuance of long-term debt and $19.4 million of proceeds from issuance of common stock under employee stock plans.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through April 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in "Part I. Financial Information," for a schedule of our operating lease commitments as of September 30, 2017 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 30, 2017, we had $127.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 30, 2017, we also had $35.3 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

On May 30, 2017, we issued $750.0 million principal amount of 2024 Notes with a maturity date on June 1, 2024. The 2024 Notes were offered to the public at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. As of September 30, 2017, we had $750.0 million of the 2024 Notes outstanding. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of September 30, 2017. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of September 30, 2017, $5.3 million of liabilities for uncertain tax positions and related interest and penalties were classified as long-term income taxes payable in the condensed consolidated balance sheets. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the first six months of fiscal year 2018, we repurchased 3.7 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of $237.5 million. During the first six months of fiscal year 2017, we repurchased 4.1 million shares of common stock in the open market for a total of $200.1 million. On October 19, 2016, we announced our plan to utilize the $1.00 billion repurchase authorization under the 2016 Repurchase Program over the next several quarters. As of September 30, 2017, we have $444.6 million left available for future purchase.

During the first six months of fiscal year 2018, we paid $174.3 million in cash dividends to stockholders, representing $0.70 per common share. During the first six months of fiscal year 2017, we paid $167.5 million in cash dividends to stockholders, representing $0.66 per common share. On October 24, 2017, our Board of Directors declared a cash dividend of $0.35 per common share for the third quarter of fiscal year 2018. The dividend is payable on December 6, 2017 to stockholders of record on November 15, 2017. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.59 billion as of September 30, 2017, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include municipal bonds, mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2017 would have affected the fair value of our investment portfolio by approximately $55.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 30, 2017 and April 1, 2017, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	September 30, 2017	April 1, 2017
Singapore Dollar	$23.7	$22.0
Euro	25.2	18.6
Indian Rupee	47.1	31.1
British Pound	8.6	10.8
Japanese Yen	4.1	3.8
	$108.7	$86.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2019. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 30, 2017 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 30, 2017 would have affected the value of foreign-currency-denominated cash and investments by less than $6.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our PLDs compete in the IC industry, an industry that is intensely competitive, continues to consolidate, and is characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our PLD competitors, including Intel, Lattice and Microsemi, and from new market entrants. In addition, competition from the ASIC market and from the ASSP market continues. We believe that important competitive factors in the logic IC industry include:

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

Resale of product through Avnet accounted for 42% of our worldwide net revenues in the first six months of fiscal year 2018 and as of September 30, 2017, Avnet accounted for 67% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

As of September 30, 2017 we had 2.00 billion authorized common shares, of which 248.6 million shares were outstanding. In addition, 29.0 million common shares were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan and 15.8 million common shares were reserved for issuance upon exercise of warrants related to the 2017 Convertible Notes. We issued a total of 9.0 million common shares in connection with the conversion of the 2017 Convertible Notes, which matured on June 15, 2017. The availability of substantial amounts of our common shares resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, warrants related to the 2017 Convertible Notes or the conversion that occurred prior to the maturity of our 2017 Convertible Notes, which were or would in the future be dilutive to existing stockholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of September 30, 2017 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $750.0 million in aggregate principal amount of our 2024 Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

To hedge against potential dilution upon conversion of the 2017 Convertible Notes, we purchased call options on our common stock from the hedge counterparties. These call options were fully settled as of the maturity of the 2017 Convertible Notes on June 15, 2017. We also sold warrants to the hedge counterparties, which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants of $40.26 per share. A portion of these warrants were exercised and settled during the second quarter of fiscal 2017, and the remainder will expire and settle through November 2017.

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

In the past, we have acquired technology companies whose products complement our products. We also have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future. Acquisitions and strategic investments present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	our strategic investments may not perform as expected, and we may be required to recognize a loss on any or all of our strategic investments; and

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions or strategic investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2016, the Board authorized 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through September 30, 2017, we have used $555.4 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $444.6 million available for future purchases.

The following table summarizes our repurchase of our common stock during the second quarter of fiscal year 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
July 2, 2017 to August 5, 2017	537	$64.73	537	$580,341
August 6, 2017 to September 2, 2017	1,121	$65.12	1,121	$507,342
September 3, 2017 to September 30, 2017	963	$65.12	963	$444,617
Total for the Quarter	2,621		2,621

Item 6.	Exhibits

Incorporated by Reference

Exhibit No.	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Third Supplemental Indenture, dated as of August 31, 2017, between the Company and U.S. Bank National Association, as trustee	8-K	000-18548	99.1	9/1/2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 26, 2017	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)