Form 10-Q
period 2017-12-30
XILINX INC
filed 2018-01-26
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 12, 2018
Common Stock, $.01 par value	254,815,224

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenues	$631,193	$585,688	$1,866,142	$1,739,877
Cost of revenues	182,156	178,233	559,037	522,404
Gross margin	449,037	407,455	1,307,105	1,217,473
Operating expenses:
Research and development	166,231	159,248	477,267	437,187
Selling, general and administrative	92,753	83,780	272,981	250,353
Amortization of acquisition-related intangibles	353	1,455	1,568	3,943
Total operating expenses	259,337	244,483	751,816	691,483
Operating income	189,700	162,972	555,289	525,990
Interest and other income (expense), net	5,469	(392)	9,138	(6,130)
Income before income taxes	195,169	162,580	564,427	519,860
Provision for income taxes	183,224	20,734	217,705	50,773
Net income	$11,945	$141,846	$346,722	$469,087
Net income per common share:
Basic	$0.05	$0.57	$1.39	$1.86
Diluted	$0.05	$0.52	$1.34	$1.74
Cash dividends per common share	$0.35	$0.33	$1.05	$0.99
Shares used in per share calculations:
Basic	254,089	250,982	248,671	252,811
Diluted	258,108	270,781	258,995	269,182

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net income	$11,945	$141,846	$346,722	$469,087
Other comprehensive income (loss), net of tax:
Change in net unrealized losses on available-for-sale securities	(7,502)	(20,030)	(1,566)	(17,799)
Reclassification adjustment for (gains) losses on available-for-sale securities	1,259	(170)	1,154	(587)
Change in net unrealized gains (losses) on hedging transactions	1,583	(3,059)	3,781	(3,742)
Reclassification adjustment for (gains) losses on hedging transactions	(1,018)	875	(3,022)	1,513
Cumulative translation adjustment, net	394	(2,848)	2,831	(3,195)
Other comprehensive income (loss)	(5,284)	(25,232)	3,178	(23,810)
Total comprehensive income	$6,661	$116,614	$349,900	$445,277

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 30, 2017	April 1, 2017 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$911,461	$966,695
Short-term investments	2,630,115	2,354,762
Accounts receivable, net	348,464	243,915
Inventories	226,533	227,033
Prepaid expenses and other current assets	81,310	87,711
Total current assets	4,197,883	3,880,116
Property, plant and equipment, at cost	862,147	839,458
Accumulated depreciation and amortization	(558,163)	(535,633)
Net property, plant and equipment	303,984	303,825
Long-term investments	102,375	116,288
Goodwill	162,421	161,287
Acquisition-related intangibles, net	4,708	3,576
Other assets	348,248	275,440
Total Assets	$5,119,619	$4,740,532

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,588	$108,293
Accrued payroll and related liabilities	209,055	176,601
Income taxes payable	37,281	6,309
Deferred income on shipments to distributors	32,974	54,567
Other accrued liabilities	88,497	95,098
Current portion of long-term debt	—	456,328
Total current liabilities	462,395	897,196
Long-term debt	1,730,211	995,247
Deferred tax liabilities	110	317,639
Long-term income taxes payable	531,522	4,503
Other long-term liabilities	30,747	16,908
Commitments and contingencies	—	—
Temporary equity	—	1,406
Stockholders' equity:
Preferred stock, $.01 par value (none issued)	—	—
Common stock, $.01 par value	2,547	2,480
Additional paid-in capital	855,197	803,522
Retained earnings	1,528,393	1,726,312
Accumulated other comprehensive loss	(21,503)	(24,681)
Total stockholders’ equity	2,364,634	2,507,633
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,119,619	$4,740,532

[1] Derived from audited financial statements

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$346,722	$469,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,416	33,917
Amortization	12,619	12,601
Stock-based compensation	105,209	90,073
Net loss (gain) on sale of available-for-sale securities	1,358	(771)
Amortization of debt discounts	2,254	9,053
Provision (benefit) for deferred income taxes	(362,969)	74,617
Other	1,500	—
Changes in assets and liabilities:
Accounts receivable, net	(108,934)	(33,395)
Inventories	367	(27,295)
Prepaid expenses and other current assets	(8,656)	(8,619)
Other assets	(27,292)	(11,160)
Accounts payable	(18,966)	14,754
Accrued liabilities	58,522	29,019
Income taxes payable	563,178	(25,936)
Deferred income on shipments to distributors	(21,594)	1,868
Net cash provided by operating activities	577,734	627,813
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,211,372)	(2,250,810)
Proceeds from sale and maturity of available-for-sale securities	1,939,245	2,685,977
Purchases of property, plant and equipment	(28,940)	(51,825)
Other investing activities	(17,787)	(20,754)
Net cash provided by (used in) investing activities	(318,854)	362,588
Cash flows from financing activities:
Repurchases of common stock	(310,806)	(413,983)
Restricted stock units withholdings	(44,428)	(29,874)
Proceeds from issuance of common stock through various stock plans	19,602	40,582
Payment of dividends to stockholders	(263,751)	(250,733)
Repayment of convertible debt	(457,918)	—
Proceeds from issuance of long-term debt, net	745,175	—
Other financing activities	(1,988)	(663)
Net cash used in financing activities	(314,114)	(654,671)
Net increase (decrease) in cash and cash equivalents	(55,234)	335,730
Cash and cash equivalents at beginning of period	966,695	503,816
Cash and cash equivalents at end of period	$911,461	$839,546
Supplemental disclosure of cash flow information:
Interest paid	$38,115	$28,563
Income taxes paid, net	$18,093	$2,156

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
The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal year 2018 and fiscal year 2017 are both 52-week years ending on March 31, 2018 and April 1, 2017, respectively. The quarters ended on December 30, 2017 and December 31, 2016 each consisted of 13 weeks.

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

In January 2016, the FASB issued the final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option. The new authoritative guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. The authoritative guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for Xilinx would be the first quarter of fiscal year 2019. Upon adoption, the Company will record all of the unrealized gains or losses from its investment in mutual funds and equity securities to retained earnings, and subsequent changes in fair value from such investments will be recorded under its consolidated statements of income.

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

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 30, 2017 and April 1, 2017, Avnet accounted for 64% and 59% of the Company’s total net accounts receivable, respectively. For the third quarter and first nine months of fiscal year 2018, resale of product through Avnet accounted for 42% and 45% of the Company’s worldwide net revenues, respectively. For the third quarter and the first nine months of fiscal year 2017, resale of product through Avnet accounted for 42% and 43% of the Company’s worldwide net revenues, respectively.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter as well as the first nine months of fiscal years 2018 and 2017.

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

As of December 30, 2017, approximately 33% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activities, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first nine months of fiscal year 2018 and the Company did not adjust or override any fair value measurements as of December 30, 2017.

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

The Company’s Level 1 assets consist of U.S. government securities, money market funds and equity securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 and April 1, 2017:

	December 30, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$279,946	$—	$—	$279,946
Financial institution securities	—	225,128	—	225,128
Non-financial institution securities	—	122,390	—	122,390
U.S. government and agency securities	92,662	49,951	—	142,613
Foreign government and agency securities	—	76,152	—	76,152
Short-term investments:
Financial institution securities	—	274,868	—	274,868
Non-financial institution securities	—	272,874	—	272,874
U.S. government and agency securities	29,506	26,084	—	55,590
Foreign government and agency securities	—	224,624	—	224,624
Mortgage-backed securities	—	1,142,982	—	1,142,982
Debt mutual fund	—	34,068	—	34,068
Bank loans	—	163,673	—	163,673
Asset-backed securities	—	222,363	—	222,363
Commercial mortgage-backed securities	—	239,073	—	239,073
Long-term investments:
Mortgage-backed securities	—	39,344	—	39,344
Debt mutual fund	—	55,843	—	55,843
Asset-backed securities	—	1,252	—	1,252
Equity securities	5,936	—	—	5,936
Total assets measured at fair value	$408,050	$3,170,669	$—	$3,578,719
Liabilities
Derivative financial instruments, net	$—	$9,043	$—	$9,043
Total liabilities measured at fair value	$—	$9,043	$—	$9,043
Net assets measured at fair value	$408,050	$3,161,626	$—	$3,569,676

	April 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$298,307	$—	$—	$298,307
Financial institution securities	—	158,962	—	158,962
Non-financial institution securities	—	205,322	—	205,322
U.S government and agency securities	2,998	50,984	—	53,982
Foreign government and agency securities	—	177,310	—	177,310
Short-term investments:
Financial institution securities	—	189,835	—	189,835
Non-financial institution securities	—	203,938	—	203,938
U.S. government and agency securities	31,732	44,820	—	76,552
Foreign government and agency securities	—	144,811	—	144,811
Mortgage-backed securities	—	1,115,403	—	1,115,403
Debt mutual fund	—	34,068	—	34,068
Bank loans	—	154,014	—	154,014
Asset-backed securities	—	218,170	—	218,170
Commercial mortgage-backed securities	—	217,971	—	217,971
Long-term investments:
Mortgage-backed securities	—	60,099	—	60,099
Debt mutual fund	—	54,608	—	54,608
Asset-backed securities	—	1,581	—	1,581
Derivative financial instruments, net	—	1,661	—	1,661
Total assets measured at fair value	$333,037	$3,033,557	$—	$3,366,594

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance as of beginning of period	$—	$10,160	$—	$9,977
Total unrealized gains (losses):
Included in other comprehensive income (loss)	—	67	—	250
Balance as of end of period	$—	$10,227	$—	$10,227

As of December 30, 2017, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1,

2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of December 30, 2017 were approximately $499.2 million, $504.7 million and $746.4 million, respectively, based on the last trading price for the period (classified as Level 2 in the fair value hierarchy due to relatively low trading volume).

Note 5.	Financial Instruments
The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 30, 2017				April 1, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$279,946	$—	$—	$279,946	$298,307	$—	$—	$298,307
Financial institution
securities	499,996	—	—	499,996	348,797	—	—	348,797
Non-financial institution
securities	395,795	259	(790)	395,264	409,109	647	(496)	409,260
U.S. government and
agency securities	198,416	13	(226)	198,203	130,749	8	(223)	130,534
Foreign government and
agency securities	300,776	—	—	300,776	322,172	—	(51)	322,121
Mortgage-backed securities	1,193,776	3,874	(15,324)	1,182,326	1,186,732	3,527	(14,757)	1,175,502
Asset-backed securities	224,276	346	(1,007)	223,615	220,033	404	(686)	219,751
Debt mutual funds	101,350	—	(11,439)	89,911	101,350	—	(12,674)	88,676
Bank loans	163,230	631	(188)	163,673	153,281	839	(106)	154,014
Commercial mortgage-
backed securities	241,539	68	(2,534)	239,073	221,504	146	(3,679)	217,971
Equity securities	7,500	—	(1,564)	5,936	—	—	—	—
	$3,606,600	$5,191	$(33,072)	$3,578,719	$3,392,034	$5,571	$(32,672)	$3,364,933

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 30, 2017 and April 1, 2017:

	December 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$123,647	$(580)	$15,312	$(210)	$138,959	$(790)
U.S. government and
agency securities	36,918	(164)	7,076	(62)	43,994	(226)
Mortgage-backed securities	644,939	(6,632)	352,193	(8,692)	997,132	(15,324)
Asset-backed securities	136,281	(596)	48,739	(411)	185,020	(1,007)
Debt mutual funds	—	—	89,911	(11,439)	89,911	(11,439)
Bank loans	29,161	(183)	500	(5)	29,661	(188)
Commercial mortgage-
backed securities	134,826	(1,111)	80,826	(1,423)	215,652	(2,534)
Equity securities	5,936	(1,564)	—	—	5,936	(1,564)
	$1,111,708	$(10,830)	$594,557	$(22,242)	$1,706,265	$(33,072)

	April 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$68,850	$(492)	$1,022	$(4)	$69,872	$(496)
U.S. government and
agency securities	64,895	(223)	—	—	64,895	(223)
Mortgage-backed securities	811,058	(11,872)	139,931	(2,885)	950,989	(14,757)
Asset-backed securities	119,845	(651)	4,689	(35)	124,534	(686)
Debt mutual funds	—	—	88,676	(12,674)	88,676	(12,674)
Bank loans	15,139	(106)	—	—	15,139	(106)
Foreign government and
agency securities	64,857	(51)	—	—	64,857	(51)
Commercial mortgage-
backed securities	165,393	(1,706)	24,362	(1,973)	189,755	(3,679)
	$1,310,037	$(15,101)	$258,680	$(17,571)	$1,568,717	$(32,672)

As of December 30, 2017, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment. However, the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 30, 2017 and April 1, 2017 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more were not significant as of December 30, 2017 and April 1, 2017, the majority of which were related to debt mutual funds due to foreign currency and interest rate fluctuations. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

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

	December 30, 2017
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,215,851	$1,215,796
Due after one year through five years	477,119	475,244
Due after five years through ten years	328,437	326,893
Due after ten years	1,196,397	1,184,993
	$3,217,804	$3,202,926
As of December 30, 2017, $1.98 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table did not include investments in money market funds, mutual funds and equity securities because these securities do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Proceeds from sale of available-for-sale securities	$124,857	$130,891	$394,276	$384,236
Gross realized gains on sale of available-for-sale securities	$153	$624	$1,504	$2,051
Gross realized losses on sale of available-for-sale securities	(2,267)	(679)	(2,862)	(1,280)
Net realized gains (losses) on sale of available-for-sale securities	$(2,114)	$(55)	$(1,358)	$771
Amortization of premiums on available-for-sale securities	$4,225	$8,034	$14,437	$22,209

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the nine months ended December 30, 2017, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $11.8 million, which was recorded as a derivative liability for the interest rate swap contacts (as a component of other long-term liabilities on the condensed consolidated balance sheets) and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented. Other than this arrangement, there have been no material changes to the Company's derivative financial instruments since April 1, 2017.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Stock-based compensation included in:
Cost of revenues	$2,188	$1,945	$6,486	$5,994
Research and development	20,217	17,154	57,779	48,803
Selling, general and administrative	14,396	11,768	40,944	35,276
	$36,801	$30,867	$105,209	$90,073

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first nine months of fiscal year 2018 and the entire fiscal year 2017. The Company's stock-based compensation expenses related to options during the first nine months of fiscal year 2018 and the number of options outstanding as of December 30, 2017 were not material. On August 9, 2017, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 1.9 million shares. As of December 30, 2017, 11.3 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three and nine months ended December 30, 2017 was $303 thousand and $3.5 million, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended December 31, 2016 was $2.8 million and $24.2 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93
Granted	3,468	$60.36
Vested	(2,426)	$42.18
Cancelled	(416)	$46.94
December 30, 2017	7,614	$50.48

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal year 2018 was $67.40 ($49.50 for the third quarter of fiscal year 2017), and for the first nine months of fiscal year 2018 was $60.36 ($43.40 for the first nine months of fiscal year 2017), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Risk-free interest rate	1.9%	1.4%	1.8%	0.9%
Dividend yield	2.0%	2.5%	2.2%	2.8%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees.

During the third quarter of fiscal year 2018, the Company realized an immaterial amount of excess tax benefits after adjusting for the impact of the decrease in the tax rate from 35% to 31.5% due to the enactment of the Tax Cuts and Jobs Act as detailed in “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information.” During the first nine months of fiscal year 2018, the Company realized excess tax benefits of $17.5 million. During the third quarter and the first nine months of fiscal year 2017, the Company realized excess tax benefits of $1.2 million and $10.9 million, respectively. These benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal year 2018. On August 9, 2017, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 30, 2017, 9.9 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net income available to common stockholders	$11,945	$141,846	$346,722	$469,087
Weighted average common shares outstanding-basic	254,089	250,982	248,671	252,811
Dilutive effect of employee equity incentive plans	3,235	2,907	2,843	2,400
Dilutive effect of 2017 Convertible Notes	—	10,165	1,990	9,212
Dilutive effect of warrants	784	6,727	5,491	4,759
Weighted average common shares outstanding-diluted	258,108	270,781	258,995	269,182
Basic earnings per common share	$0.05	$0.57	$1.39	$1.86
Diluted earnings per common share	$0.05	$0.52	$1.34	$1.74

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans, the incremental shares issuable assuming conversion of the Company's $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), before its maturity on June 15, 2017, and exercise of warrants on a weighted-average outstanding basis. The 2017 Convertible Notes matured during the first quarter of fiscal year 2018, and the Company exercised its call options to neutralize the dilutive effect of the incremental shares from the 2017 Convertible Notes. The warrants were fully settled during the third quarter of fiscal year 2018. Because the number of diluted shares in the above table for the nine months ended December 30, 2017 was calculated based on a weighted-average outstanding basis, it included approximately 2.0 million shares of dilutive impact from the 2017 Convertible Notes through the maturity date and 5.5 million shares of dilutive impact from warrants before the settlement. See "Note 10. Debt and Credit Facility" for more discussion of the Company's debt, call options and warrants.

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 248 thousand and 3.4 million shares, for the third quarter and the first nine months of fiscal year 2018, respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method) or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 30, 2017	April 1, 2017
Raw materials	$16,807	$14,517
Work-in-process	164,609	161,120
Finished goods	45,117	51,396
	$226,533	$227,033

Note 10.	Debt and Credit Facility
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
The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	December 30, 2017	April 1, 2017
Liability component:
Principal amount of the 2017 Convertible Notes	$—	$457,918
Unamortized discount of liability component	—	(1,977)
Hedge accounting adjustment – sale of interest rate swap	—	571
Unamortized debt issuance costs associated with 2017 Convertible Notes	—	(184)
Net carrying value of the 2017 Convertible Notes	$—	$456,328

Equity component (including temporary equity) – net carrying value	$—	$50,688

Prior to the conversion, interest expense related to the 2017 Convertible Notes was included in interest and other income (expense), net on the condensed consolidated statements of income, and was recognized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Contractual coupon interest	$—	$3,938	$2,300	$11,813
Amortization of debt issuance costs	—	362	184	1,086
Amortization of debt discount, net	—	2,763	1,406	8,289
Total interest expense related to the 2017 Convertible Notes	$—	$7,063	$3,890	$21,188
To reduce the hedging costs of purchasing the call options on its common stock as described above, the Company, under separate transactions, sold warrants to independent counterparties, which gave the counterparties the right to purchase up to 21.1 million shares of the Company's common stock at $40.26 per share. All of the warrants were exercised as of December 30, 2017 and the Company issued 9.2 million shares of its common stock for the settlement.

2019 Notes and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of December 30, 2017, the remaining term of the 2019 Notes and 2021 Notes are 1.2 years and 3.2 years, respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of December 30, 2017 and April 1, 2017:

(In thousands)	December 30, 2017	April 1, 2017
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(636)	(1,037)
Unamortized debt issuance costs associated with the 2019 Notes	(398)	(654)
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,723)	(2,107)
Unamortized debt issuance costs associated with the 2021 Notes	(773)	(955)
Total carrying value	$996,470	$995,247

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Contractual coupon interest	$6,406	$6,406	$19,219	$19,219
Amortization of debt issuance costs	146	146	439	439
Amortization of debt discount, net	265	257	785	764
Total interest expense related to the 2019 Notes and 2021 Notes	$6,817	$6,809	$20,443	$20,422

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received net proceeds of $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of December 30, 2017, the remaining term of the 2024 Notes is approximately 6.5 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company earned a net interest income of $1.3 million and $3.4 million during the three and nine months ended December 30, 2017, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income as a reduction to interest expense. As of December 30, 2017, the fair value of the interest rate swap contracts was $11.8 million, which was recorded in other long-term liabilities on the condensed consolidated balance sheets.

The following table summarizes the carrying value of the 2024 Notes as of December 30, 2017 and April 1, 2017:

(In thousands)	December 30, 2017	April 1, 2017
Principal amount of the 2024 Notes	$750,000	$—
Unamortized discount of the 2024 Notes	(783)	—
Unamortized debt issuance costs associated with 2024 Notes	(3,642)	—
Carrying value of the 2024 Notes	$745,575	$—
Fair value hedge adjustment - interest rate swap contracts	(11,834)	—
Net carrying value of the 2024 Notes	$733,741	$—

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Contractual coupon interest	$4,238	$—	$9,604	$—
Amortization of debt issuance costs	142	—	331	—
Amortization of debt discount, net	27	—	65	—
Total interest expense related to the 2024 Notes	$4,407	$—	$10,000	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 30, 2017, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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
Through December 30, 2017, the Company had used $628.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $371.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 30, 2017 and April 1, 2017.

During the first nine months of fiscal year 2018, the Company repurchased 4.7 million shares of common stock in the open market and through accelerated share repurchase agreements with multiple independent financial institutions for a total of $310.8 million. During the first nine months of fiscal year 2017, the Company repurchased 8.0 million shares of common stock in the open market for a total of $414.0 million.

Note 12.	Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Interest income	$17,738	$14,504	$44,984	$38,068
Interest expense	(11,224)	(13,872)	(34,333)	(41,610)
Other expense, net	(1,045)	(1,024)	(1,513)	(2,588)
Interest and other income (expense), net	$5,469	$(392)	$9,138	$(6,130)

Note 13.	Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	December 30, 2017	April 1, 2017
Accumulated unrealized losses on available-for-sale securities, net of tax	$(17,503)	$(17,091)
Accumulated unrealized gains on hedging transactions, net of tax	1,419	661
Accumulated cumulative translation adjustment, net of tax	(5,419)	(8,251)
Accumulated other comprehensive loss	$(21,503)	$(24,681)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 14.	Income Taxes
The Company recorded tax provisions of $183.2 million and $217.7 million for the third quarter and the first nine months of fiscal year 2018, respectively, representing an effective tax rate of 94% and 39%, respectively. The Company recorded tax provisions of $20.7 million and $50.8 million for the third quarter and the first nine months of fiscal year 2017, respectively, representing an effective tax rate of 13% and 10%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact the Company in the third quarter of fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company’s fiscal year 2018 federal statutory rate will be a blended rate of 31.5%. The change in the statutory tax rate from 35% to 31.5% for the Company's fiscal year 2018 does not have a significant impact on the effective tax rate.
Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 30, 2017, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $183.2 million, which was included as a component of income tax expense from continuing operations. The Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements.
The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) of its foreign subsidiaries. The Company had previously accrued deferred taxes on a portion of these same earnings. The larger balance was permanently reinvested outside the U.S. The Company recorded provisional U.S. federal and state amounts for its one-time transition tax liabilities, resulting in an increase in income tax expense of $582.8 million. In addition, the Company released the related deferred tax liabilities, resulting in a decrease in income tax expense of $424.3 million. The net increase to tax expense is $158.5 million.
The Company has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. In addition, the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal year 2018 or the average of the year-end balances for fiscal years 2016 and 2017. The Company's calculation of this amount will change with further analysis, fourth quarter activities, and further guidance from the U.S. federal and state tax authorities about the application of these new rules. The Company will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities.
As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded for the remeasurement and resulting write-down of the Company's deferred tax balance was $26.2 million. The Company’s actual write-down may vary materially from the provisional amount because the final analysis will be based on balances as of March 31, 2018 and actual activities of the fourth quarter of fiscal year 2018.

The difference between the blended U.S. federal statutory tax rate of 31.5% and the Company's effective tax rate in all periods of fiscal year 2018 was primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in all periods of fiscal year 2017 was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as the Company intended to permanently reinvest the earnings outside of the U.S.
The Company’s total gross unrecognized tax benefits as of December 30, 2017 increased by $91.1 million in the first nine months of fiscal year 2018 to $121.5 million. The increase is primarily attributable to an additional deduction claimed on federal and state amended tax returns for repurchase premium paid in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037 (2037 Convertible Notes) in fiscal year 2014.  As of December 30, 2017, the total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $14.5 million. Another $85.5 million related to the 2037 Convertible Notes would increase additional paid-in capital.  It is reasonably possible that changes to our unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be determined at this time.
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
The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal year 2014, for U.S. state income tax purposes for years through fiscal year 2010, and for Ireland income tax purposes for years through fiscal year 2012.

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

Fiscal Years	(In thousands)
2018 (remaining three months)	$1,751
2019	6,453
2020	7,752
2021	5,735
2022	5,756
Thereafter	29,284
Total	$56,731
Aggregate future rental income to be received from owned property totaled $8.4 million as of December 30, 2017. Rent expense, net of rental income, under all operating leases was $0.9 million and $3.0 million for the three and nine months ended December 30, 2017, respectively. Rent expense, net of rental income, under all operating leases was $1.3 million and $3.8 million for the three and nine months ended December 31, 2016, respectively. Rental income was not material for the third quarter and the first nine months of fiscal years 2018 and 2017.
Other commitments as of December 30, 2017 totaled $157.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 30, 2017, the Company had $27.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal year 2018 and the end of fiscal year 2017, the accrual balance of the product warranty liability was immaterial.

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

On February 1, 2017, a patent infringement lawsuit was filed by Godo Kaisha IP Bridge 1 (IP Bridge) against the Company in the U.S. District Court for the Eastern District of Texas (Godo Kaisha IP Bridge 1 v. Xilinx, Inc., Case. No. 2:17-cv-00100).  The lawsuit pertains to two patents and IP Bridge seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction or an on-going royalty.  On September 14, 2017, the court granted the Company’s motion to transfer venue and the matter is now pending before the U.S. District Court for the Northern District of California. On February 1, 2017, the Company filed a complaint for declaratory judgment of patent non-infringement against IP Bridge in the U.S. District Court for the Northern District of California (Xilinx, Inc. v. Godo Kaisha IP Bridge 1, Case No. 5:17-cv-00509). The complaint filed by the Company pertained to twelve other patents and sought judgment of non-infringement by Xilinx, as well as costs, expenses and attorneys’ fees.  On June 15, 2017, IP Bridge granted Xilinx a royalty-free covenant not to sue for infringement of those twelve patents, and on June 16, 2017, the parties filed a stipulated dismissal without prejudice of the declaratory judgment action in California. The Company is unable to estimate its range of possible loss, if any, in the remaining action at this time.

On March 17, 2017, a patent infringement lawsuit was filed by Anza Technology, Inc. (Anza) against the Company in the U.S. District Court for the District of Colorado (Anza Technology, Inc. v. Xilinx, Inc., Case No. 1:17-cv-00687). The lawsuit pertains to three patents and Anza seeks unspecified damages, attorney fees, interest, costs, and expenses. On October 27, 2017, the court granted the Company’s motion to transfer venue and the matter is now pending before the U.S. District Court for the Northern District of California. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On December 11, 2017, a patent infringement lawsuit was filed by Lucio Development LLC (Lucio) against the Company in the U.S. District Court for the Eastern District of Texas (Lucio Development LLC v. Xilinx, Inc., Case No. 6:17-cv-00688). The lawsuit pertains to a single patent and Lucio seeks injunctive relief, unspecified damages, interest, and costs. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend our IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of the action in its entirety.  The Court has not yet ruled on the motions for summary judgment. The Company intends to vigorously defend the case and is unable to estimate its range of possible loss, if any, in this matter at this time.

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

As of December 30, 2017, there have been no material changes to the Company's goodwill and acquisition-related intangibles since April 1, 2017.

Note 19.	Subsequent Events

On January 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.35 per common share for the fourth quarter of fiscal year 2018. The dividend is payable on February 22, 2018 to stockholders of record on February 7, 2018.

As previously disclosed by the Company on a Form 8-K filed with the SEC on January 5, 2018, Victor Peng will succeed Moshe Gavrielov as the Company’s President and Chief Executive Officer effective January 29, 2018. In relation to the CEO transition, as well as other executive transitions in the fourth quarter of fiscal year 2018, the Company expects to record a one-time charge of approximately $30.0 million to operating expenses in the fourth quarter of fiscal year 2018.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheets; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 1, 2017. For more discussion specific to the accounting for income taxes and the impacts from the enactment of the TCJA, please refer to “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information.” We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: third quarter and first nine months of fiscal year 2018 compared to the third quarter and first nine months of fiscal year 2017

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.9	30.4	30.0	30.0
Gross margin	71.1	69.6	70.0	70.0
Operating expenses:
Research and development	26.3	27.2	25.6	25.1
Selling, general and administrative	14.7	14.3	14.6	14.4
Amortization of acquisition-related intangibles	0.1	0.2	0.1	0.2
Total operating expenses	41.1	41.7	40.3	39.7
Operating income	30.0	27.9	29.7	30.3
Interest and other income (expense), net	0.9	(0.1)	0.5	(0.4)
Income before income taxes	30.9	27.8	30.2	29.9
Provision for income taxes	29.0	3.5	11.7	2.9
Net income	1.9%	24.3%	18.5%	27.0%

Net Revenues

We sell our products to global manufacturers of electronic products in end markets such as wireline and wireless communications, aerospace and defense, industrial, scientific and medical, test and measurement, audio, video and broadcast, and automotive. The vast majority of our net revenues are generated by sales of our semiconductor products, but we also generate sales from support products, which include configuration solutions, software and support/services. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our recent product offerings and include the UltraScale+, UltraScale and 7-series product families.

•	Core Products include all other product families.

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

Net revenues of $631.2 million in the third quarter of fiscal year 2018 represented an 8% increase from the comparable prior year period of $585.7 million. Net revenues from Advanced Products increased 30% in the third quarter of fiscal year 2018 versus the comparable prior year period, but the declines from our Core Products partially offset the increase. No end customer accounted for more than 10% of our net revenues for the third quarter and the first nine months of fiscal years 2018 and 2017.

For the first nine months of fiscal year 2018, approximately 52% of our net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. As of December 30, 2017, we had $48.0 million of deferred revenue and $15.0 million of deferred cost of revenues recognized as a net $33.0 million of deferred income on shipments to distributors. As of April 1, 2017, we had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our condensed consolidated statements of income will be different than the amount shown on the condensed consolidated balance sheets due to actual price adjustments issued to the distributors when the product is sold to their end customers.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Advanced Products	$356.0	30	$273.1	$1,002.3	28	$782.6
Core Products	275.2	(12)	312.6	863.8	(10)	957.3
Total net revenues	$631.2	8	$585.7	$1,866.1	7	$1,739.9

Net revenues from Advanced Products increased significantly in both the third quarter and the first nine months of fiscal year 2018 compared to the comparable prior year periods. The increases for both periods were a result of sales growth from our 20nm, 16nm and, to a lesser extent, our 28nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products.

Net revenues from Core Products decreased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. For both the third quarter and the first nine months of fiscal year 2018, the decreases were largely due to decline in sales of our Virtex-5 and, to a lesser extent, our Spartan-3 and Virtex-6 product families.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets. Net revenues by end markets are classified into the following three categories: Communications & Data Center; Industrial, Aerospace & Defense; and Broadcast, Consumer & Automotive. The percentage change calculation in the table below represents the period-to-period dollar change in each end market.

Net revenues by end markets for the third quarter and the first nine months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 30, 2017	% Change in Dollars	December 31, 2016	December 30, 2017	% Change in Dollars	December 31, 2016
Communications & Data Center	35%	(12)	44%	38%	(6)	43%
Industrial, Aerospace & Defense	47	23	41	45	19	40
Broadcast, Consumer & Automotive	18	24	15	17	14	17
Total net revenues	100%	8	100%	100%	7	100%

Net revenues from Communications & Data Center decreased for the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The decreases for both periods were primarily driven by lower sales from wireless, particularly in the Europe and Japan regions, and to a lesser extent from wireline, particularly in the North America region.

Net revenues from Industrial, Aerospace & Defense increased for the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases for the third quarter of fiscal year 2018 were primarily due to higher sales from aerospace & defense in the North America region and test & measurement in both the Europe and North America regions. For the first nine months of fiscal year 2018, sales from all sub-segments grew significantly; in particular sales from aerospace & defense in the North America region and test & measurement in both the Europe and North America regions.

Net revenues from Broadcast, Consumer & Automotive increased for the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases were driven by higher sales across all sub-segments, particularly from consumer and automotive, throughout most regions.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal years 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
North America	$196.0	12	$175.2	$561.3	2	$549.8
Asia Pacific	257.3	3	250.0	773.9	10	702.0
Europe	124.4	11	112.0	364.9	8	338.5
Japan	53.5	10	48.5	166.0	11	149.6
Total net revenues	$631.2	8	$585.7	$1,866.1	7	$1,739.9

Net revenues in North America increased in both the third quarter and the first nine months of fiscal year 2018, from the comparable prior year periods. The increases were primarily due to higher sales from aerospace & defense and test & measurement, but were partially offset by a decrease in wireline.

Net revenues in Asia Pacific increased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases were primarily due to higher sales from consumer, primarily in China.

Net revenues in Europe increased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases in both periods were largely driven by higher sales from test & measurement and automotive, but were partially offset by decline in sales from wireless.

Net revenues in Japan increased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases for both periods were primarily driven by higher sales in test & measurement, industrial, scientific & medical and automotive, but were partially offset by a decline in sales from wireless.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Gross margin	$449.0	10	$407.5	$1,307.1	7	$1,217.5
Percentage of net revenues	71.1%		69.6%	70.0%		70.0%

Gross margin was higher by 1.5 percentage points in the third quarter of fiscal year 2018 compared to the same period last year, but remained flat for the first nine months of fiscal year 2018. The increase in the third quarter of fiscal year 2018 was due to favorable changes in end market mix, as the revenue mix shifted away from wireless, which generally has lower margin.

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

In order to compete effectively, we pass manufacturing cost reductions to our customers in the form of reduced prices to the extent that we can maintain acceptable margins. Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reductions in unit cost. We have historically been able to offset much of this revenue decline in our Core Products with increased revenues from Advanced Products.

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Research and development	$166.2	4	$159.2	$477.3	9	$437.2
Percentage of net revenues	26%		27%	26%		25%

R&D spending increased $7.0 million, or 4%, for the third quarter of fiscal year 2018 from the comparable prior year period. For the first nine months of fiscal year 2018, R&D spending increased $40.1 million, or 9%, from the comparable prior year period. The increases for both periods were primarily attributable to increases in headcount and employee compensation (including stock-based compensation) to support our next generation product development. These increases more than offset the decline in mask and wafer spending due to tape-out timing.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Selling, general and administrative	$92.8	11	$83.8	$273.0	9	$250.4
Percentage of net revenues	15%		14%	15%		14%

SG&A expenses were higher in both the third quarter and the first nine months of fiscal year 2018, as compared to the comparable prior year periods. The increases for both periods were primarily due to higher employee compensation (including stock-based compensation) from increased headcount when compared with the prior year periods.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Amortization of acquisition-related intangibles	$0.4	(76)	$1.5	$1.6	(60)	$3.9
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for both the third quarter and the first nine months of fiscal year 2018 decreased from the comparable prior year periods as certain intangibles were fully amortized by fiscal year 2018.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Stock-based compensation included in:
Cost of revenues	$2.2	12	$1.9	$6.5	8	$6.0
Research and development	20.2	18	17.2	57.8	18	48.8
Selling, general and administrative	14.4	22	11.8	40.9	16	35.3
	$36.8	19	$30.9	$105.2	17	$90.1

Stock-based compensation expense increased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases were primarily related to higher expenses associated with RSUs granted in the recent quarters, as more RSUs were granted, and were granted at a higher fair value.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Interest and other income (expense), net	$5.5	1,495	$(0.4)	$9.1	249	$(6.1)
Percentage of net revenues	1%		—%	—%		—%

Our net interest and other income (expense) increased in both the third quarter and the first nine months of fiscal year 2018 from the comparable prior year periods. The increases were primarily due to higher interest income from the investment portfolio, and to a lesser extent lower interest expenses from 2024 Notes and its related interest rate swap contracts as compared to the total interest expenses recognized from the 2017 Convertible Notes that matured in the first quarter of fiscal 2018.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 30, 2017	% Change	December 31, 2016	December 30, 2017	% Change	December 31, 2016
Provision for income taxes	$183.2	784	$20.7	$217.7	329	$50.8
Percentage of net revenues	29%		4%	12%		3%
Effective tax rate	94%		13%	39%		10%

On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in our third quarter of fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019.
The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, our fiscal year 2018 federal statutory rate will be a blended rate of 31.5%. The change in the statutory tax rate from 35% to 31.5% for our fiscal year 2018 does not have a significant impact on the effective tax rate.

The difference between this blended U.S. federal statutory tax rate of 31.5% and our effective tax rate in all periods of fiscal year 2018 was primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities as discussed in “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information.”

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods of fiscal year 2017 was primarily due to income earned in lower tax rate jurisdictions for which no U.S. income tax had been provided, as we intended to permanently reinvest the earnings outside of the U.S.

The increases in the effective tax rates in the third quarter and first nine months of fiscal year 2018 from the comparable prior year periods were primarily due to the one-time transition tax of $582.8 million (including state liabilities), a remeasurement of certain deferred tax assets and liabilities as a result of the reduction in the corporate income tax rate to 21% in the amount of $26.2 million and a release of reserves for uncertain tax positions in fiscal year 2017. The increases in the effective tax rate were partially offset by the reversal of deferred tax liabilities related to the portion of U.S. income tax on unremitted foreign earnings that had been accrued through the second quarter of fiscal year 2018 in the amount of $424.3 million.
As of December 30, 2017, we recognized provisional amounts for the tax effects of the TCJA which were included as components of income tax expense from continuing operations and reflected in the effective tax rates above. We will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements. The final impact of the TCJA recorded by us may vary materially from the provisional impact recorded due to a number of uncertainties and factors, including information not available until the completion of our consolidated financial statements as of and for the year ending March 31, 2018, the need for further guidance and clarification of the new law by U.S. federal and state tax authorities and the need for further guidance on the income tax accounting.
In addition to the impacts of tax reform on fiscal year 2018 previously discussed, the TCJA also establishes new tax laws that will be effective for our fiscal year 2019 year, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries, which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of entertainment expenses; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.

Because of the complexity of the new tax on low-taxed income of foreign subsidiaries, we are continuing to evaluate this provision of the TCJA and the application of ASC 740. Based on recent FASB deliberations, it appears we will be allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

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

The combination of cash, cash equivalents as well as short-term and long-term investments as of December 30, 2017 and April 1, 2017 totaled $3.64 billion and $3.44 billion, respectively. As of December 30, 2017, we had cash, cash equivalents and short-term investments of $3.54 billion and working capital of $3.74 billion. As of April 1, 2017, cash, cash equivalents and short-term investments were $3.32 billion and working capital was $2.98 billion.

As of December 30, 2017, $3.20 billion of our $3.54 billion of cash, cash equivalents and short-term investments was held by our non-U.S. jurisdictions. The recent TCJA that was signed into law on December 22, 2017 subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries. The TCJA also generally allows companies to repatriate these accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017.  Accordingly, substantially all $3.20 billion of cash, cash equivalents and short-term investments held by our non-U.S. jurisdictions will be available for use in the U.S. without incurring additional U.S. federal income taxes. The one-time transition tax liability will be payable in eight annual installments, as outlined in "Contractual Obligations" below. See “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information,” for additional information about the one-time transition tax.

Operating Activities —During the first nine months of fiscal year 2018, our operations generated net positive cash flow of $577.7 million, which was $50.1 million lower than the $627.8 million generated during the first nine months of fiscal year 2017. The net cash provided by operations during the first nine months of fiscal year 2018 was primarily from net income as adjusted for non-cash related items, a decrease in inventory as well as an increase in other accrued liabilities and income tax payable. These items were partially offset by increases in accounts receivable, prepaid expenses and other assets as well as decreases in accounts payable. Accounts receivable increased by $104.5 million to $348.5 million at December 30, 2017 compared to $243.9 million at April 1, 2017. Days sales outstanding increased to 51 days at December 30, 2017 from 38 days at April 1, 2017, primarily due to timing of shipments and collections. Our inventory levels as of December 30, 2017 were slightly lower at $226.5 million compared to $227.0 million at April 1, 2017, and combined inventory days at Xilinx and distribution decreased to 118 days at December 30, 2017 from 127 days at April 1, 2017.

Investing Activities —Net cash used in investing activities was $318.9 million during the first nine months of fiscal year 2018, as compared to net cash provided by investing activities of $362.6 million in the first nine months of fiscal year 2017. Net cash used in investing activities during the first nine months of fiscal year 2018 consisted primarily of $272.1 million of net cash used in purchases of available-for-sale securities, $28.9 million net cash used in purchases of property, plant and equipment and $17.8 million used in other investing activities.

Financing Activities —Net cash used in financing activities was $314.1 million in the first nine months of fiscal year 2018, as compared to $654.7 million in the first nine months of fiscal year 2017. Net cash used in financing activities during the first nine months of fiscal year 2018 consisted of $457.9 million of cash repayment for the 2017 Convertible Notes, $310.8 million cash payment to repurchase common stock, $263.8 million dividend payments to stockholders and $44.4 million of payment for RSU withholdings, which were partially offset by $745.2 million of proceeds from issuance of the 2024 Notes and $19.6 million of proceeds from issuance of common stock under employee stock plans.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through April 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in "Part I. Financial Information," for a schedule of our operating lease commitments as of December 30, 2017 and additional information about operating leases.

Due to the nature of our business, we depend upon subcontractors to manufacture our silicon wafers and provide assembly and test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 30, 2017, we had $157.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 30, 2017, we also had $27.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance expiring at various dates through December 2019.

On May 30, 2017, we issued $750.0 million principal amount of 2024 Notes with a maturity date on June 1, 2024. The 2024 Notes were offered to the public at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. As of December 30, 2017, we had $750.0 million of the 2024 Notes outstanding. We also had $500.0 million of 2019 Notes and $500.0 million of 2021 Notes outstanding as of December 30, 2017. The 2019 Notes and 2021 Notes require payment of interest semiannually on March 15 and September 15. See "Note 10. Debt and Credit Facility" to our condensed consolidated financial statements, included in Part 1. "Financial Information," for additional information about our debentures.

As of December 30, 2017, we had $531.5 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $531.5 million, $520.9 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which will be payable in eight annual installments. The first installment is classified as a current income tax payable. The installment amounts will be equal to 8% of the total liability, payable in fiscal years 2019 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026. See “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information,” for additional information about the one-time transition tax. The remaining $10.6 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 30, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Our investment portfolio is also available for future cash requirements as is our $400.0 million revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, and was entered into in December 2016 (expiring in December 2021). We are not aware of any lack of access to the revolving credit facility; however, we can provide no assurance that access to the credit facility will not be impacted by adverse conditions in the financial markets. Our credit facility is not reliant upon a single bank. There have been no borrowings to date under our existing revolving credit facility.

During the first nine months of fiscal year 2018, we repurchased 4.7 million shares of common stock in the open market and through an accelerated share repurchase agreement with an independent financial institution for a total of $310.8 million. During the first nine months of fiscal year 2017, we repurchased 8.0 million shares of common stock in the open market for a total of $414.0 million. On October 19, 2016, we announced our plan to utilize the $1.00 billion repurchase authorization under the 2016 Repurchase Program over the next several quarters. As of December 30, 2017, we have $371.3 million left available for future purchase. During the first nine months of fiscal year 2018, we paid $263.8 million in cash dividends to stockholders, representing $1.05 per common share. During the first nine months of fiscal year 2017, we paid $250.7 million in cash dividends to stockholders, representing $0.99 per common share. On January 23, 2018, our Board of Directors declared a cash dividend of $0.35 per common share for the fourth quarter of fiscal year 2018. The dividend is payable on February 22, 2018 to stockholders of record on February 7, 2018. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, changes in tax law, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $3.29 billion as of December 30, 2017, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, bank loans, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 30, 2017 would have affected the fair value of our investment portfolio by approximately $55.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 30, 2017 and April 1, 2017, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	December 30, 2017	April 1, 2017
Singapore Dollar	$22.8	$22.0
Euro	29.3	18.6
Indian Rupee	52.7	31.1
British Pound	7.9	10.8
Japanese Yen	3.8	3.8
Chinese Yuan	4.2	—
	$120.7	$86.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2019. The majority of net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 30, 2017 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $11.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 30, 2017 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Resale of product through Avnet accounted for 45% of our worldwide net revenues in the first nine months of fiscal year 2018 and as of December 30, 2017, Avnet accounted for 64% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property, including hardware and software tools and products acquired from third parties. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools that are available to us. In addition, hardware and software tools and products procured from third parties may contain design or manufacturing defects, including flaws that could unexpectedly interfere with the operation of our products. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be adversely affected.

We rely on information technology (IT) systems, and failure of these systems to function properly or unauthorized access to our systems could result in business disruption.

We rely in part on various IT systems to manage our operations, including financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis. In addition, hardware and software tools and products procured from third parties included in our IT systems may contain design or manufacturing defects, including flaws that could unexpectedly interfere with the operation of our IT systems. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. We also may be subject to unauthorized access to our IT systems through a security breach or cyber attack. We experience cyber attacks of varying degrees on an ongoing basis. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network systems. We seek to detect and investigate any security incidents and prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to and sabotage our systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. Our business could be significantly harmed, and we could be subject to third party claims in the event of such a security breach. Our IT systems are also linked to the IT systems of customers, suppliers, and distribution partners and those links provide critical information we use to manage our operations, including information used for financial reporting. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as that of our IT systems.

If we are unable to maintain effective internal controls, our stock price could be adversely affected.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain, develop and transition such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructurings which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we are unable to retain or develop existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed. Further, changes to our qualified personnel, including key members of management, may be disruptive to our business, and any failure to successfully assimilate key new hires, or to successfully retain, develop and transition promoted employees, could adversely affect our business and results of operations.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. For example, in December 2013, we entered into a Settlement and License Agreement with PACT XPP Technologies, AG (PACT) in which the parties agreed to dismiss with prejudice all outstanding patent litigation among us, Avnet and PACT. As part of the settlement, we agreed to pay PACT a lump sum of $33.5 million. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 17. Contingencies" to our condensed consolidated financial statements, included in Part II. Item 1. "Financial Statements" of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

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

Considerable amounts of shares of our common stock are available for issuance under our equity incentive plans, and significant issuances in the future may adversely impact the market price of our common stock.

As of December 30, 2017 we had 2.00 billion authorized shares of common stock, of which 254.7 million shares were outstanding. In addition, 28.8 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Employee Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would in the future be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of December 30, 2017 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2019 Notes, $500.0 million in aggregate principal amount of our 2021 Notes and $750.0 million in aggregate principal amount of our 2024 Notes. We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2016, the Board authorized 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through December 30, 2017, we have used $628.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $371.3 million available for future purchases.

The following table summarizes our repurchase of our common stock during the third quarter of fiscal year 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
October 1, 2017 to November 4, 2017	—	$—	—	$444,617
November 5, 2017 to December 2, 2017	490	$71.34	490	$409,630
December 3, 2017 to December 30, 2017	537	$71.34	537	$371,327
Total for the Quarter	1,027		1,027

Item 6.	Exhibits

Incorporated by Reference

Exhibit No.	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Employment Agreement, dated as of January 4, 2018, by and between Xilinx, Inc. and Victor Peng	8-K	000-18548	10.1	1/5/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 26, 2018	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)